Form 10-Q
period 1995-02-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1995-04-14
CIK 726514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995 OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________


                         COMMISSION FILE NUMBER 0-12853


                       ELECTRO SCIENTIFIC INDUSTRIES, INC.




          OREGON                                                 93-0370304



                 13900 N.W. SCIENCE PARK DRIVE, PORTLAND, OREGON
                                      97229


                                 (503) 641-4141



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                        -----     -----

AS OF FEBRUARY 28, 1995 THERE WERE 8,226,991 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX


PART I.   FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                      3-4
          FEBRUARY 28, 1995 AND MAY 31, 1994

          CONSOLIDATED STATEMENTS OF INCOME                                  5
          THREE MONTHS AND NINE MONTHS ENDED
          FEBRUARY 28, 1995 AND FEBRUARY 28, 1994

          CONSOLIDATED STATEMENTS OF CASH FLOWS                            6-7
          NINE MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       8-9


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              10-11
          CONDITION AND RESULTS OF OPERATIONS

     SIGNATURE                                                              12

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


ASSETS                                    February 28, 1995*     May 31, 1994
                                          ------------------     ------------

CURRENT ASSETS:
  Cash and cash equivalents                   $  25,145            $  8,221
  Trade receivables, net                         30,714              16,062
  Inventories                                    24,874              19,665
  Deferred tax assets                             2,728                --
  Prepaid expenses                                  452                 373
                                               --------             -------

     Total current assets                        83,913              44,321
                                               --------             -------

PROPERTY AND EQUIPMENT, AT COST                  34,579              32,976
  Less - accumulated depreciation               (19,660)            (18,384)
                                               --------             -------

     Net property and equipment                  14,919              14,592
                                               --------             -------

OTHER ASSETS                                      3,695               3,453
                                               --------             -------

                                               $102,527             $62,366
                                               --------             -------
                                               --------             -------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


* UNAUDITED


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


LIABILITIES AND
SHAREHOLDERS' EQUITY                      February 28, 1995*     May 31, 1994
                                     ------------------     ------------

CURRENT LIABILITIES:
  Accounts payable                           $    6,357             $ 3,149
  Accrued liabilities                             5,890               4,119
  Income taxes payable                            1,842                  38
  Current portion of long-term debt                  --                 768
                                               --------             -------

     Total current liabilities                   14,089               8,074

OTHER LONG-TERM LIABILITIES                         920                 745
                                               --------             -------

     Total liabilities                           15,009               8,819
                                               --------             -------

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value;
   1,000,000 shares authorized,
   no shares issued                               --                  --
  Common stock, without par value;
    40,000,000 shares authorized,
    8,226,991 and 6,420,517 shares
    outstanding at February 28,1995 and
    May 31, 1994, respectively                   47,375              22,097
  Retained earnings                              40,143              31,450
                                               --------             -------
  Total shareholders' equity                     87,518              53,547
                                               --------             -------

                                               $102,527             $62,366
                                               --------             -------
                                               --------             -------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

* UNAUDITED


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                          (THOUSANDS EXCEPT PER SHARE)



                                                                            Three Months Ended          Nine Months Ended
                                                                            ------------------          -----------------
                                                                      Feb. 28, 1995  Feb. 28, 1994  Feb. 28, 1995  Feb. 28, 1994
                                                                      -------------  -------------  -------------  -------------

Net Sales                                                                $29,398        $16,951        $75,207        $54,914

Cost of sales                                                             13,792          8,070         35,412         27,082
                                                                         -------        -------        -------        -------

Gross margin                                                              15,606          8,881         39,795         27,832

Operating expenses:
  Selling, service and administrative                                      7,557          4,407         19,726         14,691
  Research, development and engineering                                    3,588          2,077          8,773          6,420
                                                                         -------        -------        -------        -------

     Total operating expenses                                             11,145          6,484         28,499         21,111
                                                                         -------        -------        -------        -------

Operating income                                                           4,461          2,397         11,296          6,721

Interest income (expense)                                                    334            (91)           393           (402)
Other income (expense)                                                      (259)           (82)          (333)         1,876
                                                                         -------        -------        -------        -------

Income before income taxes                                                 4,536          2,224         11,356          8,195

Provision for income taxes                                                 1,360            552          3,397          2,044
                                                                         -------        -------        -------        -------

Net income                                                               $ 3,176        $ 1,672        $ 7,959        $ 6,151
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------

Net income per share                                                     $  0.39        $  0.26        $  1.10        $  0.96
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------

Weighted average number of shares used in computing per share amounts      8,205          6,489          7,238          6,401




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                                                       Nine Months Ended
                                                                                                       -----------------
                                                                                               Feb. 28, 1995       Feb. 28, 1994
                                                                                               -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                       $  7,959             $ 6,151
Adjustments to reconcile net income
  to cash provided from operating activities:
  Depreciation and amortization                                                                     1,807               1,511
  Deferred income taxes                                                                            (1,608)                --
  Gain on sale of product lines                                                                        --              (2,098)
  Other                                                                                                58                 251
  Changes in operating accounts:
      (Increase) decrease in trade receivables                                                    (12,958)                332
      Increase in inventory                                                                        (2,250)             (2,841)
      Decrease (increase) in prepaid expenses                                                         219                (534)
      Increase (decrease) in accounts payable,
       accrued liabilities and other long-term liabilities                                          2,378              (1,053)
      Increase in income taxes payable                                                              1,804                 887
                                                                                                 --------             -------
   Net cash (used in) provided by operating activities                                             (2,591)              2,606
                                                                                                 --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Chicago Laser subsidiary, net of cash (1)                                              (707)                 --
  Purchase of property and equipment                                                               (2,432)             (1,570)
  Proceeds from sale of product lines                                                                  --               4,043
  Increase in other assets                                                                           (217)                (77)
                                                                                                 --------             -------
    Net cash (used in) provided by investing activities                                            (3,356)              2,396
                                                                                                 --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to retire long-term debt                                                                  (768)             (2,273)
  Reduction of notes payable to banks (2)                                                            (415)               (459)
  Proceeds from secondary stock offering                                                           22,509                  --
  Proceeds from exercise of stock options and stock plans                                             811               1,480
                                                                                                 --------             -------
    Net cash provided by (used in) financing activities                                            22,137              (1,252)
                                                                                                 --------             -------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                                 734                (256)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            16,924               3,494
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    8,221               2,791
                                                                                                 --------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 25,145             $ 6,285
                                                                                                 --------             -------
                                                                                                 --------             -------



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                              (THOUSANDS OF DOLLARS)

Notes:

(1)  Acquisition of Chicago Laser subsidiary:
     Assets less liabilities acquired, net of cash                  $(2,646)
     Issuance of common stock                                         1,939
                                                                    -------
     Net cash used to acquire Chicago Laser subsidiary              $  (707)
                                                                    -------
                                                                    -------

(2) For the nine months ended February 28, 1995, this includes debt acquired in August 1994, related to the Chicago Laser acquisition which was subsequently paid off in August 1994.








        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. Management believes that the condensed statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $225 at February 28, 1995 and $171 at May 31, 1994.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                 Feb. 28, 1995   May 31, 1994*
                                                 -------------   -------------
   Raw materials and purchased parts                 $15,517        $11,727
   Work-in-process                                     6,060          5,852
   Finished goods                                      3,297          2,086
                                                     -------        -------
                                                     $24,874        $19,665
                                                     -------        -------
                                                     -------        -------

NOTE 4 - NET INCOME PER SHARE

Net income per share are computed using the weighted average number of common shares and common stock equivalents (stock options) outstanding.

NOTE 5 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities represents a termination reserve for the employees of the Company's Japanese subsidiary as mandated by Japanese law.

NOTE 6 - SECONDARY STOCK OFFERING

On November 23, 1994, the Company completed a secondary stock offering of 1.38 million shares at $17.50 per share. The Company received proceeds of $22.5 million after consideration of brokers commissions and offering expenses. At February 28, 1995, the proceeds are reflected in cash and cash equivalents in the accompanying Consolidated Balance Sheets as the funds were invested in a money market fund. The weighted average number of shares used in computing per share amounts for the period ended February 28, 1995 reflect the offering.

* Audited

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


NOTE 7 - ACQUISITION OF CHICAGO LASER SYSTEMS, INC.

On July 12, 1994, the Company announced the signing of an agreement to acquire the stock of Chicago Laser Systems, Inc. (Chicago Laser), a privately held company based in Des Plaines, Illinois. The transaction was completed on August 12, 1994. The purchased consideration consists of approximately $1,280 in cash, 333,000 shares of ESI stock and the assumption of liabilities. The ESI shares are restricted shares subject to Securities and Exchange Commission Rule 144. The transaction was accounted for as a purchase acquisition.

The Company is still obtaining certain data related to the acquisition and accordingly the purchase price allocation remains open. The Company has recorded the acquisition at the estimated fair value of the assets acquired and liabilities assumed including the recognition of deferred tax assets of $1,120. The following unaudited pro forma combined income statement data for the nine months ended February 28, 1995 and 1994 and the three months ended February 28, 1994 was prepared as if the acquisition had occurred at the beginning of the respective periods:


                                                   Pro Forma
                                                   ---------
                                        Combined Income Statements Data
                                        -------------------------------
                                  Nine months ended           Three months ended
                                  -----------------           ------------------
                        February 28, 1995  February 28, 1994   February 28,1994
                        -----------------  -----------------   ----------------
   Net Sales                 $78,268            $61,843            $19,844
   Net Income                 $7,536             $5,713             $1,642
   Net Income per share        $1.04              $0.85              $0.24


Chicago Laser's fiscal year end was October 31. The above pro forma data has been prepared by adjusting Chicago Laser's income statement data so that it is within one month of ESI reported amounts for the respective periods.



NOTE 8 - SALE OF PRODUCT LINES

During the second quarter ended November 30, 1993, the Company sold the product lines and certain assets of the MSI Material Division of its wholly-owned subsidiary Palomar Systems, Inc., to Ferro Corporation of Cleveland, Ohio. The proceeds were received in cash and the funds were used to reduce the current portion of long-term debt and other short-term debt. A gain of $2.1 million from the sale of these product lines was reflected in other income in the accompanying Consolidated Statements of Income.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS


                              Results of Operations


Net sales for the quarter ended February 28, 1995 increased 73.4% or $12.4 million over the same period of the prior year. Excluding net sales related to product lines sold in fiscal 1994, net sales increased 83.1% or $13.3 million. This increase results from increased unit sales of memory repair systems and miniature capacitor test and production systems. The addition of Chicago Laser Systems, Inc. in August 1994 also increased unit sales of laser trimming equipment. Year-to-date net sales, excluding revenues of $3.5 million related to product lines sold in fiscal 1994, increased 46.4% over the same period of the prior year as a result of increased unit sales of all major product lines.

Gross margin for the three months ended February 28, 1995 of 53.1% increased from the 52.4% reported for the quarter ended February 28, 1994; this results from increased sales volumes of ESI's laser based products as well as miniature
capacitor test and production systems.   Gross margin increased from 50.7% for
the nine months ended February 28, 1994 to 52.9% for the nine months ended February 28, 1995 as a result of increased sales of higher margin memory repair and laser trimming products. In addition, the divestiture of lower gross margin product lines in fiscal 1994 also contributed to the percentage increase.

Selling, service and administrative expenses for the three months ended February 28, 1995 increased $3.2 million over the same period of the prior year. Chicago Laser, acquired in August 1994, accounted for $1.0 million of the increase. Also, in conjunction with the increase in net sales, selling commissions increased; in addition, one time expenditures in the form of incentive
compensation and relocation expenses were incurred.   For the nine months ended
February 28, 1995, selling, service and administrative expenses increased $5.0 million over the same period of the prior year, as a result of expenses associated with Chicago Laser, increased selling commissions associated with higher sales volumes as well as compensation related increases. As a percentage of sales, these expenses have decreased slightly from 26.8% for the nine months ended February 28, 1994 to 26.2% for the nine months ended February 28, 1995.

Research, development and engineering expenses for the current quarter increased $1.5 million over the same period of the prior year as a result of $0.5 million of engineering expenses associated with Chicago Laser as well as compensation increases and salaries associated with new hires. In addition, prior year expenses include reimbursements of $0.3 million from the United States government's Advanced Research Project Agency which are reflected as an offset to expense. There were no such reimbursements in the current quarter. On a year-to-date basis, research, development and engineering expenses increased $2.4 million over the prior year for reasons consistent with the current quarter and as a percentage of sales remained constant at 11.7%.

Interest income (expense) for the three and nine month periods ended February 28, 1995 increased over the comparable periods of the prior year as a result of interest earned on the proceeds from the secondary stock offering and repaying all bank and long-term debt.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Other income and expense for the nine months ended February 28, 1994 includes a gain of $2.1 million related to the sale of product lines; there were no such gains in the current year.

The effective tax rate of 30.0% for the three month and nine month periods ended February 28, 1995 increased from 25.0% for the comparable periods of the prior year as a result of higher earnings in the United States and Japan during the current year.

Net income for the quarter ended February 28, 1995 was $3.2 million or $0.39 per share. This compares to net income for the three months ended February 28, 1994 of $1.7 million or $0.26 per share. Net income was $8.0 million or $1.10 per share for the nine months ended February 28, 1995 compared to $6.2 million or $0.96 per share for the nine months ended February 28, 1994. Year-to-date net income for the prior fiscal year includes a $1.6 million or $0.24 per share after tax gain on the sale of product lines.

Orders for the three months ended February 28, 1995 were $36 million; for the same period last year, incoming orders were $16 million. Ending backlog on February 28, 1995 was $23 million.


                         Liquidity and Capital Resources

The Company's principal sources of liquidity are cash of $25.1 million at February 28, 1995 and a $7.0 million line of credit, none of which was outstanding at February 28, 1995. ESI has no debt and a current ratio of 6.0:1. Working capital increased to $69.8 million at February 28, 1995 from $36.2 million at May 31, 1994 as a result of a secondary stock offering in November 1994, the acquisition of Chicago Laser in August 1994 as well as the increased level of sales in the current year which has generated a higher level of receivables. The capital requirements for the Company's current businesses are satisfied by existing sources.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

   ELECTRO SCIENTIFIC INDUSTRIES, INC.




Dated:    April 14, 1995      By  /s/ Barry L. Harmon
                                  ------------------------------------------
                                  Barry L. Harmon, Senior Vice President and
                                    Chief Financial Officer