Form 10-K
period 1995-05-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1995-08-17
CIK 726514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                        Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1995 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     _______________

                Commission File Number:  0-12853

                      ELECTRO SCIENTIFIC INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

        Oregon                                    93-0370304
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

        13900 NW Science Park Drive
        Portland, Oregon                          97229
        (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (503) 641-4141

          Securities registered pursuant to Section 12(b) of the Act:
                                  None

         Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, without par value
                     Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  __X__   No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   __X__

The aggregate market value of Common Stock held by nonaffiliates of the Registrant at June 16, 1995: $230,868,461.

The number of shares of Common Stock outstanding at June 16, 1995:  8,376,180.

                      Documents Incorporated by Reference
                      -----------------------------------

                                            Part of Form 10-K into
Document                                    which is incorporated
--------                                    ----------------------

1995 Annual Report                          Part II

Proxy Statement for 1995 Annual Meeting     Part III
of Shareholders

                        TABLE OF CONTENTS

Item of Form 10-K                                                      Page
-----------------                                                      ----
PART I

Item 1 -    Business . . . . . . . . . . . . . . . . . . . . . . .       3

Item 2 -    Properties . . . . . . . . . . . . . . . . . . . . . .      13

Item 3 -    Legal Proceedings  . . . . . . . . . . . . . . . . . .      13

Item 4 -    Submission of Matters to a Vote of Security Holders. .      13

Item 4(a) - Executive Officers of the Registrant . . . . . . . . .      14

PART II

Item 5 -    Market for the Registrant's Common Equity and
            Related Shareholder Matters  . . . . . . . . . . . . .      16

Item 6 -    Selected Financial Data. . . . . . . . . . . . . . . .      16

Item 7 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .      16

Item 8 -    Financial Statements and Supplementary Data  . . . . .      21

Item 9 -    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . .      38

PART III

Item 10 -   Directors and Executive Officers of the Registrant . .      38

Item 11 -   Executive Compensation . . . . . . . . . . . . . . . .      39

Item 12 -   Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . . . . . .      39

Item 13 -   Certain Relationships and Related Transactions . . . .      39

PART IV

Item 14 -   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . .      40

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .      42

                                     PART I

ITEM 1.        BUSINESS

     ESI provides electronics manufacturers with equipment necessary to produce key components used in wireless telecommunications, computers, automotive electronics, and many other electronic products. ESI is the leading supplier of advanced laser systems used to adjust (trim) electronic circuitry and to improve the yield of semiconductor memory devices. The Company believes it is the leading producer of high-speed test and handling equipment used in the high-volume production of miniature capacitors. Additionally, the Company designs and manufactures machine vision products and laser micromachining systems for manufacturers of electronics and other products. The Company's products enable these manufacturers to reduce production costs, increase yields and improve the quality of their products. ESI's customers include manufacturers of: wireless telecommunication products (Ericsson, Motorola and Siemens); automotive electronics (Bosch, Delco, Ford, Nippon-Denso and Siemens); miniature capacitors (Kemet, Kyocera/AVX, Murata, Philips, Samsung and TDK) and DRAMs (Fujitsu, Hitachi, Hyundai, IBM, Micron Semiconductor, Samsung and Texas Instruments).

ELECTRONICS INDUSTRY OVERVIEW

     In recent years, the electronic content of telecommunications products, automobiles and personal computers has increased substantially. For example, automobile manufacturers now routinely include electronic ignition, anti-lock brakes, electronic fuel injection and other electronic systems in place of components that until recently were predominantly mechanical. In addition, new markets for consumer-oriented electronic products such as cellular telephones, facsimile machines, pagers, camcorders and personal computers have developed rapidly as increasingly affordable products have been introduced.

     Demand for electronics manufacturing equipment is driven by the demand for electronic devices and circuits. Electronic devices are used in virtually all electronic products, from inexpensive consumer electronics to the most sophisticated computers. These devices are produced in very large unit volumes.

     The demands upon manufacturers to supply increasing quantities of electronic devices have been accompanied by increased complexity and reduced size. As electronic products become more powerful and portable, the devices in these products must be faster, smaller and more reliable. To achieve these attributes of higher performance, the electronic device manufacturers use finer device geometries, increase densities, and tune the devices to precise electrical values. Manufacturers of cellular telephones, for example, must use miniaturized circuits to accommodate the size limitations of the finished product. These circuits must also operate within precise frequency specifications, typically requiring component values with less than 0.5 percent tolerance, in order for the existing cellular frequency bands to accommodate the expanding number of cellular users without interchannel interference.

     As electronic device densities and performance demands have increased, the manufacturers of capacitors and resistors that are basic components of assembled electronic devices have been compelled to reduce size and to improve performance of these individual components. The increasing miniaturization of these components makes production, testing and handling difficult.

     In addition to quantity, size and performance demands, a trend throughout the electronics industry is cost reduction. The highly competitive markets for electronic products create cost limitations at the consumer level, and result in cost pressure on component manufacturers. The manufacturers seek to reduce device costs by improving throughput, yield and quality in device production.


OVERVIEW OF MARKETS, PRODUCTS AND STRATEGY

     Pagers, cellular telephones, personal computers and automotive engine control circuits represent the largest end-market applications for electronic devices and circuits that are produced using ESI's systems. The Company's customers also serve a wide range of other electronic applications.

     The Company believes that it is critical that each of its products provide the customer with measurable production benefits, such as improved yield, increased throughput, greater reliability, or increased flexibility, resulting in the lowest cost of ownership and a high return on investment. The Company also designs its production systems with a migration path for system upgrade, thereby providing its customers flexibility to add capacity or improve product performance at a reasonable incremental cost.

     ESI believes it is the leading merchant equipment supplier to three specialized markets: laser trimming, miniature capacitors test and production and memory repair. ESI's systems also serve the machine vision and laser micromachining markets.

LASER TRIMMING SYSTEMS. The Company's laser trimming systems are used to tune the precise frequency of electronic circuits that receive and transmit signals in pagers, cellular telephones and other wireless devices. The Company's laser trimming systems are also used to tune automotive electronic assemblies such as engine control circuits.

     The Company's laser trimming systems remove precise amounts of material to tune devices such as resistors, resistor networks, hybrid circuits and linear integrated circuits. An on-line electronic measurement subsystem and a machine vision subsystem guide the laser positioning and power control to perform precisely calibrated removal of material.

TEST AND PRODUCTION SYSTEMS FOR MINIATURE CAPACITORS. The Company's Palomar product offering consists of automated test, production and handling equipment for manufacture of miniature multi-layer ceramic capacitors ("MLCCs") which are used in very large numbers in nearly all types of electronic circuits. For example, consumer electronic products such as camcorders, VCRs, cellular phones and personal computers can contain hundreds of MLCCs. The largest uses of MLCCs have been in consumer electronics, automotive electronics and computers. Major growth is occurring in markets for telecommunication products, particularly wireless telecommunications products, and personal computers.

MEMORY REPAIR SYSTEMS. Memory repair systems are used by nearly all manufacturers of DRAMs to increase production yields. Personal computers are the largest application for DRAMs. DRAMs also are used in a broad range of other types of digital electronic products.

     The Company's memory repair systems can significantly increase production yields of DRAMs, particularly in the initial production of a new generation of device. DRAMs are built with redundant arrays of memory elements. The Company's memory repair systems receive test data from memory test systems and, with a laser, cut connection points ("links") to deactivate defective memory cells and activate spare cells.

PRODUCTS  A. LASER TRIMMING SYSTEMS

     The Company's laser systems are used by manufacturers supplying the telecommunications, automotive, and consumer markets. Customers include Bosch, Delco, Ericsson, Ford, IBM, Motorola, Nippon-Denso, Philips, Siemens and Sumitomo.

     Laser trimming is used to adjust the electrical performance of an electrical product or assembly containing many circuits. The laser trimming system removes a precise amount of material from one or more circuits to achieve the desired electrical specification for the entire product. This process is called "functional trimming," and is performed while the product or assembly is under power. For example, in pagers, laser trimming of a few selected circuits in the product is used to tune the electrical performance of the entire product to the desired frequency specification.

     The Company's laser trimming systems also adjust the electrical performance of individual devices such as film resistors, resistor networks, capacitors and hybrid circuits. Laser trimming is required because the screening process used to manufacture resistors cannot cost effectively deposit material precisely enough to provide consistent electrical values. The trimming system can also be rapidly reprogrammed to trim devices to different values, enabling the manufacturer to efficiently convert volume-produced devices of a single value into devices with a variety of values.

     The following chart summarizes the models, typical applications, key features and price ranges of the Company's current laser trimming products.

                          ESI LASER TRIMMING PRODUCTS

  PRODUCT             TYPICAL APPLICATION          ACCURACY        THROUGHPUT          WORK AREA        PRICE RANGE
  -------             -------------------          --------        ----------          ---------        -----------
                                                   (MICRONS)    (TRIMS PER SECOND)     (INCHES)
                                                   ---------    ------------------     --------
Model 37E Plus     Thick film resistor trimming      2.5                50               3 x 3       $150,000-$370,000
Model 4210         Surface mount capacitor           2.5                50             3.5 x 3.5     $180,000-$280,000
                    trimming
Model 977          Test intensive, thick film,       1.55               50               3 x 3       $175,000-$400,000
                    functional trimming
Model 960          Thick film functional             1.27               50               3 x 3       $150,000-$370,000
                    trimming
Model 907          Chip resistor trimming            1.27              100               3 x 3       $170,000-$230,000
Model 4410         Thick/thin film functional        1.0                15               4 x 4       $250,000-$400,000
                    trimming

B. TESTING AND PRODUCTION SYSTEMS FOR MINIATURE CAPACITORS

     The Company's Palomar Systems subsidiary manufactures and sells a broad line of automatic test, production and handling equipment used to manufacture MLCCs. Capacitors are used to filter or smooth electrical signals and are found in virtually all electronic applications and products. Large numbers of MLCCs are used in circuits that process analog signals or operate at high frequencies such as in video products (VCRs and camcorders), voice communication products, wireless telecommunication products and computers. Principal customers for ESI's MLCC test and production equipment are Kemet, Kyocera/AVX, Murata, Philips, Samsung and TDK.

     The worldwide miniature capacitor market is estimated to be $4.1 billion (205 billion units) in 1995. Most of the leading producers are in Japan, led by Kyocera, Murata and TDK. The Company believes it is the leading merchant supplier of equipment to the MLCC industry for production of miniature capacitors. Production demands imposed by miniaturization are leading capacitor manufacturers to increasingly consider merchant equipment suppliers as an alternative to internal development of manufacturing equipment.

     As circuit sizes have shrunk, the size of commonly used miniature capacitors has also shrunk to as small as .04" x .02" x .01". These minute sizes and the high unit volumes place extraordinary demands on manufacturers. ESI's products combine high-speed, small parts handling technology with microprocessor-based systems to provide highly automated solutions for MLCC manufacturers. The Company's test and termination equipment and specialty handling tools perform a broad range of functions in the manufacturing process.

TEST. Virtually all capacitors are tested and sorted by capacitance (electrical energy storage) and dissipation (electrical energy leakage). The Company's equipment employs high-speed handling and positioning techniques to precisely load, test and sort capacitors based upon these electrical values.

TERMINATION. MLCCs are manufactured in a lamination process, layering conducting and insulating materials. The Company's microprocessor-based termination systems apply conductive material to the ends of surface mountable MLCCs, permitting connection of the device in a circuit.

HANDLING TOOLING. The Company offers a wide range of specialized production fixtures and tools for various stages of the manufacturing process, including a series of patented carrier plates capable of handling up to 8,000 devices per plate for termination application. The decreasing size and growing volumes of MLCCs produced cause manufacturers to continuously seek new tools and fixtures to improve throughput and handling efficiency.

TURNKEY FACTORIES. The Company's breadth of product offerings for MLCC production permit it to provide the equipment necessary to install an entire factory on a turnkey basis. The Company provides training and support for start-up factories throughout the world. Over the past several years, the Company has provided equipment for over 20 turnkey MLCC factories at prices ranging from $1 million to $4 million.

     The following chart summarizes certain of ESI's current products, applications, key features and price ranges:


              ESI MINIATURE CAPACITOR TEST AND PRODUCTION PRODUCTS

  PRODUCT                              APPLICATION                                     KEY FEATURES                   PRICE RANGE
  -------                              -----------                                     ------------                   -----------
TEST SYSTEMS
Models 16A and 18          Tests capacitance, dissipation factor and    High speed rotary tester. Throughput up     $85,000-$100,000
                           voltage capability for small (Model 18)      to 50,000 parts/hour.
                           and medium (Model 16A) size MLCCs

Models 12-4 and 3001 IR    Tests insulation resistance (IR) of MLCCs    High speed parallel tester with            $100,000-$225,000
                                                                        throughput rates of up to 50,000
                                                                        parts/hour. Model 3001 IR includes
                                                                        automatic bulk loading.

TERMINATION SYSTEMS

Models 2001 and 2020       Electrical contact attachment on MLCCs       Microprocessor controlled surface mount     $40,000-$80,000
                                                                        termination system. Throughput up to
                                                                        130,000 parts/hour. Model 2020 includes
                                                                        an integrated kiln.

Model 2007                 Electrical contact attachment on MLCCs       High productivity microprocessor           $100,000-$110,000
                                                                        controlled surface mount termination
                                                                        system. Throughput up to 470,000
                                                                        parts/hour.

HANDLING TOOLING

Carrier Plates             Plates to batch handle MLCCs for test        Patented composite carriers to handle          $200-$500
                           and termination                              the full range of MLCC sizes and up to
                                                                        8,000 pieces per batch.

Test Tooling               Test fixtures for use with ESI systems       Permits precise location and positioning       $300-$600
                                                                        of MLCCs during the test operation.

C. LASER MEMORY REPAIR SYSTEMS

     Personal computers and high performance workstations are the largest market for semiconductor memory, although photocopiers, facsimile machines and telecommunications equipment represent products requiring increasing amounts of memory. Customers of the Company's memory repair systems include Fujitsu, Hitachi, Hyundai, IBM, Micron Semiconductor, Motorola, Samsung, Siemens, and Texas Instruments.

     Laser memory repair is a process used by memory device manufacturers to replace defective circuit elements with spare elements, and thereby salvage a memory device. Lower cost, higher capacity memory devices have been achieved by reducing the size of circuit elements and increasing the number of circuit elements per device, thereby requiring leading edge semiconductor processes. These processes generally result in lower manufacturing yields, especially in the early stages of producing a new generation of memory devices. Yield improvement is thus critical in the early stages of producing a new generation device.

     The primary method used by memory manufacturers to maintain and increase yield is to include extra circuit elements on each device. These "redundant" elements can then be used to replace defective elements found by test after fabrication. The Company's laser systems perform this repair by determining the optimum number and location of connections and disconnections necessary to repair the device, rapidly positioning links under the laser, and directing a laser energy pulse to cut those links to deactivate defective memory cells and activate spare cells. Redundancy is used by virtually every manufacturer of DRAMs and is increasingly being used by manufacturers of other semiconductor memory devices such as static random access memories, (SRAMS).

     The Company currently offers the Model 9200HT PLUS laser processing system for memory repair. The Model 9200HT PLUS, introduced in 1994, is designed to process increasingly dense memory devices, including 16 and 64 megabit DRAMs. To accommodate the range of memory sizes, the Model 9200HT PLUS includes a programmable laser spot size feature. The Company's Model 9200HT PLUS has a guaranteed mean time between failure of better than 1,500 hours and has a raw throughput rate of 1,200 links per second. The price of the Model 9200HT PLUS ranges up to $1.1 million depending on configuration.

     Subsequent to May 31, 1995, the Company acquired XRL, Inc. XRL's Model 1225HP laser memory repair system utilizes patented stage plus galvanometer beam positioning to achieve 0.35 micron positioning accuracy. XRL holds the patent for the ScribeView 2 illuminator, used for optical character recognition (OCR), a vital step in the memory repair process. The price of the Model 1225HP ranges up to $895,000 depending on configuration. See notes to Consolidated Financial Statements for further discussion.

     The combination of XRL and ESI has produced numerous innovations in the memory repair field.

D. VISION SYSTEMS

     The Company's Vision Products Division (formerly Intelledex Vision Products) designs and manufactures high performance machine vision products. ESI's vision systems combine advanced computer technology, proprietary software and optical equipment to reduce application development time and provide machine vision inspection that facilitates quality products and fast throughput. The TurboHR+ vision system is integrated in the Company's laser memory repair systems and is also marketed independently to electronic and semiconductor industry customers for general purpose inspection, part position verification for manufacturing processes, wafer identification using optical character recognition (OCR), measurement, machine guidance and assembly verification. Vision Products Division systems range in price from approximately $10,000 to $30,000 depending upon configuration and purchase quantities. Customers for the Company's vision products include Hewlett-Packard, Motorola and Seagate.


E. ELECTRONIC PACKAGING AND MICROMACHINING SYSTEMS

     ESI has expanded its product offering in the micromachining systems business, which focused on surface contouring, cutting, and scribing for electronic applications, into the electronic packaging industry. The initial product, the Model 5000, announced in May, 1995, is targeted for use in small geometry substrate production. This emerging market includes new generations of IC packages, multi chip modules, and high density circuit boards. ESI's advanced laser technology provides a cost effective method for forming electrical connections between layers, called vias, in a multiple layer substrate. The primary advantage of the ESI technology is the ability to process the wide variety of materials used in this industry, including ceramic, traditional glass reinforced circuit boards, copper, and new organic compounds. The price of these systems approximates $350,000, and first units were installed in May, 1995. The initial customers include Sheldahl and Litronic Industries.

     ESI's laser micromachining systems use laser technology to perform micron-level drilling and contouring of a variety of materials. The micromachining system focuses a laser on the subject material according to a location pattern programmed for the application. ESI's micromachining system, the Model 4420, employs a solid state laser for micron level accuracy. Prices of micromachining systems range from $200,000 to $400,000, depending on configuration. Customers include Digital Equipment, Read Rite and W. L. Gore.


SALES, MARKETING AND SERVICE

     ESI sells its products worldwide through direct sales and service offices located in or near: Chicago, Dallas, Portland and San Diego in the United States; Tokyo, Nagoya, Seoul and Taipei in Asia; and Munich, London, Paris and Leiderdorp, Netherlands in Europe. The Company serves customers in approximately 30 additional countries through manufacturers representatives.

     The Company has a substantial base of installed products in use by leading worldwide electronics manufacturers. The Company emphasizes strong working relationships with these leading manufacturers in order to meet their needs for additional systems and to facilitate the successful development and sale of new products to these customers.

     The Company maintains service personnel wherever it has a significant installed base and provides service anywhere its equipment is installed. New systems are tested to ensure they meet requirements and acceptance criteria incorporated into customer orders. The Company also offers a variety of warranties (which vary from 90 days to three years), maintenance contracts, and parts replacement programs.

     The Company has an OEM contract with Advantest Ltd. to supply memory repair systems in Japan. Sales to Advantest amounted to 7.2%, 7.0% and 4.0% for the fiscal years 1995, 1994, 1993. The Company maintains a presence in Korea through a majority-owned joint venture.

     International sales accounted for 70.9%, 54.7%, and 57.3% of the Company's net sales for fiscal years 1995, 1994, and 1993. See "Notes to Consolidated Financial Statements."

     Kyocera/AVX accounted for 12.4% and 10.8% of the Company's sales in fiscal 1995 and 1994, respectively. In fiscal year 1993, no one customer exceeded 10% of sales: the loss of certain customers could have a material adverse effect upon the Company's sales or earnings.

BACKLOG

     Backlog consists of written purchase orders for products for which the Company has assigned shipment dates within the following twelve months. Backlog also includes written purchase orders for spare parts and service to be delivered or performed within the next twelve months. Backlog was $26 million at May 31, 1995 versus $8 million at May 31, 1994. The Company experienced increases to backlog in all product areas and expects all of its existing backlog to ship in fiscal 1996.

RESEARCH, DEVELOPMENT AND TECHNOLOGY

     ESI believes that its ability to compete effectively depends, in part, on whether it can maintain and expand its expertise in core technologies and product applications. The primary emphasis of ESI's research and development is to advance the Company's capabilities in:

-  Lasers and laser/ material interaction

-  High speed, sub-micron motion control systems

-  Precision optics

-  High speed, small parts handling

-  Image processing and optical character recognition

-  Real-time production line electronic measurement

-  Real-time software

-  Systems integration

     The Company's research and development expenditures for fiscal years 1995, 1994, and 1993 were $13.7 million (12.7% of net sales), $8.9 million (12.3% of net sales) and $9.0 million (13.3% of net sales), respectively. The foregoing figures do not include research and development expenditures funded by Advanced Research Projects Agency (ARPA) of the U.S. Government. In September 1993, the Company was awarded a cost-shared contract from ARPA. Under the initial terms of the contract, ARPA provided $1 million of funding towards the development of a flat panel display laser interconnect and repair system. In March 1995, the contract scope of work was expanded and an additional $100,000 of funding was awarded; work will be performed by the Company through the third quarter of fiscal 1996. This project is consistent with the Company's technology strategy. In fiscal 1995 and 1994, the Company received $600,000 and $700,000, respectively, of funding from ARPA which offset research and development expenses.

COMPETITION

     ESI's markets are competitive. The principal competitive factors in the industry are product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company believes that its products compete favorably with respect to these factors. Some of the Company's competitors have greater financial, engineering and manufacturing resources than the Company and larger service organizations. In addition, certain of the Company's customers develop, or have the ability to develop, similar manufacturing equipment. There can be no assurance that competition in the Company's markets will not intensify or that the Company's technological advantages may not be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.

     For laser trimming systems, major competitors are NEC and General Scanning. In miniature capacitor test and production equipment, the Company's competition comes mainly from manufacturers that develop systems for internal use, and in Japan, from test equipment manufactured by Tokyo Weld and Humo, among others. ESI's major competitors for memory repair systems are Nikon and General Scanning. The Intelledex Vision Products Division competes with stand alone vision suppliers such as Cognex and Imaging Technology, and with robotics and factory automation companies, such as Adept and Allen Bradley. There are also numerous small vision companies and captive vendors in Japan, North America and Europe.

MANUFACTURING AND SUPPLY

     ESI's laser system manufacturing operations consist of electronic subassembly, laser production and system final assembly. Principal production facilities are headquartered in Portland, Oregon. Miniature capacitor test and production systems are manufactured by ESI's Palomar subsidiary near San Diego. The Company also uses qualified manufacturers to supply many components of its products.

     ESI's laser systems use high performance computers, peripherals, lasers and other components from various vendors, all obtained under purchase agreements. Some components used by the Company are obtained from a single source or a limited group of suppliers. An interruption in the supply of a particular component could require substitutions which would have a temporary adverse impact on the Company. ESI believes it has excellent relationships with its suppliers; it has not experienced any material shortages from its contractors.

EMPLOYEES

     As of May 31, 1995, the Company employed 738 persons, including 168 in engineering and research and development, 314 in manufacturing and 137 in marketing, sales and customer service and support. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract and retain such employees, who are in great demand. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

PATENTS AND OTHER INTELLECTUAL PROPERTY

     The Company has a policy of seeking patents when appropriate on inventions relating to new products and improvements which are discovered or developed as part of the Company's on-going research, development and manufacturing activities. The Company owns 34 United States patents and has applied for ten patents in the United States. In addition, the Company has 36 foreign patents and has applied for 25 additional foreign patents, 14 of which are pending in Japan. Although the Company's patents are important, the Company believes that the success of its business depends to a greater degree on the technical competence and innovation of its employees.

     The Company relies on copyright protection for its proprietary software. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or that the Company can meaningfully protect its trade secrets.

     Some customers using certain products of the Company have received a notice of infringement from Jerome H. Lemelson, alleging that equipment used in the manufacture of semiconductor products infringes patents issued to Mr. Lemelson relating to "machine vision" or "barcode reader" technologies. Certain of these customers have notified the Company that they may be seeking indemnification from the Company for any damages and expenses resulting from this matter. One of the Company's customers recently settled litigation with Mr. Lemelson, and several other customers are currently engaged in litigation involving
Mr. Lemelson's patents. While the Company cannot predict the outcome of this or similar litigation or its effect upon the Company, the Company believes that it will not have a material adverse effect on its financial condition or results of operations.

ITEM 2.   PROPERTIES

The Company's executive and administrative offices, and principal laser system manufacturing facilities are located in a two-building complex on 16 acres in Sunset Science Park, in Portland, Oregon. The buildings are owned by ESI, and contain approximately 134,000 square feet of floor space. Chicago Laser leases 45,000 square feet of manufacturing and office space in Des Plaines, Illinois. XRL, Inc., acquired in July 1995, leases approximately 14,000 square feet of industrial space in Canton, Massachusetts.

Palomar is located in an owned 64,000 square foot plant on ten acres of land in Escondido, California.

The Company leases 7,000 square feet of office space in Portland, Oregon for its Vision Products Division. In addition, the Company also leases office and service space in several additional locations in the United States, and in seven foreign countries.

The Company believes its facilities are adequate to meet its current needs.


ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 1995.

ITEM 4(A):     EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company, and their ages and positions as of May 31, 1995, are as follows:

NAME                       AGE                                      POSITION
----                       ---                                      --------
Donald R. VanLuvanee       51              President, Chief Executive Officer and Director
Robert C. Cimino           50              Director of Human Resources
Barry L. Harmon            41              Senior Vice President, Finance and Chief Financial Officer
Jonathan C. Howell         41              Managing Director, Intelledex Vision Products
Mark W. Klug               56              Vice President and President of Palomar Systems, Inc.
David B. Moser             48              Vice President, Business Development
Larry T. Rapp              55              Corporate Secretary and Legal Manager
Joseph L. Reinhart         36              Director of Business Development
Joseph Z. Rivlin           60              Vice President, Trim Products
E. Frederick Schiele       43              Director of Manufacturing
Vernon R. Swearingen       55              Vice President, Portland Business Unit
Edward J. Swenson          56              Senior Vice President, Advanced Research and Development
Richard M. Walker          54              Vice President, Semiconductor Systems Business Unit


     Mr. VanLuvanee joined the Company in July 1992 as President, Chief Executive Officer and a Director. From July 1991 to July 1992, Mr. VanLuvanee was President, Chief Executive Officer and a director at Mechanical Technology Incorporated, a supplier of contract research and development services and a manufacturer of technologically advanced equipment. From 1990 to 1991, he was President and Chief Executive Officer of BCT Spectrum, Inc., a supplier of vacuum deposition systems. From 1984 to 1990, he was President, Chief Operating Officer and a Director of Kulicke and Soffa Industries, Inc., a supplier of capital equipment and consumables to the microelectronics industry.

     Mr. Cimino joined ESI in 1993 as Director of Human Resources. Mr. Cimino was employed by Eastman Kodak prior to joining ESI. He held management positions at Kodak in human resources, customer service, sales, and real estate asset management.

     Mr. Harmon joined the Company in September 1992 and has served the Company in various financial management positions. In January 1995, he was elected Senior Vice President of Finance and Chief Financial Officer. Mr. Harmon served as a consultant to the Company in 1992 before joining the Company, and held various management positions with the Global Private Banking Group of Citibank from 1985 to 1991. He was employed by Arthur Andersen LLP from 1976 until 1983. Mr. Harmon is a licensed CPA.

     Mr. Howell joined ESI in April 1993 as Director of MIS. In June 1995, he was appointed Managing Director of the Vision Products Business Unit. Mr. Howell has extensive management experience from Citibank, Gulf and Western and Arthur Young & Co.

     Mr. Klug was appointed President and General Manager of Palomar
Systems, Inc. in August 1992 and in April 1993 was elected Corporate Vice President of the Company. From 1988 to 1992, Mr. Klug was Vice President of Engineering for Symtek Systems, Inc., and between 1983 and 1988 he held senior management positions with Kulicke and Soffa Industries, Inc., including Senior Vice President of U.S. Operations and Vice President of Engineering.

     Mr. Moser joined the Company in October 1991 as the General Manager of the Intelledex Vision Products Division. In January 1993 Mr. Moser was appointed director of Portland Manufacturing. In January 1994 he became Vice President of Business Development. From 1977 to 1990, Mr. Moser held various general and engineering management positions with Tektronix, Inc.

     Mr. Rapp joined the Company in 1966 and has served in various capacities in engineering. In 1982 he became the Government Relations and Patent Manager. He served as Assistant Secretary from 1988 to 1991, and in January 1992 was elected Corporate Secretary and Legal Manager.

     Mr. Reinhart joined ESI in 1993 as Communications and Contracts Manager and was promoted to Director of Business Development in April 1995. His experience includes finance, venture funding, mergers and acquisitions and administration in high-technology businesses.

     Mr. Rivlin, who joined the Company in 1994, was elected Vice President of
ESI's Laser Trimming Products Business Unit in February 1995.   Prior to joining
ESI, Mr. Rivlin was Vice President of Sales and Service of Solbourne Computer, and President and CEO of XRL, Inc. He has held other management positions at GenRad, Fairchild Camera and Instrument Corp., and Veeco Instruments, Inc.

     Mr. Schiele joined ESI in 1993 as Materials Manager and assumed Portland Manufacturing responsibilities in February 1994. Previously, Mr. Schiele held senior and general management positions at Xerox, INMOS, and RTE Corporation.

     Mr. Swearingen joined the Company in November 1992 as Director of Laser Systems Business Unit and was elected Vice President of the Portland Business Unit in April 1993. Previously Mr. Swearingen was President of Quantum Engineering, Inc., a project engineering firm, from 1990 to 1991, and he held a management position with Kulicke and Soffa Industries, Inc. from 1988 to 1990.

     Mr. Swenson joined the Company in 1961 as a project and applications engineer. In 1970, he initiated the manufacture of computer-controlled laser systems for trimming and scribing microcircuits. He became Manager of the Systems Business Unit in 1978, Vice President, Advanced Development in 1979, Vice President, Advanced Technology Division in 1985 and Senior Vice President, Advanced Technology Group in 1987.

     Mr. Walker joined ESI in 1994 and was elected to Vice President of Semiconductor Systems Business Unit in April 1995. Previously, Mr. Walker was Senior Vice President of Customer Operations at ATEC Corporation, a manufacturer of laser-based mask making equipment for the semiconductor industry. He has also held various management positions at Applied Materials and General Electric Corporation.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
-------   -----------------------------------------------------------------
          MATTERS
          -------


COMMON STOCK PRICES/DIVIDENDS

The Company's Common Stock trades on the Nasdaq National Market under the symbol ESIO. The following table sets forth, for the fiscal quarters indicated, the high and low sale price for the Common Stock as reported on the Nasdaq National Market.

FISCAL QUARTER                     1995                               1994
--------------                     ----                               ----
                      HIGH        LOW       CLOSING       HIGH       LOW        CLOSING
                      ----        ---       -------       ----       ---        -------
1st Quarter.......   $13-3/4    $ 8-5/8     $12-3/8       $14-3/4    $ 9-1/8    $14-5/8
2nd Quarter.......    20-1/4     12-1/4      19-3/8        17         10-3/4     13-3/4
3rd Quarter.......    23-1/4     17-1/2      18-7/8        15-1/2     12-1/2     13-3/4
4th Quarter.......    29-5/8     18-3/4      24-3/8        16          9-1/4     10-1/2

The Company has not paid any cash dividends on its Common Stock during the last five fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

The approximate number of shareholders of record at May 31, 1995 was 387.


ITEM 6.   SELECTED FINANCIAL DATA.

The information required by this item is included under "Selected Financial Data" on page 1 of the Company's Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR ENDED MAY 31, 1995 COMPARED TO FISCAL YEAR ENDED MAY 31, 1994

     Consolidated net sales increased $35.7 million or 49.2% to $108.2 million for fiscal 1995. Excluding the effect of revenue changes related to product lines sold in fiscal 1994, net sales would have increased $39.7 million or 57.9%. The increasing electronics content in everyday products such as cellular telephones, personal computers and automobiles is directly related to the increased demand for ESI's products. Laser system sales increased $24.4 million or 71.5% primarily as a result of increased unit sales of both laser trimming systems and memory repair systems. The addition of Chicago Laser Systems, Inc. (Chicago Laser) in August 1994 contributed $11.8 million to the increased sales of laser trimming systems. Palomar sales increased $14.1 million or 56.5% as a result of increased volume of miniature capacitor test and production systems. Laser service and vision system revenues did not change significantly from the prior year.

     The Company's gross margin percentage improved to 52.5% for fiscal 1995 from 50.6% for fiscal year 1994. The primary factors contributing to this improvement were increased unit sales of higher gross margin laser systems and higher sales volume of miniature capacitor test and production systems. In addition, higher production volumes resulted in reduced per unit manufacturing costs.

     Total operating expenses increased $12.5 million or 44.0% over the prior year. However, as a percentage of sales, operating expenses declined from 39.0% for fiscal 1994 to 37.7% for fiscal 1995. Selling, service and administrative expenses increased $7.6 million or 37.8% as a result of $2.4 million of increased selling commissions associated with the higher level of sales, $1.3 million in discretionary compensation awards and salary increases, and $2.1 million of salaries and rents associated with the Chicago Laser business. Research, development and engineering expenses increased $4.9 million or 59.2% over the prior year as a result of $1.4 million of engineering costs associated with Chicago Laser, $2.0 million related to compensation increases and salaries associated with new hires and $0.8 million of increased project material costs associated with product enhancements and new product development.

     Interest income (expense) changed from $0.6 million in net interest expense in fiscal 1994 to $0.6 million in net interest income in fiscal 1995 as a result of interest earned on $22.5 million in proceeds from a stock offering and repaying all debt in November 1994.

     Other income (expense) changed from $2.1 million in income in fiscal 1994 to $0.2 million in expense in fiscal 1995; the prior year amount includes a one-time gain of $2.6 million associated with the disposition of product lines.

     The consolidated tax rate of 30.0% for fiscal 1995 is higher than the prior year rate of 20.9% because higher U.S. earnings were only partially offset by remaining tax credit carryforwards; the prior year rate reflects higher usage of both net operating loss and tax credit carryforwards. In addition, higher taxable earnings for fiscal 1995 by the Company's European and Japanese subsidiaries and the relatively higher European and Japanese tax rates also contributed to the increased consolidated tax rate.

     ESI reported net income of $11.5 million or $1.53 per share for the year ended May 31, 1995 compared to net income of $7.9 million or $1.23 per share for the year ended May 31, 1994. Net income in fiscal 1994 includes an after tax gain of $1.6 million or $0.24 per share associated with the sale of product lines.


FISCAL YEAR ENDED MAY 31, 1994 COMPARED TO FISCAL YEAR ENDED MAY 31, 1993

     Consolidated net sales increased $4.7 million to $72.6 million for fiscal 1994. Excluding the effect of revenue changes related to two product lines sold in fiscal 1994, sales would have increased $8.6 million, or 14.4%.
 Laser system sales increased 17.0% or $4.8 million over the prior period, due primarily to increased unit sales. The laser micromachining product line, introduced in fiscal 1993, experienced significant growth in fiscal 1994. Product enhancements providing greater throughput resulted in increased sales of memory repair systems. Palomar system sales increased 21.0% due largely to an increase in volume of miniature capacitor test and production systems sold.

     The miniature capacitor materials product line ("materials") was divested in October, 1993. The materials product line generated approximately $1.0 million in net sales in fiscal 1994 versus $4.4 million for fiscal 1993. In April, 1994, the instrument product line ("instruments") was divested. Fiscal 1994 net sales for this product line, prior to its divestiture, approximated $3.0 million, which represents a decrease of approximately $0.6 million from fiscal 1993.

     The Company's gross margin percentage improved to 50.6% for fiscal 1994 from 46.7% for fiscal 1993. The primary factors contributing to this improvement were increased unit sales of higher gross margin laser systems and higher sales volume of miniature capacitor test and production systems. In addition, the continued focus on developing key vendor arrangements has resulted in reduced per unit direct material costs for both laser systems and miniature capacitor test and production systems.

     Total operating expenses remained flat from the prior year. Selling, service and administrative expenses increased by approximately $0.9 million from the prior year as a result of higher selling commissions, employee bonuses and increased legal costs related to corporate activities. These increases were offset by reduced research and development expenses in the form of reimbursements of approximately $0.7 million from ARPA for the development of a laser interconnect and repair system for flat panel display manufacturing.

     Other income increased $2.2 million over fiscal 1993 primarily as a result of the $2.1 million gain on the sale of the materials product line and an approximately $0.5 million gain on the sale of the instruments product line.

     The consolidated tax rate of 20.9% for fiscal 1994 is higher than the prior year's rate of 14.2% because higher U.S. earnings were only partially offset by remaining net operating loss and tax credit carryforwards in fiscal 1994, compared to fiscal 1993, for which no U.S. federal taxes were accrued. In addition, higher taxable earnings for fiscal 1994 by the Company's Japanese subsidiary and the relatively higher Japanese tax rate also contributed to the increased consolidated tax rate.

     ESI reported net income of $7.9 million, or $1.23 per share, for fiscal 1994, which represents a significant increase when compared to net income of $2.2 million or $0.37 per share, for fiscal 1993. Net income in fiscal 1994 includes an after-tax gain of $1.6 million or $0.24 per share associated with certain transactions, primarily the divestiture of the materials and instruments product lines.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current sources of liquidity are existing cash and cash equivalents and marketable debt securities of $28.4 million, accounts receivable of $33.3 million and a $7.0 million line of credit which has no outstanding borrowings. ESI has no long-term or bank debt and a current ratio of 6.1:1; working capital increased to $76.1 million at May 31, 1995 from $36.2 at May 31, 1994. The capital requirements for the Company's current businesses are satisfied by existing sources. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complimentary businesses, products or technologies. The Company may require additional equity or debt financings to fund such activities, which could result in additional dilution to the Company's shareholders. Subsequent to May 31, 1995, the Company acquired all of the outstanding stock of XRL, Inc. in exchange for $1.1 million in cash and 206,867 shares of restricted common stock. In connection with the purchase, the Company will record a one-time acquired research and development charge against pre-tax earnings of approximately $6.0 million during the first quarter of fiscal 1996.

     The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and DRAMs, and circuits used in wireless telecommunications equipment, including pagers and cellular phones, automotive engine controls, and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. There is no assurance that these markets will not experience downturns in the future or that such downturns would not have a material adverse effect on the Company's operating results. In addition, several large, multinational electronics companies constituted 47.7% of the Company's fiscal 1995 sales; the loss of any of these customers would be significant.

     The market for the Company's products is characterized by rapidly changing technology and evolving industry standards. The Company believes that its future success will depend on its ability to develop and manufacture new products and product enhancements and to introduce them successfully into the market. Failure to do so in a timely fashion could harm the Company's competitive position. The announcements or introductions of new products by the Company or its competitors may adversely affect the Company's operating results, since these announcements or introductions may cause customers to defer or forego ordering products from the Company's existing product lines.

     International sales accounted for 70.9% of the Company's net sales for fiscal 1995. The Company expects that international sales will continue to represent a significant percentage of net sales in the future. As a result, a significant portion of the Company's net sales will be subject to certain risks, including changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining U.S. export licenses and the difficulties of staffing and managing foreign operations.

     Most of the Company's sales transactions are based in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 20.2% of total consolidated operating expenses, equally split between Europe and Asia. Changes in the value of the local currency, as measured in U.S. dollars, will commensurably increase or decrease operating expenses.

A SUMMARY OF CASH FLOW ACTIVITIES IS AS FOLLOWS:

                                                1995          1994         1993
                                                ----          ----         ----
CASH FLOWS (USED IN) PROVIDED BY:
  OPERATING ACTIVITIES....................    $ (1,559)      $ 5,883      $ 2,434
  INVESTING ACTIVITIES(1).................     (21,455)        4,666         (749)
  FINANCING ACTIVITIES....................      24,524        (4,706)      (2,097)
  EFFECT OF EXCHANGE RATES................       1,654          (413)        (169)
                                              --------       -------      -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..............................    $  3,164       $ 5,430      $  (581)
                                              --------       -------      -------
                                              --------       -------      -------

(1) Reflects the net purchase of $17.0 million in marketable debt securities during fiscal 1995.

OPERATING ACTIVITIES: Operating activities used $1.6 million in cash. The increase in accounts receivable of $15.6 million is attributable to the overall increase in sales of 49.2% over the prior year as well as the increase in sales to Japan, Korea and Taiwan; the Company experiences lengthier collection cycles in these countries. The increase in inventory of $2.9 million results from the substantial increase in business activity at the Palomar subsidiary and the relocation of the Chicago Laser manufacturing facility from Des Plaines, Illinois to Portland, Oregon in the first quarter of fiscal 1996. With the relocation, most vendors for Chicago Laser products will be changed; the Company made a competitive decision to have inventory on hand for prompt shipment during the transition period. Deferred income taxes also increased $1.6 million; the deferred tax valuation allowance of prior years was reversed in fiscal 1995 reflecting the Company's continued profitability. As a result of the increased level of business, liabilities, primarily in the form of accounts and income taxes payable, increased $5.1 million.

INVESTING ACTIVITIES: Net cash of $21.5 million was used in investing activities; proceeds from the Company's stock offering were used to make net purchases of $17.0 million in highly liquid marketable debt securities. In addition, the Company used $3.0 million to (1) purchase fully integrated manufacturing and distribution software, (2) upgrade computing resources and (3) improve its operational capabilities by investing in equipment that will decrease costs and improve quality.

FINANCING ACTIVITIES: Net cash of $24.5 million was generated from financing activities. In November 1994, the Company completed a stock offering of 1.38 million shares at $17.50 per share, which generated $22.5 million in proceeds after consideration of broker commissions and offering expenses. Stock option exercises provided $2.1 million in cash proceeds and $1.1 million in related tax benefits. This activity increased significantly due to the increased value of the Company's stock and the exercise of options scheduled to expire during fiscal 1995. Approximately $1.2 million was used to retire debt related to the Company's executive and administrative office building and short term notes assumed with the Chicago Laser acquisition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                            MAY 31,
                                                            -------
                                                        1995         1994
                                                      --------     --------
                                                         (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents........................   $ 11,385     $  8,221
  Securities available for sale....................     17,011           --
  Trade receivables, less allowance for doubtful
   accounts of $299 and $171 at May 31, 1995 and
    1994...........................................     33,331       16,062
  Inventories --
    Finished goods.................................      2,687        2,086
    Work-in-process................................      7,225        5,852
    Raw materials and purchased parts..............     15,566       11,727
                                                      --------     --------
      Total inventories............................     25,478       19,665
  Deferred income taxes............................      2,946           --
  Other current assets.............................      1,018          373
                                                      --------     --------
    Total current assets...........................     91,169       44,321
PROPERTY AND EQUIPMENT, AT COST....................     36,003       32,976
  Less--Accumulated depreciation...................    (20,387)     (18,384)
                                                      --------     --------
    Net property and equipment.....................     15,616       14,592
OTHER ASSETS.......................................      3,813        3,453
                                                      --------     --------
                                                      $110,598     $ 62,366
                                                      --------     --------
                                                      --------     --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................   $  7,002     $  3,149
  Accrued liabilities --
    Payroll related................................      2,324        2,326
    Income taxes...................................      1,258           --
    Other..........................................      3,464        1,632
                                                      --------     --------
    Total accrued liabilities......................      7,046        3,958
  Deferred revenue.................................      1,032          199
  Long-term debt due within one year...............         --          768
                                                      --------     --------
    Total current liabilities......................     15,080        8,074
OTHER LONG-TERM LIABILITIES........................      1,074          745
                                                      --------     --------
    Total liabilities..............................     16,154        8,819
                                                      --------     --------
SHAREHOLDERS' EQUITY:
  Preferred stock, without par value; 1,000 shares
   authorized; no shares issued....................         --           --
  Common stock, without par value; 40,000 shares
   authorized; 8,374 and 6,420 shares issued and
   outstanding at May 31, 1995 and May 31, 1994....     49,762       22,097
  Retained earnings................................     44,682       31,450
                                                      --------     --------
    Total shareholders' equity.....................     94,444       53,547
                                                      --------     --------
                                                      $110,598      $62,366
                                                      --------     --------
                                                      --------     --------



        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         YEAR ENDED MAY 31,
                                                         ------------------
                                                   1995          1994         1993
                                                   ----          ----         ----
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales....................................     $108,215      $72,550      $67,851
Cost of sales................................       51,413       35,838       36,141
                                                  --------      -------      -------
  Gross margin...............................       56,802       36,712       31,710
Operating expenses:
  Selling, service and administrative........       27,635       20,049       19,189
  Research, development and engineering......       13,108        8,235        9,027
                                                  --------      -------      -------
    Total operating expenses.................       40,743       28,284       28,216
                                                  --------      -------      -------
Operating income.............................       16,059        8,428        3,494
Interest income (expense)....................          608         (557)        (771)
Other income (expense).......................         (210)       2,081         (108)
Income before income taxes...................       16,457        9,952        2,615
Provision for income taxes...................        4,940        2,078          371
                                                  --------      -------      -------
Net income...................................     $ 11,517      $ 7,874      $ 2,244
                                                  --------      -------      -------
                                                  --------      -------      -------
Net income per share.........................     $   1.53      $  1.23      $  0.37
                                                  --------      -------      -------
                                                  --------      -------      -------
Weighted average number of shares used in
 computing per share amounts.................        7,510        6,414        6,146



        The accompanying notes are an integral part of these statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED MAY 31, 1993, 1994 AND 1995

                                                            COMMON STOCK
                                                            ------------
                                                       NUMBER OF                 RETAINED
                                                         SHARES       AMOUNT     EARNINGS      TOTAL
                                                       ---------     -------     --------     -------
                                                                       (IN THOUSANDS)
BALANCE AT MAY 31, 1992...........................       6,117       $19,619      $21,914     $41,533
  Net income......................................          --            --        2,244       2,244
  Stock compensation agreements:
  Chairman compensation...........................          15            72           --          72
  Non-employee directors stock incentive plan.....           7            13           --          13
  Stock plans:
    Employee stock purchase plan..................          13            58           --          58
    Exercise of stock options.....................          30           199           --         199
  Cumulative translation adjustment...............          --            --         (169)       (169)
                                                         -----       -------      -------     -------
BALANCE AT MAY 31, 1993...........................       6,182        19,961       23,989      43,950
  Net income......................................          --            --        7,874       7,874
  Non-employee directors stock incentive plan.....          --            25           --          25
  Stock plans:
    Employee stock purchase plan..................           7            80           --          80
    Reduction of loans to employees...............          --            30           --          30
    Exercise of stock options.....................         231         1,479           --       1,479
    Tax benefit of stock options exercised........          --           522           --         522
  Cumulative translation adjustment...............          --            --         (413)       (413)
                                                         -----       -------      -------     -------
BALANCE AT MAY 31, 1994...........................       6,420        22,097       31,450      53,547
  Net income......................................          --            --       11,517      11,517
  Non-employee directors stock incentive plan.....          --            19           --          19
  Stock plans:
    Employee stock purchase plan..................           7           141           --         141
    Exercise of stock options.....................         234         1,963           --       1,963
    Tax benefit of stock options exercised........          --         1,068           --       1,068
  Shares issued for acquisition of Chicago Laser..         333         1,939           --       1,939
  Shares issued in secondary stock offering.......       1,380        22,535           --      22,535
  Unrealized gain on investments..................          --            --           61          61
  Cumulative translation adjustment...............          --            --        1,654       1,654
                                                         -----       -------      -------     -------
BALANCE AT MAY 31, 1995...........................       8,374       $49,762      $44,682     $94,444
                                                         -----       -------      -------     -------
                                                         -----       -------      -------     -------


        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED MAY 31
                                                               -----------------
                                                        1995          1994         1993
                                                        ----          ----         ----
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................   $ 11,517       $ 7,874      $ 2,244
Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
  Depreciation and amortization....................      2,618         2,261        3,223
  (Gain) loss on sale of property and equipment....       (433)          142          118
  Gain on sale of product lines....................         --        (2,623)          --
  Deferred income taxes............................     (1,626)           --           --
  Stock compensation agreement.....................         19            25           85
Changes in operating accounts:
  (Increase) decrease in trade receivables.........    (15,575)        3,920       (6,393)
  Increase in inventories..........................     (2,858)       (3,670)      (1,155)
  (Increase) decrease in other current assets......       (347)           24          (31)
  Increase (decrease) in accounts payable,
   accrued liabilities, deferred revenue and
   other long-term liabilities.....................      3,906        (2,070)       2,562
  Increase in income taxes.........................      1,220            --        1,781
                                                      --------       -------      -------
  Net cash (used in) provided by operating
   activities......................................     (1,559)        5,883        2,434
                                                      --------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Chicago Laser subsidiary, net of
 cash acquired (1).................................       (707)           --           --
Purchases of property and equipment................     (2,989)       (2,149)        (800)
Proceeds from sale of property and equipment.......        648         2,077           60
Purchase of marketable debt securities.............    (20,949)           --           --
Proceeds from sales and maturities of marketable
 debt securities...................................      4,000            --           --
Proceeds from sale of product lines................         --         4,843           --
Increase in other assets...........................     (1,458)         (105)          (9)
                                                      --------       -------      -------
  Net cash (used in) provided by investing
   activities......................................    (21,455)        4,666         (749)
                                                      --------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments to retire long-term debt..................       (768)       (6,358)        (370)
Reduction of notes payable to banks (2)............       (415)         (459)      (1,984)
Proceeds from stock offering.......................     22,535            --           --
Proceeds from exercise of stock options and stock
 plans and related tax benefit.....................      3,172         2,111          257
                                                      --------       -------      -------
  Net cash provided by (used in) financing
   activities......................................     24,524        (4,706)      (2,097)
                                                      --------       -------      -------
EFFECT OF EXCHANGE RATES ON CASH & CASH
 EQUIVALENTS.......................................      1,654          (413)        (169)
                                                      --------       -------      -------
NET CHANGE IN CASH AND CASH EQUIVALENTS............      3,164         5,430         (581)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...      8,221         2,791        3,372
                                                      --------       -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........   $ 11,385       $ 8,221      $ 2,791
                                                      --------       -------      -------
                                                      --------       -------      -------

    Cash payments for interest were $69, $654, and $802 in 1995, 1994, and 1993, respectively.

(1)  Acquisition of Chicago Laser:

     Assets less liabilities assumed, net of cash acquired...........  $(2,646)
     Issuance of common stock........................................    1,939
                                                                       -------
     Net cash used to acquire Chicago Laser..........................  $  (707)

(2) For the year ended May 31, 1995, this includes debt assumed related to the Chicago Laser acquisition which was subsequently paid off in the same year.


        The accompanying notes are an integral part of these statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc., and its subsidiaries (the Company), all of which are wholly owned except Oyang ESI, an 80% owned joint venture. All material intercompany accounts and transactions have been eliminated.


BUSINESS ENVIRONMENT

     ESI sells production equipment to companies in the highly cyclical electronics industry. The customer base primarily consists of a small number of large multinational electronics companies. The purchase of the Company's product has a significant impact on most customer's capital budgets. The combination of these factors can result in large swings in working capital and results of operations from year to year for the Company.


RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.


FOREIGN CURRENCY TRANSLATION

     The Company accounts for foreign currency translation in accordance with Statement of Financial Accounting Standards No. 52. The total cumulative translation adjustment included in retained earnings is $2,022, $368, and $781 at May 31, 1995, 1994 and 1993, respectively. Foreign currency transaction losses were $227, $22, and $277 for the years ended May 31, 1995, 1994 and 1993, respectively. These amounts are included in other income (expense) in the accompanying Consolidated Statements of Income.


STATEMENTS OF CASH FLOWS

     For the purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

INVENTORIES

     Inventories are principally valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead.


DEPRECIATION AND CAPITALIZATION POLICIES

     Depreciation is determined on the declining balance and straight-line methods based on the following useful lives: buildings: 25 to 40 years; building improvements: 5 to 15 years; and machinery and equipment: 3 to 10 years.

     Expenditures for maintenance, repairs and minor improvements are charged to expense. Major improvements and additions are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income (expense).


PRODUCT WARRANTY

     The Company provides for estimated future costs related to warranty expense on products sold.


NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares and common stock equivalents (stock options) outstanding.


TAXES ON INCOME

     Deferred income taxes have not been provided on unremitted earnings of foreign subsidiaries as the Company believes any U.S. tax on such earnings would be substantially offset by associated foreign tax credits. The amount of any unrecognized deferred tax liability associated with these unremitted foreign earnings cannot practically be estimated.


REVENUE RECOGNITION

     The Company recognizes revenue at the time of shipment except for large scale production contracts for complex equipment built to a buyer's specifications. Revenue from these large scale production contracts is recognized on the percentage-of-completion method.

SALES OF PRODUCT LINES

     During the second quarter of fiscal year 1994, the Company sold the product lines and certain assets of the MSI Material Division of its wholly owned subsidiary Palomar Systems, Inc., to Ferro Corporation of Cleveland, Ohio. The proceeds of $4,000 were received in cash and the funds were used to reduce the current portion of long-term debt and other short-term debt. A gain of $2,100 from the sale of these product lines was reflected in other income (expense) in the accompanying Consolidated Statements of Income.

     During the fourth quarter of the year ended May 31, 1994, the Company sold its electronic calibration standards and measurement instrument product lines to Tegam, Inc. of Geneva, Ohio. The proceeds include cash and notes of $800 and potential royalties on future sales of the products. The agreement also provides for future sales of consigned inventory. A gain of $500 from the sale of these product lines is included in other income (expense) in the accompanying Consolidated Statements of Income.

PROPERTY AND EQUIPMENT

     Major classes of property and equipment consists of the following:

                                                         MAY 31,
                                                         -------
                                                     1995       1994
                                                    -------    -------
         Land..................................     $ 3,419    $ 3,420
         Buildings and improvements............      12,588     12,487
         Machinery and equipment...............      19,493     16,467
         Construction in progress..............         503        602
                                                    -------    -------
                                                    $36,003    $32,976
                                                    -------    -------
                                                    -------    -------


NOTES PAYABLE

     The Company has a short-term revolving line of credit with a foreign bank totaling $7,000. This line expires in September, 1995. Management expects to renew the revolver under similar terms or secure alternate financing. At the Company's option, the interest rate is either prime or LIBOR plus 1.25 percent. There were no borrowings outstanding under the line at May 31, 1995 or during fiscal 1995.

OTHER LONG-TERM LIABILITIES

     Other long-term liabilities represent a termination reserve for the employees of the Company's Japanese subsidiary as mandated by Japanese law.

EMPLOYEE BENEFIT PLANS

     The Company has an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. The Company contributed $334, $255, and $245 to the plan for the years ended May 31, 1995, 1994 and 1993, respectively.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under the liability method specified by SFAS 109, the deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid.

     The net deferred tax asset as of May 31, 1995 and May 31, 1994 consists of the following tax effects relating to temporary differences and carryforwards:

                                                                   MAY 31,
                                                                   -------
                                                               1995       1994
                                                              ------    -------
Deferred tax liabilities:
  Tax in excess of book depreciation.......................   $  395    $   352
  Import promotion reserve on foreign earnings.............       67        172
  Other....................................................       --         25
                                                              ------    -------
    Total deferred tax liabilities.........................      462        549
                                                              ------    -------
Deferred tax assets:
  Inventory reserves.......................................    1,617      1,652
  Vacation pay.............................................      426        359
  Warranty costs...........................................      314        242
  Accrued compensation.....................................      202        230
  Deferred revenue.........................................      275         78
  Other....................................................      389        333
                                                              ------    -------
                                                               3,223      2,894
  Tax loss carryforwards...................................      185         68
                                                              ------    -------
    Total deferred tax assets..............................    3,408      2,962
                                                              ------    -------
Net deferred tax asset.....................................    2,946      2,413
Valuation allowance........................................       --     (2,413)
                                                              ------    -------
Net deferred tax...........................................   $2,946    $    --
                                                              ------    -------
                                                              ------    -------


     During fiscal 1995 and 1994 the net change in the valuation allowance was a reduction of $2,413 and $2,146, respectively, and primarily results from continued profitability and a realization in fiscal 1995 and 1994 of significant tax loss and credit carryforwards.

     The components of income before income taxes and the provision for income taxes are as follows:


                                                                      MAY 31,
                                                                      -------
                                                            1995        1994       1993
                                                            ----        ----       ----
Income before income taxes:
  Domestic.............................................    $13,369     $9,788     $2,050
  Foreign..............................................      3,088        164        565
                                                           -------     ------     ------
                                                           $16,457     $9,952     $2,615
                                                           -------     ------     ------
                                                           -------     ------     ------
Provision for income taxes:
  Current:
    Federal and State..................................    $ 3,762     $1,119     $   --
    Foreign............................................      1,736        437        371
                                                           -------     ------     ------
                                                             5,498      1,556        371
  Deferred.............................................     (1,626)        --         --
  Income tax effect of stock options exercised.........      1,068        522         --
                                                           -------     ------     ------
    Total provision for income taxes...................    $ 4,940     $2,078     $  371
                                                           -------     ------     ------
                                                           -------     ------     ------


     In fiscal years 1995, 1994, and 1993 certain foreign jurisdictions experienced losses for which the related tax benefit did not meet the recognition criteria under SFAS 109. In accordance with SFAS 109, the tax benefit related to stock option exercises has been recorded as an increase to Common Stock rather than a reduction to the provision for income taxes.

     A reconciliation of the provision for income taxes at the federal statutory income tax rate to the provision for income taxes as reported is as follows:

                                                                      MAY 31,
                                                                      -------
                                                            1995        1994       1993
                                                            ----        ----       ----
Provision computed at federal statutory rate............   $ 5,595     $ 3,384    $ 889
Higher than U.S. tax rates in foreign jurisdictions.....       687         256      179
Foreign operating losses with no tax benefits...........        66         307       --
Impact of U.S. tax loss and credit carryforwards........    (1,236)     (2,232)    (697)
Revision of prior year estimates........................        --         274       --
Impact of state taxes...................................       273         101       --
Benefit of foreign sales corporation (FSC)..............      (217)         --       --
Other, net..............................................      (228)        (12)      --
                                                           -------     -------    -----
                                                           $ 4,940     $ 2,078    $ 371
                                                           -------     -------    -----
                                                           -------     -------    -----


     Consolidated income tax payments (refunds) amounted to $4,388, $1,663, and $(1,394), for the year ended May 31, 1995, 1994 and 1993, respectively.

COMMITMENTS AND CONTINGENCIES

     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to manage well defined foreign currency risks: the Company enters into forward exchange contracts to hedge the value of accounts receivable denominated in a foreign currency. Foreign exchange contracts have gains and losses that are recognized at the settlement date. At May 31, 1995 and 1994, the company had forward exchange contracts totaling $6,863 and $5,054, respectively. These contracts generally mature in less than one year and the counterparty is a major, widely recognized international bank; therefore, risk of credit loss as a result of non performance by the bank is minimal. The use of derivatives does not have a significant effect on the Company's results of operations or its financial position.

     The Company leases equipment and office space under operating leases which are non-cancelable and expire on various dates through 2002. Rental expense was $1,402, $1,050, and $1,112, for the years ended May 31, 1995, 1994 and 1993, respectively. The aggregate minimum commitment for rentals under operating leases beyond May 31, 1995 is not significant.

     The Company is a party to various legal proceedings. Management believes that the outcome of such proceedings will not have a material effect on the business, financial position or results of operations of the Company.

SECURITIES AVAILABLE FOR SALE

     In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company classifies its marketable debt securities as Securities Available for Sale in the accompanying Consolidated Balance Sheet. The fair market value of these securities at May 31, 1995 is $17,011. All of ESI's marketable debt securities are invested in local government securities with maturities of less than one year from the date of purchase; the amortized cost of these securities is $16,950 at May 31, 1995. Interest receivable of $300 is reflected in Other Current Assets in the accompanying Consolidated Balance Sheet.

     During fiscal 1995, proceeds of $2,000 resulted from the sale of securities; there was no realized gain or loss associated with the sale. There was no effect on prior year retained earnings of initially applying this statement.

SHAREHOLDER RIGHTS PLAN

     In May, 1989, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to holders of record on June 23, 1989. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $55, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. If these specified events occur, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock (or, in certain circumstances, other assets of the Company) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on May 12, 1999 and may be redeemed by the Company for $0.01 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

STOCK PLANS

     The Company has stock option plans for officers and employees. Awards under the stock option plans are determined by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in connection with options, although no options have been granted that include stock appreciation rights. Option prices are at fair market value at the date of the grant and all expire ten years from date of grant.

     The following table summarizes activity in plans for the years ended May 31, 1993, 1994 and 1995:


                                                      OPTIONS OUTSTANDING
                                                 ------------------------------
                                                 SHARES        PRICE PER SHARE
                                                ---------     -----------------
BALANCE AT MAY 31, 1992 ......................   751,808      $ 3.50  -  $14.50
  Granted ....................................   191,520        2.63  -    8.50
  Exercised ..................................   (30,029)       4.88  -    9.88
  Canceled or expired ........................  (175,478)       3.50  -   13.38
                                                --------      ------     ------
BALANCE AT MAY 31, 1993 ......................   737,821      $ 2.63  -  $14.50
  Granted ....................................   257,660        9.88  -   10.50
  Exercised ..................................  (231,395)       3.50  -   16.13
  Canceled or expired ........................   (44,503)       3.50  -   13.88
                                                --------      ------     ------
BALANCE AT MAY 31, 1994 ......................   719,583      $ 2.63  -  $14.50
  Granted ....................................   220,367       10.50  -   24.00
  Exercised ..................................  (233,780)       2.63  -   14.25
  Canceled or expired ........................   (30,862)       3.50  -   14.25
                                                --------      ------     ------
BALANCE AT MAY 31, 1995 ......................   675,308      $ 2.63  -  $24.00
                                                --------      ------     ------
                                                --------      ------     ------
Options exercisable at May 31, 1995 ..........  167,598       $ 2.63  -  $16.75
Options available for grant at May 31, 1995 ..  267,693


     The Company has an employee stock purchase plan which allows qualified employees to direct up to 15 percent of monthly base pay for purchases of stock. The purchase price for shares purchased under the Plan is 85% of the fair market value of stock on the purchase date.

     The Company had a non-employee director stock incentive plan which was terminated in fiscal year 1994.

GEOGRAPHIC REPORTING

     The Company operates in the capital equipment segment of the electronic industry with geographic operations in the United States, Europe and the Pacific Rim. Transfers between geographic areas are made at prevailing market prices. Operating income is total revenue less operating expenses. In computing operating income, none of the following items have been added or deducted: interest income (expense), other income (expense) or provision for income taxes. Identifiable assets are those assets of the Company that are identified with the operations in each geographic location. Corporate assets are primarily cash and cash equivalents and securities available for sale.

     Export sales included in United States sales to unaffiliated customers for the years ended May 31, 1995, 1994 and 1993 were as follows:


                                        EUROPE    PACIFIC RIM      TOTAL
                                        ------    -----------     -------
   May 31, 1995 ...................     $3,741        $33,890     $37,631
   May 31, 1994 ...................        853         15,234      16,087
   May 31, 1993 ...................      3,620         10,618      14,238


     During fiscal 1995 and 1994, one customer accounted for 12.4% and 10.8%, respectively, of consolidated net sales. In fiscal year 1993, there were no sales to any one customer in excess of 10% of consolidated net sales.

     The following data represents segment information for the years ending May 31:



                                                                               ADJUSTMENTS
                                         UNITED                  PACIFIC           AND
1995                                     STATES      EUROPE        RIM         ELIMINATIONS    CONSOLIDATED
----                                     -------     -------     --------      ------------    ------------
Sales to unaffiliated customers .....    $69,168     $15,869      $23,178         $      --        $108,215
Transfers between geographic areas ..     24,631           9          434           (25,074)             --
                                         -------     -------      -------         ---------        --------
Total revenue .......................    $93,799     $15,878      $23,612         $ (25,074)       $108,215
Operating income ....................    $12,415     $   791      $ 2,605         $     248        $ 16,059
                                         -------     -------      ------          ---------        --------
Identifiable assets at May 31, 1995 .    $83,032     $ 7,994      $10,922         $ (19,746)       $ 82,202
                                         -------     -------      -------         ---------
Corporate assets ....................                                                                28,396
                                                                                                   --------
Total assets at May 31, 1995 ........                                                              $110,598
                                                                                                   --------

1994
----

Sales to unaffiliated customers .....    $48,947     $ 7,910      $15,693         $      --        $ 72,550
Transfers between geographic areas ..     14,817          --          189           (15,006)             --
                                         -------     -------      -------         ---------        --------
Total revenue .......................    $63,764     $ 7,910      $15,882         $ (15,006)       $ 72,550
                                         -------     -------      -------         ---------        --------
Operating income (loss) .............    $ 8,130     $  (825)     $ 1,055         $      68        $  8,428
                                         -------     -------      -------         ---------        --------
Identifiable assets at May 31, 1994 .    $53,650      $2,620      $ 6,390         $  (8,515)       $ 54,145
                                         -------     -------      -------         ---------
Corporate assets ....................                                                                 8,221
                                                                                                   --------
Total assets at May 31, 1994 ........                                                              $ 62,366
                                                                                                   --------
1993
----

Sales to unaffiliated customers .....    $43,191     $12,596      $12,064         $      --        $ 67,851
Transfers between geographic areas ..     15,374          --          205           (15,579)             --
                                         -------     -------      -------         ---------        --------
Total revenue .......................    $58,565     $12,596      $12,269         $ (15,579)         67,851
                                         -------     -------      -------         ---------        --------
Operating income ....................    $ 2,715     $   465      $   293         $      21        $  3,494
                                         -------     -------      -------         ---------        --------
Identifiable assets at May 31, 1993 .    $56,530     $ 3,921      $ 5,472         $  (7,553)       $ 58,370
                                         -------     -------      -------         ---------
Corporate assets ....................                                                                 2,791
                                                                                                   --------
Total assets at May 31, 1993 ........                                                              $ 61,161
                                                                                                   --------


ACQUISITION

     On August 12, 1994, the Company acquired the stock of Chicago Laser Systems, Inc. ("Chicago Laser"), a privately held company based in Des Plaines, Illinois. The transaction was completed on August 12, 1994. The purchase consideration consists of approximately $1,280 in cash and 333,000 shares of ESI stock. The shares are restricted, subject to Securities and Exchange Commission Rule 144. The transaction was accounted for as a purchase.

     The Company has recorded the acquisition at the estimated fair value of the assets acquired and liabilities assumed including the recognition of deferred tax assets of $1,320. The following pro forma combined income statement data for the year ended May 31, 1994 was prepared as if the acquisition had occurred at the beginning of the period. The impact of combining the proforma information from June 1 through August 12, 1994 with the historical results of operations of the Company for the year ended May 31, 1995 was not significant.

                                           PRO FORMA COMBINED
                                           STATEMENT OF INCOME
                                           -------------------
                                                (UNAUDITED)

                                          YEAR ENDED MAY 31, 1994
                                          -----------------------
    Net sales .........................           $82,372
    Net income ........................             7,493
    Net income per share ..............              1.11



Chicago Laser's fiscal year end was October 31. The above proforma data has been prepared by adjusting Chicago Laser's income statement data so that it is within one month of ESI reported amounts.

SUBSEQUENT EVENT

     In July 1995, the Company acquired all of the outstanding stock of XRL, Inc., a privately held company based in Canton, Massachusetts. XRL provides capital equipment for semiconductor memory yield improvement. The purchase consideration consists of 206,867 shares of ESI stock and cash of $1,120. The shares are restricted, subject to Securities and Exchange Rule 144. The transaction will be accounted for as a purchase. In conjunction with the acquisition, the Company will record a one-time acquired research and development charge against pre-tax earnings of approximately $6,000 during the first quarter of fiscal 1996.



QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

YEAR ENDED MAY 31, 1995                        1ST         2ND         3RD         4TH
-----------------------                      QUARTER     QUARTER     QUARTER     QUARTER     TOTAL
                                             -------     -------     -------     -------     -----
Net sales..............................      $21,006     $24,803     $29,398     $33,008     $108,215
Gross margin...........................       10,832      13,357      15,606      17,007       56,802
Net income.............................        2,200       2,583       3,176       3,558       11,517
Net income per share...................      $  0.33     $  0.36     $  0.39     $  0.43     $   1.53(3)

YEAR ENDED MAY 31, 1994                        1ST         2ND         3RD         4TH
-----------------------                      QUARTER     QUARTER     QUARTER     QUARTER     TOTAL
                                             -------     -------     -------     -------     -----
Net sales..............................      $20,286     $17,677     $16,951     $17,636     $72,550
Gross margin...........................        9,544       9,407       8,881       8,880      36,712
Net income.............................        1,418       3,061(1)    1,672       1,723(2)    7,874
Net income per share...................      $  0.22     $  0.48     $  0.26     $  0.27     $  1.23

(1) Second quarter net income in fiscal 1994 includes an after-tax gain of $1,600 or $0.24 per share related to the sale of the materials product line.

(2) In the fourth quarter of fiscal 1994, the Company adjusted its effective tax rate which resulted in an increase to net income of $500. The Company was able to utilize U.S. tax benefits to a larger extent than was previously estimated.

(3) For fiscal year 1995, the quarterly net income per share amounts do not add up to $1.53 because of changes in average shares outstanding due to the acquisition of Chicago Laser Systems, Inc. in the first quarter and a stock offering in the second quarter.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Electro Scientific Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for the three years in the period ended May 31, 1995 in conformity with generally accepted accounting principles.

                                   ARTHUR ANDERSEN LLP

Portland, Oregon
July 11, 1995

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

The directors of the Company, and their ages and positions as of May 31, 1995 are as follows:


Donald R. VanLuvanee          51       President, Chief Executive Officer and Director
David F. Bolender             63       Chairman of the Board
Douglas C. Strain             75       Vice Chairman of the Board
Larry L. Hansen               67       Director
W. Arthur Porter              54       Director
Vernon B. Ryles, Jr.          57       Director
Keith L. Thomson              55       Director


     Mr. VanLuvanee joined the Company in July 1992 as President, Chief Executive Officer and a Director. From July 1991 to July 1992, Mr. VanLuvanee was President, Chief Executive Officer and a director at Mechanical Technology Incorporated, a supplier of contract research and development services and a manufacturer of technologically advanced equipment. From 1990 to 1991, he was President and Chief Executive Officer of BCT Spectrum, Inc., a supplier of vacuum deposition systems. From 1984 to 1990, he was President, Chief Operating Officer and a Director of Kulicke and Soffa Industries, Inc., a supplier of capital equipment and consumables to the microelectronics industry.

     Mr. Bolender has served as a director of the Company since 1988 and was elected Chairman of the Board of Directors in January 1992. He was President of the Electric Operations Group of PacifiCorp, Inc., a diversified public utility, until his retirement in December 1991. He is also a director of United States National Bank of Oregon and Benson Industries, Incorporated.

     Mr. Strain became Vice Chairman of the Board of Directors in October 1985 following his retirement from the Company. He has been a director of the Company since its incorporation, and he previously served as Chairman of the Board. Mr. Strain co-founded the Company with his father in 1953 and served as its President until 1980. Mr. Strain is also a director of Lattice Semiconductor Corporation.

     Mr. Hansen has been a director of the Company since 1986. He retired in 1992 from the position of Executive Vice President of Tylan General Inc., a manufacturer of high technology components for industrial processes. Prior to December 1988 he was Executive Vice President and a director of Varian Associates, Inc., an electronics manufacturer. Mr. Hansen is also a director of Signal Technology Corporation.

     Dr. Porter has been a director of the Company since 1980. He has been President of the Houston Advanced Research Center since 1985 and an Adjunct Professor of Electrical Engineering at Rice University since 1985. From 1987 until 1992 Dr. Porter served as Chairman of the Board of Directors of the Company. Dr. Porter is also a director of Stewart Information Services Corp.

     Mr. Ryles became a director in April 1995. Mr. Ryles is President and CEO of Poppers Supply Co., a manufacturer of popcorn snacks and jobber/distributor of recreational food and equipment. He is also a managing partner of Multnomah Land and Equipment and on the Board of Director's of Northwest Pipe and Casing.

     Mr. Thomson became a director in July 1994. Mr. Thomson is a Vice President of Intel Corporation and is its Oregon Site Manager. He joined Intel in 1969.

Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. No information is required to be included for Item 405 of Regulation S-K for 1995.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

The information required by this item is included under "Board Compensation", "Executive Compensation" (excluding the performance graph) and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal
Shareholders" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

None.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

(a)  Financial Statements and Schedules.

The following documents are included in the Company's 1995 Annual Report to Shareholders on Form 10K on the pages indicated.


Electro Scientific Industries, Inc.
and Subsidiaries:                                                 PAGE
                                                                  ----
     Consolidated Balance Sheets as of
        May 31, 1995 and 1994                                     21
     Consolidated Statements of
        Income for the Years Ended
        May 31, 1995, 1994, and 1993                              22
     Consolidated Statements of
        Shareholders' Equity for the Years Ended
        May 31, 1995, 1994, and 1993                              23
     Consolidated Statements of
        Cash Flows for the Years Ended
        May 31, 1995, 1994, and 1993                              24
     Notes to Consolidated Financial Statements                   26-36
     Report of Independent Public Accountants                     37


The following schedule and report of independent public accountants are filed herewith:

     Schedule II -  Valuation and Qualifying Accounts

     Report of Independent Public Accountants on Financial Statement Schedule

All other schedules are omitted as the required information is inapplicable.

(a)(3)  Exhibits.


    3-A. Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

    3-B.  Bylaws of the Company.

    4-A The Company agrees to furnish copies of long-term debt agreements to the Commission upon request.

    4-B. Rights Agreement, dated as of May 12, 1989, between the Company and United States National Bank of Oregon relating to rights issued to all holders of Company Common Stock. Incorporated by reference to
          Exhibit 1 to the Company's Report on Form 8-K dated May 12, 1989.

    10-A. ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

    10-B. ESI 1989 Stock Option Plan.  Incorporated by reference to
          Appendix A to the Company's definitive Proxy Statement for its 1993 Annual Meeting of Shareholders.

    10-C. Form of Indemnity Agreement between the Company and each of its Directors. Incorporated by reference to Appendix C to the Company's definitive Proxy Statement for its 1986 Annual Meeting of Shareholders.

    10-D. Form of Severance Agreement between the Company and each of its executive officers. Incorporated by reference to Exhibit 10-H of the Company's Annual Report on Form 10K for the fiscal year ended May 31, 1992.

    11.   Statement of Calculation of Earnings Per Share.

    13.   1995 Annual Report

    22.   Subsidiaries of Registrant.

    23.   Consent of Independent Public Accountants.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of fiscal year 1995.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 3, 1995                   ELECTRO SCIENTIFIC INDUSTRIES, INC.

                                        By /s/ Donald R. VanLuvanee
                                          ---------------------------------
                                        Donald R. VanLuvanee
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 3, 1995.


Signature                                                  Title

(1)  Principal Executive, Financial and
     Accounting Officers


/s/ Donald R. VanLuvanee                          President and Chief Executive Officer
----------------------------
Donald R. VanLuvanee


/s/ Barry L. Harmon                               Senior Vice President of Finance and
-----------------------------
Barry L. Harmon                                           Chief Financial Officer


(2)  Directors


/s/ David F. Bolender                             Chairman of the Board
-----------------------------
David F. Bolender


/s/ Douglas C. Strain                             Vice Chairman of the Board
-----------------------------
Douglas C. Strain


/s/ Larry L. Hansen                               Director
-----------------------------
Larry L. Hansen


/s/ W. Arthur Porter                              Director
-----------------------------
W. Arthur Porter


/s/ Vernon B. Ryles                               Director
-----------------------------
Vernon B. Ryles


/s/ Keith L. Thomson                              Director
-----------------------------
Keith L. Thomson


           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Electro Scientific Industries,
Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Electro Scientific Industries, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated July 11, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                ARTHUR ANDERSEN LLP


Portland, Oregon
July 11, 1995

                                                                    SCHEDULE II

                         ELECTRO SCIENTIFIC INDUSTRIES, INC.
                                  AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS
                                   (Consolidated)
                  For the Years Ended May 31, 1993, 1994 and 1995
                               (thousands of dollars)


                                                           ADDITIONS
                                                           CHARGED TO
                                              BEGINNING    COST AND                     ENDING
DESCRIPTION                                   BALANCE      EXPENSES       DEDUCTIONS    BALANCE
------------------------------------------------------------------------------------------------
1993
Deducted from asset accounts:
  Allowance for doubtful accounts............  $  282     $   81          $   87(1)     $  276
  Allowance for excess and obsolete inventory  $2,279     $  233          $  215(2)     $2,297

1994
Deducted from asset accounts:
  Allowance for doubtful accounts              $  276     $  106          $  211(1)     $  171
  Allowance for excess and obsolete inventory  $2,297     $1,073          $  675(2)     $2,695

1995
Deducted from asset accounts:
  Allowance for doubtful accounts              $  171     $  319          $  191(1)     $  299
  Allowance for excess and obsolete inventory  $2,695     $1,985          $2,309(2)     $2,371

(1) Deductions primarily represent accounts written off during the period.
(2) Deductions primarily represent inventory scrapped during the period.


                                  EXHIBIT INDEX


                                                                             SEQUENTIAL
EXHIBIT NO.                      EXHIBIT DESCRIPTION                         PAGE NO.
-----------                      -------------------                         ----------
        3-A.        Restated Articles of Incorporation of the Company.
                    Incorporated by reference to Exhibit 3-A of the
                    Company's Annual Report on Form 10-K for the fiscal
                    year ended May 31, 1991.

        3-B.        Bylaws of the Company.

        4-A. The Company agrees to furnish copies of long-term debt agreements to the Commission upon request.

        4-B. Rights Agreement, dated as of May 12, 1989, between the Company and United States National Bank of
                    Oregon relating to rights issued to all holders of Company Common Stock. Incorporated by reference to
                    Exhibit 1 to the Company's Report on Form 8-K dated
                    May 12, 1989.


       10-A. ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company's Annual
                    Report on Form 10-K for the fiscal year ended May 31, 1986.

       10-B.        ESI 1989 Stock Option Plan.  Incorporated by reference to
                    Appendix A to the Company's definitive Proxy Statement for its 1993 Annual Meeting of Shareholders.

       10-C. Form of Indemnity Agreement between the Company and each of its Directors. Incorporated by reference to Appendix C to the Company's definitive Proxy Statement for its 1986 Annual Meeting of Shareholders.

       10-D. Form of Severance Agreement between the Company and each of its executive officers. Incorporated by reference to Exhibit 10-H of the Company's Annual Report on Form 10K for the fiscal year ended May 31, 1992.

       11.            Statement of Calculation of Earnings Per Share.

       13.            1995 Annual Report

       22.            Subsidiaries of Registrant.

       23.            Consent of Independent Public Accountants.
