Form 10-Q
period 1995-08-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1995-10-12
CIK 726514

                                                                 Page 1/14

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 1995 or
                               ---------------
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

As of August 31, 1995 there were 8,626,021 shares of Common Stock of Electro Scientific Industries, Inc. outstanding.

                                                                 Page 2/14

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX


Part I.   Financial Information

                                                            PAGE NO.
                                                            -------
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets                         3-4
          August 31, 1995 and May 31, 1995

          Consolidated Statements of Income                    5
          Three Months ended
          August 31, 1995 and August 31, 1994

          Consolidated Statements of Cash Flows               6-7
          Three Months ended
          August 31, 1995 and August 31, 1994

          Notes to Consolidated Financial Statements          8-10

Item 2.   Management's Discussion and Analysis of Financial   11-12
          Condition and Results of Operations

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders  13

          Signature                                            14

                                                                 Page 3/14

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

ASSETS                               August 31, 1995*       May 31, 1995
------                               ----------------       ------------
CURRENT ASSETS:
     Cash and cash equivalents           $  15,862          $   11,385
     Securities available for sale          16,962              17,011
     Trade receivables, net                 31,004              33,331
     Inventories                            27,226              25,478
     Deferred income taxes                   5,103               2,946
     Other current assets                    1,296               1,018
                                             -----               -----

          Total current assets              97,453              91,169
                                            ------              ------

PROPERTY AND EQUIPMENT, AT COST             37,108              36,003
     Less - Accumulated depreciation       (21,590)            (20,387)
                                           -------             -------

          Net property and equipment        15,518              15,616
                                            ------              ------

OTHER ASSETS                                 4,751               3,813
                                             -----               -----

                                          $117,722            $110,598
                                          --------            --------
                                          --------            --------

        The accompanying notes are an integral part of these statements.

* Unaudited

                                                            Page 4/14

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY                                   August 31, 1995*   May 31, 1995
--------------------                                   ---------------    ------------
CURRENT LIABILITIES:
     Accounts payable                                    $    5,859        $    7,002
     Accrued liabilities:
      Payroll related                                         2,268             2,324
      Income taxes                                            2,736             1,258
      Other                                                   5,126             3,464
                                                              -----             -----
        Total accrued liabilities                            10,130             7,046
     Deferred revenue                                           974             1,032
                                                           --------           -------

     Total current liabilities                               16,963            15,080

LONG-TERM LIABILITIES                                         1,041             1,074
                                                              -----             -----

Total liabilities                                            18,004            16,154
                                                             ------            ------


SHAREHOLDERS' EQUITY:

     Preferred stock, without par value; 1,000,000
           shares authorized, no shares issued                   --                --
     Common stock, without par value; Authorized:
          40,000,000 shares; Outstanding:
          8,626,021, and 8,374,546 respectively              55,280            49,762
     Retained earnings                                       44,438            44,682
                                                             ------            ------
     Total shareholders' equity                              99,718            94,444
                                                             ------            ------

                                                           $117,722          $110,598
                                                           --------          --------
                                                           --------          --------


        The accompanying notes are an integral part of these statements.


* Unaudited

                                                                 Page 5/14

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                          (Thousands except per share)

                                             Three Months Ended *  Three Months Ended *
                                               August 31, 1995       August 31, 1994
                                               ---------------       ---------------
Net sales                                          $35,975               $21,006

Cost of sales                                       16,767                10,174
                                                    ------                ------

  Gross margin                                      19,208                10,832
                                                    ------                ------
Operating expenses:
  Selling, service and administrative                8,802                 5,540
  Research, development and engineering              3,907                 2,157
  Acquired in-process research and development       6,000                    --
                                                     -----                 -----

    Total operating expenses                        18,709                 7,697

Operating income                                       499                 3,135

Interest income (expense)                              273                   (13)
Other income (expense)                                  85                    (2)
                                                       ---                   ---

Income before income taxes                             857                 3,120

Provision for income taxes                             317                   920
                                                     -----                 -----

Net income                                        $    540              $  2,200
                                                  --------              --------
                                                  --------              --------

Net income per share                              $   0.06             $    0.33
                                                  --------             ---------
                                                  --------             ---------
Weighted average number of shares
used in computing per share amounts                  8,521                 6,589


        The accompanying notes are an integral part of these statements.

* Unaudited

                                                            Page 6/14

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of dollars)

                                                                   Three Months Ended
                                                            August 31, 1995   August 31, 1994
                                                            ---------------   ---------------
Cash Flows From Operating Activities:
Net income                                                        $540            $2,200
Adjustments to reconcile net income
   to cash used in operating activities:
   Acquired in-process research and development (1)              6,000                --
   Depreciation and amortization                                 1,008               598
   Deferred income taxes                                        (1,989)             (483)
   Deferred revenue                                                (58)              168
   Changes in operating accounts:
     Decrease (increase) in trade receivables                    3,594            (6,738)
     (Increase) decrease in inventories                           (163)              555
     Increase in prepaid expenses                                 (204)             (100)
     Increase in income taxes                                    1,478               835
     (Decrease) increase in accounts payable, accrued
     liabilities, and long-term liabilities                     (4,622)              986
                                                                ------               ---
   Net cash provided by (used in) operating activities:          5,584            (1,979)
                                                                 -----             -----
                                                                 -----             -----
Cash Flows From Investing Activities
Acquisition of XRL subsidiary (2)                                  104                --
Acquisition of Chicago Laser subsidiary, net of cash (3)            --              (707)
Purchases of property and equipment                               (669)             (334)
Purchase of securities                                         (11,000)               --
Proceeds from sales of securities and maturing securities       11,049                --
(Increase) decrease in other assets                               (490)              322
                                                                   ---               ---
 Net cash used in investing activities:                         (1,006)             (719)
                                                                 -----               ---
                                                                 -----               ---
Cash Flows From Financing Activities
(Reduction of) notes payable to banks (4)                           --              (360)
Proceeds from exercise of stock options and stock plans            301                41
                                                                   ---                --
   Net cash, provided by (used in) financing activities:           301              (319)
                                                                   ---               ---

Effect Of Exchange Rates On Cash and Cash Equivalents             (402)              986

Net Change In Cash And Cash Equivalents                          4,477            (2,031)

Cash and Cash Equivalents at Beginning of Period                11,385             8,221
                                                                ------             -----
Cash and Cash Equivalents at End of Period                     $15,862            $6,190
                                                               -------            ------
                                                               -------            ------

The accompanying notes are an integral part of these statements.

                                                                       Page 7/14
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Thousands of dollars)
                                   (Unaudited)



Cash payments for interest were not significant for the three months ended August 31, 1995 and August 31, 1994. Cash payments for income taxes were $871 and $642 for the three months ended August 31, 1995 and August 31, 1994, respectively.

Notes:

(1)    See Note 6 in Notes to Consolidated Financial Statements.

(2)    Acquisition of  XRL subsidiary:
       Assets less liabilities acquired, net of cash           $(5,113)
       Issuance of Common Stock                                  5,217
                                                                 -----
       Cash acquired                                             $(104)
                                                                 -----
                                                                 -----

(3)    Acquisition of Chicago Laser subsidiary:
       Assets less liabilities acquired, net of cash           $(2,646)
       Issuance of Common Stock                                  1,939
                                                                 -----
       Net cash used to acquire Chicago Laser subsidiary         $(707)
                                                                 -----
                                                                 -----

(4) For the three months ended August 31, 1994, this includes debt acquired related to the Chicago Laser acquisition which was subsequently paid off in the same quarter.

                                                                       Page 8/14
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


Note 1 - Basis of Presentation
------------------------------

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. Management believes that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Accounts Receivable
----------------------------

Accounts receivable are net of an allowance for doubtful accounts of $299 at August 31, 1995 and at May 31, 1995.

Note 3 - Inventories
--------------------

Inventories consist of the following (in thousands):


                                             August 31, 1995     May 31, 1995 *
                                             ---------------     --------------
Raw materials and purchased parts               $16,596             $15,566
Work-in-process                                   5,916               7,225
Finished goods                                    4,714               2,687
                                                  -----               -----

                                                $27,226             $25,478
                                                -------             -------
                                                -------             -------


Note 4 - Net Income Per Share
-----------------------------

Net income per share is computed using the weighted average number of common shares and common stock equivalents (stock options) outstanding.


*Audited

                                                                       Page 9/14
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Dollars in thousands)
                                    (Unaudited)


Note 5 - Other Long Term Liabilities
------------------------------------

Other long-term liabilities represents a termination reserve for the employees of the Company's Japanese subsidiary as mandated by Japanese law.

Note 6 - Acquisition of XRL, Inc.
---------------------------------

In July 1995, the Company acquired all of the outstanding stock of XRL, Inc., a privately held company based in Canton, Massachusetts. XRL provides capital equipment for semiconductor memory yield improvement. The purchase consideration consisted of 206,867 shares of ESI stock. The shares are restricted, subject to registration rights in December 1995 and March 1996. The transaction was accounted for as a purchase.

The Company is still obtaining certain data related to the acquisition and, accordingly, the purchase price allocation remains open. The Company recorded the acquisition at the estimated fair value of the assets acquired and liabilities assumed. In connection with the purchase price allocation, the Company obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development projects in process. The development of these projects had not reached technological feasibility and the technology has no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development of $6.0 million was charged to expense during the first quarter ended August 31, 1995 and is reflected in the accompanying Consolidated Statements of Income.

Pro-forma combined income statement data for the three months ended August 31, 1995 and 1994 was not materially different from results presented in the accompanying Consolidated Statements of Income.

Note 7 - Acquisition of Chicago Laser Systems, Inc.
--------------------------------------------------

On August 12, 1994, the Company acquired the stock of Chicago Laser
Systems, Inc. ("Chicago Laser"), a privately held company based in Des Plaines, Illinois. The purchase consideration consisted of approximately $1,280 in cash and 333,000 shares of ESI stock. The shares are restricted, subject to Securities and Exchange Commission Rule 144. The transaction was accounted for as a purchase.

                                                                      Page 10/14
               ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Dollars in thousands)
                                  (Unaudited)


The Company recorded the acquisition at the estimated fair value of the assets acquired and liabilities assumed. The following pro-forma combined income statement data for the three months ended August 31, 1994 was prepared as if the acquisition had occurred at the beginning of the period.

                                        Pro-forma
                               Combined Income Statement Data
                               ------------------------------
                                     Three months ended
                                       August 31, 1994
                                       ---------------
          Net sales                       $24,067
          Net income                       $1,777
          Net income per share              $0.26

Note 8 - Income Taxes
---------------------

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

                                                                      Page 11/14
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS

                              Results of Operations

Net sales for the quarter ended August 31, 1995 increased 71.3% or $15.0 million over the same period of the prior year as a result of increased unit sales of memory repair systems and miniature capacitor test and production systems. XRL Inc., acquired in July 1995, contributed $1.8 million toward the increase in memory repair systems sales. In addition, Chicago Laser, acquired in August 1994, increased laser trimming unit sales.

Gross margin for the three months ended August 31, 1995 of 53.4%, increased from 51.6% reported for the quarter ended August 31, 1994 as a result of reduced material costs associated with increased sales volumes of ESI's miniature capacitor test and production systems.

Selling, service and administrative expenses for the three months ended August 31, 1995 increased $3.3 million over the same period of the prior year as a result of increased selling commissions associated with higher sales volumes, increases in base compensation, as well as expenses associated with Chicago Laser and XRL. As a percentage of sales, these expenses have decreased from 26.4% for the three month ended August 31, 1994 to 24.5% for the three month ended August 31, 1995.

Research, development and engineering expenses for the current quarter increased $1.8 million over the same period of the prior year due to compensation increases as well as salaries and additional engineering costs associated with Chicago Laser and XRL. Research, development and engineering costs, remained relatively constant at 10.9% of net sales for the three months ended August 31, 1995, compared to 10.3% for the same period of the prior year.

In connection with the purchase price allocation of XRL, the Company obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development in process. In accordance with generally accepted accounting principles, the acquired in-process research and development of $6.0 million was expensed for the three months ended August 31, 1995.

Interest income (expense) for the three months ended August 31, 1995 increased over the comparable period of the prior year as a result of interest earned on the proceeds from the November 1994 stock offering and repaying all bank and long-term debt during the second quarter of fiscal 1994.

The effective tax rate of 37.0% for the three months ended August 31, 1995 increased from 29.5% for the comparable period of the prior year as a result of higher pretax earnings in the United States and Japan.

                                                                      Page 12/14
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                 MANAGEMENT DISCUSSION AND ANALYSIS (continued)

                              Results of Operations

Net income for the quarter ended August 31, 1995, after the effect of the acquired in-process research and development charge of $6.0 million, was $540,000 or $0.06 per share. Net income, excluding the acquired in-process research and development charge, was $4.3 million or $0.51 per share which represents a 96.4% increase over the same period of the prior year of $2.2 million or $0.33 per share.

Incoming orders exceeded $40.0 million and ending backlog on August 31, 1995 was $38.0 million which represents a 46.0% increase from May 31, 1995.

             Liquidity, Capital Resources and Business Environment

The Company's principal sources of liquidity are operating earnings, existing cash and cash equivalents and marketable debt securities of $32.8 million, accounts receivable of $31.0 million, and a $7.0 million line of credit, none of which was outstanding at August 31, 1995. ESI has no debt and a current ratio of 5.7:1. The decrease in current ratio from 6.1:1 at May 31, 1995, results from the acquisition of XRL, Inc. in July 1995. Working capital increased to $80.5 million at August 31, 1995, from $76.1 million at May 31, 1995, as a result of the increased level of sales.

The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and DRAMs, and circuits used in wireless telecommunications equipment. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. There is no assurance that these markets will not experience downturns in the future or that such downturns would not have a material adverse effect on the Company's operating results.

ESI's business success depends on: accurate identification of viable markets; timely development of technologically superior products; and providing excellent service to a small number of customers located throughout the world. Several large, multinational companies represent a substantial portion of the Company's sales and the loss of any one of these customers would be significant.

The cost of product development requires the Company to make large investments in relation to its ability to recover from unforeseen market shifts. A significant portion of future revenues are expected from new products. However, a number of uncertainties exist, including ESI's product performance and pricing, compared to competitors, and uncertain worldwide conditions.
Therefore, the Company can not predict the ultimate effect new products will have on sales or net income. The combination of these factors can result in large swings in working capital and results of operations from year to year.

                                                                      Page 13/14



Part II    Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

The 1995 Annual Meeting of Shareholders was held on Friday, September 22, 1995. The following items were approved by the vote indicated:

1. Larry L. Hansen, Vernon B. Ryles, Jr. and Donald R. VanLuvanee were re-elected to the Board of Directors for a three year term. David F. Bolender, Dr. W. Arthur Porter, Douglas C. Strain and Keith L. Thomson continue as directors.

      For                6,989,550
      Against                    0
      Abstain              352,900

2. Amendment of the 1989 Stock Option Plan was approved: the shares reserved for issuance was increased by 300,000 to a total of 1,300,000 shares. In addition, no employee may be granted options for more than 250,000 shares in any fiscal year, and non-employee directors will receive an option of 1,000 shares on July 31 of each year. The minimum exercise price for all options was increased to 100% of the fair market value of the common stock on the date the option is granted. The option plan will remain in effect indefinitely until all shares have been granted and exercised. Also, the prohibition of vesting options during the first year of grant was eliminated.


      For                5,547,641
      Against            1,779,363
      Abstain               15,446

3.    Approval of Arthur Andersen LLP as independent auditors for the Company.


      For                7,332,320
      Against                1,741
      Abstain                8,389

                                                                      Page 14/14
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                     ELECTRO SCIENTIFIC INDUSTRIES, INC.




Dated:  October 10, 1995         By  /s/ Barry L. Harmon
                                     ------------------------------------------
                                     Barry L. Harmon, Senior Vice President and
                                     Chief Financial Officer