Form 10-Q
period 1995-11-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1996-01-16
CIK 726514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1995 or
                               -----------------

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


                                 (503) 641-4141



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ---

As of November 30, 1995 there were 8,630,774 shares of Common Stock of Electro Scientific Industries, Inc. outstanding.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX


Part I.   FINANCIAL INFORMATION

                                                                 PAGE NO.
                                                                 --------
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets                                 3-4
          November 30, 1995 and May 31, 1995

          Consolidated Statements of Income                             5
          Three Months and Six Months ended
          November 30, 1995 and November 30, 1994

          Consolidated Statements of Cash Flows                       6-7
          Six Months ended November 30, 1995 and November 30, 1994

          Notes to Consolidated Financial Statements                  8-9


Item 2.   Management's Discussion and Analysis of Financial         10-11
          Condition and Results of Operations

          Signature                                                    12

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)



ASSETS                                  NOVEMBER 30, 1995*       MAY 31, 1995
                                        ------------------       ------------

CURRENT ASSETS:
  Cash and cash equivalents                  $  15,028           $  11,385
  Securities available for sale                 16,981              17,011
  Trade receivables, net                        35,504              33,331
  Inventories                                   29,491              25,478
  Deferred income taxes                          3,119               2,946
  Other current assets                           1,817               1,018
                                                 -----               -----
     Total current assets                      101,940              91,169
                                               -------              ------
PROPERTY AND EQUIPMENT, AT COST                 38,558              36,003
  Less - accumulated depreciation              (21,998)            (20,387)
                                               -------             -------
     Net property and equipment                 16,560              15,616
                                                ------              ------
OTHER ASSETS:
  Deferred income taxes                          1,979                  --
  Other assets                                   3,409               3,813
                                                 -----               -----
                                              $123,888            $110,598
                                              --------            --------
                                              --------            --------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

* UNAUDITED

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)



LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY                    NOVEMBER 30, 1995*       MAY 31, 1995
--------------------                    ------------------       ------------

CURRENT LIABILITIES:
 Accounts payable                              $  6,250          $    7,002
 Accrued liabilities:
  Payroll related                                 2,583               2,324
  Commissions                                     2,696               1,706
  Income taxes                                      698               1,258
  Other                                           3,674               1,758
                                                  -----               -----
   Total accrued liabilities                      9,651               7,046
 Deferred revenue                                   787               1,032
                                                -------               -----

 Total current liabilities                       16,688              15,080

OTHER LONG-TERM LIABILITIES                       1,078               1,074
                                                  -----               -----

Total liabilities                                17,766              16,154
                                                 ------              ------


SHAREHOLDERS' EQUITY:

 Preferred stock, without par value; 1,000,000
     shares authorized, no shares issued             --                  --
 Common stock, without par value; Authorized:
    40,000,000 shares; Outstanding:
    8,630,774, and 8,374,546 respectively        55,314               49,762
 Retained earnings                               50,808               44,682
                                                 ------               ------
 Total shareholders' equity                     106,122               94,444
                                                -------               ------
                                               $123,888             $110,598
                                               --------             --------
                                               --------             --------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

* UNAUDITED

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                          (THOUSANDS EXCEPT PER SHARE)



                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  ------------------                      ----------------
                                            NOV. 30, 1995       NOV. 30, 1994      NOV. 30, 1995   NOV. 30, 1994
                                            -------------       -------------      -------------   -------------

Net Sales                                    $    40,836         $    24,803         $  76,811      $    45,809

Cost of sales                                     18,723              11,446            35,490           21,620
                                                  ------              ------            ------           ------

Gross margin                                      22,113              13,357            41,321           24,189

Operating expenses:
  Selling, service and administrative             10,368               6,629            19,170           12,169
  Research, development and engineering            4,112               3,028             8,019            5,185
  Acquired in-process research and
  development *                                       --                  --             6,000               --
                                                  ------              ------             -----           ------

     Total operating expenses                     14,480               9,657            33,189           17,354
                                                  ------               -----            ------           ------

Operating income                                   7,633               3,700             8,132            6,835

Interest income (expense)                            313                 (29)              586              (42)
Other income (expense)                              (229)                 29              (144)              27
                                                    ----                  --              ----               --

Income before income taxes                         7,717               3,700             8,574            6,820

Provision for income taxes                         2,836               1,117             3,153            2,037
                                                   -----               -----             -----            -----

Net income                                      $  4,881            $  2,583          $  5,421         $  4,783
                                                --------            --------          --------         --------
                                                --------            --------          --------         --------

Net income per share                            $   0.57            $   0.36          $   0.63         $   0.69
                                                --------            --------          --------         --------
                                                --------            --------          --------         --------

Weighted average number of shares used
in computing per share amounts                     8,629               7,142             8,575            6,977


The acquired in-process research and development represents a one time charge associated with the acquisition of XRL, Inc.


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                                        Six Months Ended
                                                                                NOV. 30,1995         NOV. 30,1994
                                                                                ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    5,421           $   4,783
Adjustments to reconcile net income
  to cash provided by (used in) operating activities:
  Acquired in-process research and development(1)                                    6,000                  --
  Depreciation and amortization                                                      1,264               1,211
  Loss on sale of property and equipment                                                --                  25
  Deferred income taxes                                                             (1,984)             (1,208)
  Deferred revenue                                                                    (245)                 --
  Stock compensation agreement                                                          --                  14
  Changes in operating accounts:
      (Increase) in trade receivables                                                 (704)             (6,737)
      (Increase) in inventory                                                       (2,235)             (1,275)
      (Increase) in other current assets                                              (725)               (325)
      (Decrease) increase in accounts payable, accrued liabilities and
         other long-term liabilities                                                (2,463)                267
      (Decrease) increase in income taxes                                             (560)              1,672
                                                                                      ----               -----
   Net cash provided by (used in) operating activities                               3,769              (1,573)
                                                                                     -----              ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of XRL subsidiary, net of cash(2)                                           102                  --
  Purchase of Chicago Laser subsidiary, net of cash (3)                                 --                (707)
  Purchases of property and equipment                                               (1,741)             (1,331)
  Proceeds from sale of property and equipment                                          --                   5
  Purchases of securities                                                          (16,879)                 --
  Proceeds from sales of securities and maturing securities                         16,930                  --
  Decrease (increase) in other assets                                                  438                (398)
                                                                                    ------                ----
    Net cash used in investing activities                                           (1,150)             (2,431)
                                                                                    ------              ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to retire long-term debt                                                     --                (768)
  Reduction of notes payable to banks (4)                                               --                (415)
  Proceeds from stock offering                                                          --              22,509
  Proceeds from exercise of stock options and stock plans                              377                 392
                                                                                       ---                 ---
    Net cash provided by financing activities                                          377              21,718
                                                                                       ---              ------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                                   647                 198

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              3,643              17,912
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    11,385               8,221
                                                                                    ------               -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD (5)                                  $   15,028           $  26,133
                                                                                ----------           ---------
                                                                                ----------           ---------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


Cash payments for interest were not significant for the six months ended November 30, 1995 and 1994. Cash payments for income taxes were $4,861 and $1,596 for the six months ended November 30, 1995 and 1994, respectively.



Notes:
(1)       See Note 6 in Notes to Consolidated Financial Statements


(2)       Acquisition of XRL subsidiary:
          Assets less liabilities acquired, net of cash     $    (5,073)
          Issuance of common stock                                5,175
                                                                  -----
          Cash acquired                                     $       102
                                                            -----------

(3)       Acquisition of Chicago Laser subsidiary:
          Assets less liabilities acquired, net of cash     $    (2,646)
          Issuance of common stock                                1,939
                                                                  -----
          Net cash used to acquire Chicago Laser subsidiary $      (707)
                                                            -----------


(4) Activity for the six months ended November 30, 1994 includes debt acquired in August 1994, related to the Chicago Laser acquisition which was subsequently paid off in August 1994.

(5) Cash and cash equivalents at November 30, 1994 includes the proceeds from the stock offering of $22.5 million. Subsequent to November 30, 1994, the Company invested these funds in marketable securities which are classified as securities available for sale in the accompanying Consolidated Balance Sheets.




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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $504 at November 30, 1995 and $299 at May 31, 1995.

NOTE 3 - INVENTORIES

Inventories consist of the following:


                                             NOV. 30, 1995  MAY 31, 1995*
                                             -------------  -------------
     Raw materials and purchased parts            $16,860        $15,566
     Work-in-process                                6,912          7,225
     Finished goods                                 5,719          2,687
                                                    -----          -----
                                                  $29,491        $25,478
                                                  -------        -------


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

NOTE 6 - ACQUISITION OF XRL, INC.

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

Pro-forma combined income statement data for the six months ended November 30, 1995 and 1994 was not materially different from results presented in the accompanying Consolidated Statements of Income.


NOTE 7- ACQUISITION OF CHICAGO LASER SYSTEMS, INC.

On August 12, 1994, the Company acquired the stock of Chicago Laser
Systems, Inc. ("Chicago Laser"), a privately held company based in Des Plaines, Illinois. The purchase consideration consisted of approximately $1,280 in cash and 333,000 shares of ESI stock. The shares are restricted, subject to Securities and Exchange Commission Rule 144. The transaction was accounted for as a purchase.

The Company recorded the acquisition at the estimated fair value of the assets acquired and liabilities assumed. The following pro-forma combined income statement data for the six months ended November 30, 1994 was prepared as if the acquisition had occurred at the beginning of the period.


                                                       PRO FORMA
                                             COMBINED INCOME STATEMENTS DATA
                                                   SIX MONTHS ENDED
                                                  NOVEMBER 30, 1994
     Net Sales                                         $48,870
     Net Income                                         $4,360
     Net Income per share                               $0.61



NOTE 8 - INCOME TAXES

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS

                              Results of Operations


Net sales increased 64.6% or $16.0 million for the three months ended November 30, 1995 and 67.7% or $31 million for the six months ended November 30, 1995
compared to the same periods of the prior year.   These increases result from
strong unit sales of memory repair systems, laser trimming systems and miniature capacitor test and production systems. XRL, Inc. acquired in July, 1995 contributed $7.5 million year-to-date toward the increase in memory repair sales.

Gross margin for the three months ended November 30, 1995 increased to 54.2% from 53.9% for the same period of the prior year as a result of reduced costs associated with higher sales volumes of ESI's miniature capacitor test and production systems and increased sales of higher margin laser trimming products. Year-to-date gross margin increased from 52.8% for the six months ended November 30, 1994 to 53.8% as a result of cost savings associated with increased sales of miniature capacitor test and production systems.

Selling, service and administrative expenses increased $3.7 million for the three months ended November 30, 1995 and $7.0 million for the six months ended November 30, 1995 over the comparable periods of the prior year as a result of higher selling commissions associated with increased sales volumes and employee success sharing accruals. As a percentage of sales, selling, service and administrative expenses decreased to 25.4% from 26.7% for the second quarter of fiscal 1996 compared to the same quarter of the prior year and to 25.0% from 26.6% for the six months ended November 30, 1995 compared to the same period of the prior year.

Research, development and engineering expenses increased $1.1 million for the current quarter and $2.8 million for the six months ended November 30, 1995 compared to the same periods of the prior year as a result of compensation increases as well as additional engineering costs associated with XRL. As a percentage of sales, research, development and engineering expenses declined to 10.1% for the current quarter from 12.2% for the same quarter of the prior year. Year-to-date research, development and engineering expenses as a percentage of sales declined slightly to 10.4% for the six months ended November 30, 1995 from 11.3% for the same period of the prior year.

For the six months ended November 30, 1995, the acquired in-process research and development expense of $6.0 million occurred in connection with the purchase price allocation of XRL, Inc. The Company obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development in process. In accordance with generally accepted accounting principles, the acquired in-process research and development was expensed during the first quarter ended August 31, 1995.

Interest income (expense) for the current quarter and year-to date increased $
0.3 million and $0.6 million, respectively, over the same periods of the prior year as a result of investing the November 1994 stock offering funds in marketable securities; there were no such investments during the first two quarters of the prior year.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

The effective tax rate of 37% for the three month and six month periods ended November 30, 1995 increased from approximately 30% for the three month and six month periods ended November 30, 1994 as a result of the utilization of certain deferred tax assets in fiscal 1994 which had previously been reserved.

Net income for the quarter ended November 30, 1995 was $4.9 million or $0.57 per share compared to $2.6 million or $0.36 per share for the same period of the prior year. Net income for the six months ended November 30, 1995, after the effect of the acquired in-process research and development charge of $6.0 million, was $5.4 million or $0.63 per share compared to $4.8 million or $0.69 per share for the six months ended November 30, 1994. Net income for the six months ended November 30, 1995, excluding the acquired in-process research and development charge, was $9.2 million or $1.08 per share.

Incoming orders were $45 million and ending backlog on November 30, 1995 was $43 million which represents a 65% increase from May 31, 1995.

              Liquidity, Capital Resources and Business Environment

The Company's principal sources of liquidity are operating earnings, existing cash and cash equivalents and marketable debt securities of $32.0 million, accounts receivable of $35.5 million, and a $7.0 million line of credit, none of which was outstanding at November 30, 1995. ESI has no debt and a current ratio of 6.1:1. Working capital increased to $87.2 million at November 30, 1995, from $76.1 million at May 31, 1995, as a result of the increased level of sales.

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

   ELECTRO SCIENTIFIC INDUSTRIES, INC.




Dated:    January 12, 1996    By  /s/ Barry L. Harmon
                                  -----------------------------------
                                  Barry L. Harmon, Vice President,
                                  Finance and Chief Financial Officer