Form 10-Q
period 1996-02-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1996-04-08
CIK 726514

              THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                      PURSUANT TO RULE 901(D) OF REGULATION S-T

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                      FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996 or
                               -----------------

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


                          (503) 641-4141



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----       ----

As of February 29, 1996 there were 8,636,672 shares of Common Stock of Electro Scientific Industries, Inc. outstanding.

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                    EXHIBIT INDEX


Part I.  Financial Information
                                                                      Page No.
                                                                      --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets                                       3-4
         February 29, 1996 and May 31, 1995

         Consolidated Statements of Income                                   5
         Three Months and Nine Months ended
         February 29, 1996 and February 28, 1995

         Consolidated Statements of Cash Flows                             6-7
         Nine Months ended February 29, 1996 and February 28, 1995

         Notes to Consolidated Financial Statements                        8-9


Item 2.  Management's Discussion and Analysis of Financial               10-11
         Condition and Results of Operations

         Signature                                                          12

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                               (Thousands of dollars)


ASSETS                              February 29, 1996 *           May 31, 1995
- ------                              --------------------          ------------
CURRENT ASSETS:
  Cash and cash equivalents              $  12,288                $ 11,643
  Securities available for sale             20,063                  17,011
  Trade receivables, net                    40,190                  33,331
  Inventories                               29,894                  24,882
  Deferred income taxes                      3,136                   2,946
  Other current assets                       1,272                     760
                                          --------                --------

     Total current assets                  106,843                  90,573
                                          --------                --------

PROPERTY AND EQUIPMENT, AT COST             38,729                  36,003
  Less - accumulated depreciation          (22,582)                (20,387)
                                          --------                --------

     Net property and equipment             16,147                  15,616
                                          --------                --------

OTHER ASSETS:
  Deferred income taxes                      1,979                     --
  Other assets                               5,028                   4,409
                                          --------                --------

                                          $129,997                $110,598
                                          --------                --------
                                          --------                --------


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

* UNAUDITED

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


LIABILITIES AND
- ---------------
SHAREHOLDERS' EQUITY                        February 29, 1996 *         May 31, 1995
- --------------------                        --------------------        ------------
CURRENT LIABILITIES:
    Accounts payable                            $  7,286                 $  7,002
    Accrued liabilities:
      Payroll related                              2,443                    2,324
      Commissions                                  2,352                    1,706
      Income taxes                                   928                    1,258
      Other                                        4,104                    1,758
                                                --------                 --------
        Total accrued liabilities                  9,827                    7,046
    Deferred revenue                                 519                    1,032
                                                --------                 --------

    Total current liabilities                     17,632                   15,080

OTHER LONG-TERM LIABILITIES                        1,107                    1,074
                                                --------                 --------

Total liabilities                                 18,739                   16,154
                                                --------                 --------

SHAREHOLDERS' EQUITY:

    Preferred stock, without par
       value; 1,000,000 shares authorized,
       no shares issued                              --                       --
    Common stock, without par value;
       Authorized:  40,000,000 shares;
       Outstanding:  8,636,672, and
       8,374,546 respectively                     55,516                   49,762
    Retained earnings                             55,742                   44,682
                                                --------                 --------
    Total shareholders' equity                   111,258                   94,444
                                                --------                 --------
                                                $129,997                 $110,598
                                                --------                 --------
                                                --------                 --------


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

(*) UNAUDITED

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                            (THOUSANDS EXCEPT SHARE DATA)


                                                    Three Months Ended                Nine Months Ended
                                                    ------------------                -----------------
                                               Feb. 29, 1996   Feb. 28, 1995    Feb. 29, 1996   Feb. 28, 1995
                                               -------------   -------------    -------------   -------------
Net Sales                                       $  41,626        $  29,398      $  118,437       $  75,207


Cost of sales                                      19,034           13,792          54,524          35,412
                                                ---------        ---------        --------       ---------

Gross margin                                       22,592           15,606          63,913          39,795


Operating expenses:
  Selling, service and administrative              10,535            7,557          29,705          19,726
  Research, development and engineering             3,886            3,588          11,905           8,773
  Acquired in-process research and
  development *                                      --               --           6,000              --
                                                ---------        ---------        --------       ---------

     Total operating expenses                      14,421           11,145          47,610          28,499
                                                ---------        ---------        --------       ---------

Operating income                                    8,171            4,461          16,303          11,296

Interest income (expense)                             293              334             879             350
Other income (expense)                               (147)            (259)           (291)           (290)
                                                ---------        ---------        --------       ---------

Income before income taxes                          8,317            4,536          16,891          11,356

Provision for income taxes                          3,073            1,360           6,226           3,397
                                                ---------        ---------        --------       ---------

Net income                                      $   5,244        $   3,176        $ 10,665       $   7,959
                                                ---------        ---------        --------       ---------
                                                ---------        ---------        --------       ---------
Net income per share                            $    0.61        $    0.39        $   1.24       $    1.10
                                                ---------        ---------        --------       ---------
                                                ---------        ---------        --------       ---------

Weighted average number of shares used in
computing per share amounts                         8,628            8,205           8,593           7,238



* The acquired in-process research and development represents a one time charge associated with the acquisition of XRL, Inc.


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (THOUSANDS OF DOLLARS)


                                                          Nine Months Ended
                                                   Feb. 29,1996    Feb. 28,1995
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $ 10,665        $  7,959
Adjustments to reconcile net income
  to cash provided by (used in) operating
   activities:
  Acquired in-process research and
   development(1)                                      6,000              --
  Depreciation and amortization                        2,100           1,807
  Deferred income taxes                               (2,001)         (1,608)
  Deferred revenue                                      (513)             --
  Stock compensation agreement                            --              58
  Changes in operating accounts:
    (Increase) in trade receivables                   (5,304)        (11,195)
    (Increase) in inventory                           (2,957)         (2,205)
    (Increase) decrease in other current assets         (437)            219
    (Decrease) increase in accounts payable,
      accrued liabilities and other long-term
      liabilities                                     (1,444)          1,829
    (Decrease) increase in income taxes                 (330)          1,804
                                                     --------        --------
  Net cash provided by (used in) operating
    activities                                         5,779          (1,332)
                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of XRL subsidiary, net of cash(2)            (492)             --
  Purchase of Chicago Laser subsidiary, net
   of cash (3)                                            --            (707)
  Purchases of property and equipment                 (2,352)         (2,432)
  Purchases of securities                            (24,900)             --
  Proceeds from sales of securities and
   maturing securities                                21,850              --
  (Increase) in other assets                            (474)           (217)
                                                     --------        --------
    Net cash used in investing activities             (6,368)         (3,356)
                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to retire long-term debt                       --            (768)
  Reduction of notes payable to banks (4)                 --            (415)
  Proceeds from stock offering                            --          22,509
  Proceeds from exercise of stock options and
   stock plans                                           972             811
                                                     --------        --------
    Net cash provided by financing activities            972          22,137
                                                     --------        --------

EFFECT OF EXCHANGE RATE ON CASH AND CASH
  EQUIVALENTS                                            262            (525)

NET CHANGE IN CASH AND CASH EQUIVALENTS                  645          16,924
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                              11,643           8,221
                                                     --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD (5)       $12,288         $25,145
                                                     --------        --------
                                                     --------        --------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                     (UNAUDITED)
                                (THOUSANDS OF DOLLARS)


Cash payments for interest were not significant for the nine months ended February 29, 1996 and 1995. Cash payments for income taxes were $7,681 and $2,819 for the nine months ended February 29, 1996 and 1995, respectively.


Notes:
(1)   See Note 6 in Notes to Consolidated Financial Statements

(2)   Acquisition of XRL subsidiary:
      Assets less liabilities acquired, net of cash           $(5,073)
      Issuance of common stock                                  4,581
                                                               -------
      Net cash used to acquire XRL subsidiary                 $  (492)
                                                               -------
                                                               -------

(3)   Acquisition of Chicago Laser subsidiary:
      Assets less liabilities acquired, net of cash           $(2,646)
      Issuance of common stock                                  1,939
                                                               -------
      Net cash used to acquire Chicago Laser subsidiary       $  (707)
                                                               -------
                                                               -------

(4) Activity for the nine months ended February 28, 1995 includes debt acquired in August 1994, related to the Chicago Laser acquisition which was subsequently paid off in August 1994.

(5) Cash and cash equivalents at February 28, 1995 includes the proceeds from the stock offering of $22.5 million. Subsequent to February 28, 1995, the Company invested these funds in marketable securities which are classified as securities available for sale in the accompanying Consolidated Balance Sheets.


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

Certain reclassifications have been made in the accompanying consolidated financial statements for fiscal 1995 to conform with fiscal 1996 presentation.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $504 at February 29, 1996 and $299 at May 31, 1995.

NOTE 3 - INVENTORIES

Inventories consist of the following:


                                         Feb. 29, 1996      May 31, 1995*
                                         -------------      -------------
  Raw materials and purchased parts         $20,316           $15,566
  Work-in-process                             6,765             7,225
  Finished goods                              2,813             2,091
                                             -------           -------
                                            $29,894           $24,882
                                             -------           -------
                                             -------           -------


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


* Audited

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (THOUSANDS OF DOLLARS)

NOTE 6 - ACQUISITION OF XRL, INC.

In July 1995, the Company acquired all of the outstanding stock of XRL, Inc., a privately held company based in Canton, Massachusetts. XRL provides capital equipment for semiconductor memory yield improvement. The preliminary purchase consideration consisted of 206,867 shares of ESI stock. These shares were subsequently reduced by 23,227 shares due to an adjustment provided for by the agreement. The shares are restricted, subject to registration rights in March 1996. The transaction was accounted for as a purchase.

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

Pro-forma combined income statement data for the nine months ended February 29, 1996 and 1995 was not materially different from results presented in the accompanying Consolidated Statements of Income.


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

The Company recorded the acquisition at the estimated fair value of the assets acquired and liabilities assumed. The following pro-forma combined income statement data for the nine months ended February 28, 1995 was prepared as if the acquisition had occurred at the beginning of the period.


                                            Pro Forma
                                             ---------
                                 Combined Income Statements Data
                                  -------------------------------
                                       Nine months ended
                                        -----------------
                                       February 28, 1995
                                        -----------------
    Net Sales                                $78,268
    Net Income                                $7,536
    Net Income per share                       $1.04


NOTE 8 - INCOME TAXES

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          MANAGEMENT DISCUSSION AND ANALYSIS

                                Results of Operations

Net sales increased 41.6% or $12.2 million for the three months ended February 29, 1996 and 57.5% or $43.2 million for the nine months ended February 29, 1996
compared to the same periods of the prior year.   These increases result from
strong unit sales of semiconductor yield improvement systems, laser trimming systems and capacitor manufacturing equipment. XRL, Inc. acquired in July, 1995 contributed $13.0 million year-to-date toward the increase in semiconductor yield improvement sales, which represents a significant increase over XRL historical sales levels.

Gross margin for the three months ended February 29, 1996 increased to 54.3% from 53.1% for the same period of the prior year as a result of increased sales of higher margin semiconductor yield improvement systems, laser trimming systems and equipment used in the production of miniature capacitors. Year-to-date gross margin increased from 52.9% for the nine months ended February 28, 1995 to 54.0% as a result of increased volume of semiconductor yield improvement equipment sold, increased sales of higher margin laser trimming systems, and cost savings associated with increased sales of capacitor manufacturing equipment.

Selling, service and administrative expenses increased $3.0 million for the three months ended February 29, 1996 and $10.0 million for the nine months ended February 29, 1996 over the comparable periods of the prior year as a result of higher selling commissions associated with increased sales volumes and employee profit sharing accruals. As a percentage of sales, selling, service and administrative expenses decreased to 25.3% from 25.7% for the third quarter of fiscal 1996 compared to the same quarter of the prior year and to 25.1% from 26.2% for the nine months ended February 29, 1996 compared to the same period of the prior year.

Research, development and engineering expenses increased $0.3 million for the current quarter and $3.1 million for the nine months ended February 29, 1996 compared to the same periods of the prior year as a result of project material increases, compensation increases and additional engineering costs associated with XRL. As a percentage of sales, research, development and engineering expenses declined to 9.3% for the current quarter from 12.2% for the same quarter of the prior year. Year-to-date research, development and engineering expenses as a percentage of sales declined to 10.1% for the nine months ended February 29, 1996 from 11.7% for the same period of the prior year. The decreases are a reflection of the change in sales year over year rather than a decline in research and development efforts.

For the nine months ended February 29, 1996, the acquired in-process research and development expense of $6.0 million occurred in connection with the purchase price allocation of XRL, Inc. The Company obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development in process. In accordance with generally accepted accounting principles, the acquired in-process research and development was expensed during the first quarter ended August 31, 1995.

Year-to-date interest income (expense) increased $ 0.5 million over the same period of the prior year as a result of investing the November 1994 stock offering funds in marketable securities; there were no such investments during the first two quarters of the prior year.

The effective tax rate of 37% for the three month and nine month periods ended February 29, 1996 increased from 30% for the three month and nine month periods ended February 28, 1995 as a result of utilization of certain deferred tax assets in fiscal 1994 which had previously been reserved.

Net income for the quarter ended February 29, 1996 was $5.2 million or $0.61 per share compared to $3.2 million or $0.39 per share for the same period of the prior year. Net income for the nine months ended February 29, 1996, after the effect of the acquired in-process research and development charge of $6.0 million, was $10.7 million or $1.24 per share compared to $7.9 million or $1.10 per share for the nine months ended February 28, 1995. Net income for the nine months ended February 29, 1996, excluding the acquired in-process research and development charge, was $14.4 million or $1.68 per share.

Incoming orders were $31 million and ending backlog on February 29, 1996 was $32 million which represents a 23% increase from May 31, 1995.

                Liquidity, Capital Resources and Business Environment

The Company's principal sources of liquidity are operating earnings, existing cash and cash equivalents and marketable debt securities of $32.4 million, accounts receivable of $40.2 million, and a $7.0 million line of credit, none of which was outstanding at February 29, 1996. ESI has no debt and a current ratio of 6.1:1. Working capital increased to $89.2 million at February 29, 1996, from $75.5 million at May 31, 1995, as a result of the increased level of sales and resulting operating income. In addition to the increased level of sales, accounts receivable of $40.2 million at February 29, 1996 reflects an increase in shipments near quarter end compared to prior fiscal year end, and delays in receiving a critical component for the Company's semiconductor yield improvement products.

Inventory increases of $5.0 million over May 31, 1995 is the result of increased sales associated with the Company's laser business. Other accrued liabilities increased over the prior fiscal year end primarily due to employee profit sharing accruals.

The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and DRAMs, and circuits used in wireless telecommunications and automotive equipment. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. There is no assurance that these markets will not experience downturns in the future or that such downturns would not have a material adverse effect on the Company's operating results.

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

  ELECTRO SCIENTIFIC INDUSTRIES, INC.




Dated:  April 4, 1996             By  /s/ Barry L. Harmon
                                     -------------------------------------
                                       Barry L. Harmon,  Senior Vice President,
                                       Finance and Chief Financial Officer