Form 10-K
period 1996-05-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1996-08-13
CIK 726514

         THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                                    PURSUANT TO

                            RULE 901(d) OF REGULATION S-T

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
                                    ANNUAL REPORT


(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1996 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from______________ to
    _______________

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
                           Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ------

The aggregate market value of Common Stock held by nonaffiliates of the Registrant at June 18, 1996: $194,197,050.

The number of shares of Common Stock outstanding at June 18, 1996:  8,656,726.

                         Documents Incorporated by Reference
                         -----------------------------------

                                            Part of Form 10-K into
Document                                    which is incorporated
- - --------                                    ---------------------

1996 Annual Report to Shareholders               Part II

Proxy Statement for 1996 Annual Meeting          Part III
of Shareholders

                                  TABLE OF CONTENTS

ITEM OF FORM 10-K                                                         PAGE
- - -----------------                                                         ----
PART I

Item 1 -   Business. . . . . . . . . . . . . . . . . . . . . . . . . .      3

Item 2 -   Properties. . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 3 -   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .     11

Item 4 -   Submission of Matters to a Vote of Security Holders . . . .     11

Item 4(a) -Executive Officers of the Registrant. . . . . . . . . . . .     12

PART II

Item 5 -   Market for the Registrant's Common Equity and
                Related Shareholder Matters. . . . . . . . . . . . . .     14

Item 6 -   Selected Financial Data . . . . . . . . . . . . . . . . . .     14

Item 7 -   Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . .     15

Item 8 -   Financial Statements and Supplementary Data . . . . . . . .     19

Item 9 -   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure. . . . . . . . . .     37

PART III

Item 10 -  Directors and Executive Officers of the Registrant. . . . .     37

Item 11 -  Executive Compensation. . . . . . . . . . . . . . . . . . .     37

Item 12 -  Security Ownership of Certain Beneficial
                Owners and Management. . . . . . . . . . . . . . . . .     37

Item 13 -  Certain Relationships and Related Transactions. . . . . . .     37

PART IV

Item 14 -  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K. . . . . . . . . . . . . . . . . .     38

SIGNATURES       . . . . . . . . . . . . . . . . . . . . . . . . . . .     40

                                     PART I
ITEM 1.        BUSINESS

     ESI provides electronics manufacturers with equipment necessary to produce key components used in wireless telecommunications, computers, automotive electronics, and many other electronic products. ESI believes it is the leading supplier of advanced laser systems used to adjust (trim) electronic circuitry and to improve the yield of semiconductor memory devices. ESI believes it is the leading producer of high-speed test and handling equipment used in the high-volume production of miniature capacitors. Additionally, ESI designs and manufactures machine vision products and laser electronic packaging systems for manufacturers of electronics and other products. ESI's products enable these manufacturers to reduce production costs, increase yields and improve the quality of their products. ESI's customers include manufacturers of: wireless telecommunication products (Ericsson, Motorola and Siemens); automotive electronics (Bosch, Delco, Ford, Nippon-Denso and Siemens); miniature capacitors (Kemet, Kyocera/AVX, Murata, Philips, Samsung and TDK) and semiconductor memory devices (Fujitsu, Hitachi, Hyundai, IBM, Samsung and Texas Instruments).

ELECTRONICS INDUSTRY OVERVIEW

     The electronic content of telecommunications products, automobiles and personal computers continues to increase substantially. For example, automobile manufacturers now routinely include electronic ignition, anti-lock brakes, electronic fuel injection and other electronic systems in place of components that in the past were predominantly mechanical. In addition, new markets for consumer-oriented electronic products such as cellular telephones, facsimile machines, pagers, camcorders and personal computers have developed rapidly as increasingly affordable products have been introduced.

     Demand for electronics manufacturing equipment is driven by the demand for electronic devices and circuits. Electronic components are used in virtually all electronic products, from inexpensive consumer electronics to the most sophisticated computers. These components are produced in very large unit volumes.

     The demands upon manufacturers to supply increasing quantities of electronic components have been accompanied by demands for increased complexity and reduced size. As electronic products become more powerful and portable, the devices in these products must be faster, smaller and more reliable. To achieve these attributes of higher performance, the electronic device manufacturers use finer device geometries, increase densities, and tune the devices to precise electrical values. Manufacturers of cellular telephones, for example, must use miniaturized circuits to accommodate the size limitations of the finished product. These circuits must also operate within precise frequency specifications, typically requiring component values with less than 0.5 percent tolerance, in order for the existing cellular frequency bands to accommodate the expanding number of cellular users without interchannel interference.

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

OVERVIEW OF MARKETS, PRODUCTS AND STRATEGY

     Pagers, cellular telephones, personal computers and automotive electronics represent the largest end-market applications for electronic devices and circuits that are produced using ESI's systems. ESI's customers also serve a wide range of other electronic applications.

     ESI believes that it is critical that each of its products provide the customer with measurable production benefits, such as improved yield, increased throughput, greater reliability, or increased flexibility, resulting in a high return on investment. ESI also designs its production systems with a migration path for system upgrade, thereby providing its customers flexibility to add capacity or improve product performance at a reasonable incremental cost.

     ESI believes it is the leading merchant equipment supplier to three specialized markets: laser trimming, miniature capacitors test and production and memory repair. ESI also serves the machine vision and laser electronic packaging markets.

LASER TRIMMING SYSTEMS. ESI's laser trimming systems are used to tune the precise frequency of electronic circuits that receive and transmit signals in pagers, cellular telephones and other wireless devices. ESI's laser trimming systems are also used to tune automotive electronic assemblies such as engine control circuits.

     ESI's laser systems are used by manufacturers supplying the telecommunications, automotive, and consumer markets. Customers include Bosch, Delco, Ericsson, Ford, IBM, Motorola, Nippon-Denso, Philips, Siemens, Sumitomo and Vishay Intertechnology.

     The laser adjusts the electrical performance of an electrical product or assembly containing many circuits. The laser removes a precise amount of material from one or more circuits to achieve the desired electrical specification for the entire product. This process is called "functional trimming," and is performed while the product or assembly is under power. For example, in pagers, laser trimming of a few selected circuits in the product is used to tune the electrical performance of the entire product to the desired frequency specification.

     ESI's systems also adjust the electrical performance of individual devices such as film resistors, resistor networks, capacitors and hybrid circuits. Laser trimming is required because the screening process used to manufacture resistors cannot cost effectively deposit material precisely enough to provide consistent electrical values. The trimming system can also be rapidly reprogrammed to trim devices to different values, enabling the manufacturer to efficiently convert volume-produced devices of a single value into devices with a variety of values.

     The following chart summarizes the models, typical applications and key features of ESI's current laser trimming products:

- - -------------------------------------------------------------------------------
                             ESI LASER TRIMMING PRODUCTS


                                                   BEAM
                                                   ----
                                               POSITIONING   THROUGHPUT  WORK
                                               -----------  ----------   ----
                                                RESOLUTION  (TRIMS PER   AREA
                                                ----------  ----------   ----
  PRODUCT       TYPICAL APPLICATION             (MICRONS)     SECOND)   (INCHES)
  -------       -------------------             ---------     -------   --------
Model 4210  Surface mount capacitor and
            resistor trimming                    2.50           50       4 x 4
Model 977   Test intensive, thick film,
            functional trimming                  1.55           50       3 x 3
Model 960   Thick film functional trimming       1.27           50       3 x 3
Model 907   Chip resistor trimming               1.27          100       3 x 3
Model 4410  Thick/thin film functional trimming  1.01           15       3 x 3
- - -------------------------------------------------------------------------------

TEST AND PRODUCTION SYSTEMS FOR MINIATURE CAPACITORS. ESI's product offering consists of automated test, production and handling equipment for manufacture of miniature multi-layer ceramic capacitors (MLCCs) which are used in very large numbers in nearly all types of electronic circuits. Large numbers of MLCCs are used in circuits that process analog signals or operate at high frequencies such as in video products (VCRs and camcorders), voice communication products, wireless telecommunication products and computers. Principal customers for ESI's MLCC test and production equipment are Kemet, Kyocera/AVX, Murata, Philips, Samsung and TDK.

     The worldwide miniature capacitor market is estimated to be $4.5 billion (225 billion units) in 1996. Most of the leading producers are in Japan, led by Kyocera, Murata and TDK. ESI believes it is the leading merchant supplier of equipment to the MLCC industry for production of miniature capacitors. Production demands imposed by miniaturization are leading capacitor manufacturers to increasingly consider merchant equipment suppliers as an alternative to internal development of manufacturing equipment.

     As circuit sizes have shrunk, the size of commonly used miniature capacitors has also shrunk to as small as .04" x .02" x .01". These minute sizes and the high unit volumes place extraordinary demands on manufacturers. ESI's products combine high-speed, small parts handling technology with microprocessor-based systems to provide highly automated solutions for MLCC manufacturers. ESI's test and termination equipment and specialty handling tools perform a broad range of functions in the manufacturing process.

 TEST. Virtually all capacitors are tested and sorted by capacitance (electrical energy storage) and dissipation (electrical energy leakage). ESI's equipment employs high-speed handling and positioning techniques to precisely load, test and sort capacitors based upon these electrical values.

 TERMINATION. MLCCs are manufactured in a lamination process, layering conducting and insulating materials. ESI's microprocessor-based termination systems apply conductive material to the ends of surface mountable MLCCs, permitting connection of the device in a circuit.

HANDLING TOOLING. ESI offers a wide range of specialized production fixtures and tools for various stages of the manufacturing process, including a series of patented carrier plates capable of handling up to 8,000 devices per plate for termination application. The decreasing size and growing volumes of MLCCs produced cause manufacturers to continuously seek new tools and fixtures to improve throughput and handling efficiency.

     The following chart summarizes certain of ESI's current products, applications and key features:



- - -------------------------------------------------------------------------------
                    ESI MINIATURE CAPACITOR TEST AND PRODUCTION PRODUCTS



              PRODUCT                           APPLICATION                              KEY FEATURES
              -------                           -----------                              ------------
TEST SYSTEMS
Models 16A and 18                Tests capacitance, dissipation factor and        High speed rotary tester with throughput
                                 voltage capability for small (Model 18) and      of up to 50,000 parts/hour.
                                 medium (Model 16A) size MLCCs


Models 12-4 and 3001 IR          Tests insulation resistance (IR)                 High speed parallel tester with throughput of
                                 of MLCCs                                         up to 50,000 parts/hour. Model 3001 IR includes
                                                                                  automatic bulk loading.


Model 3300                       Test capacitance dissipation factor and voltage  High speed rotary tester with throughput of up
                                 capability for small and medium size MLCCs;      to 180,000 parts/hour.
                                 tests insulation resistance


TERMINATION SYSTEMS
Models 2001 and 2020             Electrical contact attachment                    Microprocessor controlled surface mount
                                 on MLCCs                                         termination system with throughput up to 130,000
                                                                                  parts/hour. Model 2020 includes an
                                                                                  integrated kiln.


Model 2007                       Electrical contact attachment                    High productivity microprocessor controlled
                                 on MLCCs                                         surface mount termination system
                                                                                  with throughput up to 470,000 parts/hour.


HANDLING TOOLING
Carrier Plates                   Plates to batch handle MLCCs for test and        Patented composite carriers to handle the full
                                   termination                                    range of MLCC sizes and up to 8,000 pieces per
                                                                                  batch.


Test Tooling                     Test fixtures for use with                       Permits precise location and positioning of
                                 ESI systems                                      MLCCs during the test operation.

- - -------------------------------------------------------------------------------

MEMORY YIELD IMPROVEMENT SYSTEMS. Memory yield improvement systems are used by nearly all manufacturers of dynamic random access memories (DRAMs) to increase production yields. Personal computers and high performance workstations are the largest market for semiconductor memory, although photocopiers, facsimile machines and telecommunications equipment represent products requiring increasing amounts of memory. Customers of ESI's memory systems include Fujitsu, Lucky Goldstar, Hitachi, Hyundai, IBM, Motorola, NEC, Samsung, Siemens, and Texas Instruments.

     The laser process used by memory device manufacturers replaces defective circuit elements with spare elements, and thereby salvages a memory device. Lower cost, higher capacity memory devices have been achieved by reducing the size of circuit elements and increasing the number of circuit elements per device, thereby requiring leading edge semiconductor processes. These processes generally result in lower manufacturing yields, especially in the early stages of producing a new generation of memory devices. Yield improvement is thus critical in the early stages of producing a new generation device.

     The primary method used by memory manufacturers to maintain and increase yield is to include extra circuit elements on each device. These "redundant" elements can then be used to replace defective elements found by test after fabrication. ESI's laser systems perform this repair by determining the optimum number and location of connections and disconnections necessary to repair the device, rapidly positioning links under the laser, and directing a laser energy pulse to cut those links to deactivate defective memory cells and activate spare cells. Redundancy is used by every significant manufacturer of DRAMs and is increasingly being used by manufacturers of other semiconductor memory devices such as static random access memories (SRAMS).

     ESI currently offers the Model 9200HT PLUS and the Model 1225HP laser processing systems for memory repair. The Model 9200HT PLUS is designed to process increasingly dense memory devices, including 16 and 64 megabit DRAMs. To accommodate the range of memory sizes, the Model 9200HT PLUS includes a programmable laser spot size feature. ESI's Model 9200HT PLUS has a guaranteed mean time between failure of better than 1,500 hours and has a raw throughput rate of 1,200 links per second. The Model 1225HP laser memory repair system utilizes patented stage plus galvanometer beam positioning to achieve 0.35 micron positioning accuracy. ESI holds the patent for the ScribeView 2 illuminator, which is used in the 1225HP and is used for optical character recognition (OCR), a vital step in the memory repair process.

     In June 1996, the Company announced the release of the new Model 9300 Laser Repair System. This system features a patented laser system technology operating at a wavelength of 1.321 microns and offers memory manufacturers using the latest advances in link material structure a method to increase yields that would not exist using other products.

VISION SYSTEMS. ESI designs and manufactures machine vision products. ESI's vision systems combine advanced computer technology, proprietary software and optical equipment to reduce application development time and provide machine vision inspection that facilitates quality products and fast throughput. The TurboHR+ vision system is integrated in ESI's laser memory repair systems and is also marketed independently to electronic and semiconductor industry customers for general purpose inspection, part position verification for manufacturing processes, wafer identification using OCR, measurement, alignment, machine guidance and assembly verification. Customers for ESI's vision products include Hewlett Packard, Motorola and Seagate.

ELECTRONIC PACKAGING SYSTEMS. ESI's advanced laser technology provides a cost effective method for forming electrical connections between layers, called vias, in a multiple layer substrate. The initial product, the Model 5000, is targeted for use in small geometry substrate production. The Model 5100, introduced in June 1996, represents the next generation and offers productivity improvement by providing the capability to drill over 10,000 vias per minute. Applications in this market include new generations of integrated circuits packages, multi chip modules, and high density circuit boards. The primary advantage of the ESI technology is the ability to process the wide variety of materials used in the electronics industry, including ceramic, traditional glass reinforced circuit boards, copper, and new organic compounds. Customers include Automata, Erricson, Sheldahl, Siemens and W.L. Gore.

SALES, MARKETING AND SERVICE

     ESI sells its products worldwide through direct sales and service offices located in or near: Boston, Dallas, Portland and San Diego in the United States; Tokyo, Nagoya, Seoul and Taipei in Asia; and Munich, London, Paris and Leiderdorp, Netherlands in Europe. ESI serves customers in approximately 30 additional countries through manufacturers representatives.

     ESI has a substantial base of installed products in use by leading worldwide electronics manufacturers. ESI emphasizes strong working relationships with these leading manufacturers in order to meet their needs for additional systems and to facilitate the successful development and sale of new products to these customers.

     ESI maintains service personnel wherever it has a significant installed base and provides service anywhere its equipment is installed. New systems are tested to ensure they meet requirements and acceptance criteria incorporated into customer orders. ESI also offers a variety of maintenance contracts and parts replacement programs.

     ESI has an OEM contract with Advantest Ltd. to supply memory yield improvement systems in Japan. Sales to Advantest amounted to 6.8%, 7.2% and 7.0% of net sales for the fiscal years 1996, 1995, and 1994. ESI maintains a presence in Korea through a wholly-owned subsidiary.

     International sales accounted for 66.8%, 70.9% and 54.7% of ESI's net sales for fiscal years 1996, 1995 and 1994.

     In fiscal year 1996, no one customer exceeded 10% of sales. One customer accounted for 12.4% and 10.8% of ESI's sales in fiscal 1995 and 1994, respectively.

BACKLOG

     Backlog consists of written purchase orders for products for which ESI has assigned shipment dates within the following twelve months. Backlog also includes written purchase orders for spare parts and service to be delivered or performed within the next twelve months. Backlog was $35 million at May 31, 1996 versus $26 million at May 31, 1995 and $8 million at May 31, 1994. ESI expects all of its existing backlog to ship within the next twelve months.

RESEARCH, DEVELOPMENT AND TECHNOLOGY

     ESI believes that its ability to compete effectively depends, in part, on whether it can maintain and expand its expertise in core technologies and product applications. The primary emphasis of ESI's research and development is to advance ESI's capabilities in:

     -    Lasers and laser/ material interaction
     -    High speed, sub-micron motion control systems
     -    Precision optics
     -    High speed, small parts handling
     -    Image processing and optical character recognition
     -    Real-time production line electronic measurement
     -    Real-time software
     -    Systems integration

     ESI's research and development expenditures for fiscal years 1996, 1995, and 1994 were $16.3 million (10.2% of net sales), $13.7 million (12.7% of net sales), and $8.9 million (12.3% of net sales), respectively. The foregoing figures do not include research and development expenditures funded by the Advanced Research Projects Agency (ARPA) of the U.S. Government described below.

     In September 1993, ESI was awarded a cost-shared contract from ARPA. Under the initial terms of the contract, ARPA provided $1 million of funding towards the development of a flat panel display laser interconnect and repair system. In March 1995 and September 1995, the contract scope of work was expanded and an additional $100,000 and $210,000, respectively, of funding was awarded. This project is consistent with ESI's technology strategy. During fiscal years 1996, 1995, and 1994 ESI received $1.2 million of funding from ARPA which offset research and development expenses.

     In addition, research and development expenditures for the year ended May 31, 1996 do not include the acquired in-process research and development expense of $6.0 million incurred in connection with the purchase price allocation of XRL, Inc.

COMPETITION

     ESI's markets are competitive. The principal competitive factors in the industry are product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. ESI believes that its products compete favorably with respect to these factors. Some of ESI's competitors have greater financial, engineering and manufacturing resources than ESI and larger service organizations. In addition, certain of ESI's customers develop, or have the ability to develop, similar manufacturing equipment. There can be no assurance that competition in ESI's markets will not intensify or that ESI's technological advantages may not be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.

     For laser trimming systems, major competitors are NEC and General Scanning. In miniature capacitor test and production equipment, ESI's competition comes mainly from manufacturers that develop systems for internal use, and in Japan, from test equipment manufactured by Tokyo Weld and Humo, among others. ESI's major competitors for memory repair systems are Nikon and General Scanning. ESI also competes with stand alone vision suppliers such as Cognex and Robotic Vision Systems, and with robotics and factory automation companies, such as Allen Bradley. There are also numerous small vision companies and captive vendors in Japan, North America and Europe.

MANUFACTURING AND SUPPLY

     ESI's laser system manufacturing operations consist of electronic subassembly, laser production and final system assembly. Principal production facilities are headquartered in Portland, Oregon. In addition to the Portland, Oregon facility, memory systems are also produced at ESI's facility in Canton, Massachusetts. Miniature capacitor test and production systems are manufactured by ESI's Palomar subsidiary near San Diego. ESI also uses qualified manufacturers to supply many components of its products.

     ESI's laser systems use high performance computers, peripherals, lasers and other components from various vendors. Some components used by ESI are obtained from a single source or a limited group of suppliers. An interruption in the supply of a particular component could require substitutions which would have a temporary adverse impact on ESI. ESI believes it has good relationships with its suppliers.

EMPLOYEES

     As of May 31, 1996, ESI employed 740 persons, including 196 in engineering, research and development, 316 in manufacturing and 138 in marketing, sales and customer service and support. Many of ESI's employees are highly skilled, and ESI's success will depend in part upon its ability to attract and retain such employees, who are in great demand. ESI has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. ESI considers its employee relations to be good.

PATENTS AND OTHER INTELLECTUAL PROPERTY

     ESI has a policy of seeking patents when appropriate on inventions relating to new products and improvements which are discovered or developed as part of ESI's on-going research, development and manufacturing activities. ESI owns 35 United States patents and has applied for 13 patents in the United States. In addition, ESI has 32 foreign patents and has applied for 37 additional foreign patents. Although ESI's patents are important, ESI believes that the success of its business depends to a greater degree on the technical competence and innovation of its employees.

     ESI relies on copyright protection for its proprietary software. ESI also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or that ESI can meaningfully protect its trade secrets.

     Some customers using certain products of ESI have received a notice of infringement from Jerome H. Lemelson, alleging that equipment used in the manufacture of semiconductor products infringes patents issued to Mr. Lemelson relating to "machine vision" or "barcode reader" technologies. Certain of these customers have notified ESI that they may be seeking indemnification from ESI for any damages and expenses resulting from this matter. One of ESI's customers has settled litigation with Mr. Lemelson, and several other customers are currently engaged in litigation involving Mr. Lemelson's patents. While ESI cannot predict the outcome of this or similar litigation or its effect upon ESI, ESI believes that it will not have a material adverse effect on its financial condition or results of operations.

ITEM 2.        PROPERTIES

The Company's executive and administrative offices, and principal laser system manufacturing facilities are located in a two-building complex located on 16 acres in Sunset Science Park, in Portland, Oregon. The buildings are owned by ESI, and contain approximately 134,000 square feet of floor space. Palomar is located in an owned 64,000 square foot plant on ten acres of land in Escondido, California.

In addition, approximately 14,000 square feet of industrial space is leased in Canton, Massachusetts. The Company also leases 7,000 square feet of office space in Portland, Oregon for its Vision Products Division and office and service space in several additional locations in the United States, and in seven foreign countries.

The Company believes its facilities are adequate to meet its current needs.


ITEM 3.        LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 1996.

ITEM 4(a):     EXECUTIVE OFFICERS OF THE REGISTRANT.


The executive officers of the Company, and their ages and positions as of May 31, 1996, are as follows:


NAME                   AGE                    POSITION
- - ----                   ---                    --------
Donald R. VanLuvanee   52    President, Chief Executive Officer and Director
Robert C. Cimino       51    Director of Human Resources
Barry L. Harmon        42    Senior Vice President and Chief Financial Officer
Jonathan C.            42    Vice President and Managing Director,
Howell                         Vision Products Division
Mark W. Klug           57    Vice President of ESI, President and
                               General Manager of Palomar Systems, Inc.
David B. Moser         49    Vice President
Larry T. Rapp          56    Vice President and Corporate Secretary
Joseph L. Reinhart     37    Director of Business Development

Joseph Z. Rivlin       61    Vice President of Sales
E. Frederick Schiele   44    Vice President of Manufacturing

Vernon R. Swearingen   56    Vice President

Edward J. Swenson      57    Senior Vice President of Technology Assessment


     Mr. VanLuvanee joined the Company in July 1992 as President, Chief Executive Officer and a Director. From July 1991 to July 1992, Mr. VanLuvanee was President, Chief Executive Officer and a Director at Mechanical Technology Inc., a supplier of contract research and development services and a manufacturer of technologically advanced equipment. From 1990 to 1991, he was President and Chief Executive Officer of BCT Spectrum, Inc., a supplier of vacuum deposition systems. From 1984 to 1990, he was President, Chief Operating Officer and a Director of Kulicke and Soffa Industries, Inc., a supplier of capital equipment and consumables to the microelectronics industry. Mr. VanLuvanee is also a Director of Micro Component Technology, Inc., a leading manufacturer of automated test handling equipment, and FEI Company, which designs, manufactures and markets focused ion beam workstations and both ion and electron emitter and focusing column components.

     Mr. Cimino joined ESI in 1993 as Director of Human Resources. Mr. Cimino was employed by Eastman Kodak prior to joining ESI. He held management positions at Kodak in human resources, customer service, sales, and real estate asset management.

     Mr. Harmon joined the Company in September 1992 and has served the Company in various financial management positions. In January 1995, he was elected Senior Vice President and Chief Financial Officer. Mr. Harmon served as a consultant to the Company in 1992 before joining the Company, and held various management positions with the Global Private Banking Group of Citibank from 1985 to 1991. He was employed by Arthur Andersen LLP from 1976 until 1983. Mr. Harmon is a licensed CPA.

     Mr. Howell joined ESI in April 1993 as Director of MIS. In June 1995, he was appointed Managing Director of the Vision Products Division. In September 1995, Mr. Howell was elected Vice President. Mr. Howell has extensive management experience from Citibank, Gulf and Western and Arthur Young & Co.

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

     Mr. Moser joined the Company in October 1991 as the General Manager of the Vision Products Division. In January 1993 Mr. Moser was appointed Director of Portland Manufacturing. In January 1994 he became a Vice President. From 1977 to 1990, Mr. Moser held various general and engineering management positions with Tektronix, Inc.

     Mr. Rapp joined the Company in 1966 and has served in various capacities in engineering. In 1982 he became the Government Relations and Patent Manager. He served as Assistant Secretary from 1988 to 1991, and in January 1992 was elected Corporate Secretary and Legal Manager. In September 1995, Mr. Rapp was elected Vice President.

     Mr. Reinhart joined ESI in 1993 as Communications and Contracts Manager and was promoted to Director of Business Development in April 1995. His experience includes finance, venture funding, mergers and acquisitions and administration in high-technology businesses.

     Mr. Rivlin, who joined the Company in 1994, was elected Vice President of
Sales in February 1995.   Prior to joining ESI, Mr. Rivlin was Vice President of
Sales and Service of Solbourne Computer, and President and CEO of XRL, Inc. He has held other management positions at GenRad, Fairchild Camera and Instrument Corp., and Veeco Instruments, Inc.

     Mr. Schiele joined ESI in 1993 as Materials Manager and assumed Portland manufacturing responsibilities in February 1994. In September 1995, Mr. Schiele was elected Vice President of Manufacturing. Previously, Mr. Schiele held senior and general management positions at Xerox, INMOS, and RTE Corporation.

     Mr. Swearingen joined the Company in November 1992 as Director of Laser Systems Business Unit and was elected Vice President in April 1993. From 1990 to 1991, Mr. Swearingen was President of Quantum Engineering, Inc., a project engineering firm, and from 1988 to 1990 he held a management position with Kulicke and Soffa Industries, Inc.

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

   PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS


COMMON STOCK PRICES/DIVIDENDS

The Company's Common Stock trades on the Nasdaq National Market under the symbol ESIO. The following table sets forth, for the fiscal quarters indicated, the high, low and closing sales prices for the Common Stock as reported on the Nasdaq National Market.


FISCAL QUARTER               1996                             1995
- - --------------               ----                             ----
                    HIGH     LOW     CLOSING        HIGH      LOW     CLOSING
                    ----     ---     -------        ----      ---     -------
1st Quarter...     $39-3/4  $24-5/8   $33-3/4      $13-3/4  $  8-5/8   $12-3/8
2nd Quarter...      41-1/2   24-1/2    28-1/2       20-1/4    12-1/4    19-3/8
3rd Quarter...      30-1/2   18-3/4    21-1/2       23-1/4    17-1/2    18-7/8
4th Quarter...      28-3/4   16-3/4    26-1/2       29-5/8    18-3/4    24-3/8

The Company has not paid any cash dividends on its Common Stock during the last five fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

The approximate number of shareholders of record at May 31, 1996 was 347.



ITEM 6.        SELECTED FINANCIAL DATA.

The information required by this item is included under "Selected Financial Data" opposite page 1 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.


FISCAL YEAR ENDED MAY 31, 1996 COMPARED TO FISCAL YEAR ENDED MAY 31,
1995

     Net sales increased 47.6% or $51.5 million. The increasing electronics content, complexity and decreasing size of consumer communication devices, automotive components and computers is directly related to the increased demand for ESI's products. Sales of semiconductor yield improvement systems more than doubled; the acquisition of XRL, Inc. in July 1995 contributed $18.9 million toward the increase in semiconductor yield improvement sales. Increased volume and more favorable product mix of capacitor manufacturing products and circuit fine tuning systems also contributed significantly to the revenue growth. ESI's emerging electronic packaging business reported modest growth.

     Gross margin increased from 52.5% for fiscal 1995 to 54.4% as a result of increased volume of semiconductor yield improvement equipment sold, increased sales of higher margin circuit fine tuning systems, and productivity improvements in the capacitor carrier plate manufacturing process.

     As a percentage of sales, selling, service and administrative expenses decreased to 25.0% from 25.5% for fiscal 1996 compared to the same period of the prior year. Selling, service and administrative expenses increased $12.2 million compared to the prior year as a result of higher selling commissions and travel associated with increased sales levels, salaries and employee profit sharing accruals.

     Research, development and engineering expenses increased $3.1 million for the year ended May 31, 1996 compared to the prior year; increased product development efforts resulted in additional project material costs and compensation related to new hires. Engineering costs associated with XRL also contributed to the increase. As a percentage of sales, research, development and engineering expenses declined to 10.2% for fiscal 1996 from 12.1% for the prior year as sales grew faster than the spending increases.

     The acquired in-process research and development expense of $6.0 million occurred in connection with the purchase price allocation of XRL, Inc. ESI obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development in process. In accordance with generally accepted accounting principles, the acquired in-process research and development was expensed during the first quarter ended August 31, 1995. The Company currently believes that these research and development efforts will result in a commercially viable product in the next twelve months, at an additional cost of $0.6 million.

     The effective tax rate of 36.5% for the year ended May 31, 1996 increased from 30.0% for the prior year as a result of utilizing tax loss and credit carryovers in fiscal 1995.

     Net income for the year ended May 31, 1996 was $16.1 million or $1.87 per share compared to $11.5 million or $1.53 per share for the prior year. Net income per share, excluding the effect of the acquired in-process research and development charge of $6.0 million, was $2.31 in fiscal 1996, a 51% increase over the prior year.

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

FINANCIAL CONDITION AND LIQUIDITY

     The Company's current sources of liquidity are existing cash and cash equivalents and marketable debt securities of $37.0 million, trade receivables of $40.0 million and a $7.0 million line of credit which has no outstanding borrowings. ESI has no long-term or bank debt and a current ratio of 6.3:1; working capital increased to $94.0 million at May 31, 1996 from $74.4 million at May 31, 1995. The capital requirements for the Company's current businesses are satisfied by existing sources. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complimentary businesses, products or technologies. The Company may require additional equity or debt financing to fund such activities, which could result in additional dilution to the Company's shareholders. On May 14, 1996, ESI announced a definitive agreement to acquire Applied Intelligent Systems, Inc. (AISI), a significant supplier of machine vision. The transaction is subject to certain closing conditions.

A SUMMARY OF CASH FLOW ACTIVITIES IS AS FOLLOWS (IN THOUSANDS):

                                                  1996      1995       1994
                                                  ----      ----       ----
CASH  FLOWS  PROVIDED BY  (USED IN):
     OPERATING ACTIVITIES..............        $ 10,888   $    96     $5,470

     INVESTING ACTIVITIES(1)...........          (4,897)  (21,456)     4,666

     FINANCING ACTIVITIES(2)...........           1,246    24,524     (4,706)
                                                -------   -------     ------
INCREASE IN CASH AND CASH
  EQUIVALENTS..........................         $ 7,237   $ 3,164     $5,430
                                                -------   -------     ------
                                                -------   -------     ------

(1) Reflects the net purchase of $17.0 million in marketable debt securities during fiscal 1995.
(2) Reflects net proceeds from stock offering in fiscal 1995.

OPERATING ACTIVITIES: Operating activities provided $10.9 million in cash. The increases in trade receivables and inventories of $5.0 million and $3.2 million, respectively, reflect the increase in sales of 47.6% during the year. In addition, an increase in shipments near year end relative to the prior year contributed to the increase in trade receivables. The decrease in accounts payable of $3.9 million is a function of an unusually high prior year balance as a result of a competitive decision to have added inventory on hand and hence higher accounts payable during the transition of the Chicago Laser
manufacturing facility from Illinois to Oregon.   The increase in income taxes
payable of $1.2 million is a function of the increased income tax provision.

INVESTING ACTIVITIES: Net cash of $4.9 million was used in investing activities primarily as a result of purchases in the amount of $3.6 million to upgrade computing resources and improve manufacturing capabilities by investing in equipment that will decrease costs and improve quality. In addition, net purchases of highly liquid marketable debt securities utilized $1.1 million.

FINANCING ACTIVITIES: Net cash of $1.2 million was generated from financing activities in the form of stock option exercises and the related tax benefit.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and semiconductor memory devices, and circuits used in wireless telecommunications equipment, including pagers and cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Several large, multinational electronics companies constituted 41.8% of the Company's fiscal 1996 sales; the loss of any of these customers would be significant.

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

     International sales accounted for 66.8% of the Company's net sales for fiscal 1996. The Company expects that international sales will continue to represent a significant percentage of net sales in the future. As a result, a significant portion of the Company's net sales will be subject to certain risks, including changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining U.S. export licenses and the difficulties of staffing and managing foreign operations.

     Most of the Company's sales transactions are based in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 15.3% of total consolidated operating expenses, equally split between Europe and Asia. Changes in the value of the local currency, as measured in U.S. dollars, will commensurably increase or decrease operating expenses.

     ESI believes that it has the product offerings and resources needed for continuing success; however, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Factors external to the company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     CONSOLIDATED BALANCE SHEETS
                               ASSETS

                                                                 MAY 31,
                                                                 -------
                                                             1996       1995
                                                             ----       ----
                                                               (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . $  18,622  $  11,385
  Securities available for sale. . . . . . . . . . . . . .    18,363     17,269
  Trade receivables, less allowance for doubtful accounts
    of $314 and $299 at May 31, 1996 and 1995. . . . . . .    39,792     33,331
  Inventories -
    Finished goods . . . . . . . . . . . . . . . . . . . .     2,979      2,091
    Work-in-process. . . . . . . . . . . . . . . . . . . .     6,188      7,225
    Raw materials and purchased parts. . . . . . . . . . .    21,000     15,566
                                                           ---------  ---------
      Total inventories. . . . . . . . . . . . . . . . . .    30,167     24,882
  Deferred income taxes. . . . . . . . . . . . . . . . . .     3,884      2,946
  Other current assets . . . . . . . . . . . . . . . . . .       819        760
                                                           ---------  ---------
    Total current assets . . . . . . . . . . . . . . . . .   111,647     90,573

PROPERTY AND EQUIPMENT, AT COST. . . . . . . . . . . . . .    38,853     36,003
  Less-Accumulated depreciation. . . . . . . . . . . . . .   (22,191)   (20,387)
                                                           ---------  ---------
    Net property and equipment . . . . . . . . . . . . . .    16,662     15,616

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .     4,216      4,409
                                                           ---------  ---------
                                                            $132,525   $110,598
                                                           ---------  ---------
                                                           ---------  ---------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . $   5,142  $   7,002
  Accrued liabilities -
    Payroll related. . . . . . . . . . . . . . . . . . . .     3,433      3,398
    Commissions. . . . . . . . . . . . . . . . . . . . . .     1,890      1,706
    Income taxes . . . . . . . . . . . . . . . . . . . . .     2,463      1,258
    Other. . . . . . . . . . . . . . . . . . . . . . . . .     4,405      1,758
                                                           ---------  ---------
    Total accrued liabilities. . . . . . . . . . . . . . .    12,191      8,120
Deferred revenue . . . . . . . . . . . . . . . . . . . . .       276      1,032
                                                           ---------  ---------
    Total current liabilities. . . . . . . . . . . . . . .    17,609     16,154
                                                           ---------  ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value; 1,000 shares
    authorized; no shares issued . . . . . . . . . . . . .        --         --
  Common stock, without par value; 40,000 shares
    authorized; 8,655 and 8,374 shares issued and
    outstanding at May 31, 1996 and 1995 . . . . . . . . .    55,790     49,762
  Retained earnings. . . . . . . . . . . . . . . . . . . .    59,126     44,682
                                                           ---------  ---------
    Total shareholders' equity . . . . . . . . . . . . . .   114,916     94,444
                                                           ---------  ---------

                                                            $132,525   $110,598
                                                           ---------  ---------
                                                           ---------  ---------

           The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME




                                                        YEAR ENDED MAY 31,
                                                        ------------------
                                                     1996      1995     1994
                                                     ----      ----     ----

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales. . . . . . . . . . . . . . . . . . . .   $159,705  $108,215  $72,550

Cost of sales. . . . . . . . . . . . . . . . . .     72,754    51,413   35,838
                                                     ------    ------   ------

  Gross margin . . . . . . . . . . . . . . . . .     86,951    56,802   36,712

Operating expenses:

  Selling, service and administrative. . . . . .     39,858    27,635   20,049

  Research, development and engineering. . . . .     16,243    13,108    8,235

  Acquired in-process research and development .      6,000        --       --
                                                      -----    ------    -----


   Total operating expenses. . . . . . . . . . .     62,101    40,743   28,284
                                                     ------    ------   ------

Operating income . . . . . . . . . . . . . . . .     24,850    16,059    8,428

Interest income (expense), net . . . . . . . . .      1,185       565     (557)

Other income (expense), net. . . . . . . . . . .       (719)     (167)   2,081
                                                      -----     -----    -----

Income before income taxes . . . . . . . . . . .     25,316    16,457    9,952

Provision for income taxes . . . . . . . . . . .      9,234     4,940    2,078
                                                      -----     -----    -----

Net income . . . . . . . . . . . . . . . . . . .   $ 16,082  $ 11,517  $ 7,874
                                                   --------  --------  -------

Net income  per share. . . . . . . . . . . . . .   $   1.87  $   1.53  $  1.23
                                                   --------  --------  -------

Weighted average number of shares
  used in computing per share amounts. . . . . .      8,606     7,510    6,414


The accompanying notes are an integral part of these statements.

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED MAY 31, 1994, 1995 AND 1996




                                                            COMMON STOCK
                                                            ------------
                                                      NUMBER OF                    RETAINED
                                                       SHARES        AMOUNT        EARNINGS        TOTAL
                                                       ------        ------        --------        -----
                                                                         (IN THOUSANDS)
 BALANCE AT MAY 31, 1993 . . . . . . . . . . . . .     6,182        $19,961        $23,989       $ 43,950
    Net income . . . . . . . . . . . . . . . . . .        --             --          7,874          7,874
    Non-employee directors stock incentive plan. .        --             25             --             25
    Stock plans:
        Employee stock purchase plan . . . . . . .         7             80             --             80
        Reduction of loans to employees. . . . . .        --             30             --             30
        Exercise of stock options. . . . . . . . .       231          1,479             --          1,479
        Tax benefit of stock options exercised . .        --            522             --            522
    Cumulative translation adjustment. . . . . . .        --             --           (413)          (413)
                                                       -----        -------        -------       --------

 BALANCE AT MAY 31, 1994 . . . . . . . . . . . . .     6,420         22,097         31,450         53,547
    Net income . . . . . . . . . . . . . . . . . .        --             --         11,517         11,517
    Non-employee directors stock incentive plan. .        --             19             --             19
    Stock plans:
        Employee stock purchase plan . . . . . . .         7            141             --            141
        Exercise of stock options. . . . . . . . .       234          1,963             --          1,963
        Tax benefit of stock options exercised . .        --          1,068             --          1,068
    Shares issued for acquisition of Chicago Laser       333          1,939             --          1,939
    Shares issued in stock offering. . . . . . . .     1,380         22,535             --         22,535
    Change in unrealized gain on investments . . .        --             --             60             60
    Cumulative translation adjustment. . . . . . .        --             --          1,655          1,655
                                                       -----        -------        -------       --------

 BALANCE AT MAY 31, 1995 . . . . . . . . . . . . .     8,374         49,762         44,682         94,444
    Net income . . . . . . . . . . . . . . . . . .        --             --         16,082         16,082
    Stock plans:
        Employee stock purchase plan . . . . . . .        11            223             --            223
        Exercise of stock options. . . . . . . . .        74            483             --            483
        Tax benefit of stock options exercised . .        --            540             --            540
    Shares issued for acquisitions . . . . . . . .       196          4,782             --          4,782
    Change in unrealized loss on investments . . .        --             --            (42)           (42)
    Cumulative translation adjustment. . . . . . .        --             --         (1,596)        (1,596)
                                                       -----        -------        -------       --------

 BALANCE AT MAY 31, 1996 . . . . . . . . . . . . .     8,655        $55,790        $59,126       $114,916
                                                       -----        -------        -------       --------
                                                       -----        -------        -------       --------




           The accompanying notes are an integral part of these statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED MAY 31,
                                                        ------------------
                                                     1996      1995      1994
                                                     ----      ----      ----
                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . $16,082   $11,517    $7,874
  Aquired in-process research and development. . .   6,000        --        --
  Depreciation and amortization. . . . . . . . . .   2,759     2,618     2,261
  (Gain) loss on sale of property and equipment. .      --      (433)      142
  Deferred income taxes. . . . . . . . . . . . . .    (770)   (1,626)       --
  Gain on sale of product lines. . . . . . . . . .      --        --    (2,623)
  Stock compensation agreement . . . . . . . . . .      --        19        25
  (Increase) decrease in trade receivables . . . .  (5,036)  (15,575)    3,920
  Increase in inventories. . . . . . . . . . . . .  (3,153)   (2,858)   (3,670)
  Decrease (increase) in other current assets. . .      15      (347)       24
  (Decrease) increase in accounts payable and
    accrued liabilities. . . . . . . . . . . . . .  (2,657)    4,293    (2,015)
  Deferred revenue . . . . . . . . . . . . . . . .    (756)      833       (55)
  Effect of exchange rates on operating accounts .  (1,596)    1,655      (413)
                                                   -------   -------    ------

  Net cash provided by operating activities. . . .  10,888        96     5,470
                                                   -------   -------    ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of XRL subsidiary, net of cash
    acquired (1) . . . . . . . . . . . . . . . . .    (492)       --        --
  Purchase of Chicago Laser subsidiary, net of
    cash acquired (2). . . . . . . . . . . . . . .      --      (707)       --
  Purchase of property and equipment . . . . . . .  (3,635)   (2,989)   (2,149)
  Proceeds from the sale of property and
    equipment. . . . . . . . . . . . . . . . . . .      --       648     2,077
  Purchase of securities . . . . . . . . . . . . . (30,986)  (20,950)       --
  Proceeds from sales of securities and
    maturing securities. . . . . . . . . . . . . .  29,850     4,000        --
  Proceeds from sales of product lines . . . . . .      --        --     4,843
  Decrease (increase) in other assets. . . . . . .     366    (1,458)     (105)
                                                   -------   -------    ------

  Net cash (used in) provided by investing
    activities . . . . . . . . . . . . . . . . . .  (4,897)  (21,456)    4,666
                                                   -------   -------    ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to retire long-term debt. . . . . . . .      --      (768)   (6,358)
  Reduction of notes payable (3) . . . . . . . . .      --      (415)     (459)
  Proceeds from stock offering . . . . . . . . . .      --    22,535        --
  Proceeds from exercise of stock options
    and stock plans and related tax benefits . . .   1,246     3,172     2,111
                                                   -------   -------    ------

  Net cash provided by (used in)
    financing activities . . . . . . . . . . . . .   1,246    24,524    (4,706)
                                                   -------   -------    ------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . .   7,237     3,164     5,430
CASH AND CASH EQUIVALENTS AT JUNE 1. . . . . . . .  11,385     8,221     2,791
                                                   -------   -------    ------
CASH AND CASH EQUIVALENTS AT MAY 31. . . . . . . . $18,622   $11,385    $8,221
                                                   -------   -------    ------
                                                   -------   -------    ------
           The accompanying notes are an integral part of these statements.

(1)  Acquisition of the XRL subsidiary:

     Assets less liabilities acquired, net of cash acquired . . .     $(5,073)
     Issuance of common stock . . . . . . . . . . . . . . . . . .       4,581
                                                                      -------
     Net cash used to acquire business. . . . . . . . . . . . . .     $  (492)


(2)  Acquisition of the Chicago Laser subsidiary:

     Assets less liabilities acquired, net of cash acquired . . .     $(2,646)
     Issuance of common stock . . . . . . . . . . . . . . . . . .       1,939
                                                                      -------
     Net cash used to acquire business. . . . . . . . . . . . . .     $  (707)

(3) For the year ended May 31, 1995, this included debt acquired in August 1994 related to the Chicago Laser acquisition which was subsequently paid off in August 1994.

(4) Cash payments for interest were not significant in 1996 and 1995. In 1994, cash payments for interest were $654.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

BUSINESS ENVIRONMENT

     The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries (the Company), all of which are wholly owned. The Company designs and manufactures sophisticated products used around the world in electronics manufacturing including: laser manufacturing systems for semiconductor yield improvement, production and test equipment for the manufacture of surface mount ceramic capacitors, circuit fine tuning systems, precision laser electronic packaging systems and machine vision systems. The Company serves the global electronics market from its headquarters in Portland, Oregon and through subsidiaries located in the United States, Europe and Asia.

CONCENTRATIONS OF CREDIT RISK

     The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, securities held for sale, trade receivables and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. The Company places its investments with high credit quality financial institutions and limits the credit exposure from any one institution or instrument. To date, the Company has not experienced losses on any of these investments. The Company sells a significant portion of its products to a small number of electronics manufacturers: 41.8% of fiscal 1996 revenues were derived from ten customers. The Company's operating results could be adversely affected if the financial condition and operations of these key customers deteriorate substantially.

CONCENTRATIONS OF OTHER RISKS

     The Company's operations involve a number of other risks and uncertainies including but not limited to the cyclicality of the electronics market, rapidly changing technology, international operations and hedging exposures. Refer to Management's Discussion and Analysis for additional commentary.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences could be material to the financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made in the accompanying consolidated financial statements for 1994 and 1995 to conform with the 1996 presentation.

REVENUE RECOGNITION

     The Company recognizes revenue at the time of shipment except for contracts related to complex equipment built to a buyer's specifications. Revenue from these contracts is recognized on the percentage-of-completion method.

PRODUCT WARRANTY

     The Company generally warrants its systems for a period of up to 12 months for material and labor to repair and service the system. A provision for the estimated cost related to warranty is recorded upon shipment.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

TAXES ON INCOME

     Deferred income taxes have not been provided on unremitted earnings of foreign subsidiaries as the Company believes any U.S. tax on such earnings would be substantially offset by associated foreign tax credits.

NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares and common stock equivalents (stock options) outstanding, if significant.

CASH EQUIVALENTS

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

FOREIGN CURRENCY TRANSLATION

     The Company accounts for foreign currency translation in accordance with Statement of Financial Accounting Standards No. 52. The total cumulative translation adjustment included in retained earnings is $429, $2,025 and $370 at May 31, 1996, 1995 and 1994, respectively. Foreign currency transaction gains were $380 for the year ended May 31, 1996, and losses of $227 and $22 for the years ended May 31, 1995 and 1994, respectively. These amounts are included in other income (expense) in the accompanying Consolidated Statements of Income.


SALES OF PRODUCT LINES

     During the second quarter of fiscal year 1994, the Company sold the product lines and certain assets of the MSI Material Division of its wholly owned subsidiary Palomar Systems, Inc., to Ferro Corporation of Cleveland, Ohio. The proceeds of $4,000 were received in cash and the funds were used to reduce the current portion of long term debt and other short term debt. A gain of $2,100 from the sale of these product lines was reflected in other income (expense) in the accompanying Consolidated Statements of Income.

     During the fourth quarter of fiscal year 1994, the Company sold its electronic calibration standards and measurement instrument product lines to Tegam, Inc. of Geneva, Ohio. The proceeds included cash and notes of $800 and potential royalties on future sales of the products. The agreement also provided for future sales of consigned inventory. A gain of $500 from the sale of these product lines is included in other income (expense) in the accompanying Consolidated Statements of Income.

PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                  MAY 31,
                                                  -------
                                             1996           1995
                                             ----           ----
     Land .........................         $ 3,419        $ 3,419
     Buildings and improvements....          12,957         12,588
     Machinery and equipment.......          22,135         19,493
     Construction in progress.....              342            503
                                            -------        -------
                                            $38,853        $36,003
                                            -------        -------
                                            -------        -------

     In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires an assessment of impairment of long-lived assets under certain conditions and recognition of loss in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In such instances a loss would be recorded based on the fair market value of the applicable asset. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

LINE OF CREDIT

     The Company has a short-term revolving line of credit with a large foreign bank totaling $7,000. This line expires in September 1996. Management expects to renew the revolver under similar terms or secure alternate financing. At the Company's option, the interest rate is either prime or LIBOR plus 1.25 percent. There were no borrowings outstanding under the line at anytime during fiscal 1996.

EMPLOYEE BENEFIT PLANS

     The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting For Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting For Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB
25. Accordingly, the Company has elected to provide detailed disclosures in lieu of adoption. SFAS 123 is not expected to have any impact on the Company's financial position or results of operations.

     The Company has an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. The Company contributed $462, $334 and $255 to the plan for the years ended May 31, 1996, 1995 and 1994, respectively.

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

     The net deferred tax asset as of May 31, 1996 and May 31, 1995 consists of the following tax effects relating to temporary differences and carryforwards:


                                                                 MAY 31,
                                                                 -------
                                                            1996         1995
                                                            ----         ----
  Deferred tax assets:
    Inventory valuation. . . . . . . . . . . . . .         $1,129       $1,617
    Vacation pay . . . . . . . . . . . . . . . . .            560          426
    Warranty costs . . . . . . . . . . . . . . . .            350          314
    Accrued compensation . . . . . . . . . . . . .            392          202
    Deferred revenue . . . . . . . . . . . . . . .             89          275
    Other. . . . . . . . . . . . . . . . . . . . .             38          389
                                                           ------       ------
                                                            2,558        3,223
    Tax loss and credit carryforwards. . . . . . .          1,874          185
                                                           ------       ------
      Total deferred tax assets. . . . . . . . . .          4,432        3,408
       Less deferred tax liabilities . . . . . . .            548          462
                                                           ------       ------
 Net deferred tax asset. . . . . . . . . . . . . .         $3,884       $2,946
                                                           ------       ------
                                                           ------       ------

     At May 31, 1996, there was a net operating loss carryforward of $4,511 available for U.S. federal income tax purposes. These losses were acquired as part of the XRL acquisition and expire through 2008.

     During fiscal 1995 the net change in the valuation allowance was a reduction of $2,413, which results from continued profitability and a realization in fiscal 1995 of significant tax loss and credit carryforwards.

     The components of income before income taxes and the provision for income taxes are as follows:

                                                       YEAR ENDED MAY 31,
                                                       ------------------
                                                    1996      1995      1994
                                                    ----      ----      ----
  Income before income taxes:
     Domestic  . . . . . . . . . . . . . . . .    $ 23,679   $13,369   $ 9,788
     Foreign   . . . . . . . . . . . . . . . .       1,637     3,088       164
                                                  --------   -------   -------

                                                  $ 25,316   $16,457   $ 9,952
                                                  --------   -------   -------
                                                  --------   -------   -------
  Provision for income taxes:
     Current:
       Federal and State . . . . . . . . . . .    $  8,577   $ 3,762   $ 1,119
       Foreign . . . . . . . . . . . . . . . .         887     1,736       437
                                                  --------   -------   -------

                                                     9,464     5,498     1,556
       Deferred. . . . . . . . . . . . . . . .        (770)   (1,626)       --
       Income tax effect of stock options
         exercised                                     540     1,068       522
                                                  --------   -------   -------

     Total provision for income taxes. . . . .    $  9,234   $ 4,940   $ 2,078
                                                  --------   -------   -------
                                                  --------   -------   -------

     In accordance with SFAS 109, the tax benefit related to stock option exercises has been recorded as an increase to Common Stock rather than a reduction to the provision for income taxes.

     A reconciliation of the provision for income taxes at the federal statutory income tax rate to the provision for income taxes as reported is as follows:

                                                       YEAR ENDED MAY 31,
                                                       ------------------
                                                    1996      1995      1994
                                                    ----      ----      ----

    Provision computed at federal
     statutory rate. . . . . . . . . . . . . .      $8,861    $5,595    $3,384
    Higher than U.S. tax rates in foreign
     jurisdictions . . . . . . . . . . . . . .         314       687       256
    Foreign operating losses with no tax benefits       --        66       307
    Impact of U.S. tax loss and credit
     carryforwards utilization . . . . . . . .        (434)   (1,236)   (2,232)
    Revision of prior year estimates . . . . .          --        --       274
    Impact of state taxes. . . . . . . . . . .         711       273       101
    Benefit of foreign sales corporation
     (FSC) . . . . . . . . . . . . . . . . . .        (137)     (217)       --
    Other, net . . . . . . . . . . . . . . . .         (81)     (228)      (12)
                                                    ------    ------    ------
                                                    $9,234    $4,940    $2,078
                                                    ------    ------    ------
                                                    ------    ------    ------


     Consolidated income tax payments amounted to $7,968, $4,388 and $1,663 for the years ended May 31, 1996, 1995 and 1994, respectively.

COMMITMENTS AND CONTINGENCIES

     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to manage well defined foreign currency risks: the Company enters into forward exchange contracts to hedge the value of accounts receivable denominated in a foreign currency. Foreign exchange contracts have gains and losses that are recognized at the settlement date. At May 31, 1996 and 1995, the Company had forward exchange contracts totaling $7,460 and $6,863, respectively. These contracts generally mature in less than one year and the counterparty is a large, widely recognized international bank; therefore, risk of credit loss as a result of nonperformance by the bank is minimal. The use of derivatives does not have a significant effect on the Company's results of operations or its financial position.

     The Company leases equipment and office space under operating leases which are non-cancelable and expire on various dates through 2002. Rental expense was $1,495, $1,402 and $1,050 for the years ended May 31, 1996, 1995 and 1994, respectively. The aggregate minimum commitment for rentals under operating leases beyond May 31, 1996 is not significant.

     The Company is a party to various legal proceedings. Management believes that the outcome of such proceedings will not have a material effect on the business, financial position or results of operations of the Company.


SECURITIES AVAILABLE FOR SALE

     In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company classifies its marketable debt securities as Securities Available for Sale in the accompanying Consolidated Balance Sheets. The fair market value of these securities at May 31, 1996 and 1995 is $18,363 and $17,269, respectively. All of the Company's marketable debt securities are invested in high-credit quality tax advantaged securities with maturities of less than one year from the date of purchase; the amortized cost of these securities is $18,345 and $17,209 at May 31, 1996 and 1995, respectively.

     During fiscal 1996 and 1995, proceeds of $29,850 and $4,000, respectively, resulted from the sales or maturities of securities; there were no realized gains or losses associated with these sales or maturities.

SHAREHOLDER RIGHTS PLAN

     In May 1989, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to holders of record on June 23, 1989. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $55, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. If these specified events occur, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock (or, in certain circumstances, other assets of the Company) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on May 12, 1999 and may be redeemed by the Company for $0.01 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.


STOCK PLANS

     The Company has stock option plans for officers and employees. Awards under the stock option plans are determined by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in connection with options, although no options have been granted that include stock appreciation rights. Option prices are at fair market value at the date of the grant and all expire ten years from the date of grant.

     The following table summarizes activity in plans for the years ended May 31, 1994, 1995 and 1996:

                                                     OPTIONS OUTSTANDING
                                                     -------------------
                                                   SHARES     PRICE PER SHARE
                                                   ------     ---------------
   BALANCE AT MAY 31, 1993 . . . . . . . . . .     737,821  $ 2.63 -    $14.50
     Granted . . . . . . . . . . . . . . . . .     257,660    9.88 -     10.50
     Exercised . . . . . . . . . . . . . . . .    (231,395)   3.50 -     16.13
     Canceled or expired . . . . . . . . . . .     (44,503)   3.50 -     13.88
                                                   -------  ------      ------
   BALANCE AT MAY 31, 1994 . . . . . . . . . .     719,583  $ 2.63 -    $14.50
     Granted . . . . . . . . . . . . . . . . .     220,367   10.50 -     24.00
     Exercised . . . . . . . . . . . . . . . .    (233,780)   2.63 -     14.25
     Canceled or expired . . . . . . . . . . .     (30,862)   3.50 -     14.25
                                                   -------  ------      ------
   BALANCE AT MAY 31, 1995 . . . . . . . . . .     675,308  $ 2.63 -    $24.00
     Granted . . . . . . . . . . . . . . . . .     276,904   18.00 -     39.38
     Exercised . . . . . . . . . . . . . . . .     (73,510)   2.63 -     24.00
     Canceled or expired . . . . . . . . . . .     (43,806)   3.50 -     33.00
                                                   -------  ------      ------
   BALANCE AT MAY 31, 1996 . . . . . . . . . .     834,896  $ 2.63 -    $39.38
                                                   -------  ------      ------
                                                   -------  ------      ------

  Options exercisable at May 31, 1996. . . . .     260,482  $ 2.63 -    $24.00
     Options available for grant at
       May 31, 1996. . . . . . . . . . . . . .     320,410

     The Company has an employee stock purchase plan which allows qualified employees to direct up to 15% of monthly base pay for purchases of stock. The purchase price for shares purchased under the Plan is 85% of the fair market value of stock on the purchase date.


GEOGRAPHIC REPORTING

     The Company operates in the capital equipment segment of the electronics industry with geographic operations in the United States, Europe and Asia. Transfers between geographic areas are made at prevailing market prices. Operating income is total revenue less operating expenses. In computing operating income, none of the following items have been added or deducted: interest income (expense), other income (expense) or the provision for income taxes. Identifiable assets are those assets of the Company that are identified with the operations in each geographic location. Corporate assets are primarily cash and cash equivalents and securities available for sale.

     Export sales included in United States sales to unaffiliated customers for the years ended May 31, 1996, 1995 and 1994 were as follows:

                                        EUROPE      ASIA     TOTAL
                                        ------      ----     -----
 May 31, 1996 . . . . . . . . . . .     $1,532    $64,446   $65,978
 May 31, 1995 . . . . . . . . . . .      3,741     33,890    37,631
 May 31, 1994 . . . . . . . . . . .        853     15,234    16,087

     In fiscal year 1996, there were no sales to any one customer in excess of 10% of consolidated net sales. During fiscal 1995 and 1994, one customer accounted for 12.4% and 10.8%, respectively, of consolidated net sales.

     The following data represents segment information for the years ending May 31:


                                                                                                         ADJUSTMENTS
                                                              UNITED                                         AND
                                                              STATES           EUROPE        ASIA       ELIMINATIONS  CONSOLIDATED
                                                              ------           ------        ----       ------------  ------------
1996
- - ----
Sales to unaffiliated customers. . . . . . . . . . . .       $ 119,064        $18,329       $ 22,312      $      --   $ 159,705
Transfers between geographic areas . . . . . . . . . .          28,009              8            543        (28,560)         --
                                                             ---------        -------       --------      ---------    ---------
Total revenue. . . . . . . . . . . . . . . . . . . . .       $ 147,073        $18,337       $ 22,855      $ (28,560)  $ 159,705
                                                             ---------        -------       --------      ---------    ---------
                                                             ---------        -------       --------      ---------    ---------
Operating income(1). . . . . . . . . . . . . . . . . .       $  22,861        $   260       $  1,965      $    (236)   $  24,850
                                                             ---------        -------       --------      ---------    ---------
                                                             ---------        -------       --------      ---------    ---------
Identifiable assets at May 31, 1996. . . . . . . . . .       $  99,442        $ 8,624       $  8,049      $ (20,575)   $  95,540
                                                             ---------        -------       --------      ---------
                                                             ---------        -------       --------      ---------
Corporate assets . . . . . . . . . . . . . . . . . . .                                                                    36,985
                                                                                                                       ---------
Total assets at May 31, 1996 . . . . . . . . . . . . .                                                                 $ 132,525
                                                                                                                       ---------
                                                                                                                       ---------

1995
- - ----
Sales to unaffiliated customers. . . . . . . . . . . .       $  69,168        $15,869       $ 23,178      $      --   $ 108,215
Transfers between geographic areas . . . . . . . . . .          24,631              9            434        (25,074)         --
                                                             ---------        -------       --------      ---------    ---------
Total revenue. . . . . . . . . . . . . . . . . . . . .       $  93,799        $15,878       $ 23,612      $ (25,074)   $ 108,215
                                                             ---------        -------       --------      ---------    ---------
                                                             ---------        -------       --------      ---------    ---------
Operating income . . . . . . . . . . . . . . . . . . .       $  12,415        $   791       $  2,605      $     248    $  16,059
                                                             ---------        -------       --------      ---------    ---------
                                                             ---------        -------       --------      ---------    ---------
Identifiable assets at May 31, 1995. . . . . . . . . .       $  82,774        $ 7,994       $ 10,922      $ (19,746)   $  81,944
                                                             ---------        -------       --------      ---------
                                                             ---------        -------       --------      ---------
Corporate assets . . . . . . . . . . . . . . . . . . .                                                                    28,654
                                                                                                                       ---------
Total assets at May 31, 1995 . . . . . . . . . . . . .                                                                 $ 110,598
                                                                                                                       ---------
                                                                                                                       ---------
1994
- - ----
Sales to unaffiliated customers. . . . . . . . . . . .       $  48,947        $ 7,910       $ 15,693      $      --   $  72,550
Transfers between geographic areas . . . . . . . . . .          14,817             --            189        (15,006)         --
                                                             ---------        -------       --------      ---------    ---------
Total revenue. . . . . . . . . . . . . . . . . . . . .       $  63,764        $ 7,910       $ 15,882      $ (15,006)   $  72,550
                                                             ---------        -------       --------      ---------    ---------
                                                             ---------        -------       --------      ---------    ---------
Operating income (loss). . . . . . . . . . . . . . . .       $   8,130        $  (825)      $  1,055      $      68    $   8,428
                                                             ---------        -------       --------      ---------    ---------
                                                             ---------        -------       --------      ---------    ---------
Identifiable assets at May 31, 1994. . . . . . . . . .       $  53,650        $ 2,620       $  6,390      $  (8,515)   $  54,145
                                                             ---------        -------       --------      ---------
                                                             ---------        -------       --------      ---------
Corporate assets . . . . . . . . . . . . . . . . . . .                                                                     8,221
                                                                                                                       ---------
Total assets at May 31, 1994 . . . . . . . . . . . . .                                                                 $  62,366
                                                                                                                       ---------
                                                                                                                       ---------



(1) Includes the $6.0 million in-process research and development charge associated with the acquisition of XRL, Inc.

ACQUISITIONS

XRL, INC. AND OTHER

    In July 1995, the Company acquired all of the outstanding stock of XRL, Inc., a privately held company based in Canton, Massachusetts. XRL provides capital equipment for semiconductor yield improvement. The preliminary purchase consideration consisted of 207 shares of ESI stock. These shares were subsequently reduced by 28 shares due to stock repurchases and price adjustments provided for by the agreement. The transaction was accounted for as a purchase.

    In connection with the purchase price allocation, the Company obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development projects in process. The development of these projects had not reached technological feasibility and the technology has no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development of $6.0 million was charged to expense during the quarter ended August 31, 1995 and is reflected in the accompanying Consolidated Statements of Income.

    Pro-forma combined income statement data for the years ended May 31, 1996 and 1995 was not materially different from results presented in the accompanying Consolidated Statements of Income.

    The Company acquired certain assets of one other company during fiscal 1996; the acquisition was not significant to the financial position or results of operations of the Company.


CHICAGO LASER SYSTEMS, INC.

    On August 12, 1994, the Company acquired the stock of Chicago Laser Systems, Inc. ("Chicago Laser"), a privately held company based in Des Plaines, Illinois. The transaction was completed on August 12, 1994. The purchase consideration consists of $1,280 in cash and 333 shares of the Company's stock. The transaction was accounted for as a purchase.

    The Company has recorded the acquisition at the estimated fair value of the assets acquired and liabilities assumed including the recognition of deferred tax assets of $1,320. The following pro forma combined income statement data for the year ended May 31, 1994 was prepared as if the acquisition had occurred at the beginning of the period. The impact of combining the pro forma information from June 1 through August 12, 1994 with the historical results of operations of the Company for the year ended May 31, 1995 was not significant.

                                       PRO FORMA COMBINED
                                       STATEMENT OF INCOME
                                       -------------------
                                           (UNAUDITED)

                                     YEAR ENDED MAY 31, 1994
                                     -----------------------
              Net sales                     $82,372
              Net income                      7,493
              Net income per share             1.11


Chicago Laser's fiscal year end was October 31. The above proforma data has been prepared by adjusting Chicago Laser's income statement data so that it is within one month of ESI reported amounts.

PENDING MERGER

    On May 14, 1996, the Company announced the signing of a definitive agreement to merge with Applied Intelligent Systems, Inc. (AISI), a privately
held company based in Ann Arbor, Michigan.   AISI provides machine vision
solutions for automated process control and visual inspection; its products are primarily used in the semiconductor and electronics industries to assemble computer chips and electronic printed circuit boards. The closing of the transaction is subject to completion of certain closing conditions.




QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)


YEAR ENDED MAY 31, 1996   1ST         2ND         3RD         4TH
- - ----------------------- QUARTER     QUARTER     QUARTER     QUARTER     TOTAL
                         -------     -------     -------     -------     -----
Net sales. . . . .      $35,975     $40,836     $41,626     $41,268  $159,705
Gross margin . . .       19,208      22,113      22,592      23,038    86,951
Net income . . . .          540(1)    4,881       5,244       5,417    16,082
Net income per share    $  0.06     $  0.57     $  0.61     $  0.63  $   1.87

YEAR ENDED MAY 31, 1995   1ST         2ND         3RD         4TH
- - -----------------------  QUARTER     QUARTER     QUARTER     QUARTER     TOTAL
                         -------     -------     -------     -------     -----
Net sales. . . . .      $21,006     $24,803     $29,398     $33,008  $108,215
Gross margin . . .       10,832      13,357      15,606      17,007    56,802
Net income . . . .        2,200       2,583       3,176       3,558    11,517
Net income per share    $  0.33     $  0.36     $  0.39     $  0.43  $   1.53(2)


(1) Includes the $6.0 million in-process research and development charge associated with the acquisition of XRL, Inc.

(2) For fiscal year 1995, the quarterly net income per share amounts do not add up to $1.53 because of changes in average shares outstanding due to the acquisition of Chicago Laser Systems, Inc. in the first quarter and a stock offering in the second quarter.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Electro Scientific Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Portland, Oregon
July 3, 1996

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

Information with respect to executive officers of the Company is included under
Item 4(a) of Part I of this Report.  The information required to be included for
Item 405 of Regulation S-K for 1996 is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included under "Board Compensation," "Executive Compensation" (excluding the performance graph) and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

(a)  Financial Statements and Schedules.

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated.



Electro Scientific Industries, Inc.
and Subsidiaries:                                          Page
                                                           ----
     Consolidated Balance Sheets as of
          May 31, 1996 and 1995                             19
     Consolidated Statements of
          Income for the Years Ended
          May 31, 1996, 1995, and 1994                      20
     Consolidated Statements of
          Shareholders' Equity for the Years Ended
          May 31, 1996, 1995, and 1994                      21
     Consolidated Statements of
          Cash Flows for the Years Ended
          May 31, 1996, 1995, and 1994                      22
     Notes to Consolidated Financial Statements             24-35
     Report of Independent Public Accountants               36


All schedules are omitted as the required information is inapplicable or not significant.

(a)(3)  Exhibits.

     3-A. Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

     3-B. Bylaws of the Company. Incorporated by reference to Exhibit 3-B of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

     4-A. Rights Agreement, dated as of May 12, 1989, between the Company and United States National Bank of Oregon relating to rights issued to all holders of Company Common Stock. Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated May 12, 1989.

     10-A. ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1986. (1)

     10-B.     ESI 1989 Stock Option Plan, as amended. (1)

     10-C. Form of Indemnity Agreement between the Company and each of its Directors. Incorporated by reference to Appendix C to the Company's definitive Proxy Statement for its 1986 Annual Meeting of Shareholders. (1)

     10-D. Form of Severance Agreement between the Company and each of its executive officers. Incorporated by reference to Exhibit 10-H of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992. (1)

     11.       Statement of Calculation of Earnings Per Share.

     13. Portion of the 1996 Annual Report to Shareholders that is incorporated herein by reference.

     21.       Subsidiaries of the Company.

     23.       Consent of Independent Public Accountants.

     27.       Financial Data Schedule.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of fiscal year 1996.


- - ---------------
(1)  Management contract or compensatory plan or arrangement.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 22, 1996                    ELECTRO SCIENTIFIC INDUSTRIES, INC.

                                        By /s/ Donald R. VanLuvanee
                                          ---------------------------------
                                        Donald R. VanLuvanee
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 22, 1996.

Signature                                              Title

(1)  Principal Executive, Financial and
     Accounting Officers

/s/ Donald R. VanLuvanee                     President and Chief Executive
- - -----------------------------------                    Officer
Donald R. VanLuvanee

/s/ Barry L. Harmon                          Senior Vice President and Chief
- - -----------------------------------                 Financial Officer
Barry L. Harmon

(2)  Directors

/s/ David F. Bolender                        Chairman of the Board
- - -----------------------------------
David F. Bolender

/s/ Douglas C. Strain                        Vice Chairman of the Board
- - -----------------------------------
Douglas C. Strain

/s/ Larry L. Hansen                          Director
- - -----------------------------------
Larry L. Hansen

/s/ W. Arthur Porter                         Director
- - -----------------------------------
W. Arthur Porter

/s/ Vernon B. Ryles                          Director
- - -----------------------------------
Vernon B. Ryles

/s/ Keith L. Thomson                         Director
- - -----------------------------------
Keith L. Thomson

                                    EXHIBIT INDEX

  EXHIBIT NO.            EXHIBIT DESCRIPTION

     3-A.         Restated Articles of Incorporation of the Company.
                  Incorporated by reference to Exhibit 3-A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

     3-B.         Bylaws of the Company.  Incorporated by reference to
                  Exhibit 3-B of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

     4-A Rights Agreement, dated as of May 12, 1989, between the Company and United States National Bank of
                  Oregon relating to rights issued to all holders of Company Common Stock. Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated May 12, 1989.

     10-A. ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company's Annual
                  Report on Form 10-K for the fiscal year ended May 31, 1986.

     10-B.        ESI 1989 Stock Option Plan, as amended.

     10-C. Form of Indemnity Agreement between the Company and each of its Directors. Incorporated by reference to Appendix C to the Company's definitive Proxy Statement for its 1986 Annual Meeting of Shareholders.

     10-D. Form of Severance Agreement between the Company and each of its executive officers. Incorporated by reference to
                  Exhibit 10-H of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

     11.          Statement of Calculation of Earnings Per Share.

     13. Portion of the 1996 Annual Report to Shareholders that is incorporated herein by reference.

     21.          Subsidiaries of the Company.

     23.          Consent of Independent Public Accountants.

     27.          Financial Data Schedule.