Form 10-Q
period 1996-08-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1996-10-11
CIK 726514

                                                                       Page 1/15


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

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996 OR

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


                                    (503) 641-4141



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                       -----     ---
AS OF AUGUST 31, 1996 THERE WERE 8,662,675 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

                                                                       Page 2/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                    EXHIBIT INDEX


Part I.  Financial Information

                                                                 Page No.
                                                                 --------

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets                               3-4
         August 31, 1996 and May 31, 1996

         Consolidated Statements of Income                           5
         Three Months ended
         August 31, 1996 and August 31, 1995

         Consolidated Statements of Cash Flows                     6-7
         Three Months ended
         August 31, 1996 and August 31, 1995

         Notes to Consolidated Financial Statements                8-9

Item 2.  Management's Discussion and Analysis of Financial       10-12
         Condition and Results of Operations

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders     13-14

    Signature                                                       15

                                                                       Page 3/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEETS
                                (Thousands of dollars)


ASSETS                                      August 31, 1996*        May 31, 1996
------                                      ---------------         ------------

CURRENT ASSETS:
    Cash and cash equivalents                $  18,819              $  18,622
    Securities available for sale               17,119                 18,363
    Trade receivables, net                      41,700                 39,792
    Inventories                                 33,827                 30,167
    Deferred income taxes                        3,884                  3,884
    Other current assets                         1,027                    819
                                              --------               --------

         Total current assets                  116,376                111,647
                                              --------               --------

PROPERTY AND EQUIPMENT, AT COST                 39,527                 38,853
    Less - Accumulated depreciation            (22,917)               (22,191)
                                              --------               --------

         Net property and equipment             16,610                 16,662
                                              --------               --------

OTHER ASSETS                                     3,613                  4,216
                                              --------               --------

                                              $136,599               $132,525
                                              --------               --------
                                              --------               --------

           The accompanying notes are an integral part of these statements.

* Unaudited

                                                                       Page 4/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                (Thousands of dollars)



LIABILITIES AND
----------------
SHAREHOLDERS' EQUITY                        AUGUST 31, 1996*        MAY 31, 1996
--------------------                        ---------------         ------------


CURRENT LIABILITIES:
  Accounts payable                            $  6,219               $  5,142
  Accrued liabilities:
      Payroll related                            3,040                  3,433
      Commissions                                1,794                  1,890
      Income taxes                               3,120                  2,463
      Other                                      2,918                  4,681
                                              --------               --------
        Total accrued liabilities               10,872                 12,467
                                              --------               --------

Total current liabilities                       17,091                 17,609
                                              --------               --------


SHAREHOLDERS' EQUITY:

  Preferred stock, without par value;
    1,000,000 shares authorized, no shares
    issued                                          --                     --
  Common stock, without par value; Authorized:
    40,000,000 shares; Outstanding:
    8,662,675, and 8,655,408 respectively       55,919                 55,790
  Retained earnings                             63,589                 59,126
                                              --------               --------
  Total shareholders' equity                   119,508                114,916
                                              --------               --------

                                              $136,599               $132,525
                                              --------               --------
                                              --------               --------


           The accompanying notes are an integral part of these statements.


* Unaudited

                                                                       Page 5/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands except per share)


                                        Three Months Ended* Three Months Ended*
                                          August 31, 1996     August 31, 1995
                                          ---------------     ---------------
Net sales                                      $34,856             $35,975

Cost of sales                                   15,044              16,767
                                              --------            --------

  Gross margin                                  19,812              19,208
                                              --------            --------

Operating expenses:
  Selling, service and administrative            8,870               8,802
  Research, development and engineering          4,201               3,907
  Acquired in-process research and development      --               6,000
                                              --------            --------

    Total operating expenses                    13,071              18,709

Operating income                                 6,741                 499

Interest income                                    378                 273
Other income (expense), net                       (276)                 85
                                              --------            --------

Income before income taxes                       6,843                 857

Provision for income taxes                       2,464                 317
                                              --------            --------

Net income                                    $  4,379              $  540
                                              --------            --------
                                              --------            --------

Net income per share                           $  0.51             $  0.06
                                              --------            --------
                                              --------            --------

Weighted average number of shares
used in computing per share amounts              8,655               8,521


           The accompanying notes are an integral part of these statements.


* Unaudited

                                                                       Page 6/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Thousands of dollars)



                                                                      Three Months Ended
                                                                August 31, 1996     August 31, 1995
                                                               ---------------     ---------------
Cash Flows From Operating Activities:
Net income                                                          $4,379                $540
Adjustments to reconcile net income
    to cash used in operating activities:
    Acquired in-process research and development (1)                    --               6,000
    Depreciation and amortization                                      838               1,008
    Effect of exchange rates on operating accounts                      91                (402)
    Deferred income taxes                                               --              (1,989)
    Changes in operating accounts:
      (Increase) decrease in trade receivables                      (1,908)              3,594
      Increase in inventories                                       (3,194)               (163)
      Increase in other current assets                                (208)               (204)
      Decrease in accounts payable and accrued liabilities            (518)             (3,202)
                                                                   -------             -------
    Net cash (used in) provided by operating activities:              (520)              5,182
                                                                   -------             -------

Cash Flows From Investing Activities:
Acquisition of XRL subsidiary (2)                                       --                 104
Purchases of property and equipment                                   (692)               (669)
Purchase of securities                                              (7,563)            (11,000)
Proceeds from sales of securities and maturing securities            8,800              11,049
Decrease (increase) in other assets                                     43                (490)
                                                                   -------             -------
    Net cash used in investing activities:                             588              (1,006)
                                                                   -------             -------

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and stock plans                129                 301
                                                                   -------             -------
    Net cash, provided by (used in) financing activities:              129                 301
                                                                   -------             -------

Net Change In Cash And Cash Equivalents                                197               4,477

Cash and Cash Equivalents at Beginning of Period                    18,622              11,385
                                                                   -------             -------
Cash and Cash Equivalents at End of Period                         $18,819             $15,862
                                                                   -------             -------
                                                                   -------             -------


           The accompanying notes are an integral part of these statements.

                                                                       Page 7/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (Thousands of dollars)
                                     (Unaudited)



Cash payments for interest were not significant for the three months ended August 31, 1996 and August 31, 1995. Cash payments for income taxes were $1,896 and $871 for the three months ended August 31, 1996 and August 31, 1995, respectively.

Notes:

(1)      See Note 5 in Notes to Consolidated Financial Statements.

(2)      Acquisition of XRL subsidiary:
         Assets less liabilities acquired, net of cash               $(5,113)
         Issuance of Common Stock                                      5,217
                                                                       ------
         Cash acquired                                                 $(104)
                                                                       ------
                                                                       ------

                                                                       Page 8/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in thousands)
                                     (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. Management believes that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $312 at August 31, 1996 and $314 at May 31, 1996.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                       August 31, 1996     May 31, 1996 *
                                       ---------------     --------------

    Raw materials and purchased parts       $22,206             $21,000
    Work-in-process                           8,360               6,188
    Finished goods                            3,261               2,979
                                            -------             -------

                                            $33,827             $30,167
                                            -------             -------
                                            -------             -------

Note 4 - Net Income Per Share

Net income per share is computed using the weighted average number of common shares and common stock equivalents (stock options) outstanding.

*Audited

                                                                       Page 9/15
                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Dollars in thousands)
                                     (Unaudited)

NOTE 5 - ACQUISITION OF XRL, INC.

In July 1995, the Company acquired all of the outstanding stock of XRL, Inc., a privately held company based in Canton, Massachusetts. XRL provides capital equipment for semiconductor memory yield improvement. The preliminary purchase consideration consisted of 206,867 shares of ESI stock. These shares were subsequently reduced due to price adjustments and other elections provided for by the agreement. The transaction was accounted for as a purchase.

In connection with the purchase price allocation, the Company obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development of $6.0 million was charged to expense during the quarter ended August 31, 1995 and is reflected in the accompanying Consolidated Statements of Income.

Pro-forma combined income statement data for the three months ended August 31, 1995 was not materially different from results presented in the accompanying Consolidated Statements of Income.

NOTE 6 - TERMINATED MERGER AGREEMENT - APPLIED INTELLIGENT SYSTEMS, INC. (AISI)

On August 9, 1996, the Company announced the agreement to acquire AISI would be terminated due to current market conditions. As a result of the acquisition effort, $0.2 million was charged to expense during the quarter ended August 31, 1996 and is reflected in the accompanying Consolidated Statements of Income.

NOTE 7 - INCOME TAXES

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

                                                                      Page 10/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          MANAGEMENT DISCUSSION AND ANALYSIS

                                Results of Operations

Revenue of $34.9 million for the quarter ended August 31, 1996, was 3.1% or $1.1
million lower as compared to the same quarter of the prior year.   The first
quarter results reflect the turbulence in some of ESI's markets. Demand remains strong for equipment in the semiconductor yield improvement and the vision and printed circuit board markets. Shipments of laser trimming systems and capacitor production equipment were substantially lower during the first quarter of fiscal 1997 than the same period last year. Capacity added by customers in early fiscal 1996 is still in the process of being absorbed by market demand.

Gross margin for the three months ended August 31, 1996, increased to 56.8% from 53.4% for the same period of the prior year. Gross margin improved as a result of increased sales of higher margin semiconductor yield improvement systems, electronic packaging equipment and machine vision systems.

Selling, service and administrative expenses increased by less than 1% for the three months ended August 31, 1996, as compared to the first quarter of the prior year as higher spending on travel and consulting were offset by lower commissions and profit sharing associated with lower sales volumes. As a percentage of sales, selling, service and administrative expenses increased to 25.4% from 24.5% for the first quarter of fiscal 1996 compared to the same quarter of the prior year.

Research, development and engineering expenses increased 7.5% for the current quarter compared to the same period of the prior year as a result of compensation increases. As a percentage of sales, research, development and engineering expenses rose to 12.1% for the current quarter from 10.9% for the same quarter of the prior year. The comparison between the current quarter and the first quarter of last year does not include the acquired in-process research and development charge of $6.0 million incurred in connection with the purchase price allocation of XRL, Inc.

Other income (expense) during the first quarter was $0.3 million lower as compared to the same quarter a year ago, as the Company absorbed costs associated with the terminated Applied Intelligent Systems Inc. (AISI) merger.

Net income for the quarter ended August 31, 1996, was $4.4 million or $0.51 per share compared to $0.5 million or $0.06 per share for the same period of the prior year after the effect of the $6.0 million acquired in-process research and development charge incurred in connection with the acquisition of XRL, Inc. Net income for the first quarter of last year excluding the acquired in-process research and development charge was $4.4 million or $0.51 per share.

Incoming orders were $27 million and ending backlog on August 31, 1996, was $27 million which represents a 22% decrease from May 31, 1996.

                                                                      Page 11/15

                LIQUIDITY, CAPITAL RESOURCES AND BUSINESS ENVIRONMENT

The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $35.9 million, accounts receivable of $41.7 million, and a $7.0 million line of credit, none of which was outstanding at August 31, 1996. ESI has no debt and a current ratio of 6.8:1. Working capital increased to $99.3 million at August 31, 1996, from $94.0 million at May 31, 1996. Accounts receivable increased on a lower sales volume due to substantial foreign shipments with payment terms longer than the norm.
In September 1996, collections of accounts receivable reduced the balance below $35.0 million.

The Company's business depends, in large part, upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and semiconductor memory devices, and circuits used in wireless telecommunications equipment, including pagers and cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Several large, multinational electronics companies constituted 41.8% of the Company's fiscal 1996 sales and are expected to comprise a similar ratio in fiscal 1997; therefore, the loss of any of these customers would be significant.

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

International sales accounted for 70.3% of first quarter sales compared to 66.8% of the Company's net sales for fiscal 1996. The Company expects that international sales will continue to represent a significant percentage of net sales in the future. As a result, a significant portion of the Company's net sales will be subject to certain risks, including changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining US export licenses and the difficulties of staffing and managing foreign operations.

                                                                      Page 12/15

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 16.0% of total consolidated operating expenses and are equally split between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

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

                                                                      Page 13/15

Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on Tuesday, July 30, 1996 to vote on the issuance of up to 3,000,000 shares of Common Stock as merger consideration in connection with the proposed acquisition of Applied Intelligent Systems, Inc.
(AISI), a privately held company located in Ann Arbor, Michigan. This matter was approved by the vote indicated:

    For       5,554,309
    Against     321,224
    Abstain      76,296


The 1996 Annual Meeting of Shareholders was held on Friday, September 20, 1996. The following items were approved by the vote indicated:


1. W. Arthur Porter and Douglas C. Strain were re-elected to the Board of Directors for a three year term. David F. Bolender, Larry L. Hansen, Vernon B. Ryles, Jr., Keith L. Thomson and Donald R. VanLuvanee continue as directors.

    For       7,284,946
    Against           0
    Abstain     373,592

2. Amendment of the 1989 Stock Option Plan was approved. The shares reserved for issuance was increased by 400,000 to a total of 1,700,000 shares. In addition, it was approved to increase the shares issued to non-employee directors from 1,000 shares to 3,000 on July 31 of each year. Approval of the amendment constitutes reapproval of the per-employee limit on grants of options under the Option Plan of 250,000 shares annually. This reapproval is required every five years for compliance with Internal Revenue Service regulations.

    For       5,316,317
    Against     567,872
    Abstain     210,008
    No Vote   1,564,341

                                                                      Page 14/15

3. Amendment of the 1990 Employee Stock Purchase Plan was approved. Commencing on January 8 of each year and ending on January 7 of the following year, eligible employees will receive the option of purchasing stock to be automatically exercised on the last trading day of the offering period. Eligible employees are not permitted to purchase more than 3,000 shares or accrue at a rate that exceeds $25,000 of fair market value (determined at the offering date) for each calendar year the option is outstanding. Stock purchases will be made annually, at a purchase price equal to the lower of 85 percent of the market price on the first day or the last day of the annual offering period.

    For       5,830,360
    Against      60,241
    Abstain     203,596
    No Vote   1,564,341


4. Adoption of the 1996 Stock Incentive Plan was approved. The Plan allows the Company to give stock awards of up to 150,000 shares to employees, officers and directors.

    For       5,480,324
    Against     407,020
    Abstain     206,853
    No Vote   1,564,341


5. Selection of Arthur Andersen LLP as independent auditors for the Company was approved.

    For       7,628,280
    Against      16,332
    Abstain      13,523
    No Vote         403

                                                                      Page 15/15

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                            LECTRO SCIENTIFIC INDUSTRIES, INC.




Dated:    October 4, 1996              By   /s/ Barry L. Harmon
                                            -----------------------------------
                                            Barry L. Harmon, Senior Vice
                                            President and Chief Financial
                                            Officer