Form 10-Q
period 1996-11-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1997-01-14
CIK 726514

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

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996 OR
                              -----------------

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

AS OF NOVEMBER 30, 1996 THERE WERE 8,671,333 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                    EXHIBIT INDEX


Part I.  Financial Information
                                                                Page No.
                                                                --------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets                                 3-4
         November 30, 1996 and May 31, 1996

         Consolidated Statements of Income                             5
         Three Months and Six Months ended
         November 30, 1996 and November 30, 1995

         Consolidated Statements of Cash Flows                       6-7
         Six Months ended November 30, 1996 and
         November 30, 1995

         Notes to Consolidated Financial Statements                  8-9


Item 2.  Management's Discussion and Analysis of Financial         10-12
         Condition and Results of Operations


         Signature                                                    13

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)


ASSETS                                      November 30, 1996*    May 31, 1996
------                                      ------------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents                        $  9,911         $  18,622
  Securities available for sale                      22,735            18,363
  Trade receivables, net                             46,359            39,792
  Inventories                                        34,549            30,167
  Deferred income taxes                               3,884             3,884
  Other current assets                                1,251               819
                                                   --------          --------

     Total current assets                           118,689           111,647
                                                   --------          --------

PROPERTY AND EQUIPMENT, AT COST                      40,254            38,853
  Less - accumulated depreciation                   (23,470)          (22,191)
                                                   --------          --------

     Net property and equipment                      16,784            16,662
                                                   --------          --------

OTHER ASSETS:                                         3,842             4,216
                                                   --------          --------

                                                   $139,315          $132,525
                                                   --------          --------
                                                   --------          --------


           The accompanying notes are an integral part of these statements.

* Unaudited

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)

LIABILITIES AND
SHAREHOLDERS' EQUITY                 November 30, 1996*    May 31, 1996
--------------------                 ------------------    ------------

CURRENT LIABILITIES:
    Accounts payable                     $  5,273            $  5,142
    Accrued liabilities:
      Payroll related                       3,200               3,433
      Commissions                           1,913               1,890
      Income taxes                          2,105               2,463
      Other                                 2,802               4,681
                                         --------            --------
        Total accrued liabilities          10,020              12,467
                                         --------            --------

Total current liabilities                  15,293              17,609
                                         --------            --------


SHAREHOLDERS' EQUITY:

    Preferred stock, without par
       value; 1,000,000 shares
       authorized, no shares issued            --                  --
    Common stock, without par value;
       Authorized: 40,000,000 shares;
       Outstanding:  8,671,333 and
       8,655,408, respectively             56,017              55,790
    Retained earnings                      68,005              59,126
                                         --------            --------
    Total shareholders' equity            124,022             114,916
                                         --------            --------

                                         $139,315            $132,525
                                         --------            --------
                                         --------            --------


           The accompanying notes are an integral part of these statements.

* Unaudited

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                             (THOUSANDS EXCEPT PER SHARE)




                                                           Three Months Ended                  Six Months Ended
                                                           ------------------                  ----------------
                                                    Nov. 30, 1996    Nov. 30, 1995      Nov. 30, 1996     Nov. 30, 1995
                                                    -------------    -------------      -------------     -------------

Net Sales                                              $  35,101         $  40,836         $  69,957         $  76,811

Cost of sales                                             15,706            18,723            30,750            35,490
                                                       ---------         ---------         ---------         ---------

Gross margin                                              19,395            22,113            39,207            41,321

Operating expenses:
  Selling, service and administrative                      8,668            10,368            17,538            19,170
  Research, development and engineering                    4,082             4,112             8,283             8,019
  Acquired in-process research and
  development *                                               --                --                --             6,000
                                                       ---------         ---------         ---------         ---------

     Total operating expenses                             12,750            14,480            25,821            33,189
                                                       ---------         ---------         ---------         ---------

Operating income                                           6,645             7,633            13,386             8,132

Interest income                                              337               313               715               586
Other income (expense)                                        33              (229)             (243)             (144)
                                                       ---------         ---------         ---------         ---------

Income before income taxes                                 7,015             7,717            13,858             8,574

Provision for income taxes                                 2,428             2,836             4,892             3,153
                                                       ---------         ---------         ---------         ---------

Net income                                             $   4,587         $   4,881         $   8,966         $   5,421
                                                       ---------         ---------         ---------         ---------
                                                       ---------         ---------         ---------         ---------

Net income per share                                   $    0.53         $    0.57         $    1.04         $    0.63
                                                       ---------         ---------         ---------         ---------
                                                       ---------         ---------         ---------         ---------
Weighted average number of shares used
in computing per share amounts                             8,669             8,629             8,662             8,575



* The acquired in-process research and development represents a one time charge associated with the acquisition of XRL, Inc.


           The accompanying notes are an integral part of these statements.

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (THOUSANDS OF DOLLARS)



                                                                          Six Months Ended
                                                                     Nov. 30, 1996   NOV. 30, 1995
                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  8,966       $  5,421
Adjustments to reconcile net income
  to cash provided by (used in ) operating activities:
  Acquired in-process research and development(1)                             --          6,000
  Depreciation and amortization                                            1,569          1,264
  Effect of exchange rates on operating accounts                             (68)           647
  Deferred income taxes                                                       --         (1,984)
  Changes in operating accounts:
      (Increase) in trade receivables                                     (6,567)          (704)
      (Increase) in inventories                                           (3,513)        (2,235)
      (Increase) in other current assets                                    (432)          (725)
      (Decrease) in accounts payable and accrued liabilities              (2,316)        (3,268)
                                                                        --------        -------
   Net cash (used in) provided by operating activities                    (2,361)         4,416
                                                                        --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of XRL subsidiary, net of cash(2)                                  --            102
  Purchases of property and equipment                                     (1,566)        (1,741)
  Purchases of securities                                                (25,191)       (16,879)
  Proceeds from sales of securities and maturing securities               20,800         16,930
  (Increase) decrease in other assets                                       (620)           438
                                                                        --------        -------
    Net cash used in investing activities                                 (6,577)        (1,150)
                                                                        --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options and stock plans                    227            377
                                                                        --------        -------
    Net cash provided by financing activities                                227            377
                                                                        --------        -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (8,711)         3,643

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          18,622         11,385
                                                                        --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  9,911        $15,028
                                                                        --------        -------
                                                                        --------        -------



           The accompanying notes are an integral part of these statements.

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                     (UNAUDITED)

                                (THOUSANDS OF DOLLARS)


Cash payments for interest were not significant for the six months ended November 30, 1996 and 1995. Cash payments for income taxes were $5,511 and $4,861 for the six months ended November 30, 1996 and 1995, respectively.


Notes:
(1)      See Note 5 in Notes to Consolidated Financial Statements

(2)      Acquisition of XRL subsidiary:
         Assets less liabilities acquired, net of cash     $    (5,073)
         Issuance of common stock                                5,175
                                                                ------
         Cash acquired                                     $       102
                                                           -----------
                                                           -----------

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $318 at November 30, 1996 and $314 at May 31, 1996.

NOTE 3 - INVENTORIES

Inventories consist of the following:


                                                      Nov. 30, 1996  May 31, 1996*
                                                      -------------  -------------
    Raw materials and purchased parts                    $22,727        $21,000
    Work-in-process                                        7,590          6,188
    Finished goods                                         4,232          2,979
                                                         -------        -------
                                                         $34,549        $30,167
                                                         -------        -------
                                                         -------        -------


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

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          MANAGEMENT DISCUSSION AND ANALYSIS

                                Results of Operations


Revenue of $35.1 million for the quarter ended November 30, 1996, was 14.0% or $5.7 million lower as compared to the same quarter of the prior year. The second quarter results reflect a continuation of the uncertainty experienced in recent quarters in some of ESI's markets. Second quarter fiscal 1997 revenue was slightly higher than that in the prior quarter. Demand remains strong for equipment in the semiconductor yield improvement market and in ESI's emerging machine vision and electronic packaging businesses. Shipments of laser trimming systems and capacitor production equipment were substantially lower during the second quarter of fiscal 1997 than in the same period last year. Capacity added by customers in early fiscal 1996, particularly in the capacitor business, is still being absorbed by market demand during the second quarter of fiscal 1997. Year-to-date revenue of $70.0 million was 8.9% or $6.8 million lower than for the first six months of fiscal 1996.

Gross margin for the three months ended November 30, 1996 increased to 55.3% from 54.2% for the same period of the prior year, and increased to 56.0% year-to-date fiscal 1997 from 53.8% for the first six months of fiscal 1996. The improvement was a result of increased sales of higher margin semiconductor yield improvement systems, electronic packaging equipment and machine vision systems, more than offsetting the negative impact of a significant decline in the capacitor business.

Selling, service and administrative expenses were $1.7 million lower for the three months ended November 30, 1996 and $1.6 million lower for the six months ended November 30, 1996 than for the comparable periods of the prior year. The decrease is a result of lower selling commissions associated with decreased sales volumes and incentive compensation accrued in the second quarter of fiscal 1996. As a percentage of sales, selling, service and administrative expenses decreased to 24.7% from 25.4% for the second quarter of fiscal 1997 compared to the same quarter of the prior year and were 25.1% of sales for the six months ended November 30, 1996 as compared to 25.0% for the same period of the prior year.

Research, development and engineering expenses for the quarter ended November 30, 1996 remained constant with the same quarter of the prior year and were up $0.3 million for the six months ended November 30, 1996 compared to the same periods of the prior year. As a percentage of sales, research, development and engineering expenses increased to 11.6% for the current quarter from 10.1% for the same quarter of the prior year. Year-to-date research, development and engineering expenses as a percentage of sales increased to 11.8% for the six months ended November 30, 1996 from 10.4% for the same period of the prior year. The comparison between year-to-date spending of the current year and year-to-date of the prior year does not include the acquired in-process research and development charge of $6.0 million incurred in connection with the purchase price allocation of XRL, Inc.

                                                                   Page 11 0f 13

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT DISCUSSION AND ANALYSIS (CONT.)


Net income for the quarter ended November 30, 1996 was $4.6 million or $0.53 per share compared to $4.9 million or $0.57 per share for the same period of the prior year. Net income for the six months ended November 30, 1996 was $9.0 million or $1.04 per share compared to $5.4 million or $0.63 per share after the effect of the acquired in-process research and development charge of $6.0 million for the six months ended November 30, 1995. Net income for the six months ended November 30, 1995, excluding the acquired in-process research and development charge, was $9.2 million or $1.07 per share.

The second quarter results reflect the shorter decision cycle time in many of ESI's markets. Incoming orders were $28 million and ending backlog on November 30, 1996 was $20 million which represents a 42% decrease from May 31, 1996.

                Liquidity, Capital Resources and Business Environment

The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $32.6 million, accounts receivable of $46.4 million, and a $7.0 million line of credit, none of which was outstanding at November 30, 1996. ESI has no debt and a current ratio of 7.8:1. Working capital increased to $103.4 million at November 30, 1996, from $94.0 million at May 31, 1996. Accounts receivable increased because the payment terms are longer for the recently introduced models 9300, 3300 and 5100 and several large accounts were paid in December 1996. Inventory has increased since the end of fiscal 1996 due to expected increases in demand for new product offerings in the semiconductor yield improvement, capacitor and electronic packaging businesses.

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

The market for the Company's products is characterized by rapidly changing technology and evolving industry standards. The Company believes that its future success will depend on its ability to develop and manufacture new products and product enhancements, to introduce them successfully into the market and to create and sustain intellectual property protection for these new products. Failure to do so in a timely fashion could harm the Company's competitive position. The announcements or introductions of new products by the Company or its competitors may adversely affect the Company's operating results, since these announcements may cause customers to defer or forego ordering products from the Company's existing product lines.

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

International sales accounted for 81.2% of second quarter sales and 75.8% of year-to-date sales for fiscal 1997 compared to 74.8% of second quarter and 71.1% of year-to-date sales for fiscal 1996. The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. As a result, a significant portion of the Company's net sales will be subject to certain risks, including changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining US export licenses and the difficulties of staffing and managing foreign operations.

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 17.0% of total consolidated operating expenses and are equally split between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

Information in the Management Discussion and Analysis regarding expectations for future product demand, customers, international shipments and future product offerings and resources constitute forward-looking statements that involve a number of risks and uncertainties. In addition, the Company may from time to time issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the electronics industry, including the cyclical nature of the market for the Company's products; rapidly changing technology and evolving industry standards; availability and continued validity of intellectual property protection; competitive factors, including increased competition, new product offerings by competitors and price pressures; availability of supplies from third party suppliers on a timely basis and at reasonable prices; and international business conditions, including fluctuations in interest and currency exchange rates, government financed competition, changes in trade policies, tariff regulations, difficulties and the difficulties of staffing and managing foreign operations. The forward-looking statements should be considered in light of these factors.

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                             ELECTRO SCIENTIFIC INDUSTRIES, INC.




Dated: January 14, 1997      By  /s/ Barry L. Harmon
                                --------------------------------------
                                Barry L. Harmon, Senior Vice President,
                                Finance and Chief Financial Officer