Form 10-Q
period 1997-02-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1997-04-11
CIK 726514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997 OR
                               -----------------

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

AS OF FEBRUARY 28, 1997 THERE WERE 8,693,034 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX


Part I.   Financial Information
                                                                      Page No.
                                                                      --------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets                                      3-4
          February 28, 1997 and May 31, 1996

          Consolidated Statements of Income                                  5
          Three Months and Nine Months ended
          February 28, 1997 and February 29, 1996

          Consolidated Statements of Cash Flows                            6-7
          Nine Months ended February 28, 1997 and February 29, 1996

          Notes to Consolidated Financial Statements                       8-9


Item 2.   Management's Discussion and Analysis of Financial              10-11
          Condition and Results of Operations


          Signature                                                         12

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


ASSETS                                  February 28, 1997*       May 31, 1996
                                        ------------------       ------------

CURRENT ASSETS:
 Cash and cash equivalents                    $ 11,943             $ 18,622
 Securities available for sale                  27,055               18,363
 Trade receivables, net                         44,228               39,792
 Inventories                                    33,463               30,167
 Deferred income taxes                           3,884                3,884
 Other current assets                              876                  819
                                              --------             --------

   Total current assets                        121,449              111,647
                                              --------             --------

PROPERTY AND EQUIPMENT, AT COST                 40,552               38,853
 Less - accumulated depreciation               (23,835)             (22,191)
                                              --------             --------

   Net property and equipment                   16,717               16,662
                                              --------             --------

OTHER ASSETS                                     4,149                4,216
                                              --------             --------

                                              $142,315             $132,525
                                              --------             --------
                                              --------             --------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

* UNAUDITED

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

LIABILITIES AND
SHAREHOLDERS' EQUITY                          February 28, 1997*    May 31, 1996
                                              ------------------    ------------

CURRENT LIABILITIES:
 Accounts payable                                   $  5,385         $  5,142
 Accrued liabilities:
  Payroll related                                      3,666            3,433
  Commissions                                          1,902            1,890
  Income taxes                                         1,123            2,463
  Other                                                2,133            4,681
                                                    --------         --------
   Total accrued liabilities                           8,824           12,467
                                                    --------         --------

Total current liabilities                             14,209           17,609
                                                    --------         --------

SHAREHOLDERS' EQUITY:

 Preferred stock, without par value; 1,000,000
   shares authorized, no shares issued
                                                          --               --
 Common stock, without par value; Authorized:
   40,000,000 shares; Outstanding:
   8,693,034 and  8,655,408, respectively             56,263           55,790
 Retained earnings                                    71,843           59,126
                                                    --------         --------
 Total shareholders' equity                          128,106          114,916
                                                    --------         --------

                                                    $142,315         $132,525
                                                    --------         --------
                                                    --------         --------


        The accompanying notes are an integral part of these statements.

* Unaudited

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                          (THOUSANDS EXCEPT PER SHARE)


                                                          Three Months Ended                Nine Months Ended
                                                          ------------------                -----------------
                                                     Feb. 28, 1997   Feb. 29, 1996    Feb. 28, 1997    Feb. 29, 1996
                                                     -------------   -------------    -------------    -------------
Net Sales                                               $  37,202       $  41,626        $107,159         $118,437

Cost of sales                                              17,130          19,034          47,880           54,524
                                                        ---------       ---------        --------         --------

Gross margin                                               20,072          22,592          59,279           63,913

Operating expenses:
 Selling, service and administrative                        9,335          10,535          26,873           29,705
 Research, development and engineering                      3,707           3,886          11,990           11,905
 Acquired in-process research and
 development *                                                 --              --              --            6,000
                                                        ---------       ---------        --------         --------

   Total operating expenses                                13,042          14,421          38,863           47,610
                                                        ---------       ---------        --------         --------

Operating income                                            7,030           8,171          20,416           16,303

Interest income                                               378             293           1,093              879
Other income (expense)                                         72            (147)           (171)            (291)
                                                        ---------       ---------        --------         --------

Income before income taxes                                  7,480           8,317          21,338           16,891

Provision for income taxes                                  2,618           3,073           7,510            6,226
                                                        ---------       ---------        --------         --------

Net income                                              $   4,862       $   5,244        $ 13,828         $ 10,665
                                                        ---------       ---------        --------         --------
                                                        ---------       ---------        --------         --------

Net income per share                                    $    0.56       $    0.61        $   1.60         $   1.24
                                                        ---------       ---------        --------         --------
                                                        ---------       ---------        --------         --------

Weighted average number of shares used
in computing per share amounts                              8,681           8,628           8,668            8,593



* The acquired in-process research and development represents a one time charge associated with the acquisition of XRL, Inc.


        The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                                  Nine Months Ended
                                                                          Feb. 28, 1997       Feb. 29, 1996
                                                                          -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  13,828           $  10,665
Adjustments to reconcile net income
 to cash provided by (used in) operating activities:
 Acquired in-process research and development(1)                                   --               6,000
 Depreciation and amortization                                                  2,269               2,100
 Other non-cash (credits)                                                         (28)                 --
 Deferred income taxes                                                             --              (2,001)
 Changes in operating accounts:
   (Increase) in trade receivables                                             (5,237)             (5,304)
   (Increase) in inventories                                                   (2,331)             (2,957)
   (Increase) in other current assets                                            (102)               (437)
   (Decrease) in accounts payable and accrued liabilities                      (3,379)             (2,025)
                                                                            ---------           ---------
   Net cash provided by operating activities                                    5,020               6,041
                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of XRL subsidiary, net of cash(2)                                       --                (492)
  Purchases of property and equipment                                          (2,395)             (2,352)
  Purchases of securities                                                     (36,511)            (24,900)
  Proceeds from sales of securities and maturing securities                    27,800              21,850
  (Increase) in other assets                                                   (1,066)               (474)
                                                                            ---------           ---------
    Net cash used in investing activities                                     (12,172)             (6,368)
                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options and stock plans                         473                 972
                                                                            ---------           ---------
    Net cash provided by financing activities                                     473                 972
                                                                            ---------           ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (6,679)                645

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               18,622              11,643
                                                                            ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  11,943           $  12,288
                                                                            ---------           ---------
                                                                            ---------           ---------


        The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

Cash payments for interest were not significant for the nine months ended February 28, 1997 and 1996. Cash payments for income taxes were $8,733 and $7,681 for the nine months ended February 28, 1997 and 1996, respectively.


Notes:
(1)       See Note 5 in Notes to Consolidated Financial Statements

(2)       Acquisition of XRL subsidiary:
          Assets less liabilities acquired, net of cash        $ (5,073)
          Issuance of common stock                                4,581
                                                               --------
          Cash paid                                            $   (492)
                                                               --------
                                                               --------

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $254 at February 28, 1997 and $314 at May 31, 1996.

NOTE 3 - INVENTORIES

Inventories consist of the following:
                                            Feb. 27, 1997      May 31, 1996*
                                            -------------      -------------
     Raw materials and purchased parts         $21,284            $21,000
     Work-in-process                             8,011              6,188
     Finished goods                              4,168              2,979
                                               -------            -------
                                               $33,463            $30,167
                                               -------            -------
                                               -------            -------

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

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS

                              Results of Operations


Revenue of $37.2 million for the quarter ended February 28, 1997 was 10.6% or $4.4 million lower as compared to the same quarter of the prior year. Third quarter fiscal 1997 revenue was higher than that in the prior two quarters. Shipments of capacitor production equipment rebounded in the third quarter to $11.3 million, up from $7.4 million in the prior quarter, and is comparable to shipments for the same period in the prior year. Year-to-date revenue of $107.2 million was 9.5%, or $11.3 million lower than for the first nine months of fiscal 1996 due to fewer shipments of capacitor production equipment during the first half of fiscal 1997 as customers absorbed capacity added in the prior year.

Gross margin of 54.0% for the three months ended February 28, 1997 was consistent with the 54.3% margin for the same period of the prior year. Gross margin increased to 55.3% year-to-date fiscal 1997 from 54.0% for the first nine months of fiscal 1996. The improvement was a result of increased sales of higher margin semiconductor yield improvement systems, electronic packaging equipment and machine vision systems.

Selling, service and administrative expenses were $1.2 million lower for the three months ended February 28, 1997 and $2.8 million lower for the nine months ended February 28, 1997 than for the comparable periods of the prior year. The decrease is a result of lower selling commissions associated with decreased sales volumes and lower incentive compensation. As a percentage of sales, selling, service and administrative expenses decreased to 25.1% from 25.3% for the third quarter of fiscal 1997 compared to the same quarter of the prior year and were 25.1% of sales for the nine months ended February 28, 1997 and February 29, 1996.

Research, development and engineering expenses for the quarter ended February 28, 1997 were $0.2 million lower than the same quarter of the prior year and were up $0.1 million for the nine months ended February 28, 1997 compared to the same periods of the prior year. As a percentage of sales, research, development and engineering expenses increased to 10.0% for the current quarter from 9.3% for the same quarter of the prior year. Year-to-date research, development and engineering expenses as a percentage of sales increased to 11.2% for the nine months ended February 28, 1997 from 10.1% for the same period of the prior year. The comparison between year-to-date spending of the current year and year-to-date of the prior year does not include the acquired in-process research and development charge of $6.0 million incurred in connection with the purchase price allocation of XRL, Inc.

Net income for the quarter ended February 28, 1997 was $4.9 million or $0.56 per share compared to $5.2 million or $0.61 per share for the same period of the prior year. Net income for the nine months ended February 28, 1997, was $13.8 million or $1.60 per share compared to $10.7 million or $1.24 per share after the effect of the acquired in-process research and development charge of $6.0 million for the nine months ended February 29, 1996. Net income for the nine months ended February 29, 1996, excluding the acquired in-process research and development charge, was $14.4 million or $1.68 per share.

The third quarter results reflect the shorter decision cycle time in many of ESI's markets. Incoming orders were $36 million and ending backlog on February 28, 1997 was $19 million which represents a 47% decrease from May 31, 1996.

              Liquidity, Capital Resources and Business Environment

The Company's principal sources of liquidity are existing cash, cash equivalents and marketable debt securities of $39.0 million, accounts receivable of $44.2 million, and a $7.0 million line of credit, none of which was outstanding at February 28, 1997. ESI has no debt and a current ratio of 8.5:1. Working capital increased to $107.2 million at February 28, 1997, from $94.0 million at May 31, 1996. Accounts receivable increased as product payment terms are longer for the recently introduced models 9300, 5100 and 3300. Inventory has increased since the end of fiscal 1996 in the form of production ramp ups for new product offerings in the semiconductor yield improvement and electronic packaging businesses. Current liabilities have decreased since May 31, 1996 due to estimated payments of income taxes and reduced incentive compensation accruals.

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

The market for the Company's products is characterized by rapidly changing technology and evolving industry standards. The Company believes that it's future success will depend on it's ability to develop and manufacture new products and product enhancements and to introduce them successfully into the market. Failure to do so in a timely fashion could harm the Company's competitive position. The announcements or introductions of new products by the Company or its competitors may adversely affect the Company's operating results, since these announcements may cause customers to defer or forego ordering products from the Company's existing product lines.

International sales accounted for 69.4% of third quarter sales and 73.6% of year-to-date sales for fiscal 1997 compared to 57.4% of third quarter and 66.3% of year-to-date sales for fiscal 1996. The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. As a result, a significant portion of the Company's net sales will be subject to certain risks, including changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining US export licenses and the difficulties of staffing and managing foreign operations.

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 16.6% of year-to-date total consolidated operating expenses and are equally split between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

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

                              ELECTRO SCIENTIFIC INDUSTRIES, INC.




Dated:    April 9, 1997       By  /s/ Barry L. Harmon
                                  -------------------------------------
                                  Barry L. Harmon, Senior Vice President,
                                  Finance and Chief Financial Officer