Form 10-K405
period 1997-05-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1997-08-19
CIK 726514

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K
                                 ANNUAL REPORT



(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1997 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______________ to
    _______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of Common Stock held by nonaffiliates of the Registrant at July 15, 1997: $471,712,000.

The number of shares of Common Stock outstanding at July 15, 1997: 9,853,000.

                         Documents Incorporated by Reference
                         -----------------------------------
                                                     Part of Form 10-K into
Document                                             which is incorporated
--------                                             ----------------------
1997 Annual Report to Shareholders                    Part II

Proxy Statement for 1997 Annual Meeting               Part III
of Shareholders

                               TABLE OF CONTENTS

Item of Form 10-K                                                       Page
-----------------                                                       ----
PART I

Item 1 -    Business................................................       3

Item 2 -    Properties..............................................      13

Item 3 -    Legal Proceedings.......................................      13

Item 4 -    Submission of Matters to a Vote of Security Holders.....      13

Item 4(a) - Executive Officers of the Registrant....................      14

PART II

Item 5 -    Market for the Registrant's Common Equity and
            Related Shareholder Matters.............................      17

Item 6 -    Selected Financial Data.................................      17

Item 7 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................      18

Item 8 -    Financial Statements and Supplementary Data.............      22

Item 9 -    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.....................      40

PART III

Item 10 -   Directors and Executive Officers of the Registrant......      40

Item 11 -   Executive Compensation..................................      40

Item 12 -   Security Ownership of Certain Beneficial
            Owners and Management...................................      40

Item 13 -   Certain Relationships and Related Transactions..........      40

PART IV

Item 14 -   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.....................................      41

SIGNATURES..........................................................      43

                                        PART I
ITEM 1.  BUSINESS

ESI provides electronics manufacturers with equipment necessary to produce key components used in wireless telecommunications, computers, automotive electronics, and many other electronic products. ESI believes it is the leading supplier of advanced laser systems used to adjust (trim) electronic circuitry and to improve the yield of semiconductor memory devices. ESI believes it is the leading producer of high-speed test and termination equipment used in the high-volume production of miniature capacitors. ESI produces a family of mechanical and laser drilling systems for production of printed circuit boards and advanced electronic packaging. Additionally, ESI designs and manufactures machine vision products for manufacturers of semiconductors, electronics and other products. ESI's products enable these manufacturers to reduce production costs, increase yields and improve the quality of their products. ESI's customers include manufacturers of: wireless telecommunication products (Ericsson, Motorola and Siemens); automotive electronics (Delco, Ford, Nippon-Denso and Siemens); miniature capacitors (Kemet, Kyocera/AVX, Murata, Philips, Samsung and TDK) and semiconductor memory devices (Fujitsu, Hitachi, Hyundai, IBM, Samsung and Texas Instruments).

ELECTRONICS INDUSTRY OVERVIEW

The electronic content of telecommunications products, automobiles and personal computers continues to increase. For example, automobile manufacturers now routinely include electronic ignition, anti-lock brakes, electronic fuel injection and other electronic systems in place of components that in the past were predominantly mechanical. In addition, markets for consumer-oriented electronic products such as cellular telephones, facsimile machines, pagers, camcorders and personal computers have developed rapidly as increasingly affordable products have been introduced.

Demand for electronics manufacturing equipment is driven by the demand for electronic devices and circuits. Electronic components are used in virtually all electronic products, from inexpensive consumer electronics to the most sophisticated computers. These components are produced in very large unit volumes.

The demands upon manufacturers to supply increasing quantities of electronic components have been accompanied by demands for increased complexity, reduced size and improved quality. As electronic products become more powerful and portable, the devices and circuits in these products must be faster, smaller and more reliable. To achieve these attributes of higher performance, the electronic device manufacturers increase densities and tune the devices to precise electrical values. Manufacturers of cellular telephones, for example, must use miniaturized circuits to accommodate the size limitations of the finished product. These circuits must also operate within precise frequency specifications, typically requiring component values with less than 0.5 percent tolerance, in order for the existing cellular frequency bands to accommodate the expanding number of cellular users without interchannel interference.

As electronic device densities and performance demands have increased, the manufacturers of capacitors and resistors, which are basic components of assembled electronic devices, have been compelled to reduce size and to improve performance of these individual components. The increasing miniaturization of these components makes production, testing and termination difficult.

In addition to quantity, size and performance demands, a trend throughout the electronics industry is cost reduction. The highly competitive markets for electronic products create cost limitations at the consumer level, and result in cost pressure on component manufacturers. The manufacturers continuously seek to reduce device costs by improving throughput, yield and quality in device production.

OVERVIEW OF MARKETS, PRODUCTS AND STRATEGY

Pagers, cellular telephones, personal computers and automotive electronics represent the largest end-market applications for electronic devices and circuits that are produced using ESI's systems. ESI's customers also serve a wide range of other electronic applications.

ESI believes it is critical that each of its products provide the customer with measurable production benefits, such as improved yield, increased throughput, greater reliability, or increased flexibility, resulting in a high return on investment. ESI also designs its production systems with a migration path for system upgrade, thereby providing its customers flexibility to add capacity or improve product performance at a reasonable incremental cost.

ESI believes it is the leading merchant equipment supplier to three specialized markets: laser trimming, miniature capacitor testing and production and semiconductor memory yield improvement. ESI also serves the machine vision and electronic packaging markets.

LASER TRIMMING SYSTEMS. ESI's laser trimming systems are used to tune the precise frequency of electronic circuits that receive and transmit signals in pagers, cellular telephones and other wireless devices. ESI's laser trimming systems are also used to tune automotive electronic assemblies such as engine control circuits.

ESI's laser systems are used by manufacturers supplying the telecommunications, automotive, and consumer markets. Customers include Delco, Ericsson, Ford, IBM, Motorola, Nippon-Denso, Siemens, and Kyocera.

The laser adjusts the electrical performance of an electrical product or assembly containing many circuits. The laser removes a precise amount of material from one or more components in the circuit to achieve the desired electrical specification for the entire product. This process is called "functional trimming," and is performed while the product or assembly is under power. For example, in pagers, laser trimming of a few selected components in the product is used to tune the electrical performance of the entire product to the desired frequency specification.

ESI's systems also adjust the electrical performance of individual devices such as film resistors, resistor networks, capacitors and hybrid circuits. Laser trimming is required because the screening process used to manufacture resistors cannot cost effectively deposit material precisely enough to provide consistent electrical values. The trimming system can also be rapidly reprogrammed to trim devices of different values.

The following chart summarizes the models, typical applications and key features of ESI's current laser trimming products:

                             ESI LASER TRIMMING PRODUCTS

                                                                    BEAM
                                                                 POSITIONING  THROUGHPUT      WORK
                                                                 RESOLUTION   (TRIMS PER      AREA
PRODUCT                     TYPICAL APPLICATION                   (MICRONS)     SECOND)      (INCHES)
-------                     -------------------                  -----------  ----------     --------
Model 4300    Surface mount capacitor and resistor trimming           2.50        50          4 x 4
Model 977     Test intensive, thick film, functional trimming         1.55        50          3 x 3
Model 4990    Thick film functional trimming                          1.27        50          3 x 3
Model 907V    Chip resistor trimming                                  1.27       100          3 x 3
Model 4410    Thick/thin film functional trimming                     1.01        15          3 x 3


TEST AND PRODUCTION SYSTEMS FOR SURFACE MOUNT CERAMIC CAPACITORS. ESI's product offering consists of automated test, production and handling equipment for manufacture of miniature multi-layer ceramic capacitors (MLCCs) which are used in very large numbers in nearly all types of electronic circuits. Large numbers of MLCCs are used in circuits that process analog signals or operate at high frequencies such as in video products (VCRs and camcorders), voice communication products, wireless telecommunication products and computers. Principal customers for ESI's MLCC test and production equipment are Kemet, Kyocera/AVX, Murata, Philips, Samsung and TDK.

The worldwide miniature surface mount capacitor market is estimated to be approximately $4.5 billion (240 billion units) in 1996. Most of the leading producers are in Japan, led by Kyocera, Murata and TDK. ESI believes it is the leading merchant supplier of equipment to the MLCC industry for test and termination of miniature capacitors. Production demands imposed by miniaturization are leading capacitor manufacturers to increasingly consider merchant equipment suppliers as an alternative to internal development of manufacturing equipment.

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

TERMINATION. MLCCs are manufactured in a lamination process, layering conductive and insulation materials. ESI's microprocessor-based termination systems apply conductive material to the ends of surface mountable MLCCs, permitting connection of the device in a circuit. Chip Star, Inc., a subsidiary purchased on June 26, 1997, produces a fully automated product line for termination of MLCCs and capacitor arrays. These products, the CS 325A and CS 750, are capable of processing the smallest sized (.04 x .02) parts available on the commercial market.

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

The following chart summarizes the models, typical applications and key features of ESI's current miniature capacitor test and production products:

                 ESI MINIATURE CAPACITOR TEST AND PRODUCTION PRODUCTS

      PRODUCT                          APPLICATION                                   KEY FEATURES
      -------                          -----------                                   ------------
TEST SYSTEMS
Models 16A and 18            Tests capacitance, dissipation factor and    High speed rotary tester with
                             voltage capability for small (Model 18)      throughput of up to 50,000 parts/hour.
                             and medium (Model 16A) size MLCCs


Models 3002 and 3001 IR      Tests insulation resistance (IR)             High speed parallel tester with
                             of MLCCs                                     throughput of up to 50,000 parts/hour.
                                                                          Model 3001 IR includes automatic bulk loading.

Model 3300                   Tests capacitance dissipation factor and     High speed rotary tester with
                             voltage capability for small and medium      throughput of up to 180,000 parts/hour.
                             size MLCCs; tests insulation resistance

TERMINATION SYSTEMS
Models 2001 and 2020         Electrical contact attachment                Microprocessor controlled surface
                             on MLCCs                                     mount termination system with
                                                                          throughput up to 130,000 parts/hour.
                                                                          Model 2020 includes an integrated kiln.


Model 2007                   Electrical contact attachment                High productivity microprocessor
                             on MLCCs                                     controlled surface mount termination
                                                                          system with throughput up to 470,000
                                                                          parts/hour.


CS 325A                      Electrical contact attachment                Automated termination of smallest size
                             on MLCCs                                     capacitors with throughput up to 100,000 parts/hour.



CS 750                       Electrical contact attachment                Automated termination of smallest size
                             on MLCC arrays                               capacitor arrays with throughput up to 50,000 parts/hour.

HANDLING TOOLING
Carrier Plates               Plates to batch handle MLCCs for             Patented composite carriers to handle
                             test and termination                         the full range of MLCC sizes and up to
                                                                          8,000 pieces per batch.


Test Tooling                 Test fixtures for use with                   Permits precise location and positioning
                             ESI systems                                  of MLCCs during the test operation.


MEMORY YIELD IMPROVEMENT SYSTEMS. Memory yield improvement systems are used by nearly all manufacturers of dynamic random access memories (DRAMs) to increase production yields. Personal computers and high performance workstations are the largest market for semiconductor memory, although photocopiers, facsimile machines and telecommunications equipment represent products requiring increasing amounts of memory. Customers of ESI's memory systems include Fujitsu, LG Semiconductor, Hitachi, Hyundai, IBM, NEC, Samsung, Siemens, and Texas Instruments.

Memory device manufacturers use a laser process that removes defective circuit elements while programming spare elements to be replacements and thereby salvaging a memory device. Cost reductions and demand for higher capacity memory devices have lead manufacturers to reduce the size of circuit elements while increasing the number of circuit elements per device. This increased density in memory devices has required leading edge semiconductor processes, resulting in lower initial manufacturing yields.

The yield enhancement process begins with circuit designers adding extra or spare elements to the memory array. During the manufacturing process each device is tested to determine yield. When a defective element is identified, its location or address is recorded and given to ESI's laser system to effect a replacement or repair. The laser system positions a laser beam over connecting links to the defective element and cuts or breaks the electrical path. Replacements are added by programming the failed address into a new or spare element. Redundancy is used by every significant manufacturer of DRAMs and is increasingly being used by manufacturers of other semiconductor memory applications, such as SRAMs, DSPs, and other logic devices.

ESI began shipments of the Model 9300 Laser Repair system in August 1996. This system features a patented laser system technology operating at a 1.3 micron wavelength that enables manufacturers to use metal links which are required for advanced memory devices. This system is recognized as the new industry standard for future laser repair systems.

ESI also offers the Model 1225ci and Model 9250 series systems. The Model 1225ci uses patented stage plus galvanometer beam positioning to provide throughput benefits, a small footprint, and a high cost performance ratio.
It is used by manufacturers requiring increased capacity of four and sixteen megabit devices. The ESI Model 9250 series provides high throughput and high reliability for those manufacturers using poly-link materials, even for advanced memory devices.

VISION SYSTEMS. ESI's vision systems combine advanced computer technology, proprietary software and optical equipment to reduce application development time and provide machine vision inspection that facilitates quality products and fast throughput. ESI's vision systems are integrated in ESI's laser systems and are also marketed independently to electronic and semiconductor industry customers for general purpose inspection, part position verification for manufacturing processes, wafer identification using OCR, measurement, alignment, machine guidance and assembly verification. Customers for ESI's vision products include Hewlett Packard and IBM.

ELECTRONIC PACKAGING SYSTEMS. ESI provides a cost effective method for forming vias, which are the basis for creating electrical connections in a multiple layer printed circuit board and electronic packages. Applications in this market include new generations of integrated circuit packages, multi chip modules, and high density circuit boards. The primary advantage of the technology is the ability to process very small vias in a wide variety of materials. Electronic industry materials include ceramic, traditional glass reinforced circuit boards, copper, and new organic compounds. Customers include Automata, Erricson, IBM, Johnson-Matthey/ACI, Sheldahl, Siemens and W.L. Gore.

DRILLING PRODUCTS. The Model 5100, introduced in June 1996, is the current laser-based product offering, and features the capability to drill up to 10,000 micro-vias per minute. The Model 5100 includes a proprietary laser, operating in the ultraviolet region of the light spectrum, which can cleanly cut copper and glass-reinforcement without damaging or burning organic materials. The system can form blind or through holes in all of the common circuit board materials and uses a unique real-time inner layer alignment to deliver high placement accuracy. In this way, the user can achieve the smallest pad dimensions enabling the production of today's emerging high density packages.

Dynamotion, a subsidiary purchased on June 9, 1997, produces computer-controlled mechanical drilling equipment which is sold to manufacturers of printed circuit boards (PCBs) and semiconductor packages.
The drilling machines are used to produce thousands of very small holes, sometimes as small as .004" in diameter, which is the diameter of a human hair.


Four product lines of computer-controlled drilling equipment are produced by
Dynamotion: (1) DM 9400/9500 with a patented vacuum pre-load air bearing guiding design for the high-dynamic stability necessary for micro-drilling;
(2) Six-PAK-TM- with its new innovative design is economical, accurate, compact and extremely productive for the commercial, high-volume PCB market; (3) Modular Systems offer the same characteristics as the DM 9400/9500 to the prototype and quick-turn market; and (4) Smart DrillTM with its patented vision optimization capability offers a fast, highly accurate method of optimizing and drilling for the most sophisticated multilayer board manufacturers.

ROUTING PRODUCTS. Dynamotion produces computer-controlled routers which are sold to computer manufacturers and manufacturers of PCBs. Routers are used to cut and shape individual PCBs out of panels. Currently, the two primary machining processes required to produce a PCB are routing and drilling. In contrast to a drill, which makes thousands of tiny holes on a PCB, the router cuts the shape of the PCB, as well as the larger holes and special cavities for mounting of semiconductor die. The computer-controlled cuts made by the router can be very complex since the position of the cuts are pre-programmed in three axes.

A newly emerging PCB chip carrier technology creates unusual demands on the routing process. Perfect registration of routed edges with respect to the circuitry features and the internal layers are required to successfully produce chip carriers. Very accurate depth control is necessary for cavity routing. Dynamotion produces two product lines of computer controlled routers: the SMART-TM- Driller/Router and the Six-PAK-TM- Router Drill.

SALES, MARKETING AND SERVICE

ESI sells its products worldwide through direct sales and service offices located in or near: Boston, Massachusetts, Dallas, Texas, Portland, Oregon, San Diego and Santa Ana, California in the United States; Tokyo and Nagoya, Japan, Seoul, Korea, and Taipei, China in Asia; and Munich, Germany, London, England and Leiderdorp, Netherlands in Europe. ESI serves customers in approximately 30 additional countries through manufacturers representatives.

ESI has a substantial base of installed products in use by leading worldwide electronics manufacturers. ESI emphasizes strong working relationships with these leading manufacturers in order to meet their needs for additional systems and to facilitate the successful development and sale of new products to these customers.

ESI maintains service personnel wherever it has a significant installed base and provides service anywhere its equipment is installed. New systems are tested to ensure they meet requirements and acceptance criteria as specified in customer orders. ESI also offers a variety of maintenance contracts and parts replacement programs.

ESI has an OEM contract with Advantest Ltd. to supply memory yield improvement systems in Japan. Sales to Advantest amounted to 10.5%, 6.8% and 7.2% of net sales for the fiscal years 1997, 1996, and 1995. ESI maintains a presence in Korea through a wholly-owned subsidiary.

Sales outside the U.S. accounted for 71.0%, 66.8% and 70.9% of ESI's net sales for fiscal years 1997, 1996 and 1995.

One customer accounted for 10.5% of sales in fiscal 1997. In fiscal year 1996, no one customer exceeded 10% of sales. One customer accounted for 12.4% of ESI's sales in fiscal 1995.

BACKLOG

Backlog consists of written purchase orders for products for which ESI has assigned shipment dates within the following twelve months. Backlog also includes written purchase orders for spare parts and service to be delivered or performed within the next twelve months. Backlog was $25 million at May
31, 1997 versus $35 million at May 31, 1996 and $26 million at May 31, 1995. ESI expects all of its existing backlog to ship within the next twelve months.

RESEARCH, DEVELOPMENT AND TECHNOLOGY

ESI believes that its ability to compete effectively depends, in part, on whether it can maintain and expand its expertise in core technologies and product applications. The primary emphasis of ESI's research and development is to advance ESI's capabilities in:

    -    Lasers and laser/material interaction
    -    High speed, sub-micron motion control systems
    -    Precision optics
    -    High speed, small parts handling
    -    Image processing and optical character recognition
    -    Real-time production line electronic measurement
    -    Real-time software
    -    Systems integration

ESI's research and development expenditures for fiscal years 1997, 1996, and 1995 were $16.5 million (11.0% of net sales), $16.3 million (10.2% of net sales), and $13.7 million (12.7% of net sales), respectively. The foregoing figures do not include the effect of research and development expenditures funded by the Advanced Research Projects Agency (ARPA) of the U.S. Government.

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

For laser trimming systems, major competitors are NEC and General Scanning. In miniature capacitor test and production equipment, ESI's competition comes mainly from manufacturers that develop systems for internal use, and in Japan, from test equipment manufactured by Tokyo Weld and Humo, among others. ESI's major competitors for memory repair systems are Nikon and General Scanning. ESI also competes with stand alone vision suppliers such as Cognex and Robotic Vision Systems, and with robotics and factory automation companies, such as Allen Bradley. There are also numerous other vision companies and captive vendors in Japan, North America and Europe. ESI's electronic packaging systems compete with mechanical drilling manufacturers such as Hitachi-Seiko, Excellon and laser system provider, Lumonics.

MANUFACTURING AND SUPPLY

ESI's laser system manufacturing operations consist of electronic subassembly, laser production and final system assembly. Principal production facilities are headquartered in Portland, Oregon. Miniature capacitor test and production systems are manufactured by ESI's Palomar and Chip Star subsidiaries near San Diego, California. Dynamotion drilling and routing products are produced in Santa Ana, California. ESI also uses qualified manufacturers to supply many components of its products.

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

EMPLOYEES

As of May 31, 1997, ESI employed 649 persons, including 195 in engineering, research and development, 251 in manufacturing and 203 in marketing, sales, customer service and administration. Many of ESI's employees are highly skilled, and ESI's success will depend in part upon its ability to attract and retain such employees, who are in great demand. ESI has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. ESI considers its employee relations to be good.

PATENTS AND OTHER INTELLECTUAL PROPERTY

ESI has a policy of seeking patents, when appropriate, on inventions relating to new products and improvements which are discovered or developed as part of ESI's on-going research, development and manufacturing activities. ESI owns 40 United States patents and has applied for 16 patents in the United States. In addition, ESI has 35 foreign patents and has applied for 40 additional foreign patents. Although ESI's patents are important, ESI believes that the success of its business depends to a greater degree on the technical competence and innovation of its employees.

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

ITEM 2.  PROPERTIES

The Company's executive and administrative offices, and principal laser system manufacturing facilities are located in a two-building complex located on 16 acres in Sunset Science Park, in Portland, Oregon. The buildings are owned by ESI, and contain approximately 134,000 square feet of floor space. Palomar is located in a 64,000 square foot plant on ten acres of land, all owned by ESI, in Escondido, California.

In addition, approximately 15,000 square feet of industrial space is leased in Canton, Massachusetts. The Company also leases 7,000 square feet of office space in Portland, Oregon for its Vision Products Division, 8,000 square feet of office and industrial space in San Marcos, California for its Chip Star subsidiary, 30,000 square feet of office and industrial space in Santa Ana, California for its Dynamotion subsidiary, and office and service space in several additional locations in the United States, and in seven foreign countries.

ITEM 3.  LEGAL PROCEEDINGS

On December 26, 1996, ESI filed a lawsuit against General Scanning, Inc. in the United States District Court for the Northern District of California for patent infringement. The complaint alleges that General Scanning is infringing two of ESI's patents used in the Model 9300 laser repair systems (patent numbers 5,265,114 "System and Method for Selectively Laser Processing a Target Structure of One of More Materials of a Multimaterial, Multilayer Device" and 5,473,624 "Laser System and Method for Selectively Severing Links"). ESI is seeking damages and an injunction against further infringement. General Scanning has filed counterclaims alleging that certain ESI patents are invalid and unenforceable and that ESI has interfered with General Scanning's business reputation. General Scanning is seeking damages and declaratory judgments that the ESI patents are not infringed, are invalid and are unenforceable. While ESI cannot predict the outcome of this or similar litigation or its effect upon ESI, ESI believes that it will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 1997.

ITEM 4(A):    EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company, and their ages and positions as of June 30, 1997, are as follows:

 NAME                        AGE                               POSITION
 ----                        ---                               --------
 Donald R. VanLuvanee        53      Chief Executive Officer, President and
                                      Director
 Robert E. Belter            56      Vice President
 Robert C. Cimino            52      Director of Human Resources
 Barry L. Harmon             43      Chief Financial Officer and
                                      Senior Vice President
 Jon R. Hopper               37      Vice President
 Jonathan C. Howell          43      Vice President
 Mark W. Klug                58      Vice President
 John R. Kurdock             52      Vice President
 Larry T. Rapp               57      Corporate Secretary and Vice President
 Joseph L. Reinhart          38      Vice President
 Joseph Z. Rivlin            62      Vice President
 Vernon R. Swearingen        57      Vice President
 Edward J. Swenson           58      Senior Vice President


Mr. VanLuvanee joined the Company in 1992 as Chief Executive Officer, President and a Director. From July 1991 to July 1992, Mr. VanLuvanee was President, Chief Executive Officer and a Director at Mechanical Technology Inc., a supplier of contract research and development services and a manufacturer of technologically advanced equipment. From 1990 to 1991, he was President and Chief Executive Officer of BCT Spectrum, Inc., a supplier of vacuum deposition systems. From 1984 to 1990, he was President, Chief Operating Officer and a Director of Kulicke and Soffa Industries, Inc., a supplier of capital equipment and consumables to the microelectronics industry. Mr. VanLuvanee is also a Director of Micro Component Technology, Inc., a leading manufacturer of automated test handling equipment, and FEI Company, which designs, manufactures and markets focused ion beam workstations and both ion and electron emitter and focusing column components.

Mr. Belter joined ESI in May, 1997 and was elected President and General Manager of the Palomar subsidiary and a Corporate Vice President. Mr. Belter is responsible for the ceramic capacitor production equipment business unit, including the Palomar and Chip Star subsidiaries. Prior to joining ESI, Mr. Belter served as a consultant to the Company in marketing and product development for one year. Mr. Belter has extensive prior experience in the electronic component industry, including four years as President and General Manager of Johanson Dielectrics, and ten years as President and General Manager of Kyocera Northwest, North American Electronic Components.

Mr. Cimino joined ESI in 1993 as Director of Human Resources. Mr. Cimino was employed by Eastman Kodak prior to joining ESI. He held management positions at Kodak in human resources, customer service, sales, and real estate asset management.

Mr. Harmon joined the Company in 1992 and has served the Company in various financial management positions. In January 1995, he was elected Chief Financial Officer and Senior Vice President. Mr. Harmon held various financial management positions with the Global Private Banking Group of Citibank from 1985 to 1991. He was employed by Arthur Andersen LLP from 1976 until 1983.
Mr. Harmon is a licensed CPA.

Mr. Hopper joined ESI as a Group Vice President in the Electronic Packaging Business Unit upon Dynamotion's merger with the Company on June 9, 1997. Previously, he was Chairman, President and Chief Executive Officer of Dynamotion from April 1995. Mr. Hopper's experience includes several management positions in high technology businesses during the period from 1990 to 1994.

Mr. Howell joined ESI in April 1993 as Director of MIS. In June 1995, he was appointed Managing Director of the Vision Products Division. In September 1995, Mr. Howell was elected Vice President. Since July 1996, Mr. Howell is responsible for the Company's technical staff and resources. Mr. Howell has extensive management experience from Citibank, Gulf and Western and Arthur Young & Co.

Mr. Klug joined Palomar Systems, Inc. in August 1992 and in April 1993 was elected a Corporate Vice President. Mr. Klug is responsible for the test segment of the capacitor equipment business unit. From 1988 to 1992, Mr. Klug was Vice President of Engineering for Symtek Systems, Inc., and between 1983 and 1988 he held senior management positions with Kulicke and Soffa Industries, Inc., including Senior Vice President of U.S. Operations and Vice President of Engineering.

Mr. Kurdock joined ESI in February 1997 as Group Vice President and General Manager of Portland Operations. Prior to joining ESI, Mr. Kurdock served as Vice President of the Surface Mount Division for Universal Instruments. He has also held senior operating positions with the Silicon Valley Group and Perkin Elmer.

Mr. Rapp joined the Company in 1966 and has served in various capacities in engineering. In 1982 he became the Government Relations and Patent Manager. He served as Assistant Secretary from 1988 to 1991, and in January 1992 was elected Corporate Secretary and Legal Manager. In September 1995, Mr. Rapp was elected Vice President.

Mr. Reinhart joined ESI in 1993 as Communications and Contracts Manager and was promoted to Director of Business Development in April 1995. He was elected a Vice President in September 1996. His experience includes finance, venture funding, mergers and acquisitions and administration in high-technology businesses.

Mr. Rivlin, who joined the Company in 1994, was elected Vice President of
Sales in February 1995.   Prior to joining ESI, Mr. Rivlin was Vice President
of Sales and Service for Solbourne Computer, and President and CEO of XRL, Inc. He has held other management positions at GenRad, Fairchild Camera and Instrument Corp., and Veeco Instruments, Inc.

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

FISCAL QUARTER                   1997                           1996
--------------                   ----                           ----
                       HIGH      LOW      CLOSING     HIGH      LOW     CLOSING
                       ----      ---      -------     ----      ---     -------
1st Quarter. . . . .  $27-1/4   $15-1/2   $18-1/4   $39-3/4   $24-5/8   $33-3/4
2nd Quarter. . . . .   26        17-1/4    24-1/4    41-1/2    24-1/2    28-1/2
3rd Quarter. . . . .   31-3/4    22-1/2    27        30-1/2    18-3/4    21-1/2
4th Quarter. . . . .   39-1/4    23-3/4    38        28-3/4    16-3/4    26-1/2


The Company has not paid any cash dividends on its Common Stock during the last five fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

The approximate number of shareholders of record at May 31, 1997 was 336.


ITEM 6.  SELECTED FINANCIAL DATA

                                                              FISCAL YEARS ENDED MAY 31,
                                                              --------------------------
(THOUSANDS OF DOLLARS EXCEPT PER SHARE)      1997           1996           1995           1994           1993
-------------------------------------------------------------------------------------------------------------
Net sales                                $150,159       $159,705       $108,215        $72,550        $67,851
   Laser systems and service              104,535        108,577         66,045         41,985         36,742
   Capacitor manufacturing equipment       40,457         47,531         39,115         23,961         20,393
   Vision systems                           5,167          3,597          3,055          2,562          2,736
   Divested product lines(1)                   --             --             --          4,042          7,980
Net income(2)                              18,952         19,894         11,517          7,874          2,244
Net income per share(2)                      2.19           2.31           1.53           1.23           0.37
Working capital                           113,201         92,901         74,419         36,247         28,883
Net property, plant and equipment          16,185         16,662         15,616         14,592         16,696
Total assets                              148,886        132,525        110,598         62,366         61,161
Long-term debt                                 --             --             --             --          4,809
Shareholders' equity                      135,212        114,916         94,444         53,547         43,950

(1)   See Management's Discussion and Analysis.
(2) Fiscal 1996 excludes the $6.0 million In-Process Research and Development write off associated with the acquisition of XRL.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR ENDED MAY 31, 1997 COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

Revenue for fiscal 1997 was $150.2 million, which was 6.0% or $9.5 million lower than for fiscal 1996. The decline was due to lower shipments of capacitor production equipment during the first half of fiscal 1997, as customers absorbed capacity added in the prior year, and lower sales of circuit fine tuning systems throughout the year. These declines were partially offset by an increase from $4.8 million to $10.8 million in laser-based electronics packaging systems and smaller increases in the sales of semiconductor memory yield improvement and vision systems.

Gross margin of 53.6% for the year ended May 31, 1997 was slightly below the 54.4% gross margin for fiscal 1996. The sales decline in capacitor production equipment increased manufacturing overhead cost per unit sold was the most significant factor causing the decrease in margin. Increased sales of higher margin semiconductor yield improvement systems, electronic packaging equipment and machine vision systems positively affected gross margin.

Selling, service and administrative expenses were $3.3 million lower for the year ended May 31, 1997. The decrease is a result of lower selling commissions associated with decreased sales volumes and lower incentive compensation. Selling, service and administrative expenses decreased as a percentage of sales, to 24.4% from 25.0% from year to year.

Research, development and engineering expenses for the year ended May 31, 1997 were $0.3 million higher than the prior year. Research, development and engineering expenses increased, as a percentage of sales, to 11.0% for 1997 from 10.2% for the prior year. The comparison between spending of the current year and the prior year does not include the acquired in-process research and development charge of $6.0 million incurred in connection with the purchase price allocation of XRL, Inc in fiscal 1996.

The effective tax rate of 34.1% for the year ended May 31, 1997 decreased from 36.5% as a result of an increased benefit recognized on foreign sales.

Net income for the year ended May 31, 1997 was $19.0 million or $2.19 per share compared to $16.1. million or $1.87 per share for the same period of the prior year.

FISCAL YEAR ENDED MAY 31, 1996 COMPARED TO FISCAL YEAR ENDED MAY 31, 1995

Net sales increased 47.6% or $51.5 million. The increasing electronics content, complexity and decreasing size of consumer communication devices, automotive components and computers is directly related to the increased demand for ESI's products. Sales of semiconductor yield improvement systems more than doubled. The acquisition of XRL, Inc. in July 1995 contributed $18.9 million toward the increase in semiconductor yield improvement sales. Increased volume and more favorable product mix of capacitor manufacturing products and circuit fine tuning systems also contributed significantly to the revenue growth. ESI's emerging electronic packaging business reported modest growth.

Gross margin increased from 52.5% for fiscal 1995 to 54.4% as a result of increased volume of semiconductor yield improvement equipment sold, increased sales of higher margin circuit fine tuning systems, and productivity improvements in the capacitor carrier plate manufacturing process.

Selling, service and administrative expenses decreased, as a percentage of sales, to 25.0% from 25.5% for fiscal 1996 compared to the same period of the prior year. Selling, service and administrative expenses increased $12.2 million compared to the prior year as a result of higher selling commissions and travel associated with increased sales levels, salaries and incentive compensation.

Research, development and engineering expenses increased $3.1 million for the year ended May 31, 1996 compared to the prior year. Increased product development efforts resulted in additional project material costs and compensation related to new hires. Engineering costs associated with XRL also contributed to the increase. Research, development and engineering expenses declined, as a percentage of sales, to 10.2% for fiscal 1996 from 12.1% for the prior year as sales grew faster than spending increases.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal sources of liquidity are existing cash, cash equivalents and marketable debt securities of $43.2 million, accounts receivable of $48.9 million, and a $7.0 million line of credit, none of which was outstanding at May 31, 1997. ESI has no debt and a current ratio of 9.3:1. Working capital increased to $113.2 million at May 31, 1997, from $92.9 million at May 31, 1996. Accounts receivable increased as product payment terms are longer for the recently introduced models 9300, 5100 and 3300. Current liabilities decreased from May 31, 1996 due to acceleration of income tax payments and reduced incentive compensation accruals.

In June 1997, the Company closed two mergers, Dynamotion / ATI Corp. and Chip Star, Inc. Both of these companies operate from a single location in Southern California and develop and sell capital equipment that is complementary to existing ESI markets and customers. Refer to Business Environment in the Notes to Consolidated Financial Statements for additional information.

The total consideration for both mergers was 1,047,000 shares of ESI stock. In addition, Dynamotion debt liabilities of approximately $11.0 million were liquidated immediately after the merger was closed with ESI's existing resources. Debt liabilities are not expected to be used to finance future Dynamotion working capital requirements.

Production capacity for these acquired businesses is expected to be satisfied from existing facilities, which are leased, or their replacement. In connection with ESI's Portland based operations, the Company is undertaking renovations to improve space utilization and may consider the lease or purchase of additional facilities to satisfy growth potential. The fiscal 1998 capital expenditures are expected to increase approximately 50.0% over the level incurred during the past three years due to these renovations and will be satisfied with existing cash resources. The Company may acquire or invest in other complementary businesses, product lines or technologies. These acquisitions or investments may require additional debt or equity capital to fund such activities.

A summary of cash flow activities is as follows (in thousands):

                                                    1997      1996       1995
                                                    ----      ----       ----
Cash flows provided by (used in):
    Operating activities...................      $  8,529   $10,888   $     96
    Investing activities (1)...............       (13,621)   (4,897)   (21,456)
    Financing activities (2)...............         1,796     1,246     24,524
                                                 --------   -------   --------
Increase (decrease) in cash and cash
    equivalents (3)..................            $ (3,296)  $ 7,237   $  3,164
                                                 --------   -------   --------

(1) Reflects the net purchase of $9.5 million, $1.1 million, and $17.0 million in marketable debt securities during fiscal 1997, 1996, and 1995, respectively.
(2) Reflects net proceeds from stock offering in fiscal 1995.
(3) Total cash and securities increased from $37.0 million on May 31, 1996 to $43.2 million on May 31, 1997.

OPERATING ACTIVITIES: Operating activities provided $8.5 million in cash. The increase in trade receivables of $10.2 million is due to longer product payment terms for the recently introduced models 9300, 5100 and 3300. Collection of receivables in June 1997 reduced this balance by approximately $10.0 million. The decrease in accrued liabilities of $4.8 million is a function of lower incentive compensation and an acceleration of income tax payments.

INVESTING ACTIVITIES: Net cash of $13.6 million was used in investing activities. The Company made purchases in the amount of $3.4 million to upgrade computing resources and improve manufacturing capabilities by investing in equipment that will decrease costs and improve quality. In addition, net purchases of highly liquid marketable debt securities utilized $9.5 million.

FINANCING ACTIVITIES: Net cash of $1.8 million was generated from financing activities in the form of stock option exercises and the related tax benefit.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors, semiconductor memory devices, and circuits used in wireless telecommunications equipment, including pagers and cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Several large, multinational electronics companies constituted 47.1% of the Company's fiscal 1997 sales and therefore, the loss of any of these customers would be significant.

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

International shipments accounted for 71.0% of sales for fiscal 1997 compared to 66.8% of sales for fiscal 1996. The Company expects that international shipments will continue to represent a majority of net sales in the future. As a result, a significant portion of the Company's net sales will be subject to certain risks, including changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining US export licenses and the difficulties of staffing and managing foreign operations.

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 15.6% of fiscal 1997 consolidated operating expenses and are equally split between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                               MAY 31,
                                                               -------
                                                          1997          1996
                                                          ----          ----
                                                           (IN THOUSANDS)

 CURRENT ASSETS:
  Cash and cash equivalents....................        $  15,326     $  18,622
  Securities available for sale................           27,860        18,363
                                                       ---------     ---------
      Total cash and securities................           43,186        36,985
  Trade receivables, less allowance for doubtful
    accounts of $230 and $314 at May 31, 1997
    and 1996...................................           48,870        39,792
  Inventories -
    Finished goods.............................            4,322         2,979
    Work-in-process............................            6,757         6,188
    Raw materials and purchased parts..........           20,794        21,000
                                                       ---------     ---------
      Total inventories........................           31,873        30,167

  Deferred income taxes........................            2,366         2,747
  Other current assets.........................              580           819
                                                       ---------     ---------
    Total current assets.......................          126,875       110,510


PROPERTY AND EQUIPMENT, AT COST                           40,631       38,853
  Less-Accumulated depreciation................          (24,446)      (22,191)
                                                       ---------     ---------
   Net property and equipment..................           16,185        16,662


DEFERRED INCOME TAXES..........................            1,042         1,137

OTHER ASSETS...................................            4,784         4,216
                                                       ---------     ---------
                                                        $148,886      $132,525
                                                       ---------     ---------
                                                       ---------     ---------

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.............................         $  6,219      $  5,142
  Accrued liabilities -
    Payroll related............................            3,457         3,433
    Commissions................................            1,933         1,890
    Income taxes...............................              245         2,463
    Other......................................            1,742         4,405
                                                       ---------     ---------
    Total accrued liabilities..................            7,377        12,191
  Deferred revenue.............................               78           276
                                                       ---------     ---------
    Total current liabilities..................           13,674        17,609
                                                       ---------     ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value; 1,000 shares
   authorized; no shares issued.................              --            --
  Common stock, without par value; 40,000 shares
   authorized; 8,768 and 8,655 shares issued and
   outstanding at May 31, 1997 and 1996.........          57,586        55,790
  Retained earnings.............................          77,626        59,126
                                                       ---------     ---------
    Total shareholders' equity..................         135,212       114,916
                                                       ---------     ---------
                                                        $148,886      $132,525
                                                       ---------     ---------
                                                       ---------     ---------

           The accompanying notes are an integral part of these statements.

            ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED MAY 31,
                                            1997           1996         1995
                                            ----           ----         ----

                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales................................ $150,159       $159,705      $108,215
Cost of sales............................   69,676         72,754        51,413
                                          --------       --------      --------
  Gross margin...........................   80,483         86,951        56,802
Operating expenses:
  Selling, service and administrative....   36,593         39,858        27,635
  Research, development and engineering..   16,538         16,243        13,108
  Acquired in-process research and
   development...........................       --          6,000            --
                                           --------       --------      --------
   Total operating expenses..............   53,131         62,101        40,743
Operating income.........................   27,352         24,850        16,059
Interest income..........................    1,460          1,185           565
Other expense, net.......................      (75)          (719)         (167)
                                           --------       --------      --------
Income before income taxes...............   28,737         25,316        16,457
Provision for income taxes...............    9,785          9,234         4,940
                                           --------       --------      --------
Net income............................... $ 18,952      $  16,082     $  11,517
                                           --------       --------      --------
Net income  per share.................... $   2.19      $    1.87     $    1.53
                                           --------       --------      --------
Weighted average number of shares
  used in computing per share amounts....    8,673          8,606         7,510

         The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 1995, 1996 AND 1997

                                                                  COMMON STOCK
                                                                  ------------
                                                             NUMBER OF                     RETAINED
                                                               SHARES        AMOUNT        EARNINGS     TOTAL
                                                             ---------       ------        --------     -----
                                                                                  (IN THOUSANDS)
 BALANCE AT MAY 31, 1994....................................    6,420        $22,097        $31,450    $  53,547
    Net income..............................................       --             --         11,517       11,517
    Non-employee directors stock incentive plan.............       --             19             --           19
    Stock plans:
        Employee stock plans................................      241          2,104             --        2,104
        Tax benefit of stock options exercised..............       --          1,068             --        1,068
    Shares issued for acquisition of Chicago Laser..........      333          1,939             --        1,939
    Shares issued in stock offering.........................    1,380         22,535             --       22,535
    Unrealized gain on securities...........................       --             --             60           60
    Cumulative translation adjustment.......................       --             --          1,655        1,655
                                                                -----        -------        -------     --------
 BALANCE AT MAY 31, 1995....................................    8,374         49,762         44,682       94,444
    Net income..............................................       --             --         16,082       16,082
    Stock plans:
        Employee stock plans................................       85            706             --          706
        Tax benefit of stock options exercised..............       --            540             --          540
    Shares issued for acquisitions..........................      196          4,782             --        4,782
    Unrealized loss on securities...........................       --             --            (42)         (42)
    Cumulative translation adjustment.......................       --             --         (1,596)      (1,596)
                                                                -----        -------        -------     --------

 BALANCE AT MAY 31, 1996....................................    8,655         55,790         59,126      114,916
    Net income..............................................       --             --         18,952       18,952
    Stock plans:
        Employee stock plans................................      113          1,235             --        1,235
        Tax benefit of stock options exercised..............       --            561             --          561
    Unrealized loss on securities...........................       --             --            (19)         (19)
    Cumulative translation adjustment.......................       --             --           (433)        (433)
                                                                -----        -------        -------     --------

 BALANCE AT MAY 31, 1997....................................    8,768        $57,586        $77,626     $135,212
                                                                -----        -------        -------     --------

       The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED MAY 31,
                                                                               ------------------
                                                                          1997           1996         1995
                                                                          ----           ----         ----
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income........................................................   $18,952        $16,082      $11,517
Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
   Acquired in-process research and development......................        --          6,000           --
   Depreciation and amortization.....................................     3,070          2,759        2,618
   Other non-cash charges (credits)..................................        --             --         (414)
   Deferred income taxes.............................................       476           (770)      (1,626)
  Changes in operating accounts:
     Increase in trade receivables...................................   (10,219)        (6,680)     (13,913)
     Increase in inventories.........................................      (940)        (3,138)      (2,795)
     Decrease (increase) in other current assets.....................       239             15         (347)
     (Decrease) increase in current liabilities......................    (3,049)        (3,380)       5,056
                                                                        -------        -------      -------
   Net cash provided by operating activities.........................     8,529         10,888           96
                                                                        -------        -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of XRL subsidiary, net of cash acquired (1)..............        --           (492)          --
   Purchase of Chicago Laser subsidiary, net of cash acquired (2)....        --             --         (707)
   Purchase of property and equipment................................    (3,370)        (3,635)      (2,989)
   Proceeds from the sale of property and equipment..................        --             --          648
   Purchase of securities............................................   (42,316)       (30,986)     (20,950)
   Proceeds from sales of securities and maturing securities.........    32,800         29,850        4,000
   (Increase) decrease in other assets...............................      (735)           366       (1,458)
                                                                        -------        -------      -------
   Net cash used in investing activities.............................   (13,621)        (4,897)     (21,456)
                                                                        -------        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments to retire debt...........................................        --             --       (1,183)
   Proceeds from secondary stock offering............................        --             --       22,535
   Proceeds from exercise of stock options and stock plans and
      related tax benefits...........................................     1,796          1,246        3,172
                                                                        -------        -------      -------
   Net cash provided by financing activities.........................     1,796          1,246       24,524
                                                                        -------        -------      -------
NET CHANGE IN CASH AND CASH EQUIVALENTS..............................    (3,296)         7,237        3,164
CASH AND CASH EQUIVALENTS AT JUNE 1..................................    18,622         11,385        8,221
                                                                        -------        -------      -------
CASH AND CASH EQUIVALENTS AT MAY 31..................................   $15,326        $18,622      $11,385
                                                                        -------        -------      -------

       The accompanying notes are an integral part of these statements.

(1)    Acquisition of XRL subsidiary:

       Assets less liabilities acquired, net of cash acquired           $(5,073)
       Issuance of common stock                                           4,581
                                                                        -------
       Net cash used to acquire business                                $  (492)


(2)    Acquisition of Chicago Laser subsidiary:

       Assets less liabilities acquired, net of cash acquired           $(2,646)
       Issuance of common stock                                           1,939
                                                                        -------
       Net cash used to acquire business                                $  (707)


Cash payments for interest were not significant in 1997, 1996 or 1995.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

BUSINESS ENVIRONMENT

The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries (the Company), all of which are wholly owned. The Company designs and manufactures sophisticated products used around the world in electronics manufacturing including: laser manufacturing systems for semiconductor yield improvement, production and test equipment for the manufacture of surface mount ceramic capacitors, circuit fine tuning systems, precision laser and mechanical electronic packaging production systems and machine vision systems. The Company serves the global electronics market from its headquarters in Portland, Oregon and through subsidiaries located in the United States, Europe and Asia.

CONCENTRATIONS OF CREDIT RISK

The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, securities held for sale, trade receivables and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. The Company places its investments with high credit quality financial institutions and limits the credit exposure from any one institution or instrument. To date, the Company has not experienced losses on any of these investments. The Company sells a significant portion of its products to a small number of electronics manufacturers: 47.1% of fiscal 1997 revenues were derived from ten customers. The Company's operating results could be adversely affected if the financial condition and operations of these key customers decline.

CONCENTRATIONS OF OTHER RISKS

The Company's operations involve a number of other risks and uncertainties including but not limited to the cyclicality of the electronics market, rapidly changing technology, international operations and hedging exposures. Refer to Management's Discussion and Analysis for additional commentary.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the accompanying consolidated financial statements for 1995 and 1996 to conform with the 1997 presentation.

REVENUE RECOGNITION

The Company generally recognizes revenue at the time of shipment.

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

Expenditures for maintenance, repairs and minor improvements are charged to expense. Major improvements and additions are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other expense.

FOREIGN CURRENCY TRANSLATION

The Company accounts for foreign currency translation in accordance with Statement of Financial Accounting Standards No. 52. The total cumulative translation adjustment included in retained earnings is $(4), $429 and $2,025 at May 31, 1997, 1996 and 1995, respectively. Foreign currency transaction losses were $176 and $227 for the years ended May 31, 1997 and 1995, respectively, with a gain of $380 for the year ended May 31, 1996. These amounts are included in other expense in the accompanying Consolidated Statements of Income.

PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                                       MAY 31,
                                                       -------
                                                1997              1996
                                                ----              ----
 Land......................................   $ 3,419           $ 3,419
 Buildings and improvements................    13,060            12,957
 Machinery and equipment...................    23,883            22,135
 Construction in progress..................       269               342
                                              -------           -------
                                              $40,631           $38,853
                                              -------           -------

LINE OF CREDIT

The Company has a short-term revolving line of credit with a large foreign bank totaling $7,000. This line expires in September 1997. Management expects to renew the revolver under similar terms or secure alternate financing. At the Company's option, the interest rate is either prime or LIBOR plus 1.25 percent. There were no borrowings outstanding under the line at anytime during fiscal 1997.

EMPLOYEE BENEFIT PLANS

The Company has an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. The Company contributed $406, $462 and $334 to the plan for the years ended May 31, 1997, 1996 and 1995, respectively.

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

The net deferred tax asset as of May 31, 1997 and May 31, 1996 consists of the following tax effects relating to temporary differences and carryforwards:

                                                              MAY 31,
                                                              -------
                                                      1997              1996
                                                      ----              ----

     Deferred tax assets:
       Inventory valuation........................   $1,385            $1,129
       Vacation pay...............................      629               560
       Warranty costs.............................      440               350
       Accrued compensation.......................      443               392
                                                     ------            ------

                                                      2,897             2,431
       Tax loss and credit carryforwards..........    1,405             1,874
                                                     ------            ------
              Total deferred tax assets...........    4,302             4,305

     Deferred tax liabilities.....................     (894)             (421)
                                                     ------            ------
     Net deferred tax asset.......................   $3,408            $3,884
                                                     ------            ------

At May 31, 1997, there was a net operating loss carryforward of $4,015 available for U.S. federal income tax purposes. These losses were acquired as part of the XRL acquisition and expire through 2008.

The components of income before income taxes and the provision for income taxes are as follows:

                                                  YEAR ENDED MAY 31,
                                                  ------------------
                                           1997           1996           1995
                                           ----           ----           ----
Income before income taxes:
  Domestic............................   $24,225        $23,679         $13,369
  Foreign.............................     4,512          1,637           3,088
                                         -------        -------         -------
                                         $28,737        $25,316         $16,457
                                         -------        -------         -------
Provision for income taxes:
  Current:
    U.S. Federal and State............   $ 6,845       $  8,577        $  3,762
    Foreign...........................     1,903            887           1,736
                                         -------        -------         -------
                                           8,748          9,464           5,498
  Deferred............................       476           (770)         (1,626)
  Income tax effect of stock
    options exercised.................       561            540           1,068
                                         -------        -------         -------
                                         $ 9,785       $  9,234        $  4,940
                                         -------        -------         -------

In accordance with SFAS 109, the tax benefit related to stock option exercises has been recorded as an increase to Common Stock rather than a reduction to the provision for income taxes.

A reconciliation of the provision for income taxes at the federal statutory income tax rate to the provision for income taxes as reported is as follows:

                                                                               YEAR ENDED MAY 31,
                                                                               ------------------
                                                                        1997              1996           1995
                                                                        ----              ----           ----
  Provision computed at federal statutory rate.....................   $10,059            $8,861         $5,595
  Higher than U.S. tax rates in foreign jurisdictions..............       323               314            753
  Impact of U.S. tax loss and credit carryforwards utilization.....        --              (434)        (1,236)
  Impact of state taxes............................................       878               711            273
  Benefit of foreign sales corporation (FSC).......................    (1,468)             (137)          (217)
  Other, net.......................................................        (7)              (81)          (228)
                                                                      -------             -----         ------
                                                                      $ 9,785             $9,234        $4,940
                                                                      -------             -----         ------

Consolidated income tax payments amounted to $11,020, $7,968 and $4,388 for the years ended May 31, 1997, 1996 and 1995, respectively.

EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding APB Opinion 15. SFAS 128 is required to be adopted for periods ending after December 15, 1997. When adopted, all prior earnings per share ("EPS") calculations will be restated to conform to SFAS 128. The pro forma effects of applying SFAS 128 to EPS are as follows:

                                                YEAR ENDED MAY 31,
                                                ------------------
                                        1997           1996              1995
                                      -------        -------           -------
Primary EPS as reported                $2.19          $1.87             $1.53
Effect of SFAS 128                      0.00           0.00              0.00
                                       -----          -----             -----
Basic EPS as restated                  $2.19          $1.87             $1.53
                                       -----          -----             -----

Fully diluted EPS as reported          $2.19          $1.87             $1.53
Effect of SFAS 128                     (0.06)         (0.04)            (0.03)
                                       -----          -----             -----
Diluted EPS as restated                $2.13          $1.83             $1.50
                                       -----          -----             -----

COMMITMENTS AND CONTINGENCIES

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to manage well defined foreign currency risks: the Company enters into forward exchange contracts to hedge the value of accounts receivable denominated in a foreign currency. Foreign exchange contracts have gains and losses that are recognized at the settlement date. At May 31, 1997 and 1996, the Company had forward exchange contracts totaling $5,470 and $7,460, respectively. These contracts generally mature in less than one year and the counterparty is a large, widely recognized international bank; therefore, risk of credit loss as a result of nonperformance by the bank is minimal. The use of derivatives does not have a significant effect on the Company's results of operations or its financial position.

The Company leases equipment and office space under operating leases which are non-cancelable and expire on various dates through 2002. The aggregate minimum commitment for rentals under operating leases beyond May 31, 1997 is not significant.

The Company is a party to various legal proceedings. Management believes that the outcome of such proceedings will not have a material effect on the business, financial position or results of operations of the Company.

SECURITIES AVAILABLE FOR SALE

The Company accounts for securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company classifies its marketable debt securities as Securities Available for Sale in the accompanying Consolidated Balance Sheets. The fair market value of these securities at May 31, 1997 and 1996 is $27,860 and $18,363, respectively. All of the Company's marketable debt securities are invested in high-credit quality tax advantaged securities with maturities of less than one year from the date of purchase; the amortized cost of these securities approximates fair market value.

During fiscal 1997 and 1996, proceeds of $32,800 and $29,850, respectively, resulted from the sales or maturities of securities; there were no realized gains or losses associated with these sales or maturities.

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

STOCK PLANS

The Company has stock option and restricted stock grant plans for officers and employees. During fiscal 1997, ESI recorded $475 of compensation expense related to stock grants earned in April 1997. Awards under these plans are determined by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in connection with options, although no options have been granted that include stock appreciation rights. Option prices are at fair market value at the date of the grant and all expire ten years from the date of grant.

The Company has an employee stock purchase plan which allows qualified employees to direct up to 15% of base pay for purchases of stock. The purchase price for shares purchased under the Plan is 85% of the fair market value of stock.

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting For Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting For Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and was effective beginning with the Company's 1996 fiscal year. The Company will continue to account for its employee stock plans in accordance with the provisions of APB
25. Accordingly, the Company has elected to provide pro forma disclosures as required by SFAS 123.

The Company has computed, for pro forma disclosure purposes, the value of all options granted under the stock option plan to be $16.04 and $13.26 for 1997 and 1996. The pro forma value of options granted under the employee stock purchase plan is immaterial for both 1997 and 1996. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for grants in 1997 and 1996:

  Risk-free interest rate                       7.5%
  Expected dividend yield                         0%
  Expected life stock option plan            7 years
  Expected volatility                          48.5%

The total value of options granted would be amortized on a pro rata basis over the vesting period of the options. Options generally vest equally over four years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                                       YEAR ENDED MAY 31,
                                    -----------------------
                                       1997          1996
                                       ----          ----
     NET INCOME:
       As reported................   $18,952        $16,082
       Pro forma..................   $18,216        $15,831

     NET INCOME PER SHARE:
       As reported................   $  2.19        $  1.87
       Pro forma..................   $  2.13        $  1.86

The following table summarizes activity in the stock plans for the years ended May 31, 1997 and 1996:

                                                     YEAR ENDED MAY 31,
                                                     ------------------
                                                1997                   1996
                                       ----------------------  ----------------------
                                                  WEIGHTED-               WEIGHTED-
                                                   AVERAGE                 AVERAGE
                                       SHARES  EXERCISE PRICE  SHARES  EXERCISE PRICE
                                       ------  --------------  ------  --------------
Options outstanding at beginning
  of year............................    835        $20.60          675     $17.61
   Granted...........................    230         25.95          277      22.20
   Exercised.........................     93         16.47           73       9.05
   Canceled..........................     55         20.93           44      20.35
                                         ---        ------          ---     ------
Options outstanding at end of year...    917         22.83          835      20.60
                                         ---        ------          ---     ------
Exercisable at end of year...........    355        $18.27          260     $15.03
                                         ---        ------          ---     ------

The following table sets forth the exercise price range, number of shares outstanding at May 31, 1997, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
---------------------------------------------  --------------------------------------------
                                   WEIGHTED-
                                    AVERAGE
                   OUTSTANDING     REMAINING       WEIGHTED-    EXERCISABLE    WEIGHTED-
RANGE OF EXERCISE     AS OF       CONTRACTUAL       AVERAGE        AS OF        AVERAGE
     PRICES        MAY 31, 1997   LIFE (YEARS)  EXERCISE PRICE  MAY 31, 1997  EXERCISE PRICE
-----------------  ------------   ------------  --------------  ------------  --------------
   $ 2.63-$ 9.88        267           5.76         $  8.86           217          $ 8.53
   $ 9.88-$18.00        210           8.60           17.46            51           16.58
   $18.01-$24.00        183           7.96           23.62            75           23.75
   $24.01-$33.00        243           9.59           28.22             9           32.80
   $33.01-$39.38         14           8.25           38.36             3           38.36
                        ---           ----          ------           ---          ------
                        917           8.18          $22.83           355          $18.27

GEOGRAPHIC REPORTING

The Company operates in the capital equipment segment of the electronics industry with geographic operations in the United States, Europe and Asia. Transfers between geographic areas are made at prevailing market prices. Operating income is total revenue less operating expenses. In computing operating income, none of the following items have been added or deducted: interest income, other expense or the provision for income taxes. Identifiable assets are those assets of the Company that are identified with the operations in each geographic location. Corporate assets are primarily cash and cash equivalents and securities available for sale.

Export sales included in United States sales to unaffiliated customers for the years ended May 31, 1997, 1996 and 1995 were as follows:

                          EUROPE          ASIA        TOTAL
                          ------          ----        -----
 May 31, 1997...........  $2,595        $54,250      $56,845
 May 31, 1996...........   1,532         64,446       65,978
 May 31, 1995...........   3,741         33,890       37,631


In fiscal year 1997, one customer accounted for 10.5% of consolidated net sales. In fiscal 1996, there were no sales to any one customer in excess of 10% of consolidated net sales. During fiscal 1995, one customer accounted for 12.4% of consolidated net sales.

The following data represents segment information for the years ending May 31:

                                                                               ADJUSTMENTS
                                          UNITED                                   AND
1997                                      STATES       EUROPE       ASIA       ELIMINATIONS   CONSOLIDATED
----                                      ------       ------       ----       ------------   ------------
 Sales to unaffiliated customers......... $100,328     $28,872      $20,959      $  --          $150,159
 Transfers between geographic areas......   35,986          --          427       (36,413)            --
                                          --------     -------      -------      --------       --------
 Total revenue........................... $136,314     $28,872      $21,386      $(36,413)      $150,159
                                          --------     -------      -------      --------       --------
 Operating income........................ $ 22,968     $ 2,899      $ 1,623      $   (138)      $ 27,352
                                          --------     -------      -------      --------       --------
 Identifiable assets at May 31, 1997..... $ 92,847     $11,374      $ 9,480      $ (8,001)      $105,700
                                          --------     -------      -------      --------
 Corporate assets........................                                                         43,186
                                                                                                --------
 Total assets at May 31, 1997............                                                       $148,886
                                                                                                --------
                                                                                                --------

 1996
 ----
 Sales to unaffiliated customers......... $119,064     $18,329      $22,312      $     --       $159,705
 Transfers between geographic areas......   28,009           8          543       (28,560)            --
                                          --------     -------      -------      --------       --------
 Total revenue........................... $147,073     $18,337      $22,855      $(28,560)      $159,705
                                          --------     -------      -------      --------       --------
 Operating income (1).................... $ 22,861     $   260      $ 1,965      $   (236)      $ 24,850
                                          --------     -------      -------      --------       --------
 Identifiable assets at May 31, 1996..... $ 99,442     $ 8,624      $ 8,049      $(20,575)      $ 95,540
                                          --------     -------      -------      --------
 Corporate assets........................                                                         36,985
                                                                                                --------
 Total assets at May 31, 1996............                                                       $132,525
                                                                                                --------
                                                                                                --------

 1995
 ----
 Sales to unaffiliated customers......... $ 69,168     $15,869      $23,178      $     --       $108,215
 Transfers between geographic areas......   24,631           9          434       (25,074)            --
                                          --------     -------      -------      --------       --------
 Total revenue........................... $ 93,799     $15,878      $23,612      $(25,074)      $108,215
                                          --------     -------      -------      --------       --------
 Operating income........................ $ 12,415     $   791      $ 2,605      $    248       $ 16,059
                                          --------     -------      -------      --------       --------
 Identifiable assets at May 31, 1995..... $ 82,774     $ 7,994      $10,922      $(19,746)      $ 81,944
                                          --------     -------      -------      --------
 Corporate assets........................                                                         28,654
                                                                                                --------
 Total assets at May 31, 1995............                                                       $110,598
                                                                                                --------
                                                                                                --------

(1) Includes the $6,000 in-process research and development charge associated with the acquisition of XRL, Inc.

ACQUISITIONS

XRL, INC.

In July 1995, the Company acquired all of the outstanding stock of XRL, Inc., a privately held company based in Canton, Massachusetts. XRL provides capital equipment for semiconductor yield improvement. The purchase consideration consisted of 179 shares of ESI stock. The transaction was accounted for as a purchase.

In connection with the purchase price allocation, the Company obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development projects in process. The development of these projects had not reached technological feasibility and the technology has no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development of $6,000 was charged to expense during the quarter ended August 31, 1995 and is reflected in the accompanying Consolidated Statements of Income.

Pro forma combined income statement data for the years ended May 31, 1996 and 1995 was not materially different from results presented in the accompanying Consolidated Statements of Income.

SUBSEQUENT EVENT - CHIP STAR, INC.

In June 1997, ESI merged with Chip Star, Inc. (Chip Star), a privately-held company based in San Marcos, California. Chip Star provides capital equipment for producers of surface mount ceramic capacitors. Consideration paid to Chip Star was 700 shares of ESI stock. The merger will be accounted for as a pooling-of-interests. On May 31, 1997, Chip Star's total assets were $5,927 and shareholders' equity was $3,902.

PRO FORMA QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

                                     1ST      2ND     3RD       4TH
PRO FORMA YEAR ENDED MAY 31, 1997  QUARTER  QUARTER  QUARTER  QUARTER   TOTAL
---------------------------------  -------  -------  -------  -------   -----
Net sales........................  $36,199  $37,415  $40,347  $46,188  $160,149
Gross margin.....................   20,690   20,932   22,160   23,270   87,052
Net income.......................    4,603    5,103    5,758    5,786   21,250
Net income per share.............  $  0.49  $  0.54  $  0.61  $  0.62  $ 2.27


SUBSEQUENT EVENT - DYNAMOTION CORP.

In June 1997, ESI acquired all of the equity of Dynamotion/ATI Corp. (Dynamotion), a publicly-held company based in Santa Ana, California. Dynamotion provides mechanical drilling equipment for printed circuit board manufacturers. The preliminary purchase consideration was $11,950 (347 shares of ESI stock) and assumption of $14,352 of liabilities. The purchase consideration includes the fair market value of all Dynamotion stock options. The purchase price allocation includes $2,361 of goodwill which will be amortized over seven years. The Company is still obtaining certain data related to the acquisition, and accordingly, the purchase price allocation remains open. The transaction was accounted for as a purchase.

In connection with the purchase price allocation, the Company obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development projects in process. The development of these projects had not reached technological feasibility and the technology has no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development of $9,000 will be charged to expense during the quarter ended August 31, 1997. The Company currently believes that the research and development efforts will result in commercially feasible products in the next 24 months at an estimated additional cost of $2,000.

Pro forma combined income statement data, excluding any impact of the previously discussed pooling-of-interests merger with Chip Star, Inc. for the years ended May 31, 1997 and 1996 are as follows:

                                               1997      1996
                                             --------  --------
Sales.....................................   $162,797  $173,208
Income from continuing operations.........   $ 12,958  $ 12,696
Net income per share......................   $   1.44  $   1.42


QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

                                  1ST      2ND      3RD     4TH
YEAR ENDED MAY 31, 1997         QUARTER  QUARTER  QUARTER  QUARTER   TOTAL
-----------------------         -------  -------  -------  -------  --------
Net sales.....................  $34,856  $35,101  $37,202  $43,000  $150,159
Gross margin..................   19,812   19,395   20,072   21,204   80,483
Net income....................    4,379    4,587    4,862    5,124   18,952
Net income per share..........  $  0.51  $  0.53  $  0.56  $  0.59  $  2.19

                                  1ST      2ND      3RD     4TH
YEAR ENDED MAY 31, 1996         QUARTER  QUARTER  QUARTER  QUARTER   TOTAL
-----------------------         -------  -------  -------  -------  --------
Net sales.....................  $35,975  $40,836  $41,626  $41,268  $159,705
Gross margin..................   19,208   22,113   22,592   23,038    86,951
Net income....................     540(1)  4,881    5,244    5,417    16,082
Net income per share..........  $  0.06  $  0.57  $  0.61  $  0.63  $   1.87

(1) Includes the $6,000 in-process research and development charge associated with the acquisition of XRL, Inc.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

Portland, Oregon
July 3, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Information with respect to executive officers of the Company is included under
Item 4(a) of Part I of this Report. No information is required to be included for Item 405 of Regulation S-K for 1997.


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included under "Board Compensation," "Executive Compensation" (excluding the performance graph) and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules.

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated.


Electro Scientific Industries, Inc.
and Subsidiaries:                                                  Page
    Consolidated Balance Sheets as of                              ----
         May 31, 1997 and 1996                                       22
    Consolidated Statements of
         Income for the Years Ended
         May 31, 1997, 1996, and 1995                                23
    Consolidated Statements of
         Shareholders' Equity for the Years Ended
         May 31, 1997, 1996, and 1995                                24
    Consolidated Statements of
         Cash Flows for the Years Ended
         May 31, 1997, 1996, and 1995                                25
    Notes to Consolidated Financial Statements                       27-38
    Report of Independent Public Accountants                         39


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

    10-E.  ESI 1996 Stock Incentive Plan.

    11.    Statement of Calculation of Earnings Per Share.

    21.    Subsidiaries of the Company.

    23.    Consent of Independent Public Accountants.

    27.    Financial Data Schedule.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of fiscal year 1997. However, a Form 8-K was filed on July 7, 1997.


-------------------
    (1)   Management contract or compensatory plan or arrangement.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 1, 1997                  ELECTRO SCIENTIFIC INDUSTRIES, INC.

                                       By /s/ Donald R. VanLuvanee
                                          ----------------------------------
                                       Donald R. VanLuvanee
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 1, 1997.

Signature                                               Title

(1) Principal Executive, Financial and
    Accounting Officers

/s/ Donald R. VanLuvanee                  President and Chief Executive Officer
------------------------------
Donald R. VanLuvanee

/s/ Barry L. Harmon                       Senior Vice President and Chief
------------------------------              Financial Officer
Barry L. Harmon

(2) Directors

/s/ David F. Bolender                     Chairman of the Board
------------------------------
David F. Bolender

/s/ Douglas C. Strain                     Vice Chairman of the Board
------------------------------
Douglas C. Strain

/s/ Larry L. Hansen                       Director
------------------------------
Larry L. Hansen

/s/ W. Arthur Porter                      Director
------------------------------
W. Arthur Porter

/s/ Vernon B. Ryles                       Director
------------------------------
Vernon B. Ryles

/s/ Keith L. Thomson                      Director
------------------------------
Keith L. Thomson

                               EXHIBIT INDEX

 EXHIBIT NO.                      EXHIBIT DESCRIPTION
 -----------                      -------------------
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

   10-E.          ESI 1996 Stock Incentive Plan.

   11.            Statement of Calculation of Earnings Per Share.

   21.            Subsidiaries of the Company.

   23.            Consent of Independent Public Accountants.

   27.            Financial Data Schedule.