Form 10-Q
period 1997-08-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1997-09-26
CIK 726514

                                                                       Page 1/15

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549


                                      FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997 OR

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

AS OF AUGUST 31, 1997 THERE WERE 9,922,624 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

                                                                       Page 2/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                    EXHIBIT INDEX


Part I.  Financial Information

                                                                        Page No.
                                                                        --------

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets                                      3-4
         August 31, 1997 and May 31, 1997

         Consolidated Statements of Income                                  5
         Three Months ended
         August 31, 1997 and August 31, 1996

         Consolidated Statements of Cash Flows                            6-7
         Three Months ended
         August 31, 1997 and August 31, 1996

         Notes to Consolidated Financial Statements                      8-10

Item 2.  Management's Discussion and Analysis of Financial              11-13
         Condition and Results of Operations

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders               14

         Signature                                                         15

                                                                       Page 3/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEETS
                                (Thousands of dollars)


ASSETS                                         August 31, 1997*   May 31, 1997
                                               ----------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 14,242        $ 17,801
   Securities available for sale                    30,332          27,860
   Trade receivables, net                           49,910          50,869
   Inventories                                      38,948          32,851
   Deferred income taxes                             2,366           2,366
   Other current assets                              1,530             580
                                                  --------        --------

         Total current assets                      137,328         132,327
                                                  --------        --------

PROPERTY AND EQUIPMENT, AT COST                     43,467          40,963
   Less - Accumulated depreciation                 (25,347)        (24,559)
                                                  --------        --------

         Net property and equipment                 18,120          16,404
                                                  --------        --------

DEFERRED INCOME TAXES                                4,042           1,042
OTHER ASSETS                                         9,807           5,040
                                                  --------        --------

                                                  $169,297        $154,813
                                                  --------        --------
                                                  --------        --------


           The accompanying notes are an integral part of these statements.

* Unaudited

                                                                       Page 4/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                (Thousands of dollars)



LIABILITIES AND
SHAREHOLDERS' EQUITY                           August 31, 1997*   May 31, 1997
                                               ----------------   ------------

CURRENT LIABILITIES:
   Accounts payable                               $  7,516        $  6,494
   Accrued liabilities:
     Payroll related                                 4,338           4,126
     Commissions                                     2,326           2,189
     Income taxes                                    3,163             811
     Other                                           2,424           2,001
                                                  --------        --------
      Total accrued liabilities                     12,251           9,127

  Deferred revenue                                      --              78
                                                  --------        --------
Total current liabilities                           19,767          15,699
                                                  --------        --------

SHAREHOLDERS' EQUITY:

   Preferred stock, without par value; 1,000
      shares authorized, no shares issued               --              --
   Common stock, without par value; Authorized:
      40,000 shares; Outstanding:
      9,922, and 9,468 respectively                 72,093          57,736
   Retained earnings                                77,437          81,378
                                                  --------        --------
   Total shareholders' equity                      149,530         139,114
                                                  --------        --------

                                                  $169,297        $154,813
                                                  --------        --------
                                                  --------        --------


           The accompanying notes are an integral part of these statements.


* Unaudited

                                                                       Page 5/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands except per share)


                                        Three Months Ended* Three Months Ended*
                                          August 31, 1997     August 31, 1996
                                        ------------------- -------------------

Net sales                                     $48,356             $36,199

Cost of sales                                  21,291              15,509
                                              -------             -------

  Gross margin                                 27,065              20,690

Operating expenses:
  Selling, service and administrative          12,249               9,242
  Research, development and engineering         5,034               4,326
  Acquired in-process research and
  development and merger related
  expenses                                     11,124                  --
                                              -------             -------

    Total operating expenses                   28,407              13,568
                                              -------             -------

Operating income (loss)                        (1,342)              7,122

Interest income                                   453                 392
Other income (expense), net                        57                (276)
                                              -------             -------

Income (loss) before income taxes                (832)              7,238

Provision for income taxes                      3,029               2,635
                                              -------             -------

Net income (loss)                             $(3,861)            $ 4,603
                                              -------             -------
                                              -------             -------

Net income (loss) per share                   $ (0.39)            $  0.49
                                              -------             -------
                                              -------             -------

Weighted average number of shares
used in computing per share amounts             9,842               9,355


           The accompanying notes are an integral part of these statements.


* Unaudited

                                                                       Page 6/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Thousands of dollars)


                                                                       Three Months Ended
                                                               -------------------------------------
                                                               August 31, 1997*     August 31, 1996*
                                                               ----------------     ----------------
Cash Flows From Operating Activities:
Net income (loss)                                                 $(3,861)            $ 4,603
Adjustments to reconcile net income
 to cash used in operating activities:
Acquired in-process research and
  development and merger-related expenses (1)                      11,124                  --
 Depreciation and amortization                                      1,186               1,034
 Changes in operating accounts:
   Decrease (increase) in trade receivables                         3,317              (2,276)
   Increase in inventories                                         (1,268)             (3,102)
   Increase in other current assets                                  (909)               (208)
   Decrease in accounts payable and accrued liabilities            (4,040)               (813)
                                                                  -------             -------

 Net cash provided by (used in) operating activities:               5,549                (762)
                                                                  -------             -------

Cash Flows From Investing Activities:
Purchases of property and equipment                                (1,919)               (683)
Purchase of securities                                             (9,972)             (7,563)
Proceeds from sales of securities and maturing securities           7,500               8,800
(Increase) decrease in other assets                                  (145)                 41
                                                                  -------             -------
 Net cash (provided by) used in investing activities:              (4,536)                595
                                                                  -------             -------

Cash Flows From Financing Activities:
Repayment of Dynamotion subsidiary debt (2)                        (6,979)                 --
Proceeds from exercise of stock options and stock plans             2,407                 129
                                                                  -------             -------
 Net cash, provided by (used in) financing activities:             (4,572)                129
                                                                  -------             -------


Net Change In Cash And Cash Equivalents                            (3,559)                (38)

Cash and Cash Equivalents at Beginning of Period                   17,801              19,600
                                                                  -------             -------
Cash and Cash Equivalents at End of Period                        $14,242             $19,562
                                                                  -------             -------
                                                                  -------             -------

           The accompanying notes are an integral part of these statements.

* Unaudited

                                                                       Page 7/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (Thousands of dollars)
                                     (Unaudited)



Cash payments for interest were not significant for the three months ended August 31, 1997 and August 31, 1996. Cash payments for income taxes were $518 and $1,896 for the three months ended August 31, 1997 and August 31, 1996, respectively.

Notes:

(1)      See Note 5 in Notes to Consolidated Financial Statements.

(2)      Acquisition of Dynamotion subsidiary:
         Assets less liabilities acquired, net of cash         $(11,950)
         Issuance of common stock and common stock options       11,950
                                                               --------
         Net cash used to acquire Dynamotion:                  $      0

                                                                       Page 8/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in thousands)
                                     (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. Management believes that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report filed on Form 10-K and Form 8-KA filed in conjunction with the Chip Star pooling.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $412 at August 31, 1997 and $230 at May 31, 1997.*

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                             August 31, 1997      May 31, 1997*
                                             ---------------      -------------

    Raw materials and purchased parts            $23,064            $21,772
    Work-in-process                               10,229              6,757
    Finished goods                                 5,655              4,322
                                                 -------            -------

                                                 $38,948            $32,851
                                                 -------            -------
                                                 -------            -------


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

In March 1997, the financial Accounting Standards Board issued Statement 128 , Earnings Per Share ("SFAS 128"), superseding APB Opinion 15. SFAS 128 is required to be adopted for periods ending after December 15, 1997. When adopted, all prior earnings per share (EPS) calculations will be restated to conform to SFAS 128. The pro forma effects of applying SFAS 128 to EPS are as follows:

                                                Quarter Ended August 31,
                                                ------------------------
                                                  1997            1996
                                                -------          ------

Primary ESP as reported:                        $ (0.39)         $ 0.49
Effect of SFAS 128                                 0.00            0.00
                                                -------          ------
Basic EPS as restated                           $ (0.39)         $ 0.49

Fully diluted EPS as reported:                  $ (0.39)         $ 0.49
Effect of SFAS 128                                 0.00           (0.01)
                                                -------          ------
Diluted EPS as restated                         $ (0.39)         $ 0.48



NOTE 5 - ACQUISITION OF DYNAMOTION, INC.

On June 9, 1997, the Company acquired all of the outstanding stock of Dynamotion Corp., a producer of high performance mechanical drilling and routing systems based in Santa Ana, California. The preliminary purchase consideration consisted of 347,000 shares of ESI stock. The transaction was accounted for as a purchase.

The Company is still obtaining data about certain contingent assets and liabilities related to the acquisition and, accordingly, the purchase price allocation remains open. In connection with the purchase price allocation, the Company obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development was charged to expense during the quarter ended August 31, 1997 and is reflected in the accompanying Consolidated Statements of Income.

                                                                      Page 10/15

The following pro-forma combined income statement data for the three months ended August 31, 1996 was prepared as if the acquisition had occurred at the beginning of the period.

                                             Pro-forma Combined
                                             Statement of Income
                                             -------------------
                                                (Unaudited)

                                     Three Months Ended August 31, 1996
                                     ----------------------------------

Net sales                                         $39,530
Net income                                        $ 3,385
Net income per share                              $  0.35


NOTE 6 - ACQUISITION OF CHIP STAR, INC.

On June 26, 1997, the Company completed the acquisition of Chip Star Inc., a provider of ceramic capacitor termination systems located in San Marcos, California through the issuance of 700,000 shares of ESI stock.

The transaction has been accounted for as a pooling of interests and, accordingly, all data included in the Consolidated Financial Statements have been restated to reflect the Chip Star acquisition.

Disclosure of ESI and Chip Star's revenue and net income, on an individual basis from June 1 to June 25, 1997 is not deemed to be significant.

A reconciliation of amounts previously reported to amounts included in the financial statements is as follows:


                                     Three Months Ended August 31, 1996
                                    ------------------------------------

                                    As Previously
                                      Reported      Chip Star   Combined
                                    -------------   ---------   --------

                  Revenue            $ 34,856        $ 1,343    $ 36,199
                  Net income         $  4,379        $   224    $  4,603



NOTE 7 - INCOME TAXES

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

                                                                      Page 11/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          MANAGEMENT DISCUSSION AND ANALYSIS

                                Results of Operations

Revenue of $48.4 million for the quarter ended August 31, 1997 was 33.7% or $12.2 million higher as compared to the same quarter of the prior year, and was 4.7% or $2.2 million higher than that in the prior quarter. The increase in revenues was due to higher demand for semiconductor yield improvement and electronic packaging equipment, coupled with an improved market for capacitor test and termination equipment.

Gross margin for the three months ended August 31, 1997 decreased to 56.0% from 57.2% for the same period of the prior year. Increased margins for semiconductor yield improvement and capacitor test and termination equipment were more than offset by a decline in margin for circuit fine tuning products and lower margin Dynamotion products.

Selling, service and administrative expenses were $3.0 million higher for the three months ended August 31, 1997 than for the first quarter of the prior year. The increase is due to higher selling commissions associated with increased sales volumes and higher incentive compensation accruals. Selling service and administrative expenses, as a percentage of sales, decreased to 25.3% from 25.5%.

Research, development and engineering expenses for the quarter ended August 31, 1997 increased by $0.7 million as compared to the same quarter of the prior year. Research, development and engineering expenses, as a percentage of sales, decreased to 10.4% from 12.0% for the first quarter of fiscal 1997. The comparison between current year and prior year does not include the acquired in-process research and development charge incurred in connection with the purchase price allocation of Dynamotion, Corp.

In connection with the purchase price allocation, the Company obtained an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development projects in process. The development of these projects had not reached technological feasibility and the technology has no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development was charged to expense during the quarter ended August 31, 1997. The Company currently believes that the research and development efforts will result in commercially feasible products in the next 24 months at an estimated additional cost of $2,000.

Net income for the quarter ended August 31, 1997, excluding $11.1 million in transaction costs associated with the acquisitions of Dynamotion, Corp. and Chip Star, Inc, was $6.7 million or $0.68 per share compared to $4.6 million or $0.49 per share for the same period of the prior year. Including acquired in-process research and development and merger related expenses, a net loss of $(3.9) million or $(0.39) per share was recorded.

Ending backlog on August 1, 1997 was $30 million, compared to $25 million on May 31, 1997. Customer demand in each of ESI's served markets is strong and the products introduced over the last year continue to represent a growing percentage of sales.

                                                                      Page 12/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT DISCUSSION AND ANALYSIS (CONT.)

                Liquidity, Capital Resources and Business Environment


The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $44.6 million, accounts receivable of $49.9 million, and a $7.0 million line of credit, none of which was outstanding at August 31, 1997. ESI has no debt and a current ratio of 7.0:1. Working capital increased to $117.6 million at August 31, 1997, from $116.6 million at May 31, 1997. Inventory increased by $6.1 million from the May 31, 1997 level due to inventories acquired in the purchase of Dynamotion, Corp.

The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and semiconductor memory devices, and circuits used in wireless telecommunications equipment, such as pagers and cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Several large, multinational electronics companies constituted 47.1% of the Company's fiscal 1997 sales and are expected to comprise a similar ratio in fiscal 1998. The loss of any of these customers would be significant.

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

International shipments accounted for 55% of first quarter sales for fiscal 1998 compared to 70% for the first quarter of fiscal 1997. The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. As a result, a significant portion of the Company's net sales will be subject to certain risks, including changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining US export licenses and the difficulties of staffing and managing foreign operations.

                                                                      Page 13/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT DISCUSSION AND ANALYSIS (CONT.)

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 8.5% of total consolidated operating expenses and are equally split between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

Information in the Management Discussion and Analysis regarding expectations for future product demand, customers, international shipments and future product offerings and resources constitute forward-looking statements that involve a number of risks and uncertainties. In addition, the Company may from time to time issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the electronics industry, including the cyclical nature of the market for the Company's products; rapidly changing technology and evolving industry standards; availability and continued validity of intellectual property protection; competitive factors, including increased competition, new product offerings by competitors and price pressures; availability of supplies from third party suppliers on a timely basis and at reasonable prices; and international business conditions, including fluctuations in interest and currency exchange rates, government financed competition, changes in trade policies, tariff regulations, and the difficulties of staffing and managing foreign operations. The forward-looking statements should be considered in light of these factors.

                                                                      Page 14/15

Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Shareholders was held on Friday, September 19, 1997. The following items were approved by the vote indicated:

1. David F. Bolender and Keith L. Thomson were re-elected to the Board of Directors for a three year term. Larry L. Hansen, Vernon B. Ryles, Jr., W. Arthur Porter, Douglas C. Strain and Donald R. VanLuvanee continue as Directors.

       For          7,939,280
       Against              0
       Abstain          4,896

2. Selection of Arthur Andersen LLP as independent auditors for the Company was approved.

       For          7,933,365
       Against          3,315
       Abstain          7,496

                                                                      Page 15/15

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                  ELECTRO SCIENTIFIC INDUSTRIES, INC.




Dated:  September 26, 1997   By   /s/ Barry L. Harmon
                                  ---------------------------------------------
                                  Barry L. Harmon, Senior Vice President and
                                  Chief Financial Officer