Form 10-Q
period 1997-11-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1998-01-15
CIK 726514

                                                                      Page 1/15



                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549


                                      FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997 OR

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

AS OF NOVEMBER 30, 1997 THERE WERE 9,955,422 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

                                                                      Page 2/15


                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                    EXHIBIT INDEX


Part I.   Financial Information

                                                                       Page No.
                                                                       --------

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets                                      3-4
          November 30, 1997 and May 31, 1997

          Consolidated Statements of Income                                  5
          Three Months and Six Months ended
          November 30, 1997 and November 30, 1996

          Consolidated Statements of Cash Flows                            6-7
          Six Months ended
          November 30, 1997 and November 30, 1996

          Notes to Consolidated Financial Statements                      8-11

Item 2.   Management's Discussion and Analysis of Financial              12-14
          Condition and Results of Operations

          Signature                                                         15

                                                                      Page 3/15


                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEETS
                                (Thousands of dollars)


ASSETS                                     November 30, 1997*    May 31, 1997
------                                     -----------------     ------------

CURRENT ASSETS:
  Cash and cash equivalents                   $  10,940           $  17,801
  Securities available for sale                  29,231              27,860
                                                 ------              ------
      Total Cash and Securities                  40,171              45,661

  Trade receivables, net                         52,457              50,869
  Inventories                                    42,811              32,851
  Deferred income taxes                           2,366               2,366
  Other current assets                            1,868                 580
                                                  -----               -----

      Total current assets                      139,673             132,327
                                                -------             -------

PROPERTY AND EQUIPMENT, AT COST                  48,158              40,963
  Less - Accumulated depreciation               (26,320)            (24,559)
                                                -------             -------

      Net property and equipment                 21,838              16,404
                                                 ------              ------

DEFERRED INCOME TAXES                             4,042               1,042
OTHER ASSETS                                      8,953               5,040
                                                  -----               -----

                                              $ 174,506           $ 154,813
                                              ---------           ---------



           The accompanying notes are an integral part of these statements.

* Unaudited

                                                                      Page 4/15


                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (Thousands)



LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY                       November 30, 1997*    May 31, 1997
--------------------                       ------------------    ------------


CURRENT LIABILITIES:
  Accounts payable                             $  9,094            $  6,494
  Accrued liabilities:
    Payroll related                               4,008               4,126
    Commissions                                   3,411               2,189
    Warranty reserve                              1,666               1,239
    Income taxes                                 (1,360)                811
    Other                                         1,005                 762
                                                  -----               -----
     Total accrued liabilities                    8,730               9,127

  Deferred revenue                                1,013                  78
                                                  -----                  --
Total current liabilities                        18,837              15,699
                                                 ------              ------


SHAREHOLDERS' EQUITY:

  Preferred stock, without par value; 1,000
    shares authorized, no shares issued              --                  --
  Common stock, without par value; Authorized:
    40,000 shares; Outstanding:
    9,955, and 9,468 respectively                72,681              57,736
  Retained earnings                              82,988              81,378
                                                 ------              ------
  Total shareholders' equity                    155,669             139,114
                                                -------             -------

                                               $174,506            $154,813
                                               --------            --------



           The accompanying notes are an integral part of these statements.


* Unaudited

                                                                      Page 5/15

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands except per share)



                                                   Three Months Ended                Six Months Ended
                                                   ------------------                ----------------
                                            Nov. 30, 1997*  Nov. 30, 1996*  Nov. 30, 1997*     Nov. 30, 1996*
                                             -----------------------------  --------------     --------------

Net Sales                                       $51,390        $37,415          $99,746          $  73,614

Cost of sales                                    23,551         16,483           44,842             31,992
                                                 ------         ------           ------             ------

Gross margin                                     27,839         20,932           54,904             41,622

Operating expenses:
  Selling, service and administrative            13,547          9,259           25,796             18,501
  Research, development and engineering           5,225          4,207           10,259              8,533
  Acquired in-process research and
  development and merger related expenses            --             --           11,124                 --
                                                 ------         ------           ------             ------

     Total operating expenses                    18,772         13,466           47,179             27,034
                                                 ------         ------           ------             ------

Operating income                                  9,067          7,466            7,725             14,588

Interest income                                     363            350              816                742
Other income (expense)                              267             33              324               (243)
                                                 ------         ------           ------             ------

Income before income taxes                        9,697          7,849            8,865             15,087

Provision for income taxes                        3,527          2,756            6,556              5,391
                                                 ------         ------           ------             ------

Net income                                      $ 6,170        $ 5,093          $ 2,309            $ 9,696
                                                -------        -------          -------            -------
                                                -------        -------          -------            -------

Net income per share                            $  0.62        $  0.54          $  0.23            $  1.04
                                                -------        -------          -------            -------
                                                -------        -------          -------            -------

Weighted average number of shares used in
computing per share amounts                       9,949          9,369            9,896              9,362





           The accompanying notes are an integral part of these statements.


* Unaudited

                                                                      Page 6/15


                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Thousands of dollars)



                                                              Six Months Ended
                                                       November 30,        November 30,
                                                       ------------        ------------
                                                           1997*               1996*
                                                          ------              ------
Cash Flows From Operating Activities:
Net income                                               $  2,309            $  9,696
Adjustments to reconcile net income to cash used in
 operating activities:
  Acquired in-process research and development and
  merger-related expenses (1)                              11,124                  --
  Depreciation and amortization                             2,399               1,613
  Changes in operating accounts:
   Increase in trade receivables                              (97)             (7,478)
   Increase in inventories                                 (4,976)             (3,113)
   Increase in other current assets                        (1,250)               (432)
   Decrease in accounts payable and accrued liabilities    (5,418)             (2,346)
   Increase (decrease) in deferred revenue                    935                 (37)
                                                              ---                 ---
  Net cash provided by (used in) operating activities:      5,026              (2,097)
                                                            -----              ------

Cash Flows From Investing Activities:
Purchases of property and equipment                        (6,495)             (1,571)
Purchase of securities                                    (12,871)            (25,191)
Proceeds from sales of securities and maturing securities  11,500              20,800
Increase in other assets                                      (37)               (622)
                                                              ---                ----
  Net cash used in investing activities:                   (7,903)             (6,584)
                                                           ------              ------

Cash Flows From Financing Activities:
Repayment of Dynamotion subsidiary debt (2)                (6,979)                 --
Proceeds from exercise of stock options and stock plans     2,995                 227
                                                            -----                 ---
  Net cash, provided by (used in) financing activities:    (3,984)                227
                                                           ------                 ---

Net Change In Cash And Cash Equivalents                    (6,861)             (8,454)

Cash and Cash Equivalents at Beginning of Period           17,801              19,600
                                                           ------              ------
Cash and Cash Equivalents at End of Period               $ 10,940            $ 11,146
                                                         --------            --------
                                                         --------            --------





           The accompanying notes are an integral part of these statements.

*Unaudited

                                                                      Page 7/15


                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (Thousands of dollars)
                                     (Unaudited)



Cash payments for interest were not significant for the six months ended November 30, 1997 and November 30, 1996. Cash payments for income taxes were $8,911 and $6,262 for the six months ended November 30, 1997 and November 30, 1996, respectively.

Notes:

(1)       See Note 5 in Notes to Consolidated Financial Statements.

(2)       Acquisition of Dynamotion subsidiary:
          Assets less liabilities acquired, net of cash       $(11,950)
          Issuance of common stock and common stock options     11,950
                                                                ------
          Net cash used to acquire Dynamotion:                  $    0

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $414 at November 30, 1997 and $230 at May 31, 1997*.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                        November 30, 1997   May 31, 1997 *
                                        -----------------   --------------
     Raw materials and purchased parts        $24,775          $21,772
     Work-in-process                           11,954            6,757
     Finished goods                             6,081            4,322
                                              -------          -------

                                              $42,811          $32,851
                                              -------          -------
                                              -------          -------


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

In March 1997, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share ("SFAS 128"), superseding APB Opinion 15. SFAS 128 is required to be adopted for periods ending after December 15, 1997. When adopted, all prior earnings per share (EPS) calculations will be restated to conform to SFAS 128. The pro forma effects of applying SFAS 128 to EPS are as follows:

                                Three Months Ended        Six Months Ended
                                    November 30              November 30
                                     -----------            ------------
                                  1997      1996            1997     1996
                                  ----      ----            ----     ----

Primary EPS as reported:         $  0.62   $  0.54        $  0.23   $  1.04
Effect of SFAS 128                  0.00      0.00           0.00      0.00
                                    ----      ----           ----      ----
Basic EPS as restated            $  0.62   $  0.54        $  0.23   $  1.04

Fully diluted EPS as reported:   $  0.62   $  0.54        $  0.23   $  1.04
Effect of SFAS 128                 (0.02)    (0.01)         (0.01)    (0.03)
                                    ----      ----           ----      ----
Diluted EPS as restated          $  0.60   $  0.53        $  0.22   $  1.01



NOTE 5 - ACQUISITION OF DYNAMOTION, INC.

On June 9 1997, the Company acquired all of the outstanding stock of Dynamotion Corp., a producer of high performance mechanical drilling and routing systems based in Santa Ana, California. The preliminary purchase consideration consisted of 347,000 shares of ESI stock. The transaction was accounted for as a purchase.

The Company is still obtaining data about certain contingent assets and liabilities related to the acquisition and, accordingly, the purchase price allocation remains open. In connection with the purchase price allocation, the Company estimated the fair value of the intangible assets indicating that substantially all of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development was charged to

                                                                     Page 10/15


expense during the period ended November 30, 1997 and is reflected in the accompanying Consolidated Statements of Income.

The following pro forma combined income statement data for the six months ended November 30, 1996 was prepared as if the acquisition had occurred at the beginning of the period. The pro forma affect of Dynamotion's revenue and net income for the period from June 1 to June 9, 1997 is not deemed to be significant.

                              Pro forma Combined
                              Statement of Income
                              -------------------
                                  (Unaudited)

                     Six Months Ended November 30, 1996
                     ----------------------------------
Net sales                          $ 80,880
Net income                         $  5,826
Net income per share               $   0.60


Note 6 - ACQUISITION OF CHIP STAR, INC.

On June 26, 1997, the Company completed the acquisition of Chip Star Inc., a provider of ceramic capacitor termination systems located in San Marcos, California, through the issuance of 700,000 shares of ESI stock.

The transaction has been accounted for as a pooling of interests and, accordingly, all data included in the Consolidated Financial Statements have been restated to reflect the Chip Star acquisition.

Disclosure of ESI and Chip Star's revenue and net income, on an individual company basis from June 1 to June 25, 1997 is not deemed to be significant.

A reconciliation of amounts previously reported to amounts included in the financial statements is as follows:



         Three Months Ended Nov. 30, 1996   Six Months Ended Nov. 30, 1996
         --------------------------------   ------------------------------

          As Previously                     As Previously
            Reported    Chip Star Combined  Reported     Chip Star Combined
             ---------  --------- --------  --------   ----------   --------

Revenue      $35,101    $2,314   $37,415    $69,957      $3,657     $73,614
Net Income   $ 4,587    $  506   $ 5,093    $ 8,966      $  730     $ 9,696


NOTE 7 - INCOME TAXES

                                                                     Page 11/15


The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.



SUBSEQUENT EVENT - ACQUISITION OF APPLIED INTELLIGENT SYSTEMS, INC. (AISI)

On December 1, 1997, the Company completed the acquisition of AISI, a provider of machine vision solutions for the semiconductor and electronics industries, located in Ann Arbor, Michigan. The acquisition consideration consists of 1,400,000 shares of ESI common stock, of which 1,126,000 have been issued and the remaining 274,000 have been reserved for stock options assumed in the acquisition. The transaction will be accounted for as a pooling-of-interests.

                                                                     Page 12/15


                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          MANAGEMENT DISCUSSION AND ANALYSIS

                                Results of Operations


Revenue of $51.4 million for the quarter ended November 30, 1997 was 37.4% or $14.0 million higher as compared to the same quarter of the prior year, and was 6.3% or $3.0 million higher than that in the prior quarter. The increase in revenues was due to continued market improvement for capacitor test and termination equipment, higher demand for electronic packaging equipment and incremental sales associated with the purchase of Dynamotion.

Gross margin for the three months ended November 30, 1997 decreased to 54.2% from 55.9% for the same period of the prior year. Margins increased slightly for semiconductor yield improvement and capacitor test and termination equipment, whereas changes in product mix for electronic packaging and circuit fine tuning equipment resulted in reduced margins in those business segments.

Selling, service and administrative expenses were $4.3 million higher for the three months ended November 30, 1997 than for the second quarter of the prior year. The increase is due to higher selling commissions associated with increased sales volumes, higher incentive compensation accruals, and administrative expenses associated with Dynamotion Corp., which was acquired in June 1997. Selling service and administrative expenses, as a percentage of sales, increased to 26.4% from 24.7% in the second quarter of fiscal 1997.

Research, development and engineering expenses for the quarter ended November 30, 1997 increased by $1.0 million as compared to the same quarter of the prior year. Research, development and engineering expenses, as a percentage of sales, decreased to 10.2% from 11.2% for the same period of the prior year.

Net income for the quarter ended November 30, 1997 was $6.2 million or $0.62 per share, an increase of 21.1% over the prior year's second quarter earnings of $5.1 million or $0.54 per share.

Ending backlog on November 30, 1997 was $25 million, as compared to $30 million on August 31, 1997.

                                                                     Page 13/15


                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          MANAGEMENT DISCUSSION AND ANALYSIS

                                     (continued)


                Liquidity, Capital Resources and Business Environment


The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $40.2 million, accounts receivable of $52.5 million, and a $7.0 million line of credit, none of which was outstanding at November 30, 1997. ESI has no debt and a current ratio of 7.4:1. Working capital increased to $120.8 million at November 30, 1997, from $117.6 million at August 31, 1997. Inventory increased by $3.9 million from the August 31, 1997 level due to higher levels of work in process associated with increased production levels.

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

International shipments accounted for 62% of year-to-date sales for fiscal 1998 compared to 71% for fiscal 1997. About one-third of the Company's products are sold to Asian customers. Several countries in this region, notably South Korea, Japan and Taiwan, have experienced currency devaluation and/or difficulties in financing short-term obligations. The Company's customers in these countries thus far have continued to purchase and pay for ESI products on normal terms. There can be no assurance that difficulties in the Asian economy will not adversely affect the demand for the company's products in that region or elsewhere.

                                                                     Page 14/15


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

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 9.9% of total consolidated operating expenses with about 60% attributable to Europe and 40% to Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

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

                                        ELECTRO SCIENTIFIC INDUSTRIES, INC.




Dated:    January 8, 1998               Barry L. Harmon
                                        --------------------------------------
                                        Barry L. Harmon, Senior Vice President
                                        and Chief Financial Officer