Form 10-Q
period 1998-02-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1998-04-15
CIK 726514

                                                                       Page 1/16

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549


                                     FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998 OR

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


                                    (503) 641-4141



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                        -----     ---
AS OF FEBRUARY 28, 1998 THERE WERE 11,164,845 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

                                                                       Page 2/16

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                    EXHIBIT INDEX


Part I.   Financial Information


                                                                      Page No.
                                                                      --------

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets                                    3-4
          February 28, 1998 and May 31, 1997

          Consolidated Statements of Income                                5
          Three Months and Nine Months ended
          February 28, 1998 and February 28, 1997

          Consolidated Statements of Cash Flows                          6-7
          Nine Months ended February 28, 1998 and
          February 28, 1997

          Notes to Consolidated Financial Statements                    8-12

Item 2.   Management's Discussion and Analysis of Financial            13-15
          Condition and Results of Operations

          Signature                                                       16

                                                                       Page 3/16

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEETS
                                (Thousands of dollars)



ASSETS                                       February 28, 1998*   May 31, 1997
                                             -----------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                      $  8,656           $ 20,315
  Securities available for sale                    29,104             27,860
                                                   ------             ------
    Total Cash and Securities                      37,760             48,175

  Trade receivables, net                           63,060             54,321
  Inventories                                      53,058             35,023
  Deferred income taxes                             3,966              3,966
  Other current assets                              2,785                675
                                                    -----                ---

    Total current assets                          160,629            142,160
                                                  -------            -------

PROPERTY AND EQUIPMENT, AT COST                    54,858             46,236
  Less - Accumulated depreciation                 (29,384)           (27,203)
                                                  -------            -------

    Net property and equipment                     25,474             19,033
                                                   ------             ------

DEFERRED INCOME TAXES                               4,042              1,042
OTHER ASSETS                                        7,912              5,115
                                                    -----              -----

                                                 $198,057           $167,350
                                                 --------           --------
                                                 --------           --------


           The accompanying notes are an integral part of these statements.

* Unaudited

                                                                       Page 4/16

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (Thousands)



LIABILITIES AND
SHAREHOLDERS' EQUITY                        February 28, 1998*    May 31, 1997
--------------------                        ------------------    ------------

CURRENT LIABILITIES:
  Accounts payable                              $  10,699           $  8,269
  Accrued liabilities:
    Payroll related                                 5,014              4,749
    Commissions                                     3,347              2,241
    Warranty reserve                                1,957              1,870
    Income taxes                                    2,055              1,215
    Other                                           2,244              1,645
                                                    -----              -----
      Total accrued liabilities                    14,617             11,720

  Deferred revenue                                    292                666
                                                      ---                ---
Total current liabilities                          25,608             20,655
                                                   ------             ------


SHAREHOLDERS' EQUITY:

  Preferred stock, without par value; 1,000
    shares authorized, no shares issued                --                 --
  Common stock, without par value; Authorized:
    40,000 shares; Outstanding:
    11,165, and 10,560 respectively                97,555             81,423
  Retained earnings                                74,894             65,272
                                                   ------             ------
  Total shareholders' equity                      172,449            146,695
                                                  -------            -------

                                                 $198,057           $167,350
                                                 --------           --------
                                                 --------           --------

          The accompanying notes are an integral part of these statements.


* Unaudited

                                                                       Page 5/16

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands except per share)




                                                                 Three Months Ended              Nine Months Ended
                                                                 ------------------              -----------------
                                                       Feb. 28, 1998*    Feb. 28, 1997*    Feb. 28, 1998*    Feb. 28, 1997*
                                                       --------------    --------------    --------------    --------------

Net Sales                                                $ 57,594         $  45,764          $174,585          $125,842

Cost of sales                                              25,295            20,753            77,445            57,656
                                                           ------            ------            ------            ------

Gross margin                                               32,299            25,011            97,140            68,186

Operating expenses:
  Selling, service and administrative                      14,321            11,162            42,593            31,638
  Research, development and engineering                     7,499             5,212            21,317            16,292
  Acquired in-process research and
   development and merger related expenses                  3,510                --            14,634                --
                                                            -----            ------            ------             -----

     Total operating expenses                              25,330            16,374            78,544            47,930
                                                           ------            ------            ------            ------

Operating income                                            6,969             8,637            18,596            20,256

Interest income                                               435               392             1,345             1,129
Other income (expense)                                        295                91               619              (776)
                                                           ------               ---               ---              ----

Income before income taxes                                  7,699             9,120            20,560            20,609

Provision for income taxes                                  3,165             3,100             9,969             8,491
                                                            -----             -----             -----             -----

Net income                                               $  4,534         $   6,020          $ 10,591          $ 12,118
                                                         --------         ---------          --------          --------
                                                         --------         ---------          --------          --------

Net income per share:
  Basic                                                  $   0.41         $    0.57          $   0.96          $   1.15
                                                         --------         ---------          --------          --------
                                                         --------         ---------          --------          --------
  Diluted                                                $   0.40         $    0.55          $   0.93          $   1.11
                                                         --------         ---------          --------          --------
                                                         --------         ---------          --------          --------

Weighted average number of shares:
  Basic                                                    10,973            10,507            11,006            10,494
  Diluted                                                  11,306            11,000            11,343            10,875


          The accompanying notes are an integral part of these statements.

* Unaudited

                                                                       Page 6/16

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Thousands of dollars)




                                                                           Nine Months Ended
                                                              February 28, 1998*     February 28, 1997*
                                                              ------------------     ------------------
Cash Flows From Operating Activities:
Net income                                                         $10,591                $12,118
Adjustment to align AISI, inc fiscal year with May 31                 (565)                    --
Adjustments to reconcile net income to cash used in
operating activities:
  Acquired in-process research and development and
  merger-related expenses (1)                                       14,634                     --
  Depreciation and amortization                                      4,098                  3,041
  Loss on sale of property and equipment                                --                    132
  Changes in operating accounts:
    Increase in trade receivables                                   (6,973)                (7,096)
    Increase in inventories                                        (12,474)                  (673)
    (Increase) decrease in other current assets                     (2,064)                 1,850
    Decrease in accounts payable and accrued liabilities            (4,822)                (2,746)
    (Decrease) increase in deferred revenue                           (374)                    98
                                                                      ----                     --
  Net cash provided by operating activities:                         2,051                  6,724
                                                                     -----                  -----

Cash Flows From Investing Activities:
Purchases of property and equipment                                 (8,896)                (3,322)
Purchase of securities                                             (18,659)               (36,511)
Proceeds from sales of securities and maturing securities           17,415                 27,800
Increase in other assets                                              (773)                (1,171)
                                                                       ---                  -----
  Net cash used in investing activities:                           (10,913)               (13,204)
                                                                    ------                 ------

Cash Flows From Financing Activities:
Repayment of Dynamotion subsidiary debt (2)                         (6,979)
Net borrowings of AISI subsidiary                                       --                    249
Proceeds from exercise of stock options and stock plans              4,182                    515
                                                                     -----                    ---
  Net cash, (used in) provided by financing activities:             (2,797)                   764
                                                                     -----                    ---

Net Change In Cash And Cash Equivalents                            (11,659)                (5,716)

Cash and Cash Equivalents at Beginning of Period                    20,315                 20,372
                                                                    ------                 ------
Cash and Cash Equivalents at End of Period                         $ 8,656                $14,656
                                                                   -------                -------



           The accompanying notes are an integral part of these statements.

*Unaudited

                                                                       Page 7/16


                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (Thousands of dollars)
                                    (Unaudited)


Cash payments for interest were not significant for the nine months ended February 28, 1998 and February 28, 1997. Cash payments for income taxes were $9,270 and 6,439 for the nine months ended February 28, 1998 and February 28, 1997, respectively.

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

                                                                       Page 8/16

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in thousands)
                                     (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. Management believes that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report filed on Form 10-K and Forms 8-KA filed in conjunction with the Chip Star and Applied Intelligent Systems, Inc. poolings.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $556 at February 28, 1998 and $377 at May 31, 1997*.

NOTE 3 - INVENTORIES

Inventories consist of the following:


                                             February 28, 1998   May 31, 1997 *
                                             -----------------   -------------

     Raw materials and purchased parts          $  32,497           $22,345
     Work-in-process                               15,552             6,952
     Finished goods                                 5,009             5,726
                                                    -----             -----

                                                  $53,058           $35,023
                                                  -------           -------
                                                  -------           -------

*Audited

                                                                       Page 9/16

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Dollars in thousands)
                                     (Unaudited)


NOTE 4 - NET INCOME PER SHARE

The Company adopted the Financial Accounting Standards Board's Statement 128, Earnings Per Share ("SFAS 128"), in the third fiscal quarter of 1998. Under the provisions of SFAS 128, primary earnings per share has been replaced by basic earnings per share, which does not include the dilutive effect of stock options in its calculation. In addition, fully diluted earnings per share has been replaced by diluted earnings per share. All prior period earnings per share amounts have been restated to reflect the requirements of SFAS 128. Basic earnings per share has been computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Net income has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share. All earnings per share amounts in the following table are presented and, where necessary, restated to conform to the SFAS 128 requirements.




                                                  Three Months Ended            Nine Months Ended
                                             Feb. 28,1998   Feb. 28,1997   Feb. 28,1998   Feb. 28,1997
                                             ------------   ------------   ------------   ------------

Net income                                       $4,534         $6,020        $10,591        $12,118

Weighted average number of shares
of common stock and common stock
equivalents outstanding:

  Weighted average number of
  shares outstanding for computing
  basic net income per share                     10,973         10,507         11,006         10,494

  Dilutive effect of employee stock
  options after application of the
  treasury stock method                             333            493            337            381
                                                    ---            ---            ---            ---

  Weighted average number of
  shares outstanding for computing
  diluted net income per share                   11,306         11,000         11,343         10,875
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------

Net income per share - basic                      $0.41          $0.57          $0.96          $1.15
                                                   ----           ----           ----           ----
                                                   ----           ----           ----           ----

Net income per share - diluted                    $0.40          $0.55          $0.93          $1.11
                                                   ----           ----           ----           ----
                                                   ----           ----           ----           ----

                                                                      Page 10/16


                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in thousands)
                                    (Unaudited)


For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period.

                          Three Months Ended           Nine Months Ended
                    Feb. 28, 1998  Feb. 28, 1997  Feb. 28, 1998  Feb. 28, 1997
                    -------------  -------------  -------------  -------------

Employee Stock
 Options                 3              39             10             39


NOTE 5 - ACQUISITION OF DYNAMOTION, INC.

On June 9 1997, the Company acquired all of the outstanding stock of Dynamotion Corp., a producer of high performance mechanical drilling and routing systems based in Santa Ana, California. The preliminary purchase consideration consisted of 347,000 shares of ESI stock. The transaction was accounted for as a purchase.

The Company is still obtaining data about certain contingent assets and liabilities related to the acquisition and, accordingly, the purchase price allocation remains open. In connection with the purchase price allocation, the Company estimated the fair value of the intangible assets indicating that substantially all of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development was charged to expense during the period ended August 31, 1997 and is reflected in the accompanying Consolidated Statements of Income.

The following pro forma combined income statement data for the nine months ended February 28, 1997 was prepared as if the acquisition had occurred at the beginning of the period. The pro forma effect of Dynamotion's revenue and net income for the period from June 1 to June 9, 1997 is not significant.

                                                                      Page 11/16



                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in thousands)
                                     (Unaudited)


                              Pro forma Combined
                              Statement of Income
                              -------------------
                                 (Unaudited)

                         Nine Months Ended February 28, 1997
                         -----------------------------------


Net sales                          $136,161
Net income                         $  7,102
Net income per share               $   0.66

NOTE 6 - ACQUISITION OF CHIP STAR, INC.

On June 26, 1997, the Company completed the acquisition of Chip Star Inc., a provider of ceramic capacitor termination systems located in San Marcos, California, through the issuance of 700,000 shares of ESI stock.

The transaction has been accounted for as a pooling of interests and, accordingly, all data included in the Consolidated Financial Statements has been restated to reflect the Chip Star acquisition.

Disclosure of ESI and Chip Star's revenue and net income, on an individual company basis from June 1 to June 25, 1997 is significant.


NOTE 7 - ACQUISITION OF APPLIED INTELLIGENT SYSTEMS, INC. (AISI)

On December 1, 1997, the Company completed the acquisition of AISI, a provider of machine vision solutions for the semiconductor and electronics industries, located in Ann Arbor, Michigan. The acquisition consideration consists of 1,400,000 shares of ESI common stock, of which 1,126,000 have been issued and the remaining 274,000 have been reserved for stock options assumed in the acquisition. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

                                                                      Page 12/16


                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in thousands)
                                     (Unaudited)

A reconciliation of amounts previously reported to amounts included in the financial statements is as follows:



                    Three Months Ended  Nine Months Ended   Nine Months Ended
                    February 28, 1997   February 28, 1997   February 28, 1998
                    -----------------   -----------------   -----------------

Revenue:
  ESI                  $  37,202           $ 107,159            $157,340
  Chip Star                3,145               6,802                  --
  AISI                     5,417              11,881              17,245

                           -----              ------              ------
     As restated       $  45,764           $ 125,842            $174,585

Net Income:
  ESI                  $   4,862           $  13,828            $  6,843
  Chip Star                  896               1,636                  --
  AISI                       262              (3,346)              3,748
                             ---               -----               -----
     As restated       $   6,020           $  12,118            $ 10,591

NOTE 8 - INCOME TAXES

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

                                                                      Page 13/16

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         MANAGEMENT DISCUSSION AND ANALYSIS

                               Results of Operations

Revenue of $57.6 million for the quarter ended February 28, 1998 was $11.8 million or 25.7% higher than in the third quarter of fiscal 1997, and $2.3 million or 3.8% lower than in the quarter ended November 30, 1997. The year over year increase was due to higher demand for electronic packaging equipment, including incremental sales associated with the purchase merger with Dynamotion, Corp., and improved market conditions for capacitor test and termination equipment. Quarter to quarter increases for electronic packaging and circuit fine tuning equipment sales were more than offset by reduced demand for memory yield improvement and machine vision systems.

Gross margin for the three months ended February 28, 1998 increased to 56.1% from 54.7% for the third quarter of the prior fiscal year. The increase was due to higher margins on electronic component systems and machine vision products. Gross margin for the current period was slightly lower than for the quarter ended November 30, 1997 due to increased expenses for service and warranty work.

Selling, service and administrative expenses for the three months ended February 28, 1998 were $3.2 million higher than for the third quarter of fiscal 1997.
The increase is due to several factors: Selling expenses increased in conjunction with higher sales volumes and the increasing breadth of our product offerings; and administrative expenses were higher due to higher incentive compensation accruals and incremental administrative expenses associated with Dynamotion. Expenses for sales, services and administration were down about $0.4 million from the prior quarter.

Expenses associated with research, development and engineering increased in absolute terms and as a percentage of sales over both the third quarter of fiscal 1997 and the second quarter of the current fiscal year. The increase of $2.3 million over the same quarter of the prior fiscal year is attributable to R&D activities at Dynamotion, which was purchased in June of 1997. R&D expenses increased $.5 million over the prior quarter. R&D spending typically fluctuates from quarter to quarter as engineering projects move through their life cycles.

Net income for the quarter ended February 28, 1998 was $4.5 million or $.41 per basic share. Excluding $3.5 million of merger related expences, net income was $7.4 million or $.67 per basic share. This represents an increase of 22.8% over the third quarter of fiscal 1997, when earnings were $6.0 million or $.57 per basic share.

Ending backlog on February 28, 1998 was $30 million as compared to $33 million for November 30, 1997.

                                                                      Page 14/16

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         MANAGEMENT DISCUSSION AND ANALYSIS

                                    (continued)

               Liquidity, Capital Resources and Business Environment


The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $37.8 million, accounts receivable of $63.1 million, and a $7.0 million line of credit, none of which was outstanding at February 28, 1998. ESI has a current ratio of 6.3:1 and no long-term debt. Working capital increased to $135.0 million at February 28, 1998 versus $129.2 million at November 30, 1997. Inventory increased by $7.6 million over November 30, 1997 due to additional levels of raw materials as production capability for Dynamotion advanced packaging products is added to the Portland facility.

The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and semiconductor memory devices, and circuits used in wireless telecommunications equipment, such as pagers and cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Several large, multinational electronics companies constituted 45% of the Company's fiscal 1997 sales and are expected to comprise a similar ratio in fiscal 1998. The loss of any of these customers would be significant.

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

International shipments have accounted for 55% of year-to-date sales for fiscal 1998 as compared to 59% for fiscal 1997. About 40% of the company's year-to-date product sales are to Asian customers. Several countries in this region, notably South Korea, Japan and Taiwan, have experienced currency devaluation and/or difficulties in financing short-term obligations. While some orders to Japanese and Korean customers have been delayed, the Company's customers in these countries thus far have continued to purchase and pay for ESI products on normal terms. There can be no assurance that difficulties in the Asian economy will not adversely affect the demand for the company's products in that region or elsewhere.

                                                                      Page 15/16


                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         MANAGEMENT DISCUSSION AND ANALYSIS

                                    (continued)

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

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay us in yen, and ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 9% of total consolidated operating expenses with about 60% attributable to Europe and 40% to Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

Information in the Management Discussion and Analysis regarding expectations for future product demand, customers, international shipments and future product offerings and resources constitute forward-looking statements that involve a number of risks and uncertainties. In addition, the Company may from time to time issue other forward-looking statements. The following factors could cause actual results to differ materially from the forward-looking statements:
general economic conditions, including their impact on capital expenditures; business conditions in the electronics industry, including the cyclical nature of the market for the Company's products; rapidly changing technology and evolving industry standards; availability and continued validity of intellectual property protection; competitive factors, including increased competition, new product offerings by competitors and price pressures; availability of supplies from third party suppliers on a timely basis and at reasonable prices; and international business conditions, including fluctuations in interest and currency exchange rates, government financed competition, changes in trade policies, tariff regulations, and the difficulties of staffing and managing foreign operations. The forward-looking statements should be considered in light of these factors.

                                                                      Page 16/16


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        ELECTRO SCIENTIFIC INDUSTRIES, INC.



Dated:    April 14, 1998                Barry L. Harmon
                                        --------------------------------------
                                        Barry L. Harmon, Senior Vice President
                                        and Chief Financial Officer