Form 10-K405
period 1998-05-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1998-08-14
CIK 726514

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-K
                                   ANNUAL REPORT



(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1998 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     _______________

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

The aggregate market value of voting and non-voting Common Stock held by nonaffiliates of the Registrant at June 30, 1998: $359,160,000.

The number of shares of Common Stock outstanding at June 30, 1998: 11,379,000.

                        Documents Incorporated by Reference
                        -----------------------------------

                                        Part of Form 10-K into
Document                                which is incorporated
--------                                -----------------------

1998 Annual Report to Shareholders                Part II

Proxy Statement for 1998 Annual Meeting           Part III
of Shareholders

                                 TABLE OF CONTENTS

Item of Form 10-K                                                           Page
-----------------                                                           -----

PART I

Item 1 -  Business                                                           3

Item 2 -  Properties                                                         9

Item 3 -  Legal Proceedings                                                  9

Item 4 -  Submission of Matters to a Vote of Security Holders
          and Executive Officers                                             10

PART II

Item 5 -  Market for the Registrant's Common Equity and
          Related Shareholder Matters                                        12

Item 6 -  Selected Financial Data                                            13

Item 7 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                14

Item 8 -  Financial Statements and Supplementary Data                        20

Item 9 -  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                43

PART III

Item 10 - Directors and Executive Officers of the Registrant                 43

Item 11 - Executive Compensation                                             43

Item 12 - Security Ownership of Certain Beneficial
          Owners and Management                                              43

Item 13 - Certain Relationships and Related Transactions                     43

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                                44

SIGNATURES                                                                   46

                                       PART I

ITEM 1.   BUSINESS

     Electro Scientific Industries, Inc. and its subsidiaries ("ESI" or "The Company") provides electronics manufacturers with equipment necessary to produce key components used in wireless telecommunications, computers, automotive electronics, and many other electronic products. ESI believes it is the leading supplier of advanced laser systems used to fine tune electronic circuitry, improve the yield of semiconductor memory devices, and of high-speed test and termination equipment used in the high-volume production of miniature capacitors. Additionally, ESI produces a family of mechanical and laser drilling systems for production of printed wiring boards and advanced electronic packaging, as well as machine vision products for manufacturers of semiconductors, electronics and other products. ESI's products enable these manufacturers to reduce production costs, increase yields and improve the quality of their products. ESI's customers include manufacturers of: wireless telecommunication and automotive electronics products (Ericsson, LG Semiconductor, Motorola, Siemens and WUS); miniature capacitors (KEMET, Kyocera/AVX, Philips, Samsung and TDK); semiconductor memory devices (Fujitsu, Hitachi, Hyundai, IBM, and Samsung); printed wiring boards (Samsung, Johnson-Matthey/ACI and WUS) and users of machine vision systems in electronic manufacturing equipment (Kulicke and Soffa, Universal Instruments, and Canon).

ELECTRONICS INDUSTRY OVERVIEW

     The electronic content of telecommunications products, automobiles and personal computers continues to increase. For example, automobile manufacturers now routinely include electronic ignition, anti-lock brakes, electronic fuel injection and other electronic systems in place of components that in the past were predominantly mechanical. In addition, markets for consumer-oriented electronic products such as cellular telephones, fax machines, pagers, camcorders and personal computers have developed rapidly as increasingly affordable products have been introduced.

     Demand for electronics manufacturing equipment is driven by the demand for electronic devices and circuits. Electronic components are used in virtually all electronic products, from inexpensive consumer electronics to the most sophisticated computers. These components are produced in very large unit volumes.

     The demands upon manufacturers to supply increasing quantities of electronic components have been accompanied by demands for increased complexity, reduced size and improved quality. As electronic products become more powerful and portable, the devices and circuits in these products must be faster, smaller and more reliable. To achieve these attributes of higher performance, electronic device manufacturers increase densities and tune the devices to precise electrical values. Manufacturers of cellular telephones, for example, must use miniaturized circuits to accommodate the size limitations of the finished product. These circuits must also operate within precise frequency specifications, typically requiring component values with less than 0.5 percent tolerance, enabling the existing cellular frequency bands to accommodate more cellular users without interchannel interference.

     As electronic device densities and performance demands have increased, the manufacturers of capacitors and resistors have been compelled to reduce size and to improve performance of these individual components. The increasing miniaturization of these components makes production, testing and termination difficult. ESI's leading-edge technologies provide our customers with the capability to address these challenges.

     Another trend throughout the electronics industry is cost reduction. The highly competitive markets for electronic products create cost limitations at the consumer level, and result in cost pressure on component manufacturers. Manufacturers continuously seek to reduce device costs by improving throughput, yield and quality in device production.

OVERVIEW OF MARKETS, PRODUCTS AND STRATEGY

     Pagers, cellular telephones, personal computers and automotive electronics represent the largest end-market applications for electronic devices and circuits that are produced using ESI's systems. ESI's customers also serve a wide range of other electronic applications.

     ESI believes it is critical that each of its products provide the customer with measurable production benefits including improved yield, increased throughput, greater reliability, and increased flexibility, resulting in a high return on investment. ESI designs its production systems with a migration path for system upgrade, providing customers the flexibility to add capacity or improve product performance at a reasonable incremental cost.

     ESI designs and manufactures products which target several markets within the electronics industry. These products include circuit fine tuning systems, electronic component manufacturing equipment, memory yield improvement systems, machine vision solutions and advanced electronic packaging equipment.

CIRCUIT FINE TUNING SYSTEMS. ESI's circuit fine tuning systems precisely tune the frequency of electronic circuits that receive and transmit signals in pagers, cellular telephones and other wireless devices. ESI's laser trimming systems also tune automotive electronic assemblies such as engine control circuits. Customers include Analog Devices, Autecs, Burr-Brown, C-MAC, Ericsson, Motorola, Siemens, and TA-I.

     An application-specific laser adjusts the electrical performance of an electrical product or assembly containing many circuits by removing a precise amount of material from one or more components in the circuit. This is done to achieve the desired electrical specification for the entire product. This process is called "functional trimming," and is performed while the product or assembly is under power. For example, in pagers, laser trimming of a few selected components in the product is used to tune the product to the desired frequency.

ELECTRONIC COMPONENT MANUFACTURING EQUIPMENT. ESI's product offerings in the electronic component market consist of automated test, production and handling equipment for manufacture of miniature multi-layer ceramic capacitors (MLCCs) which are used in very large numbers in nearly all types of electronic circuits. MLCCs are used in circuits that process analog signals or operate at high frequencies in products such as computers, video equipment, and voice and wireless telecommunication products. Customers include KEMET, Kyocera/AVX, Pan Overseas, Philips, Samsung, Siemens, Taiyo Yuden and TDK.

     The worldwide miniature surface mount capacitor market is estimated to be approximately $3.3 billion (300 billion units) in 1998. Most of the leading producers are in Japan, led by Murata, TDK and Kyocera. Production demands imposed by miniaturization are leading capacitor manufacturers to increasingly consider merchant equipment suppliers, such as ESI, as an alternative to internal development of manufacturing equipment.

     As circuit sizes have shrunk, the size of commonly used miniature capacitors has also shrunk as small as .02" x .01". These minute sizes, and the high unit volumes place extraordinary demands on manufacturers. ESI's products combine high-speed, small parts handling technology with microprocessor-based systems to provide highly automated solutions for MLCC manufacturers.

     Virtually all capacitors are tested and sorted by capacitance (electrical energy storage) and dissipation factor (electrical energy leakage). ESI's equipment employs high-speed handling and positioning techniques to precisely load, test and sort capacitors based upon these electrical values. MLCCs are manufactured in a lamination process, which involves layering conductive and insulation materials. ESI's microprocessor-based termination systems apply conductive material to the ends of surface mountable MLCCs, permitting connection of the device in a circuit. ESI produces a fully automated product line for termination of MLCCs and capacitor arrays. ESI's component visual inspection system provides automated machine vision based inspection of MLCCs. Parts are inspected for dimensional inspection and defect detection.


MEMORY YIELD IMPROVEMENT SYSTEMS. Nearly all manufacturers of dynamic random access memory (DRAM) use memory yield improvement systems to increase production yields. Personal computers and high performance workstations are the largest market for DRAM, though many consumer products, such as photocopiers, fax machines and telecommunications equipment require increasing amounts of memory. ESI's memory yield improvement system customers include Canon, Fujitsu, Hitachi, Hyundai, IBM, LG Semiconductor, NEC, Samsung, Siemens, and Acer.

     Memory device manufacturers use a laser process that removes defective circuit elements while programming spare elements to be replacements and thereby salvaging a memory device. Cost reductions and demand for higher capacity memory devices have lead manufacturers to reduce the size of circuit elements while increasing the number of circuit elements per device. This increased density in memory devices has resulted in lower primary manufacturing yields, increasing the need for advanced memory repair technology.

     The memory yield enhancement process begins with circuit designers adding extra (redundant) elements to the memory chip. During the manufacturing process each device is tested. When a defective element is identified, its location or address is recorded and given to ESI's memory yield improvement system to effect a replacement or repair. The system positions a laser beam over connecting links of the defective element and cuts the electrical path. Design redundancy is used by every significant manufacturer of DRAMs and is increasingly being used by manufacturers of other semiconductor memory applications, such as static random access memory (SRAMs), digital signal processors (DSPs), and other logic devices with embedded memory.


VISION PRODUCTS. ESI provides electronics manufacturers with machine vision solutions for automated process control and visual inspection for the assembly of computer chips, PWBs and discrete electronic components. ESI has concentrated its efforts on selling vision products to original equipment manufacturer (OEM) suppliers of semiconductor and electronics equipment. Customers for ESI's vision products include Canon, IBM, Kulicke and Soffa, Lucent Technologies, Motorola, Siemens and Universal Instruments.

     Machine vision has emerged as a critical technology as semiconductor manufacturers move toward higher densities and more complex architectures.
By allowing them to achieve greater precision, increased equipment speed, and fewer errors, machine vision pervades the integrated circuit (IC) manufacturing process from wafer production through packaging.

     ESI offers machine vision solutions with low cost computer architecture, easy-to-use software development tools, powerful application software and advanced lighting and optics. These features reduce application development time and shorten time to market for producers of computer chips and PWBs.

ADVANCED ELECTRONIC PACKAGING SYSTEMS. ESI provides a cost-effective method for forming vias, which are the basis for creating electrical connections between layers in multiple PWBs and electronic packages. ESI's advanced electronic packaging customers include Adflex, Greatsino, Hadco, IBM, Johnson-Matthey/ACI, Nippon Mectron, Nitto Denko, Samsung, and WUS.

     ESI uses laser drilling and mechanical drilling and routing technology to address applications in the IC packages, multi-chip modules, and high-density circuit boards. The primary advantage of the technology is the ability to process very small vias in a wide variety of materials, including ceramic, traditional glass reinforced circuit boards, copper, and new organic compounds. ESI produces computer-controlled mechanical routers which cut and shape individual PWBs out of panels - as well as the larger holes and special cavities for mounting of semiconductor die. ESI's mechanical and laser drills produce thousands of tiny holes for mounting components on a PWB.

SALES, MARKETING AND SERVICE

     ESI sells its products worldwide through direct sales and service offices located in or near: Ann Arbor, MI, Boston, MA, Portland,
OR, and San Diego, CA in North America; Tokyo and Nagoya, Japan, Seoul, Korea, and Taipei, Taiwan in Asia; and Munich, Germany, London, England, Paris, France, and Leiderdorp, The Netherlands in Europe. ESI serves customers in approximately 30 additional countries through manufacturers' representatives.

     ESI has a substantial base of installed products in use by leading worldwide electronics manufacturers. ESI emphasizes strong working relationships with these customers to meet their needs for additional systems and to facilitate the successful development and sale of new products to these customers.

     ESI maintains service personnel wherever it has a significant installed base and provides service anywhere its equipment is installed. New systems are tested to ensure they meet requirements and acceptance criteria as specified by customers. ESI offers a variety of maintenance contracts and parts replacement programs.

     Sales outside the U.S. accounted for 57.6%, 64.1% and 59.9% of ESI's net sales for fiscal 1998, 1997 and 1996.

     In fiscal 1998, 1997 and 1996, no customer exceeded 10% of sales.

BACKLOG

     Backlog consists of written purchase orders for products, spare parts and service, which ESI expects to ship within twelve months. Backlog was $21.8 million at May 31, 1998 versus $31.8 million at May 31, 1997 and $45.6 million at May 31, 1996.


RESEARCH, DEVELOPMENT AND TECHNOLOGY

     ESI believes that its ability to compete effectively depends, in part, on its ability to maintain and expand its expertise in core technologies and product applications. The primary emphasis of ESI's research and development is to advance ESI's capabilities in:

     -    Lasers and laser/material interaction
     -    High speed, sub-micron motion control systems
     -    Precision optics
     -    High speed, small parts handling
     -    Image processing and optical character recognition
     -    Real-time production line electronic measurement
     -    Real-time software
     -    Systems integration

     ESI's research and development expenditures for fiscal 1998, 1997, and 1996 were $28.5 million (12.4% of net sales), $22.7 million (12.6% of net sales), and $21.5 million (11.4% of net sales), respectively. The foregoing figures do not include the effect of research and development expenditures funded by the Defense Advanced Research Projects Agency (DARPA) of the U.S. Government.

     Research and development expenditures for the years ended May 31, 1996 and 1998 do not include the acquired in-process research and development expense incurred in connection with the purchase of XRL, Inc. ("XRL") and Dynamotion Corporation ("Dynamotion").

COMPETITION

     ESI's markets are competitive. The principal competitive factors in ESI's markets are product performance, reliability, service, technical support, product improvements, price, established relationships with customers and product familiarity. ESI believes that its products compete favorably with respect to these factors. Some of ESI's competitors have greater financial, engineering and manufacturing resources larger service organizations than ESI. Some of these customers develop, or have the ability to develop, similar manufacturing equipment. There can be no assurance that competition in ESI's markets will not intensify or that ESI's technological advantages may not be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.

     Major competitors for circuit fine tuning systems include NEC and General Scanning. For electronic component manufacturing equipment, ESI's competition includes Tokyo Weld, Kanebo and Humo in Japan, as well as manufacturers that develop systems for internal use. ESI's major competitors for the Memory Yield Improvement are Nikon and General Scanning. ESI competes with stand alone vision suppliers such as Cognex, Robotic Vision Systems and ICOS systems. There are also numerous other vision companies and captive vendors in Japan, North America and Europe. ESI's Advanced Electronic Packaging systems compete with mechanical drills manufactured by companies such as Hitachi-Seiko, Excellon and Pluritec and laser systems providers, Lumonics, Sumitomo, Mitsubishi and Hitachi-Seiko.

MANUFACTURING AND SUPPLY

     ESI's principal production facilities are located in Portland, Oregon. Portland's manufacturing operations consist of electronic subassembly, laser production and final system assembly for circuit fine tuning, memory yield improvement, component visual inspection and advanced electronic packaging systems. Electronic component systems are manufactured by ESI's subsidiaries, near San Diego, California. The majority of ESI's vision systems are manufactured by ESI's subsidiary in Ann Arbor, Michigan.

     ESI uses qualified manufacturers to supply many components of its products. ESI's systems use high performance computers, peripherals, lasers and other components from various vendors. Some components used by ESI are obtained from a single source or a limited group of suppliers. An interruption in the supply of a particular component could require substitutions that would have a temporary adverse impact on ESI. ESI believes it has good relationships with its suppliers.

EMPLOYEES

     As of May 31, 1998, ESI employed 900 people, including 238 in engineering, research and development, 334 in manufacturing and 328 in marketing, sales, technical support, customer service and administration. Many of ESI's employees are highly skilled, and ESI's success will depend in part upon its ability to attract and retain such employees, who are in great demand. ESI has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. ESI considers its employee relations to be good.

PATENTS AND OTHER INTELLECTUAL PROPERTY

     ESI has a policy of seeking patents, when appropriate, on inventions relating to new products and improvements which are discovered or developed as part of ESI's on-going research, development and manufacturing activities. ESI owns 78 United States patents and has applied for 23 additional patents in the United States. ESI has 69 foreign patents and has applied for 97 additional foreign patents. Although ESI's patents are important, ESI believes that the success of its business depends to a greater degree on the technical competence and innovation of its employees.

     ESI relies on copyright protection for its proprietary software. ESI also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or that ESI can meaningfully protect its trade secrets.

     Some customers using certain products from ESI have received a notice of infringement from Jerome H. Lemelson, alleging that equipment used in the manufacture of semiconductor products infringes on patents issued to Mr. Lemelson relating to "machine vision" or "barcode reader" technologies. Certain of these customers have notified ESI that they may be seeking indemnification from ESI for any damages and expenses resulting from this matter. Some of ESI's customers have settled litigation with Mr. Lemelson. While ESI cannot predict the outcome of this or similar litigation or its effect upon ESI, ESI believes that it will not have a materially adverse effect on its financial condition or results of operations.

ITEM 2.   PROPERTIES

     The Company's executive and administrative offices as well as a manufacturing facility are located in a three-building complex located on 15 acres in Portland, Oregon. The buildings are owned by ESI, and contain approximately 205,000 square feet of floor space. ESI also owns a 64,000 square foot plant on ten acres of land in Escondido, California.

     In addition, the Company leases approximately 13,000 square feet of office and industrial space in Portland, Oregon; 15,000 square feet of industrial space in Canton, Massachusetts; 8,000 square feet of office and industrial space in San Marcos, California; 30,000 square feet of office and industrial space in Santa Ana, California; 35,000 square feet of office and industrial space in Ann Arbor, Michigan; and office and service space in several additional locations in the United States, and in seven foreign countries.

     The Company believes that the productive capacity of the aforementioned facilities to be adequate and suitable for the requirements of the business.

ITEM 3.   LEGAL PROCEEDINGS

     On December 26, 1996, ESI filed a lawsuit against General Scanning, Inc. in the United States District Court for the Northern District of California for patent infringement. The complaint alleges that General Scanning is infringing two of ESI's patents used in the Model 9300 laser repair systems (patent numbers 5,265,114, "System and Method for Selectively Laser Processing a Target Structure of One of More Materials of a Multimaterial, Multilayer Device," and 5,473,624, "Laser System and Method for Selectively Severing Links"). ESI is seeking damages and an injunction against further infringement. General Scanning has filed counterclaims alleging that certain ESI patents are invalid and unenforceable and that ESI has interfered with General Scanning's business reputation. General Scanning is seeking damages and declaratory judgments that the ESI patents are not infringed, are invalid and are unenforceable. No trial date has been set.

     While ESI cannot predict the outcome of this litigation or its effect upon ESI, the Company believes that it will not have a material adverse effect on its financial condition or the results of its operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 1998.

EXECUTIVE OFFICERS

The executive officers of the Company, and their ages and positions as of June 30, 1998 are as follows:


NAME                  AGE                        POSITION
----                  ---                        --------
Donald R. VanLuvanee   54    Chief Executive Officer, President and Director
Robert E. Belter       57    Vice President
Robert C. Cimino       53    Director of Human Resources
Barry A. Glasgow       53    Vice President
Barry L. Harmon        44    Chief Financial Officer and Senior Vice-President
Jonathan C. Howell     44    Vice President
Mark W. Klug           59    Vice President
John R. Kurdock        53    Vice President
Larry T. Rapp          58    Vice President
Joseph L. Reinhart     39    Corporate Secretary and Vice President
Vernon R. Swearingen   58    Vice President
Edward J. Swenson      59    Senior Vice President

     Mr. VanLuvanee joined the Company in 1992 as Chief Executive Officer, President and a Director. From 1991 to 1992, Mr. VanLuvanee was President, Chief Executive Officer and a Director at Mechanical Technology Inc., a supplier of contract research and development services and a manufacturer of technologically advanced equipment. From 1990 to 1991, he was President and Chief Executive Officer of BCT Spectrum, Inc., a supplier of vacuum deposition systems. From 1984 to 1990, he was President, Chief Operating Officer and a Director of Kulicke and Soffa, Inc., a supplier of capital equipment and consumables to the microelectronics industry. Mr. VanLuvanee is also a Director of Micro Component Technology, a leading manufacturer of automated test handling equipment, and FEI, which designs, manufactures and markets focused ion beam workstations and both ion and electron emitter and focusing column components.

     Mr. Belter joined ESI in May 1997 and was elected President and General Manager of a subsidiary and a Corporate Vice President. Mr. Belter is responsible for ceramic capacitor production equipment products. Prior to joining ESI, Mr. Belter served as a consultant to the Company in marketing and product development for one year. Mr. Belter has extensive prior experience in the electronic component industry, including four years as President and General Manager of Johanson Dielectrics, and ten years as President and General Manager of Kyocera Northwest, North American Electronic Components.

     Mr. Cimino joined ESI in 1993 as Director of Human Resources. For the five years prior to joining ESI, Mr. Cimino was employed by Eastman Kodak. He held management positions at Kodak in human resources, customer service, sales, and real estate asset management.

      Mr. Glasgow joined the Company in June 1998 as Vice President of Sales for Portland Operations. Prior to joining ESI, Mr. Glasgow worked for ADE as Vice President of Worldwide Sales and Customer Support, where he was responsible for all sales and service activities. In addition, Mr. Glasgow previously worked for ESI, and its predecessor, XRL, from 1987 to 1997 in various sales positions including Director of Worldwide Sales for semiconductor products from 1995 to 1997.

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

     Mr. Howell joined ESI in 1993 as Director of Management Information Systems. In 1995, Mr. Howell was elected Vice President and assumed responsibility for vision products. Mr. Howell is also responsible for the Company's technical staff and resources. Mr. Howell has extensive management experience from Citibank, Gulf and Western and Arthur Young & Co.

     Mr. Klug joined the Company in 1992 and in 1993 was elected a Corporate Vice President. Mr. Klug is responsible for the mechanical drilling product line of advanced electronic packaging equipment . From 1988 to 1992, Mr. Klug was Vice President of Engineering for Symtek Systems, and between 1983 and 1988 he held senior management positions with Kulicke and Soffa, including Senior Vice President of U.S. Operations and Vice President of Engineering.

     Mr. Kurdock joined ESI in February 1997 as Vice President and General Manager of Portland Operations. For the five years prior to joining ESI, Mr. Kurdock served as Vice President of the Surface Mount Division for Universal Instruments and held senior operating positions with the Silicon Valley Group and Perkin Elmer.

     Mr. Rapp joined the Company in 1966 and has served in various engineering capacities. In 1982 he became the Government Relations and Patent Manager. He served as Assistant Secretary from 1988 to 1991, and from 1992 until June 1998 was Corporate Secretary and Legal Manager. In September 1995, Mr. Rapp was elected Vice President.

     Mr. Reinhart joined ESI in 1993 as Communications and Contracts Manager and was promoted to Director of Business Development in April 1995. Mr. Reinhart was elected a Vice President in September 1996, and was elected Corporate Secretary in June 1998. His experience includes finance, venture funding, mergers and acquisitions and administration in high-technology businesses.

     Mr. Swearingen joined the Company in 1992 as Director of laser systems, and was elected Vice President in 1993. From 1990 to 1991, Mr. Swearingen was President of Quantum Engineering, a project engineering firm, and from 1988 to 1990 he held a management position with Kulicke and Soffa.

     Mr. Swenson joined the Company in 1961 as a project and applications engineer. In 1970, he initiated the manufacture of computer-controlled laser systems for trimming and scribing microcircuits. He became Manager of the Systems Business Unit in 1978, Vice President of Advanced Development in 1979, Vice President of Advanced Technology Division in 1985 and Senior Vice President, Advanced Technology Group in 1987.


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


FISCAL QUARTER                       1998                                     1997
--------------                       ----                                     ----
                          HIGH       LOW     CLOSING              HIGH        LOW        CLOSING
                          ----       ---     -------              ----        ---        -------
1st Quarter...........  $ 53       $ 35     $ 48-1/2            $ 27-1/4    $ 15-1/2    $ 18-1/4
2nd Quarter...........    63-3/4     39-3/8   41-9/16             26          17-1/4      24-1/4
3rd Quarter...........    43-5/8     30-1/2   38                  31-3/4      22-1/2      27
4th Quarter...........    42-1/4     32-1/4   33-1/2              39-1/4      23-3/4      38

The Company has not paid any cash dividends on its Common Stock during the last five fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

The approximate number of shareholders of record at May 31, 1998 was 624.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                     FISCAL YEARS ENDED MAY 31,
                                                                     --------------------------
(THOUSANDS OF DOLLARS EXCEPT PER SHARE)             1998         1997            1996           1995           1994
---------------------------------------------------------------------------------------------------------------------

Net sales                                        $229,619       $180,035       $189,439       $130,736        $85,607
Net income (1),(2)                                 27,795         19,459         22,863         14,781          9,335
Net income per share - Basic (1),(2)                 2.50           1.85           2.19           1.58           1.13
Net income per share - Diluted (1),(2)               2.41           1.79           2.13           1.53           1.09
Working capital                                   141,795        121,505        101,016         79,407         37,691
Net property, plant and equipment                  27,638         19,033         19,411         17,619         16,045
Total assets                                      199,443        167,350        148,532        122,408         68,116
Long-term debt                                          -              -              -              -            200
Shareholders' equity                              182,281        146,695        126,166        100,305         56,714

(1) Fiscal 1996 excludes the $6.0 million In-Process Research and Development write off associated with the acquisition of XRL.
(2) Fiscal 1998 excludes $14.6 million in merger-related expenses associated with the acquisitions of Chip Star, Inc. ("Chip Star"), Dynamotion Corp. and Applied Intelligence Systems, Inc. ("AISI").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company completed three mergers in fiscal 1998 including the acquisition of AISI on December 1, 1997, Chip Star on June 26, 1997, and Dynamotion on June 9, 1997. The AISI and Chip Star acquisitions were accounted for under the pooling-of-interests method, and the Dynamotion acquisition was accounted for as a purchase. Refer to the Notes to Consolidated Financial Statements for additional information.

FISCAL YEAR ENDED MAY 31, 1998 COMPARED TO FISCAL YEAR ENDED MAY 31, 1997

     Revenue for fiscal 1998 was $229.6 million, which was 27.5% or $49.6 million higher than for fiscal 1997. The increase was due to higher sales of advanced electronic packaging systems, electronic component equipment and machine vision systems. The three mergers discussed above added both product and selling capabilities to the Company's portfolio.

     Gross margin for the year ended May 31, 1998 was 54.4%, up from 53.4% in the prior fiscal year. Increased shipments of relatively high margin electronic component systems and machine vision equipment, both in total and as a percentage of total sales, contributed to the overall increase.

     Selling, service and administrative expenses were $13.8 million or 31.8%
higher for the year ended May 31, 1998 as compared to fiscal 1997.   The
increase is attributable to higher commission expenses associated with increased sales, higher recruiting and relocation costs and increased legal fees associated with on-going litigation. Selling, service and administrative expenses increased marginally as a percentage of sales from 24.1% to 24.9%.

     Research, development and engineering expenses for the year ended May 31, 1998 were $5.8 million higher than the prior year due to higher project expenses and an increased commitment to research. Research, development and engineering expenses declined slightly as a percentage of sales, to 12.4% for 1998 from 12.6% for the prior year. In connection with the purchase price allocation for Dynamotion, the Company estimated the fair value of the intangible assets which indicated that a majority of all of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development of $9.0 million has been reflected in merger related expenses in the accompanying financial statements. The Company currently believes that the research and development efforts will result in commercially feasible products in the next 18 months at an additional estimated cost of $1.5 million.

     The effective tax rate of 37.1% for the year ended May 31, 1998 was consistent with fiscal 1997. The benefit of the utilization of net operating losses was offset by non-deductible merger-related expenses.

     Net income for the year ended May 31, 1998 was $16.9 million or $1.52 per basic share compared to $19.5 million or $1.85 per basic share for the same period of the prior year. Fiscal 1998 net income includes merger-related expenses of $14.6 million, including $9.0 million for acquired in-process research and development and $5.6 million for professional service fees and expenses associated with consolidating operations. Excluding merger-related expenses, fiscal 1998 net income was $27.8 million or $2.50 per basic share.

FISCAL YEAR ENDED MAY 31, 1997 COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

     Revenue for fiscal 1997 was $180.0 million, which was 5.0% or $9.4 million lower than for fiscal 1996. The decline was due to lower shipments of capacitor production equipment during the first half of fiscal 1997, due to customers absorbing capacity added in the prior year, and lower sales of circuit fine tuning systems throughout the year. These declines were partially offset by an increase from $4.8 million to $10.8 million in laser-based advanced electronic packaging systems and smaller increases in the sales of memory yield improvement and vision systems.

     Gross margin of 53.4% for the year ended May 31, 1997 was slightly below the 54.6% gross margin for fiscal 1996. Increased manufacturing overhead cost per unit sold was the most significant factor causing the decrease in margin. Increased sales of higher margin memory yield improvement systems and advanced electronic packaging equipment positively affected gross margin.

     Selling, service and administrative expenses were $2.9 million lower for the year ended May 31, 1997 versus fiscal 1996. The decrease is a result of lower selling commissions associated with decreased sales volumes and lower incentive compensation. Selling, service and administrative expenses decreased, as a percentage of sales, to 24.1% from 24.4%.

     Research, development and engineering expenses for the year ended May 31, 1997 were $1.2 million higher than the prior year. Research, development and engineering expenses increased, as a percentage of sales, to 12.6% for 1997 from 11.4% for the prior year.

     The effective tax rate of 37.1% for the year ended May 31, 1997 increased from 32.2% as a result of benefits from U.S. tax losses during the year ended May 31, 1996.

     Net income for the year ended May 31, 1997 was $19.5 million or $1.85 per basic share compared to $20.4 million or $1.96 per basic share for the same period of the prior year.

     The acquired in-process research and development expense if $6.0 million, which occurred in connection with the purchase price allocation of XRL, was expensed during the first quarter of fiscal 1996 in accordance with generally accepted accounting principals. ESI estimated the fair market value of the intangible assets, indicating that a majority of the acquired intangible assets consisted of research and development in process.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's principal sources of liquidity are existing cash, cash equivalents and marketable debt securities of $38.9 million, accounts receivable of $61.9 million, and a $7.0 million line of credit, none of which was outstanding at May 31, 1998. ESI has no debt and a current ratio of 9.3:1. Working capital increased to $141.8 million at May 31, 1998, from $121.5 million at May 31, 1997.

     The Company may acquire or invest in other complementary businesses, product lines or technologies. These acquisitions or investments may require additional debt or equity capital to fund such activities. However, capital expenditures for the fiscal 1999 are expected to decrease approximately 50% over the level incurred during the past year due to the high volume of renovations and the acquisition of a building that occurred during fiscal 1998.

A summary of cash flow activities follows:

                                          1998          1997            1996
                                          ----          ----            ----
                                                   (IN THOUSANDS)
Cash flows provided by (used in):
          Operating activities         $  5,082       $ 12,845        $ 15,469
          Investing activities (1)      (17,073)       (14,955)         (6,854)
          Financing activities            1,479          2,053             200
                                       ---------      ---------       --------
Increase (decrease) in cash and cash
    equivalents (2)                    $(10,512)      $    (57)       $  8,815
                                       ---------      ---------       --------
                                       ---------      ---------       --------

(1) Reflects the net purchase of $1.3 million, $9.5 million, and $1.1 million in marketable debt securities during fiscal 1998, 1997, and 1996, respectively.

(2) Total cash and securities decreased from $48.2 million on May 31, 1997 to $38.9 million on May 31, 1998.


OPERATING ACTIVITIES: Operating activities provided $5.1 million in cash. This was mainly due to net income and the effect of non-cash merger related expenses offset by cash used in trade receivables, inventory purchases, and for the pay down of current liabilities. Trade receivables increased $6.9 million due to longer payment terms granted in conjunction with entry into new Asian markets for our advanced electronic packaging equipment. Collection of receivables in June 1998 reduced this balance by approximately $3.2 million. The increase in inventories was primarily due to increased levels of inventories needed to support the increase in the Company's sales, particularly those related to the three merged businesses. This increase in sales activity resulted in a corresponding increase in inventory. The decrease in current liabilities of $13.1 million is a function of the liquidation of substantial past due balances for the acquired Dynamotion subsidiary as well as an acceleration of income tax payments.

INVESTING ACTIVITIES: Net cash of $17.1 million was used in investing activities. The Company made purchases in the amount of $12.5 million to upgrade computing and manufacturing capabilities and to renovate and improve utilization of office and manufacturing space. Associated with this was the purchase of a third building in Portland to accommodate future manufacturing and office space needs. In addition, net purchases of highly liquid marketable debt securities utilized $1.3 million.

FINANCING ACTIVITIES: Net cash of $1.5 million was generated from financing activities in the form of $8.5 million in stock option exercises and the related tax benefit, partially offset by the liquidation of acquired Dynamotion debt of $7.0 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors, semiconductor memory devices and circuits used in wireless telecommunications equipment, including pagers and cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Ten large multinational electronics companies constituted 41.4% of the Company's fiscal 1998 sales and therefore, the loss of any of these customers would be significant.

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

     International shipments accounted for 57.6% of sales for fiscal 1998 compared to 64.1% of sales for fiscal 1997. The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. In the Asia/Pacific region, sharp slowdowns have occurred in many countries. In response to declines in their currencies, many governments have raised interest rates, cut spending, and begun restructuring their economies. The short-term effect is likely to be slower growth in Japan, China and the Asia/Pacific region. As a result, a significant portion of the Company's net sales will be subject to certain risks. These risks include changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining US export licenses and the difficulties of staffing and managing foreign operations. At May 31, 1998, substantially all Asian end customer receivables were secured by letters of credit.

     Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 9.1% of fiscal 1998 consolidated operating expenses and are split 60% and 40% respectively between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

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

YEAR 2000

     The Year 2000 (Y2K) issue is the result of computer programs operating incorrectly when the calendar year changes to January 1, 2000. Any of the Company's computer programs that have date-sensitive software may recognize a two-digit date using "00" as calendar year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to engage in normal business activities.

The Company has a task force to prepare for Y2K issues. The Company has evaluated its technology and data used in the creation and delivery of its products and services and in its internal operations and has identified Y2K issues related to its customers and suppliers. The core business systems ESI uses and all major products are compliant, or a migration path to a compliant version will be in place by the year 2000. A plan has been put in place to mitigate the risks associated with these issues for ESI suppliers and customers, but there can be no assurances that such third parties will successfully address their own Y2K issues over which the company has no control. The Company believes that it will substantially complete the implementation of its Y2K plan before the year 2000, and provided that third parties mitigate their own risks successfully, the Company believes it will have no material business risk from such Y2K issues. ESI believes that the total costs associated with addressing the Y2K issue will have an immaterial affect on the Company's financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                                                                 MAY 31,
                                                                                                 -------
ASSETS                                                                                     1998           1997
                                                                                           ----           ----
                                                                                              (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  9,803       $ 20,315
  Securities available for sale                                                          29,113         27,860
                                                                                       --------       --------
      Total cash and securities                                                          38,916         48,175
  Trade receivables, less allowance for doubtful accounts                                61,890         54,321
  Inventories -
    Finished goods                                                                        9,339          5,726
    Work-in-process                                                                       8,975          6,952
    Raw materials and purchased parts                                                    31,491         22,345
                                                                                       --------       --------
      Total inventories                                                                  49,805         35,023
  Deferred income taxes                                                                   4,788          3,966
  Other current assets                                                                    3,558            675
                                                                                       --------       --------
      Total current assets                                                              158,957        142,160

PROPERTY AND EQUIPMENT, AT COST                                                          57,550         46,236
  Less-Accumulated depreciation                                                         (29,912)       (27,203)
                                                                                       --------       --------
    Net property and equipment                                                           27,638         19,033

DEFERRED INCOME TAXES                                                                     2,692          1,042

OTHER ASSETS                                                                             10,156          5,115
                                                                                       --------       --------
                                                                                       $199,443       $167,350
                                                                                       --------       --------
                                                                                       --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $  5,184       $  8,269
  Accrued liabilities -
    Payroll related                                                                       5,138          4,749
    Commissions                                                                           4,025          2,241
    Warranty                                                                              1,948          1,870
    Income taxes                                                                              -          1,215
    Other                                                                                   578          1,645
                                                                                       --------       --------
      Total accrued liabilities                                                          11,689         11,720
  Deferred revenue                                                                          289            666
                                                                                       --------       --------
      Total current liabilities                                                          17,162         20,655
                                                                                       --------       --------

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value; 1,000 shares authorized; no shares issued               -              -
  Common stock, without par value; 40,000 shares authorized; 11,368 and
  10,560 shares issued and outstanding at May 31, 1998 and 1997                         101,831         81,423
  Retained earnings                                                                      80,450         65,272
                                                                                       --------       --------
      Total shareholders' equity                                                        182,281        146,695
                                                                                       --------       --------
                                                                                       $199,443       $167,350
                                                                                       --------       --------
                                                                                       --------       --------

           The accompanying notes are an integral part of these statements.

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME


                                                                        YEAR ENDED MAY 31,
                                                                        ------------------
                                                               1998           1997           1996
                                                               ----           ----           ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                   $229,619       $180,035       $189,439

Cost of sales                                                104,692         83,926         86,065
                                                            --------       --------       --------

  Gross margin                                               124,927         96,109        103,374

Operating expenses:

  Selling, service and administrative                         57,145         43,359         46,230

  Research, development and engineering                       28,511         22,675         21,517

  Merger related expenses                                     14,634              -          6,000
                                                            --------        -------        -------

    Total operating expenses                                 100,290         66,034         73,747

Operating income                                              24,637         30,075         29,627

Interest income                                                1,715          1,516          1,280

Other income (expense), net                                      500           (664)          (789)
                                                            --------       --------        -------

Income before income taxes                                    26,852         30,927         30,118

Provision for income taxes                                     9,969         11,468          9,711
                                                            --------       --------        -------

Net income                                                  $ 16,883       $ 19,459       $ 20,407
                                                            --------       --------       --------
                                                            --------       --------       --------

Net income per share - Basic                                   $1.52          $1.85          $1.96
                                                                ----           ----           ----
                                                                ----           ----           ----

Net income per share - Diluted                                 $1.47          $1.79          $1.90
                                                                ----           ----           ----
                                                                ----           ----           ----

Weighted average number of shares - Basic                     11,112         10,499         10,432

Weighted average number of shares - Diluted                   11,512         10,875         10,740

      The accompanying notes are an integral part of these statements.

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED MAY 31, 1996, 1997 AND 1998


                                                                  COMMON STOCK
                                                                  ------------
                                                              NUMBER OF                      RETAINED
                                                               SHARES         AMOUNT         EARNINGS       TOTAL
                                                               ------         ------         --------       -----
                                                                                (IN THOUSANDS)
BALANCE AT MAY 31, 1995                                         10,124        $73,384        $27,821      $101,205
  Net Income                                                         -              -         20,407        20,407
  Stock plans:
    Employee stock plans                                            99            870              -           870
    Tax benefit of stock options exercised                           -            540              -           540
  Shares issued for acquisitions                                   196          4,782              -         4,782
  Unrealized gain on securities                                      -              -            (42)          (42)
  Cumulative translation adjustment                                  -              -         (1,596)       (1,596)
                                                              --------        -------        -------       --------

BALANCE AT MAY 31, 1996                                         10,419         79,576         46,590       126,166
  Net Income                                                         -              -         19,459        19,459
  Adjustment to align Chip Star Inc., fiscal year with May 31        -              -           (325)         (325)
  Stock plans:
    Employee stock plans                                           141          1,286              -         1,286
    Tax benefit of stock options exercised                           -            561              -           561
  Unrealized loss on securities                                      -              -            (19)          (19)
                                                                     -              -           (433)         (433)
                                                              --------        -------        -------       --------

BALANCE AT MAY 31, 1997                                         10,560         81,423         65,272       146,695
  Net Income                                                         -              -         16,883        16,883
  Adjustment to align AISI fiscal year with May 31                   -              -           (565)         (565)
  Stock plans:
    Employee stock plans                                           461          6,254              -         6,254
    Tax benefit of stock options exercised                           -          2,204              -         2,204
  Shares issued for Dynamotion acquisition                         347         11,950                       11,950
  Cumulative translation adjustment                                  -              -         (1,140)       (1,140)
                                                              --------       --------       --------      ---------

BALANCE AT MAY 31, 1998                                         11,368       $101,831        $80,450      $182,281
                                                              --------       --------       --------      ---------
                                                              --------       --------       --------      ---------

          The accompanying notes are an integral part of these statements.

               ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED MAY 31,
                                                                                          ------------------
                                                                                 1998           1997         1996
                                                                                 ----           ----         ----
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $  16,883       $ 19,459     $  20,407
  Adjustment to align pooled companies fiscal years with May 31                  (565)          (325)            -
Adjustments to reconcile net income to cash provided by (used in)
  operating activities:
  Merger related expense                                                       14,634              -         6,000
  Depreciation and amortization                                                 5,467          4,043         3,830
  Other non-cash charges (credits)                                                  -            156            52
  Deferred income taxes                                                           528            476        (1,470)
Changes in operating accounts:
  Increase in trade receivables                                                (6,849)       (11,862)       (4,347)
  (Increase) decrease in inventories                                           (8,991)            83        (3,682)
  (Increase) decrease in other current assets                                  (2,922)         1,846        (1,851)
  Decrease in current liabilities                                             (13,103)        (1,031)       (3,470)
                                                                            ---------       --------      --------
Net cash provided by operating activities                                       5,082         12,845        15,469
                                                                            ---------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of XRL subsidiary, net of cash acquired (1)                                -              -          (492)
Purchase of property and equipment                                            (12,484)        (4,599)       (5,263)
Purchase of securities                                                        (18,668)       (42,316)      (30,986)
Proceeds from sales of securities and maturing securities                      17,415         32,800        29,850
(Increase) decrease in other assets                                            (3,336)          (840)           37
                                                                            ---------       --------      --------
Net cash used in investing activities                                         (17,073)       (14,955)       (6,854)
                                                                            ---------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

Repayments of Dynamotion subsidiary debt (2)                                   (6,979)             -             -
Net (repayments) borrowings of AISI subsidiary                                      -            206        (1,210)
Proceeds from exercise of stock options and stock plans and related
  tax benefits                                                                  8,458          1,847         1,410
                                                                            ---------       --------       -------
Net cash provided by financing activities                                       1,479          2,053           200
                                                                            ---------       --------       -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (10,512)           (57)        8,815

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               20,315         20,372        11,557
                                                                            ---------       --------      --------
CASH AND CASH EQUIVALENTS ATEND OF PERIOD                                    $  9,803       $ 20,315      $ 20,372
                                                                            ---------       --------      --------
                                                                            ---------       --------      --------

           The accompanying notes are an integral part of these statements.

(1)   Acquisition of XRL:

      Assets less liabilities acquired, net of cash acquired                 $(5,073)
      Issuance of common stock                                                 4,581
                                                                             -------
      Net cash used to acquire business                                        $(492)

(2)   Acquisition of Dynamotion:

      Assets less liabilities acquired, net of cash                         $(11,950)
      Issuance of common stock and common stock options                       11,950
                                                                            --------
      Net cash used to acquire business                                          $(0)

Cash payments for interest were not significant in 1998, 1997 or 1996.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

BUSINESS ENVIRONMENT

     The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries (the Company), all of which are wholly owned. The Company designs and manufactures sophisticated products used around the world in electronics manufacturing including: laser manufacturing systems for memory yield improvement, production and test equipment for the manufacture of surface mount ceramic capacitors, circuit fine tuning systems, precision laser and mechanical advanced electronic packaging production systems and machine vision systems. The Company serves the global electronics market from its headquarters in Portland, Oregon and through subsidiaries located in the United States, Europe and Asia.

CONCENTRATIONS OF CREDIT RISK

     The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, securities held for sale, trade receivables and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. The Company places its investments with high credit quality financial institutions and limits the credit exposure from any one institution or instrument. To date, the Company has not experienced losses on any of these investments. The Company sells a significant portion of its products to a small number of electronics manufacturers: 41.4% of fiscal 1998 revenues were derived from ten customers. The Company's operating results could be adversely affected if the financial condition and operations of these key customers decline.

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

BASIS OF PRESENTATION

     In June, 1997, ESI merged with Chip Star, Inc. (Chip Star), a privately-held company based in San Marcos, California. Chip Star produces capital equipment for producers of surface mount ceramic capacitors. Consideration paid to Chip Star was 700 shares of ESI stock. The merger was accounted for as a pooling-of-interests. Accordingly, all financial statements and footnote data have been restated.

     In December 1997, ESI merged with AISI, a privately-held company based in Ann Arbor, Michigan. AISI provides machine vision solutions for the semiconductor and electronics industries. Consideration paid to AISI was 1,400 shares of ESI stock, of which 1,126 have been issued and the remaining have been reserved for stock options assumed in the acquisition. The merger was accounted for as a pooling-of-interests. Accordingly, all financial statements and footnote data have been restated.

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

RECLASSIFICATIONS

     Certain reclassifications have been made in the accompanying consolidated financial statements for 1996 and 1997 to conform to the 1998 presentation.

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

NET INCOME PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128). SFAS 128 requires the dual presentation of basic and diluted earnings per share and other additional disclosures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents (stock options) outstanding. Prior year earnings per share have been restated to conform to the standards established by SFAS 128.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

INVENTORIES

     Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead.

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

FOREIGN CURRENCY TRANSLATION

     The total cumulative translation adjustment included in retained earnings is $(1,144), $(4) and $429 at May 31, 1998, 1997 and 1996,
respectively. Foreign currency transaction gains were $48 and $380 for the years ended May 31, 1998 and 1996, with a loss of $176 for the year ended May 31, 1997. These amounts are included in other expense in the accompanying Consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS130). This statement will be effective for the Company's year ending May 31, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. The Company expects there will be no material impact on its consolidated financial position or results of operations as a result of the adoption of this new accounting standard.


PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                     MAY 31,
                                                     -------
                                                1998           1997
                                                ----           ----
Land                                          $ 4,237       $ 3,419
Buildings and improvements                     16,083        13,803
Machinery and equipment                        32,851        28,652
Construction in progress                        4,379           362
                                              -------       -------
                                              $57,550       $46,236
                                              -------       -------
                                              -------       -------

LINE OF CREDIT

     The Company has a short-term revolving line of credit with a large foreign bank totaling $7,000. This line expires in September 1998. Management expects to renew the revolver under similar terms or secure alternate financing. At the Company's option, the interest rate is prime or LIBOR plus 1.25 percent. There were no borrowings outstanding under the line at anytime during fiscal 1998.

EMPLOYEE BENEFIT PLANS

     The Company has an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. The Company contributed $763, $406 and $462 to the plan for the years ended May 31, 1998, 1997 and 1996, respectively.

INCOME TAXES

     Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid.

     The net deferred tax asset as of May 31, 1998 and May 31, 1997 consists of the following tax effects relating to temporary differences and carryforwards:

                                                       MAY 31,
                                                      --------
                                                 1998           1997
                                                 ----           ----
Deferred Tax Assets:
     Receivable and inventory valuation        $  1,670       $  2,065
     Vacation pay                                   827            695
     Warranty costs                                 721            654
     Other accrued liabilities                      920          1,114
                                               --------       --------
                                                  4,138          4,528
     Tax loss and credit carryforwards            9,224          6,847
                                               --------       --------
          Total deferred tax assets              13,362         11,375
Deferred tax liabilities                           (895)          (571)
Valuation allowance                              (4,987)        (5,796)
                                               --------       --------
Net deferred tax asset                         $  7,480       $  5,008
                                               --------       --------
                                               --------       --------

     At May 31, 1998, there were net operating losses of $26,353 available for U.S. federal income tax purposes. These losses were principally acquired as part of the Dynamotion and AISI acquisitions and expire through 2013. These losses are subject to certain limitations caused by the change in ownership. Accordingly, their utilization in future periods may be severely restricted. Given these limitations and uncertainties regarding future profitability, some of these losses may not be realizable, and accordingly, a valuation allowance has been recorded.

     The components of income before income taxes and the provision for income taxes are as follows:

                                                                    YEAR ENDED MAY 31,
                                                                    ------------------
                                                          1998              1997           1996
                                                          -----             ----           ----
Income before income taxes:
     Domestic                                          $25,311           $26,415       $28,481
     Foreign                                             1,541             4,512         1,637
                                                       -------           -------       --------
                                                       $26,852           $30,927       $30,118
                                                       -------           -------       -------
                                                       -------           -------       -------
Provision for income taxes:
     Current:
          U.S. Federal and State                       $ 6,658           $ 8,528       $ 9,754
          Foreign                                          579             1,903           887
                                                       -------           -------       -------
                                                       $ 7,237           $10,431       $10,641
     Deferred                                              528               476        (1,470)
     Income tax effect of stock options exercised        2,204               561           540
                                                       -------           -------       -------
                                                       $ 9,969           $11,468       $ 9,711
                                                       -------           -------       -------
                                                       -------           -------       -------

     The tax benefit related to stock option exercises has been recorded as an increase to Common Stock rather than a reduction to the provision for income taxes.

     A reconciliation of the provision for income taxes at the federal statutory income tax rate to the provision for income taxes as reported is as follows:


                                                                    YEAR ENDED MAY 31,
                                                                    ------------------
                                                         1998              1997           1996
                                                         ----              ----           ----
Provision computed at federal statutory rate            $9,398           $10,825        $10,541
Higher than U.S. tax rates in foreign jurisdictions         40               323            314
Impact of U.S. tax losses                               (2,214)              546         (1,411)
Impact of state taxes                                      342             1,386          1,259
Benefit of foreign sales corporation (FSC)              (1,332)           (1,468)          (137)
Nondeductible merger related expenses                    3,617                 -              -
Other, net                                                 118              (144)          (855)
                                                       -------           -------        -------
                                                        $9,969           $11,468        $ 9,711
                                                       -------           -------        -------
                                                       -------           -------        -------

     Consolidated income tax payments amounted to $9,673, $12,364 and $9,042 for the years ended May 31, 1998, 1997 and 1996, respectively.

EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share" (SFAS 128), in the third fiscal quarter of 1998. Under the provisions of SFAS 128, primary earnings per share has been replaced by basic earnings per share, which does not include the dilutive effect of stock options in its calculation. In addition, fully diluted earnings per share has been replaced by diluted earnings per share. All prior period earnings per share amounts have been restated to reflect the requirements of SFAS 128.
 Basic earnings per share has been computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. No adjustments to net income were required for any period presented for purposes of presenting basic and diluted earnings per share. All earnings per share amounts in the following table are presented and, where necessary, restated to conform to the SFAS 128 requirements.

                                                                             YEAR ENDED MAY 31,
                                                                             ------------------
                                                                    1998             1997         1996
                                                                    ----             ----         ----


Net income                                                       $ 16,883         $ 19,459     $ 20,407

Weighted average number of shares of common stock and common stock equivalents outstanding:

     Weighted average number of shares - basic                     11,112           10,499      10,432

     Dilutive effect of employee stock options                        400              376         308
                                                                  -------          -------     -------
     Weighted average number of shares - diluted                   11,512           10,875      10,740
                                                                  -------          -------     -------
                                                                  -------          -------     -------
Net income per share - basic                                        $1.52            $1.85       $1.96
                                                                    -----            -----       -----
                                                                    -----            -----       -----
Net income per share - diluted                                      $1.47            $1.79       $1.90
                                                                    -----            -----       -----
                                                                    -----            -----       -----

COMMITMENTS AND CONTINGENCIES

     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to manage well defined foreign currency risks: the Company enters into forward exchange contracts to hedge the value of accounts receivable denominated in a foreign currency. Foreign exchange contracts have gains and losses that are recognized at the settlement date. At May 31, 1998 and 1997, the Company had forward exchange contracts totaling $5,319 and $5,470, respectively. These contracts generally mature in less than one year and the counterparty is a large, widely recognized international bank; therefore, risk of credit loss as a result of nonperformance by the bank is minimal. The use of derivatives does not have a significant effect on the Company's results of operations or its financial position.

     The Company leases equipment and office space under operating leases, which are non-cancelable and expire on various dates through 2002. The aggregate minimum commitment for rentals under operating leases beyond May 31, 1998 is not significant.

     The Company is a party to various legal proceedings. Management believes that the outcome of such proceedings will not have a material effect on the business, financial position or results of operations of the Company.

SECURITIES AVAILABLE FOR SALE

     The Company classifies its marketable debt securities as Securities Available for Sale in the accompanying Consolidated Balance Sheets. The fair market value of these securities at May 31, 1998 and 1997 is $29,113 and $27,860, respectively. All of the Company's marketable debt securities are invested in high-credit quality tax advantaged securities, with maturities of less than one year from the date of purchase. The amortized cost of these securities approximates fair market value.

     During fiscal 1998 and 1997, proceeds of $17,415 and $32,800, respectively, resulted from the sales or maturities of securities; there were no realized gains or losses associated with these sales or maturities.

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

STOCK PLANS

     The Company has stock option and restricted stock grant plans for officers and employees. During fiscal 1998, ESI recorded $455 and $475 of compensation expense related to stock grants earned in 1998 and 1997, respectively. The Company incurred no such compensation expense in fiscal 1996. The Compensation Committee of the Board of Directors determines awards under these plans. Stock appreciation rights may be granted in connection with options, although no options have been granted that include stock appreciation rights. Option prices are at fair market value at the date of the grant and all expire ten years from the date of grant.

     The Company has an employee stock purchase plan which allows qualified employees to direct up to 15% of base pay for purchases of stock. The purchase price for shares purchased under the Plan is 85% of the fair market value of stock on January 8, 1998 or January 7, 1999.

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

     The Company has computed, for pro forma disclosure purposes, the per share value of all options granted under the stock option plan to be $17.88, $14.16 and $11.99 for 1998, 1997 and 1996. The pro forma value of options granted under the employee stock purchase plan is immaterial for 1998, 1997 and 1996. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for grants in 1998, 1997, and 1996:

                              1998            1997           1996
Risk-free interest rate        7.5%           7.5%           7.5%
Expected dividend yield          0%              0              0
Expected life               5 years        7 years        7 years
Expected volatility           46.5%          48.5%          48.5%

     The total value of options granted would be amortized on a pro rata basis over the vesting period of the options. Options generally vest equally over four years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                              1998           1997           1996
                              ----           ----           ----

Net income:
     As reported            $16,883        $19,459        $20,407
     Pro forma              $15,652        $18,693        $20,020
Net income per share:
     As reported - basic      $1.52          $1.85          $1.96
     As reported - diluted    $1.47          $1.79          $1.90
     Pro forma - basic        $1.42          $1.80          $1.93
     Pro forma - diluted      $1.37          $1.74          $1.87

     The following table summarizes activity in the stock plans for the years ended May 31, 1998, 1997 and 1996:

                                                                                 YEAR ENDED MAY 31,
                                                                                 ------------------
                                                             1998                        1997                       1996
                                                             ----                        ----                       ----
                                                                WEIGHTED -                 WEIGHTED -                  WEIGHTED -
                                                                AVERAGE                    AVERAGE                     AVERAGE
                                                      SHARES    EXER. PRICE    SHARES      EXER. PRICE    SHARES       EXER. PRICE
                                                      ------    -----------    ------      -----------    ------       -----------

Options outstanding at beginning of year . . . . .     1,197         $19.40      1102         $17.53       892         $14.90
     Granted . . . . . . . . . . . . . . . . . . .       208          32.74       243          25.26       332          20.70
     Exercised . . . . . . . . . . . . . . . . . .       390          12.38        93          16.47        78           8.68
     Canceled. . . . . . . . . . . . . . . . . . .        72          25.71        55          20.93        44          20.35
                                                       -----         ------      ----         ------      ----         ------
Options outstanding at end of year . . . . . . . .       943          20.91      1197          19.40      1102          17.53
                                                       -----         ------      ----         ------      ----         ------
                                                       -----         ------      ----         ------      ----         ------
Exercisable at end of year . . . . . . . . . . . .       515         $15.67       581         $13.89       465         $11.24
                                                       -----         ------      ----         ------      ----         ------
                                                       -----         ------      ----         ------      ----         ------

     The following table sets forth the exercise price range, number of shares outstanding at May 31, 1998, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:


                               WEIGHTED-
                               AVERAGE
 RANGE OF      OUTSTANDING     REMAINING       WEIGHTED-      EXERCISABLE       WEIGHTED-
 EXERCISE         AS OF       CONTRACTUAL       AVERAGE         AS OF           AVERAGE
  PRICES       MAY 31, 1998   LIFE (YEARS)   EXERCISE PRICE   MAY 31, 1998      EXERCISE PRICE
  ------       ------------   ------------   --------------   ------------      --------------
$2.75-9.88             226            4.83          $ 7.89            226               $ 7.89
9.89-18.00             243            7.50           16.17            125                15.52
18.01-24.00            155            6.97           23.20            104                23.00
24.01-33.00            229            8.73           28.05             52                27.69
33.01-150.00            90            9.18           42.65              8                66.16
                -------------------------------------------------------------------------------
                       943            7.28          $20.91            515               $15.67

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

     Export sales included in United States sales to unaffiliated customers for the years ended May 31, 1998, 1997 and 1996 were as follows:

                                                       EUROPE     ASIA         TOTAL
                                                       ------     ----         -----
May 31, 1998 . . . . . . . . . . . . . . . . . . .    $9,821     $79,586      $89,407
May 31, 1997 . . . . . . . . . . . . . . . . . . .     5,208      60,411      $65,619
May 31, 1996 . . . . . . . . . . . . . . . . . . .     2,543      70,311      $72,854

     In fiscal 1998, 1997 and 1996, there were no sales to any one customer in excess of 10% of consolidated net sales.

The following data represents segment information for the years ending May 31:

                                                                                       ADJUSTMENTS
                                                    UNITED                                 AND
1998                                                STATES       EUROPE       ASIA     ELIMINATIONS   CONSOLIDATED
----                                                ------       ------       ----     ------------   ------------

Sales to unaffiliated customers. . . . . . . . . .  $186,854     $24,089      $18,676   $      -      $229,619
Transfers between geographic areas . . . . . . . .    31,361           -          217    (31,578)            -
                                                    --------     -------      -------   --------      --------
Total revenue. . . . . . . . . . . . . . . . . . .  $218,215     $24,089      $18,893   $(31,578)     $229,619
                                                    --------     -------      -------   --------      --------
                                                    --------     -------      -------   --------      --------
Operating income (1) . . . . . . . . . . . . . . .  $ 23,064     $   497      $   935   $    141      $ 24,637
                                                    --------     -------      -------   --------      --------
                                                    --------     -------      -------   --------      --------
Identifiable assets at May 31, 1998. . . . . . . .  $179,583     $ 8,739      $ 8,425   $(36,220)     $160,527
                                                    --------     -------      -------   --------
                                                    --------     -------      -------   --------
Corporate assets . . . . . . . . . . . . . . . . .                                                      38,916
                                                                                                      --------
Total assets at May 31, 1998 . . . . . . . . . . .                                                    $199,443
                                                                                                      --------
                                                                                                      --------
1997
----

Sales to unaffiliated customers. . . . . . . . . .  $130,204     $28,872      $20,959   $      -      $180,035
Transfers between geographic areas . . . . . . . .    35,986           -          427    (36,413)            -
                                                    --------     -------      -------   --------      --------
Total revenue. . . . . . . . . . . . . . . . . . .  $166,190     $28,872      $21,386   $(36,413)     $180,035
                                                    --------     -------      -------   --------      --------
                                                    --------     -------      -------   --------      --------
Operating income . . . . . . . . . . . . . . . . .  $ 25,691     $ 2,899      $ 1,623   $   (138)     $ 30,075
                                                    --------     -------      -------   --------      --------
                                                    --------     -------      -------   --------      --------
Identifiable assets at May 31, 1997. . . . . . . .  $106,322     $11,374      $ 9,480   $ (8,001)     $119,175
                                                    --------     -------      -------   --------
                                                    --------     -------      -------   --------
Corporate assets . . . . . . . . . . . . . . . . .                                                      48,175
                                                                                                      --------
Total assets at May 31, 1997 . . . . . . . . . . .                                                    $167,350
                                                                                                      --------
                                                                                                      --------

1996
----

Sales to unaffiliated customers. . . . . . . . . .  $148,798     $18,329      $22,312   $      -      $189,439
Transfers between geographic areas . . . . . . . .    28,009           8          543    (28,560)            -
                                                    --------     -------      -------   --------      --------
Total revenue. . . . . . . . . . . . . . . . . . .  $176,807     $18,337      $22,855   $(28,560)     $189,439
                                                    --------     -------      -------   --------      --------
                                                    --------     -------      -------   --------      --------
Operating income (2) . . . . . . . . . . . . . . .  $ 27,638     $   260      $ 1,965   $   (236)     $ 29,627
                                                    --------     -------      -------   --------      --------
                                                    --------     -------      -------   --------      --------
Identifiable assets at May 31, 1996. . . . . . . .  $113,699     $ 8,624      $ 8,049   $(20,575)     $109,797
                                                    --------     -------      -------   --------
                                                    --------     -------      -------   --------
Corporate assets . . . . . . . . . . . . . . . . .                                                      38,735
                                                                                                      --------
Total assets at May 31, 1996 . . . . . . . . . . .                                                    $148,532
                                                                                                      --------
                                                                                                      --------

(1) Includes the $14,634 in merger related expenses associated with the acquisition of Dynamotion, Chip Star and AISI.

(2) Includes the $6,000 in-process research and development charge associated with the acquisition of XRL.

ACQUISITIONS

CHIP STAR, INC.

On June 26, 1997, the Company completed the acquisition of Chip Star Inc., a provider of ceramic capacitor termination systems located in San Marcos, California, through the issuance of 700 shares of ESI stock. The transaction has been accounted for as a pooling of interests and, accordingly, all data included in the Consolidated Financial Statements has been restated to reflect the Chip Star acquisition. Disclosure of ESI and Chip Star's revenue and net income, on an individual company basis from June 1 to June 25, 1997 is not significant.

APPLIED INTELLIGENT SYSTEMS, INC. (AISI)

On December 1, 1997, the Company completed the acquisition of AISI, a provider of machine vision solutions for the semiconductor and electronics industries, located in Ann Arbor, Michigan. The acquisition consideration consists of 1,400 shares of ESI common stock, of which 1,126 have been issued and the remaining 274 were reserved for stock options assumed in the acquisition. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

The following is a reconciliation of certain restated amounts with amounts previously reported. Chip Star operations from the period June 1, 1997 to the date of acquisition were immaterial and as such were combined in ESI activity for the fiscal year 1998. AISI activity shown for fiscal 1998 is for the period from June to December 1, 1997, the date of acquisition.

                                  YEAR ENDED MAY 31,
                                  ------------------
                          1998           1997           1996
                          ----           ----           ----
Sales:
 ESI                   $212,374       $150,159       $159,705
 Chip Star                    -          9,990          6,605
 AISI                    17,245         19,886         23,129
                       --------------------------------------
  As Restated          $229,619       $180,035       $189,439

Net Income:
 ESI                   $ 13,135       $ 18,952        $16,082
 Chip Star                    -          2,298          1,217
 AISI                     3,748         (1,791)         3,108
                       --------------------------------------
  As Restated          $ 16,883       $ 19,459        $20,407

DYNAMOTION CORP.

On June 9 1997, the Company acquired all of the outstanding stock of Dynamotion Corp., a producer of high performance mechanical drilling and routing systems based in Santa Ana, California. The preliminary purchase consideration consisted of 347 shares of ESI stock. The transaction was accounted for as a purchase. In connection with the purchase price allocation, the Company estimated the fair value of the intangible assets indicating that a majority of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development of $9.0 million has been reflected in merger-related expenses in the accompanying financial statements.

     Pro forma combined income statement data for the year ended 1998 is equal to consolidated income statement figures for the year as the activity of Dynamotion from June 1, 1997 to the date of acquisition was insignificant.
Pro forma combined income statement data for the years ended May 31, 1997 and 1996 are as follows:

                                                   UNAUDITED
                                                   ----------
                                              1997           1996
                                              ----           ----

Sales                                       $192,673       $202,942
Operating Income                              13,465         17,021
Net income per share - basic                    1.24           1.58
Net income per share - diluted                  1.20           1.53

QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

                                        1ST            2ND         3RD          4TH
YEAR ENDED MAY 31, 1998               QUARTER        QUARTER     QUARTER      QUARTER       TOTAL
-----------------------              ---------      ---------   ---------    ---------      -----
Net sales                            $57,119        $59,872      $57,594      $55,034    $229,619
Gross margin (1)                      32,235         32,606       32,299       27,787    $124,927
Net income (1)                        (1,918)         7,975        4,534        6,292      16,883
Net income per share - basic (1)      $(0.17)         $0.72        $0.41        $0.56       $1.52
Net income per share - diluted (1)    $(0.17)         $0.70        $0.40        $0.54       $1.47

                                        1ST            2ND         3RD          4TH
YEAR ENDED MAY 31, 1997               QUARTER        QUARTER     QUARTER      QUARTER       TOTAL
-----------------------              ---------      ---------   ---------    ---------      -----
Net sales                            $39,583        $40,495      $45,764      $54,193    $180,035
Gross margin                          22,263         20,912       25,011       27,923      96,109
Net income                             3,861          2,237        6,020        7,341      19,459
Net income per share - basic           $0.37          $0.21        $0.57        $0.70       $1.85
Net income per share - diluted         $0.36          $0.21        $0.55        $0.67       $1.79

(1) Operations for the fiscal 1998 include $11,124 and $3,510 in merger related expenses for the first and third quarters, respectively.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Electro Scientific Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.

                              ARTHUR ANDERSEN LLP
Portland, Oregon
June 30, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

Information with respect to executive officers of the Company is included under
Item 4 of Part I of this Report.  No information is required to be included for
Item 405 of Regulation S-K for 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included under "Board Compensation," "Executive Compensation" (excluding the performance graph) and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Schedules.

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated.


Electro Scientific Industries, Inc.
and Subsidiaries:                                              Page
                                                               ----
     Consolidated Balance Sheets as of
          May 31, 1998 and 1997                                  20
     Consolidated Statements of
          Income for the Years Ended
          May 31, 1998, 1997, and 1996                           21
     Consolidated Statements of
          Shareholders' Equity for the Years Ended
          May 31, 1998, 1997, and 1996                           22
     Consolidated Statements of
          Cash Flows for the Years Ended
          May 31, 1998, 1997, and 1996                           23
     Notes to Consolidated Financial Statements                  25-37
     Report of Independent Public Accountants                    38

All schedules are omitted, as the required information is inapplicable or not significant.


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

          10-A. ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1986. (1)

          10-B. ESI 1989 Stock Option Plan, as amended. (1) Incorporated by reference to Exhibit 10-B of the Company's Annual report on Form 10-K for the fiscal year ended May 31, 1997.

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

          10-E.     1996 Stock Incentive Plan. Incorporated by reference to
                    Exhibit 10-E of the Company's Annual report on Form 10-K for the fiscal year ended May 31, 1997.


          11.       Statement of Calculation of Earnings Per Share.

          21.       Subsidiaries of the Company.

          23.       Consent of Independent Public Accountants.

          27.       Financial Data Schedule.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of fiscal year 1998. However, a Form 8-K was filed on July 7 and December 1, 1997.
------------
(1)  Management contract or compensatory plan or arrangement.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 1, 1998         ELECTRO SCIENTIFIC INDUSTRIES, INC.

                              By /s/ Donald R. VanLuvanee
                                 ------------------------
                              Donald R. VanLuvanee
                              President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 1, 1998.


Signature                                    Title
(1) Principal Executive, Financial and
    Accounting Officers

/s/ Donald R. VanLuvanee                     Director, President and Chief Executive Officer
---------------------------
Donald R. VanLuvanee

/s/ Barry L. Harmon                          Senior Vice President and Chief
---------------------------                  Financial Officer
Barry L. Harmon

(2) Directors

/s/ David F. Bolender                        Chairman of the Board
--------------------------
David F. Bolender

/s/ Douglas C. Strain                        Vice Chairman of the Board
--------------------------
Douglas C. Strain

/s/ Larry L. Hansen                          Director
--------------------------
Larry L. Hansen

/s/ W. Arthur Porter                         Director
--------------------------
W. Arthur Porter

/s/ Vernon B. Ryles                          Director
--------------------------
Vernon B. Ryles

/s/ Gerald F. Taylor                         Director
--------------------------
Gerald F. Taylor

/s/ Jon D. Thompkins                         Director
--------------------------
Jon D. Thompkins

/s/ Keith L. Thomson                         Director
--------------------------
Keith L. Thomson


                                   EXHIBIT INDEX

   EXHIBIT NO.                EXHIBIT DESCRIPTION
   ----------                 -------------------

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

     10-B. ESI 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-B of the Company's Annual report on Form 10-K for the fiscal year ended May 31, 1997.

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

     10-E.     1996 Stock Incentive Plan. Incorporated by reference to Exhibit
               10-E of the Company's Annual report on Form 10-K for the fiscal year ended May 31, 1997.

     21.       Subsidiaries of the Company.

     23.       Consent of Independent Public Accountants.

     27.       Financial Data Schedule.