Form 10-Q
period 1998-08-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1998-10-15
CIK 726514

                                                                     Page 1/20

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549


                                     FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998 OR

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


                                   (503) 641-4141


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                         ---       ---
AS OF AUGUST 31, 1998 THERE WERE 11,397,181 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

                                                                     Page 2/20

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX

Part I.   Financial Information

                                                                     Page No.
                                                                     --------
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets                                   3-4
          August 31, 1998 and May 31, 1998*

          Consolidated Statements of Operations                           5
          Three Months ended
          August 31, 1998 and August 31, 1997

          Consolidated Statements of Cash Flows                         6-7
          Three Months ended
          August 31, 1998 and August 31, 1997

          Notes to Consolidated Financial Statements                   8-12

Item 2.   Management's Discussion and Analysis of Financial           13-17
          Condition and Results of Operations

Part II.  Other Information

Item 1.   Legal Proceedings                                              17

Item 4.   Submission of Matters to a Vote of Security Holders         18-19

          Signature                                                      20

*Audited

                                                                     Page 3/20

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

ASSETS                                     August 31, 1998*    May 31, 1998
------                                     ----------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                  $  3,313          $  9,803
     Securities available for sale                28,200            29,113
     Trade receivables, net                       69,569            61,890
     Inventories                                  49,491            49,805
     Deferred income taxes                         4,788             4,788
     Other current assets                          5,315             3,558
                                                --------          --------
          Total current assets                   160,676           158,957
                                                --------          --------
PROPERTY AND EQUIPMENT, AT COST                   59,593            57,550
     Less - Accumulated depreciation             (30,847)          (29,912)
                                                --------          --------
          Net property and equipment              28,746            27,638
                                                --------          --------
DEFERRED INCOME TAXES                              2,692             2,692
OTHER ASSETS                                      10,835            10,156
                                                --------          --------
                                                $202,949          $199,443
                                                --------          --------
                                                --------          --------

      The accompanying notes are an integral part of these statements.

* Unaudited

                                                                     Page 4/20

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

LIABILITIES AND
SHAREHOLDERS' EQUITY                     August 31, 1998*    May 31, 1998
--------------------                     ----------------    ------------
CURRENT LIABILITIES:
  Accounts payable                          $    5,676        $    5,184
  Accrued liabilities:
    Payroll related                              4,751             5,138
    Commissions                                  4,797             4,025
    Warranty                                     1,903             1,948
    Other                                          865               578
                                              --------          --------
      Total accrued liabilities                 12,316            11,689

  Deferred revenue                                 464               289
                                              --------          --------
Total current liabilities                       18,455            17,162
                                              --------          --------
                                              --------          --------

SHAREHOLDERS' EQUITY:

  Common stock, without par value;
   Authorized:
    40,000 shares; Outstanding:
    11,397, and 11,368 respectively            102,299           101,831
  Retained earnings                             82,195            80,450
                                              --------          --------
  Total shareholders' equity                   184,494           182,281
                                              --------          --------
                                              $202,949          $199,443
                                              --------          --------
                                              --------          --------

    The accompanying notes are an integral part of these statements.

* Unaudited

                                                                     Page 5/20

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands except per share)

                                                Three Months Ended *   Three Months Ended *
                                                   August 31, 1998        August 31, 1997
                                                --------------------   --------------------
Net sales                                              $45,192                $57,119

Cost of sales                                           22,792                 24,884
                                                       -------                -------
  Gross margin                                          22,400                 32,235

Operating expenses:
  Selling, service and administrative                   13,466                 13,569
  Research, development and engineering                  7,473                  6,786
  Acquired in-process research and development
  and merger related expenses                               --                 11,124
                                                       -------                -------
    Total operating expenses                            20,939                 31,479
                                                       -------                -------
Operating income                                         1,461                    756

Interest income                                            369                    490
Other income, net                                           43                     57
                                                       -------                -------
Income before income taxes                               1,873                  1,303

Provision for income taxes                                 632                  3,221
                                                       -------                -------
Net income (loss)                                      $ 1,241                $(1,918)
                                                       -------                -------
                                                       -------                -------
Net income (loss) per share:
  Basic                                                $  0.11                $ (0.17)
                                                       -------                -------
                                                       -------                -------
  Diluted                                              $  0.11                $ (0.17)
                                                       -------                -------
                                                       -------                -------
Weighted average number of shares:
  Basic                                                 11,384                 10,968
  Diluted                                               11,654                 10,968

       The accompanying notes are an integral part of these statements.

* Unaudited

                                                                     Page 6/20

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                                    Three Months Ended
                                                            August 31, 1998*    August 31, 1997*
                                                            ----------------    ----------------
Cash Flows From Operating Activities:
Net income (loss)                                               $ 1,241             $(1,918)
Adjustment to align AISI fiscal year with May 31, 1997                                 (565)
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
  Acquired in-process research and development and
   merger-related expenses (1)                                       --              11,124
  Depreciation and amortization                                   1,424               1,342
Changes in operating accounts:
  (Increase) decrease in trade receivables                       (7,370)              2,483
  Decrease (increase) in inventories                              1,238              (1,159)
  Increase in other current assets                               (1,757)             (1,010)
  Increase (decrease) in current liabilities                      1,465              (4,331)
                                                               --------             -------
Net cash (used in) provided by operating activities:             (3,759)              5,966
                                                               --------             -------
Cash Flows From Investing Activities:
Purchases of property and equipment                              (2,640)             (2,158)
Purchase of securities                                          (10,137)             (9,972)
Proceeds from sales of securities and maturing securities        11,050               7,500
Increase in other assets                                         (1,472)               (145)
                                                               --------             -------
Net cash used in investing activities:                           (3,199)             (4,775)
                                                               --------             -------
Cash Flows From Financing Activities:
Repayment of Dynamotion subsidiary debt (2)                          --              (6,979)
Payments to retire other debt                                        --                 (29)
Proceeds from exercise of stock options and stock plans             468               2,591
                                                               --------             -------
Net cash, provided by (used in) financing activities:               468              (4,417)
                                                               --------             -------
Net Change in Cash and Cash Equivalents                          (6,490)             (3,226)

Cash and Cash Equivalents at Beginning of Period                  9,803              20,315
                                                               --------             -------
Cash and Cash Equivalents at End of Period                     $  3,313             $17,089
                                                               --------             -------
                                                               --------             -------


          The accompanying notes are an integral part of these statements.

*Unaudited

                                                                     Page 7/20

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                    (in thousands)
                                     (Unaudited)

Cash payments for interest were not significant for the three months ended August 31, 1998 and August 31, 1997. Cash payments for income taxes were $902 and $573 for the three months ended August 31, 1998 and August 31, 1997, respectively.

Notes:

(1)  See Note 5 in Notes to Consolidated Financial Statements.

(2)  Acquisition of Dynamotion subsidiary:
     Assets less liabilities acquired, net of cash        $(11,950)
     Issuance of common stock and common stock options      11,950
                                                          --------
     Net cash used to acquire Dynamotion:                 $      0

                                                                     Page 8/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (in thousands)
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. Management believes that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report filed on Form 10-K.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $321 at August 31, 1998 and $419 at May 31, 1998*.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                        August 31, 1998   May 31, 1998*
                                        ---------------   -------------
   Raw materials and purchased parts         $30,233          $31,491
   Work-in-process                             8,851            8,975
   Finished goods                             10,407            9,339
                                             -------          -------
                                             $49,491          $49,805
                                             -------          -------
                                             -------          -------

*Audited

                                                                     Page 9/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (in thousands)
                                    (Unaudited)

NOTE 4 - NET INCOME (LOSS) PER SHARE

The Company adopted the Financial Accounting Standards Board's Statement 128, Earnings Per Share ("SFAS 128"), in the third fiscal quarter of 1998. All earnings per share amounts in the following table are presented and, where necessary, restated to conform to the SFAS 128 requirements.

                                                                             Three Months Ended

                                                                   August 31, 1998      August 31, 1997
                                                                   ---------------      ---------------
Net income (loss)                                                       $ 1,241             $(1,918)

Weighted average number of shares of common stock and common stock equivalents outstanding:

     Weighted average number of shares outstanding for computing
     basic net income per share                                          11,384              10,968

     Dilutive effect of employee stock options after application
     of the treasury stock method                                           270                   0
                                                                        -------             -------
     Weighted average number of shares outstanding for computing
     diluted net income per share                                        11,654              10,968
                                                                        -------             -------
                                                                        -------             -------
Net income (loss) per share - basic                                     $  0.11             $ (0.17)
                                                                        -------             -------
                                                                        -------             -------
Net income (loss) per share - diluted                                   $  0.11             $ (0.17)
                                                                        -------             -------
                                                                        -------             -------

                                                                     Page 10/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (in thousands)
                                    (Unaudited)

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options because inclusion would have an anti-dilutive effect on the earnings per share calculation.

                                                  Three Months Ended
                                        August 31, 1998     August 31, 1997
                                        ---------------     ---------------
Number of Employee Stock Options                63                  703

NOTE 5 - ACQUISITIONS

DYNAMOTION, INC.

On June 9 1997, the Company acquired all of the outstanding stock of Dynamotion Corp., a producer of high performance mechanical drilling and routing systems based in Santa Ana, California. The purchase consideration consisted of 347 shares of ESI stock. The transaction was accounted for as a purchase.

In connection with the purchase price allocation, the Company obtained an appraisal of the intangible assets that indicated that substantially all of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development was charged to expense during the quarter ended August 31, 1997 and is reflected in the accompanying Consolidated Statements of Operations.

The statement of operations data for the three months ended August 31, 1997 was prepared as if the acquisition had occurred at the beginning of the period. The pro forma effect of Dynamotion's revenue and net income for the period from June 1 to June 9, 1997 is not significant.

                                                                     Page 11/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (in thousands)
                                     (Unaudited)

NOTE 5 - CONT.

CHIP STAR, INC.

On June 26, 1997, the Company completed the acquisition of Chip Star Inc., a provider of ceramic capacitor termination systems located in San Marcos, California, through the issuance of 700 shares of ESI stock. The transaction has been accounted for as a pooling of interests.

Disclosure of ESI and Chip Star's revenue and net income, on an individual company basis from June 1 to June 25, 1997 is not deemed to be significant.

APPLIED INTELLIGENT SYSTEMS, INC. (AISI)

On December 1, 1997, the Company completed the acquisition of AISI, a provider of machine vision solutions for the semiconductor and electronics industries, located in Ann Arbor, Michigan. The acquisition consideration consisted of 1,400 shares of ESI common stock. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

A reconciliation of amounts previously reported to amounts included in the financial statements is as follows:

                                      Three Months Ended
                                       August 31, 1997
                                       ---------------
                Revenue:
                  ESI                      $48,356
                  AISI                       8,763
                                           -------
                    As Restated            $57,119

                Net Loss:
                  ESI                      $(3,861)
                  AISI                       1,943
                                           -------
                    As Restated            $(1,918)

                                                                     Page 12/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (in thousands)
                                     (Unaudited)

NOTE 6 - INCOME TAXES

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS130). The Company has adopted SFAS 130 in the first fiscal quarter of 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. Components of the Company's comprehensive income consist of cummulative transation adjustments and unrealized gains/losses of securities available for sale, none of which are material to the Company's consolidated financial position or results of operations.

HEDGING ACTIVITIES

The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"), in June 1998. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in the derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2001. The effect of adopting this standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or its results of operations.

                                                                     Page 13/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         MANAGEMENT DISCUSSION AND ANALYSIS

                               Results of Operations

Revenue of $45.2 million for the quarter ended August 31, 1998 was $11.9 million or 20.9 % lower than in the first quarter of fiscal 1998, and $9.8 million or 17.9% lower than in the quarter ended May 31, 1998. Consistent with the first quarter of the prior year, memory yield equipment made up the largest percentage of sales for the quarter at 32.5% of total revenues versus 31.1% in the prior year. Overall, memory yield improvement, electronic component and machine vision equipment sales were down over the same quarter in the prior year, offset by increased sales in circuit fine tuning and advanced packaging equipment. Revenues from electronic component, circuit fine tuning, advanced packaging, and vision systems were down this quarter in comparison to last quarter, offset by an increase in memory yield improvement system revenues over last quarter of 20.5%.

Gross margin for the three months ended August 31, 1998 decreased to 49.6% from 56.4% for the first quarter of the prior fiscal year. Lower margins were the result of a shift in product mix, a slight decrease in average selling prices, and underabsorption of overhead costs due to lower unit volumes. Gross margin for the current period was also slightly lower than for the quarter ended May 31, 1998.

Selling, service and administrative expenses for the three months ended August 31, 1998 were $0.1 million lower than for the first quarter of fiscal 1998. The decrease is due to mainly to lower professional fees and bonus accruals. Expenses for sales, services and administration were down about $1.1million from the prior quarter as reduced sales volume lowered commissions.

Expenses associated with research, development and engineering increased in absolute terms and as a percentage of sales over both the first quarter of fiscal 1998 and the fourth quarter of fiscal 1998. The $0.7 million increase over the first quarter, prior year, is attributable higher labor costs and project spending. R&D expenses increased $0.3 million over the prior quarter. R&D spending typically fluctuates from quarter to quarter as engineering projects move through their life cycles.

Net income for the quarter ended August 31, 1998 was $1.2 million or $0.11 per basic share. This represents an increase of 164.7% over the first quarter of fiscal 1997, when there were negative earnings of $1.9 million or negative $0.17 per basic share. The first quarter of fiscal 1997 included $11.1 million in merger-related expenses.

Ending backlog on August 31, 1998 was $12.9 million as compared to $21.8 million for May 31, 1998 as book to ship time continues to decrease.

                                                                     Page 14/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT DISCUSSION AND ANALYSIS (cont.)

               Liquidity, Capital Resources and Business Environment

The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $31.5 million, accounts receivable of $69.6 million, and a $7.0 million line of credit, none of which was outstanding at August 31, 1998. Accounts receivable was significantly higher than on May 31, 1998, however cash received in the first two weeks of September brought receivables down to May 31, 1998 levels. ESI has a current ratio of 8.7:1 and no long-term debt. Working capital increased to $142.2 million at August 31, 1998 vs. $141.8 million at May 31, 1998. Inventory decreased by $.3 million as compared to the May 31, 1998 level. Reductions in raw materials and WIP were partially offset by an increase in finished goods inventory.

The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and semiconductor memory devices, and circuits used in wireless telecommunications equipment, such as pagers and cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Several large, multinational electronics companies constituted 41.4% of the Company's fiscal 1998 sales and are expected to comprise a similar ratio in fiscal 1999. The loss of any of these customers would be significant.

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

International shipments have accounted for 60% of year-to-date sales for fiscal 1999 as compared to 57% for the fiscal year 1998. About 39% of the company's year-to-date product sales are to Asian customers versus 26% for the fiscal year 1998. Several countries in this region, notably South Korea, Japan and Taiwan, have experienced currency devaluation and/or difficulties in financing short-term obligations. The Company's customers in these countries continued to purchase and pay for ESI products within agreed upon terms. In addition, substantially all Asian end customer receivables are secured by letter of credit.

                                                                     Page 15/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT DISCUSSION AND ANALYSIS (cont.)

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

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay us in yen, and ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 10% of total consolidated operating expenses with about 60% attributable to Europe and 40% to Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

The Company has a task force to prepare for Year 2000 (Y2K) issues. The Director of Corporate Technology serves as the Y2K coordinator and has overall responsibility for organizing and managing the Company's Y2K program. The coordinator reports to the Chief Technical Officer and Vice President. The Company has evaluated its technology and data used in the creation and delivery of its products and services and in its internal operations and has identified Y2K issues related to its customers and suppliers.

Each of the Company's product lines have technical and communication resources assigned for Y2K readiness. ESI uses Sematech Tests to determine equipment product readiness. The product line groups have a responsibility to meet corporate commitments for current product readiness before the end of calendar 1998. Past products have been evaluated and readiness upgrade kits are being developed and offered where practical. The overall Y2K coordinator is working with each product line group to develop and implement their product plans. Y2K readiness is viewed as a necessary capability for doing business. Contingency plans are based around tactical moves to make current products compliant.

                                                                     Page 16/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT DISCUSSION AND ANALYSIS (cont.)

The Company has completed the evaluation of its core business systems. Assessment includes facilities, manufacturing, laboratory, banking, accounting, procurement, product test, customer order, receiving, warehousing, and communications. The few areas that were found not to be Y2K ready at the time of this assessment include security systems, and a variety of interfaces to databases within the company. For each deficiency identified, a responsible party has been identified to ensure compliance. The Company is 90% complete with ready business systems. The target date for completion of this activity is December 31, 1998. Contingency plans will be implemented if non-compliant systems are identified for which remedies are not readily available.

The Company has a director level manager assigned the responsibility for ESI's supplier year 2000 readiness evaluation. The plan includes automatic assessment of the top 80% of the suppliers and key supplier identification of the remaining
20%.   Target date for completion of this activity is December 31, 1998.
Contingency plans include switching vendors for suppliers that are not able to demonstrate Y2K readiness.

The Company has incurred costs associated with assessing the Y2K issue and implementing its Y2K Plan. These costs have included consultants, software and security system upgrades. The Company estimates it has incurred approximately two-thirds of its total expected Y2K costs. Total costs of assessing and implementing the Company's Y2K Plan are not expected to have a material effect on the consolidated financial position or results of operations.

Consequences of not successfully implementing the Company's Y2K plan include inability to ship product, delay or loss of sales and delays in factory operations. The Company believes that it will substantially complete the implementation of its Y2K plan before the year 2000, and provided that third parties mitigate their own risks successfully, the Company believes it will have no material business risk from such Y2K issues. However, there can be no assurances that third parties over which the company has no control will successfully address their own Y2K issues.

                                                                     Page 17/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT DISCUSSION AND ANALYSIS (cont.)

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

                                                                     Page 18/20

Part II   Other Information

Item 1.    Legal Proceedings

On September 30, 1998 the U.S. District Court for the Northern District of California issued a series of orders regarding ESI's lawsuit against General Scanning, Inc. for patent infringement. The lawsuit alleges General Scanning is infringing certain claims of ESI's patents. The Court granted ESI's Motion for Summary Judgment of Literal Infringement by General Scanning. The Court granted ESI's Motion for Summary Judgment on the issue of no inequitable conduct by ESI in the prosecution of ESI's patent. The Court denied General Scanning's Motion for Summary Judgment of Invalidity of the asserted claims of ESI patents. ESI initiated litigation against General Scanning in December 1996. The lawsuit is still pending in the U.S. District Court for the Northern District of California.

Item 4.   Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders was held on Friday, September 25, 1998. The following items were approved by the vote indicated:

1. Larry L. Hansen, Vernon B. Ryles, Jr., and Donald R. VanLuvanee were re-elected to the Board of Directors for a three-year term. Jon D. Tompkins was re-elected for his remaining two-year term and Gerald F. Taylor for his remaining one-year term. David F. Bolender, W. Arthur Porter, Douglas C. Strain and Keith L. Thomson continue as Directors.

     For            9,013,030
     Against                0
     Abstain           43,199
     No Vote                0

2. Amendment of the 1989 Stock Option Plan was approved. The shares reserved for issuance was increased by 500,000 to a total of 2,200,000 shares. Approval of the amendment constitutes reapproval of the per-employee limit on grants of options under the Option Plan of 250,000 shares annually. This reapproval is required every five years for compliance with Internal Revenue Service regulations.

     For            6,787,524
     Against          709,828
     Abstain          162,974
     No Vote        1,395,903

                                                                     Page 19/20

3. Amendment of the 1990 Employee Stock Purchase Plan was approved. The shares reserved for purchase under the Plan was increased by 150,000 to a total of 450,000 shares.

     For            7,432,042
     Against           64,520
     Abstain          163,764
     No Vote        1,395,903

4. Amendment of the 1996 Stock Incentive Plan was approved. The shares reserved for issuance under the Plan was increased by 100,000 to a total of 250,000 shares. Approval of the amendment constitutes reapproval of the performance criteria on which Performance-Based Awards are based. This reapproval is required every five years for compliance with Internal Revenue Service regulations.

     For            7,280,888
     Against          213,095
     Abstain          166,343
     No Vote        1,395,903

5. Selection of Arthur Andersen LLP as independent auditors for the Company was approved.

     For            9,000,417
     Against           19,049
     Abstain           36,763
     No Vote                0

                                                                     Page 20/20

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        ELECTRO SCIENTIFIC INDUSTRIES, INC.


Dated: October 14, 1998                 By   /s/ Barry L. Harmon
                                             ------------------------------
                                             Barry L. Harmon, Senior Vice
                                             President and Chief Financial
                                             Officer