Form 10-Q
period 1998-11-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1999-01-15
CIK 726514

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998 OR

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

AS OF NOVEMBER 30, 1998 THERE WERE 11,404,077 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX

                                                                      Page No.
                                                                      --------
Part I.   Financial Information


Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets                                      3-4
          November 30, 1998 and May 31, 1998*

          Consolidated Statements of Income                                  5
          Three Months and Six Months ended
          November 30, 1998 and November 30, 1997

          Consolidated Statements of Cash Flows                            6-7
          Six Months ended
          November 30, 1998 and November 30, 1997

          Notes to Consolidated Financial Statements                      8-12

Item 2.   Management's Discussion and Analysis of Financial              13-17
          Condition and Results of Operations

Part II.  Other Information

Item 1.   Legal Proceedings                                                 18

          Signature                                                         19

*Audited

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

ASSETS                                            November 30,      May 31,
                                                      1998*          1998
                                                  ------------     --------
CURRENT ASSETS:
Cash and cash equivalents                           $  6,382       $  9,803
Securities available for sale                         26,803         29,113
                                                    --------       --------
  Total cash and securities                           33,185         38,916

Trade receivables, net                                70,762         61,890
Inventories                                           50,600         49,805
Deferred income taxes                                  4,788          4,788
Other current assets                                   4,733          3,558
                                                    --------       --------
    Total current assets                             164,068        158,957
                                                    --------       --------
PROPERTY AND EQUIPMENT, AT COST                       62,054         57,550
  Less - Accumulated depreciation                    (31,733)       (29,912)
                                                    --------       --------
    Net property and equipment                        30,321         27,638
                                                    --------       --------
DEFERRED INCOME TAXES                                  2,692          2,692
OTHER ASSETS                                           9,934         10,156
                                                    --------       --------
                                                    $207,015       $199,443
                                                    --------       --------
                                                    --------       --------

      The accompanying notes are an integral part of these statements.

* Unaudited

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

LIABILITIES AND
SHAREHOLDERS' EQUITY                                November 30,      May 31,
                                                        1998*          1998
                                                    ------------     --------
CURRENT LIABILITIES:
  Accounts payable                                    $  5,255       $  5,184
  Accrued liabilities:
    Payroll related                                      5,683          5,138
    Commissions                                          5,448          4,025
    Warranty                                             1,752          1,948
    Other                                                1,201            578
                                                      --------       --------
      Total accrued liabilities                         14,084         11,689

  Deferred revenue                                         352            289
                                                      --------       --------
Total current liabilities                               19,691         17,162
                                                      --------       --------
SHAREHOLDERS' EQUITY:
  Common stock,without par value; Authorized:
    40,000 shares; Outstanding:
    11,404, and 11,368 respectively                    102,399        101,831
  Retained earnings                                     84,925         80,450
                                                      --------       --------
  Total shareholders' equity                           187,324        182,281
                                                      --------       --------
                                                      $207,015       $199,443
                                                      --------       --------
                                                      --------       --------

      The accompanying notes are an integral part of these statements.

* Unaudited

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share)

                                                          Three Months               Six Months
                                                         Ended Nov. 30*            Ended Nov. 30*
                                                     ----------------------     --------------------
                                                       1998           1997        1998        1997
                                                     -------        -------     -------     --------
Net sales                                            $45,349        $59,872     $90,541     $116,991

Cost of sales                                         22,811         27,266      45,603       52,150
                                                     -------        -------     -------     --------
  Gross margin                                        22,538         32,606      44,938       64,841

Operating expenses:
  Selling, service and administrative                 13,306         14,703      26,771       28,272
  Research, development and engineering                6,743          7,032      14,217       13,818
  Acquiredin-process research and development
  And merger related expenses                             --             --          --       11,124
                                                     -------        -------     -------     --------
    Total operating expenses                          20,049         21,735      40,988       53,214
                                                     -------        -------     -------     --------
Operating income                                       2,489         10,871       3,950       11,627

Interest income                                          273            420         641          910
Other income, net                                         47            267          91          324
                                                     -------        -------     -------     --------
Income before income taxes                             2,809         11,558       4,682       12,861

Provision for income taxes                               960          3,583       1,592        6,804
                                                     -------        -------     -------     --------
Net income                                           $ 1,849        $ 7,975     $ 3,090     $  6,057
                                                     -------        -------     -------     --------
                                                     -------        -------     -------     --------
Net income per share:
     Basic                                           $  0.16        $  0.72     $  0.27     $   0.55
     Diluted                                         $  0.16        $  0.70     $  0.27     $   0.53
                                                     -------        -------     -------     --------
                                                     -------        -------     -------     --------
Weighted average number of shares:
     Basic                                            11,400         11,075      11,392       11,022
     Diluted                                          11,584         11,417      11,619       11,363

    The accompanying notes are an integral part of these statements.

* Unaudited

               ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                                        Six Months
                                                                       Ended Nov. 30
                                                                    -------------------
                                                                     1998*       1997*
                                                                    -------    --------
Cash Flows From Operating Activities:
Net income                                                          $ 3,090    $  6,057
Adjustment to align AISI with the period ended November 30, 1997
Adjustments to reconcile net income to cash provided by                  --        (565)
 (used in) operating activities:
  Acquired in-process research and development and
  Merger-related expenses (1)                                            --      11,124
  Depreciation and amortization                                       2,670       2,803
Changes in operating accounts:
  (Increase) decrease in trade receivables                           (7,473)       (640)
  Decrease (increase) in inventories                                    461      (5,453)
  (Increase) decrease in other current assets                        (1,175)     (1,348)
  Increase (decrease) in current liabilities                          2,156      (4,661)
                                                                    -------    --------
Net cash (used in) provided by operating activities:                   (271)      7,317
                                                                    -------    --------
Cash Flows From Investing Activities:
Purchases of property and equipment                                  (5,456)     (6,766)
Purchase of securities                                               (8,740)    (12,871)
Proceeds from sales of securities and maturing securities            11,050      11,500
Increase in other assets                                               (572)        (37)
                                                                    -------    --------
Net cash used in investing activities:                               (3,718)     (8,174)
                                                                    -------    --------
Cash Flows From Financing Activities:
Repayment of Dynamotion subsidiary debt (2)                              --      (6,979)
Net repayment of AISI subsidiary debt                                    --         (74)
Proceeds from exercise of stock options and stock plans                 568       3,280
                                                                    -------    --------
Net cash, provided by (used in) financing activities:                   568      (3,773)
                                                                    -------    --------
Net Change in Cash and Cash Equivalents                              (3,421)     (4,630)

Cash and Cash Equivalents at Beginning of Period                      9,803      20,315
                                                                    -------    --------
Cash and Cash Equivalents at End of Period                          $ 6,382    $ 15,685
                                                                    -------    --------
                                                                    -------    --------

    The accompanying notes are an integral part of these statements.

                            *Unaudited

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                (in thousands)
                                 (Unaudited)

Cash payments for interest were not significant for the six months ended November 30, 1998 and November 30, 1997. Cash payments for income taxes were $ 1,117 and $9,014 for the six months ended November 30, 1998 and November 30, 1997, respectively.

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $288 at November 30, 1998 and $419 at May 31, 1998*.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                          November 30, 1998      May 31, 1998*
                                          -----------------      -------------
     Raw materials and purchased parts          $33,165             $31,491
     Work-in-process                              7,338               8,975
     Finished goods                              10,097               9,339
                                                -------             -------
                                                $50,600             $49,805
                                                -------             -------
                                                -------             -------

*Audited

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                   (in thousands)
                                    (Unaudited)

NOTE 4 - NET INCOME PER SHARE

The Company adopted the Financial Accounting Standards Board's Statement 128, Earnings Per Share ("SFAS 128"), in the third fiscal quarter of 1998. All earnings per share amounts in the following table are presented and, where necessary, restated to conform to the SFAS 128 requirements.

                                              Three Months              Six Months
                                              Ended Nov. 30            Ended Nov. 30
                                            -----------------        -----------------
                                              1998      1997           1998      1997
                                            -------   -------        -------   -------
Net income                                  $ 1,849   $ 7,975        $ 3,090   $ 6,057

Weighted average number of shares of
 common stock and common stock
 equivalents outstanding:
  Weighted average number of  shares
   outstanding for computing basic net
   income per share                          11,400    11,075         11,392    11,022

  Dilutive effect of employee stock
   options after application of the
   treasury stock method                        184       342            227       341
                                            -------   -------        -------   -------
  Weighted average number of shares
   outstanding for computing diluted net
   income per share                          11,584    11,417         11,619    11,363
                                            -------   -------        -------   -------
                                            -------   -------        -------   -------
Net income per share - basic                  $0.16     $0.72          $0.27     $0.55
                                            -------   -------        -------   -------
                                            -------   -------        -------   -------
Net income per share - diluted                $0.16     $0.70          $0.27     $0.53
                                            -------   -------        -------   -------
                                            -------   -------        -------   -------

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                (in thousands)
                                 (Unaudited)

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options because inclusion would have an anti-dilutive effect on the earnings per share calculation. The following shares have not been recalculated using the treasury stock method.

                                               Three Months         Six Months
                                            Ended November 30   Ended November 30
                                            -----------------   -----------------
                                              1998     1997       1998     1997
                                              ----     ----       ----     ----
Number of Employee Stock Options               171       --        329      --

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

The statement of operations data for the three months and six months ended November 30, 1997 was prepared as if the acquisition had occurred at the beginning of the period. The pro forma effect of Dynamotion's revenue and net income for the period from June 1 to June 9, 1997 is not significant.

            ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

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

A reconciliation of amounts previously reported to amounts included in the financial statements is as follows:

                           Three Months       Six Months
                           Ended Nov. 30    Ended Nov. 30
                           -------------    -------------
                               1997             1997
                             -------          --------
Revenue:
     ESI                     $51,390          $ 99,746
     AISI                      8,482            17,245
                             -------          --------
     As Restated             $59,872          $116,991

Net Income:
     ESI                     $ 6,170          $  2,309
     AISI                      1,805             3,748
                             -------          --------
     As Restated             $ 7,975          $  6,057

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                   (in thousands)
                                    (Unaudited)

NOTE 6 - INCOME TAXES

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company has adopted SFAS 130 in the first fiscal quarter of 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. Components of the Company's comprehensive income consist of cumulative foreign currency translation adjustments and unrealized gains/losses of securities available for sale, none of which are material to the Company's consolidated financial position or results of operations.

HEDGING ACTIVITIES

The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"), in June 1998. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in the derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2001. The effect of adopting this standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or its results of operations.

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT DISCUSSION AND ANALYSIS

                            Results of Operations

Revenue of $45.3 million for the quarter ended November 30, 1998 was $14.5 million or 24% lower than in the second quarter of fiscal 1998, and was $0.1 million higher than for the quarter ended August 31, 1998. Memory yield equipment represented the largest percentage of sales for the quarter at 33% of total revenues versus 28% in the second quarter of the prior year. Overall, memory yield improvement, electronic component and machine vision equipment sales were down over the same quarter in the prior year, partially offset by increased sales in circuit fine tuning and advanced packaging equipment. Capacity purchases of electronic component manufacturing equipment have been delayed as our customers have focused on achieving higher utilization rates of existing equipment in their facilities. Broad based declines in capital expenditures have also negatively impacted our vision customers and, although we have successfully expanded our customer base for vision products, our existing customers have experienced significant declines in sales volumes as compared to fiscal 1998 levels. Revenues from circuit fine tuning, advanced packaging, and vision systems were down this quarter in comparison to last quarter, offset by an increase in revenues from memory yield improvement systems and electronic component equipment over last quarter.

Gross margin for the three months ended November 30, 1998 decreased to 49.7% from 54.5% for the second quarter of the prior fiscal year. Lower margins were the result of a shift in product mix, a slight decrease in average selling prices, and underabsorption of overhead costs due to lower unit volumes. Gross margin for the current period was up slightly from 49.6% for the prior quarter.

Selling, service and administrative expenses for the three months ended November 30, 1998 were $1.4 million lower than for the second quarter of fiscal 1998.
The decrease is due to lower professional fees and bonus accruals as well as general reductions associated with the continued consolidation of administrative functions for recent acquisitions (AISI and Chip Star). Expenses for sales, services and administration were down $0.2 million from the prior quarter due to the first full-quarter effect of expense reduction initiatives that began in the first quarter of fiscal 1999.

Expenses associated with research, development and engineering decreased by $0.3 million as compared to the quarter ended November 30, 1997. Research, development and engineering expenses decreased by $0.7 million from the first quarter of fiscal 1999. The decreases are attributable to lower contract labor costs and project spending. Research, development and engineering spending typically fluctuates from quarter to quarter as engineering projects move through their life cycles.

Net income for the quarter ended November 30, 1998 was $1.8 million or $0.16 per basic share. This represents a decrease of 76.8% over the second quarter of fiscal 1998, when there were earnings of $8.0 million or $0.72 per basic share.

Ending backlog on November 30, 1998 was $16.4 million as compared to $12.9 million on August 31, 1998 as book to ship times increased.

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

             Liquidity, Capital Resources and Business Environment

The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $33.2 million, accounts receivable of $70.8 million, and a $7.0 million line of credit, none of which was outstanding at November 30, 1998. Accounts receivable was significantly higher than on May 31, 1998, but the increase is a function of increased flexibility with regard to customer payment terms and does not include a significant increase in past due receivables. ESI has a current ratio of 8.3:1 and no long-term debt. Working capital increased to $144.4 million at November 30, 1998 vs. $141.8 million at May 31, 1998. Inventory increased by $0.8 million from May 31, 1998 to November 30, 1998. Increases in raw materials and finished goods were partially offset by a decrease in work-in-process inventory.

The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and semiconductor memory devices, and circuits used in wireless telecommunications equipment, such as pagers and cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Several large, multinational electronics companies constituted 41% of the Company's fiscal 1998 sales and are expected to comprise a similar percentage in fiscal 1999. The loss of any of these customers would have a significant effect on the Company's financial statements.

The market for the Company's products is characterized by rapidly changing technology and evolving industry standards. The Company believes that its future success will depend on its ability to develop and manufacture new products and product enhancements, to introduce them successfully into the market and to create and sustain intellectual property protection for these new products. Failure to do so in a timely fashion could harm the Company's competitive position. The announcements or introductions of new products by the Company or its competitors may adversely affect the Company's operating results, as these announcements may cause customers to defer or forego ordering products from the Company's existing product lines.

International shipments have accounted for 64% of year-to-date sales for fiscal 1999 as compared to 57% for the fiscal year 1998. About 39% of the company's year-to-date product sales are to Asian customers versus 26% for fiscal year 1998. Several countries in this region, notably South Korea, Japan and Taiwan, have experienced currency devaluation and/or difficulties in financing short-term obligations. The Company's customers in these countries continued to purchase and pay for ESI products within agreed upon terms. In addition, substantially all Asian end customer receivables are secured by letter of credit.

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

There can be no assurance that difficulties in the Asian economy will not adversely affect the demand for the Company's products in that region or elsewhere.

The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. As a result, a significant portion of the Company's net sales will be subject to certain risks. These risks include changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining US export licenses, and the difficulties of staffing and managing foreign operations.

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen, and ESI hedges these sales transactions to mitigate currency risks. The European and Asian subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 10% of total consolidated operating expenses, with 60% attributable to Europe and 40% to Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

The Company has a task force to prepare for Year 2000 (Y2K) issues. The Director of Corporate Technology serves as the Y2K coordinator and has overall responsibility for organizing and managing the Company's Y2K program.
 The coordinator reports to the Chief Technical Officer and Vice President. The Company has evaluated its technology and data used in the creation and delivery of its products and services and in its internal operations, and has identified Y2K issues related to its customers and suppliers.

Each of the Company's product lines have technical and communication resources assigned for Y2K readiness. ESI uses Sematech Tests to determine equipment product readiness. All of the Company's current standard products are now Y2K ready. Past products have been evaluated and readiness upgrade kits are being developed and offered where practical. The overall Y2K coordinator is working with each product line group to develop and implement their product plans. Y2K readiness is viewed as a necessary capability for doing business.

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

The Company has completed the inventory and evaluation of its business systems. Assessment includes facilities, engineering, manufacturing, laboratory, banking, accounting, procurement, product test, customer order, receiving, warehousing, and communications. The Company is greater than 90% complete with ready business systems. The Company's core business systems are now Y2K ready. A number of non-critical business systems are not ready and remediation plans are in place that include an upgrade of systems as well as orderly end of life. For each deficiency identified, a responsible party has been identified to ensure compliance. This activity is expected to be completed by June 30, 1999.

The Company has a director level manager assigned the responsibility for ESI's supplier Y2K readiness evaluation. The plan includes automatic assessment of the top 80% of the suppliers and key supplier identification of the remaining 20%. Additionally, in each business area , engineering and purchasing teams have been formed to identify material that meet certain criteria for inclusion as strategic material. Vendors supplying this strategic material will be subject to in depth assessment of their ability to continue to supply to the Company. Remediation actions for at risk vendors include working with the vendors to ensure continued delivery of material and inventory of some materials within the Company. Contingency plans include switching from suppliers that are not Y2K compliant to vendors that are able to demonstrate Y2K readiness. This activity is expected to be complete by June 30, 1999.

The Company has incurred costs associated with assessing the Y2K issue and implementing its Y2K plan. These costs have included consultants, software upgrades, and security system upgrades. The Company estimates it has incurred approximately two-thirds of its total expected Y2K costs. Total costs of assessing and implementing the Company's Y2K plan are not expected to have a material effect on the Company's consolidated financial position or the results of its operations.

Consequences of not successfully implementing the Company's Y2K plan include inability to ship product, delay or loss of sales, and delays in factory operations. The Company believes that it will substantially complete the implementation of its Y2K plan before the year 2000, and provided that third parties mitigate their own risks successfully, the Company believes it will have no material business risk from such Y2K issues. However, there can be no assurances that third parties, over which the company has no control, will successfully address their own Y2K issues.

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

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

Part II.  Other Information

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

On October 20, 1998, the Company filed a second action against General Scanning Inc. in the United States District Court for the Northern District of California for patent infringement. The complaint alleges General Scanning is violating ESI's patents: 5,569,398 entitled "Laser System and Method for Selectively Trimming Films" issued on October 29, 1996; 5,685,995 entitled "Method for Laser Functional Trimming of Films and Devices" issued on November 11, 1997; and 5,808,272 entitled "Laser System for Functional Trimming of Films and Devices" issued on September 15, 1998. The lawsuit is still pending.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                         ELECTRO SCIENTIFIC INDUSTRIES, INC.


Dated: January  14, 1999                 By /s/ Barry L. Harmon
                                            ---------------------------------
                                            Barry L. Harmon, Senior Vice
                                            President and Chief Financial
                                            Officer