Form 10-Q
period 1999-02-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1999-04-15
CIK 726514

                                                                       Page 1/20

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549


                                     FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999 OR
                               -----------------

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    ----------------------

                           COMMISSION FILE NUMBER 0-12853


                        ELECTRO SCIENTIFIC INDUSTRIES, INC.


          OREGON                                            93-0370304


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

AS OF FEBRUARY 28, 1999 THERE WERE 12,991,237 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

                                                                       Page 2/20

                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                    EXHIBIT INDEX

Part I.   Financial Information


                                                                        Page No.
                                                                        --------
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets                                     3-4
          February 28, 1999 and May 31, 1998

          Consolidated Statements of Income                                 5
          Three Months and Nine Months ended
          February 28, 1999 and February 28, 1998

          Consolidated Statements of Cash Flows                           6-7
          Nine Months ended February 28, 1999 and
          February 28, 1998

          Notes to Consolidated Financial Statements                     8-13

Item 2.   Management's Discussion and Analysis of Financial             14-18
          Condition and Results of Operations

Part II.  Other Information

Item 1.   Legal Proceedings                                                19

          Signature                                                        20

                                                                      Page 3/20
                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                      (unaudited)



ASSETS                                                            February 28, 1999            May 31, 1998
------                                                            -----------------            ------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $   2,856                  $  10,034
   Securities available for sale                                         26,698                     29,113
                                                                         ------                     ------
         Total cash and securities                                       29,554                     39,147

   Trade receivables, net                                                79,413                     65,605
   Inventories                                                           55,484                     52,721
   Deferred income taxes                                                  4,788                      4,788
   Other current assets                                                   2,305                      3,616
                                                                          -----                    -------

         Total current assets                                           171,544                    165,877
                                                                        -------                    -------

PROPERTY AND EQUIPMENT, AT COST                                          67,988                     62,735
   Less - Accumulated depreciation                                      (35,516)                   (32,362)
                                                                        --------                   --------

         Net property and equipment                                      32,472                     30,373
                                                                         ------                     ------

DEFERRED INCOME TAXES                                                     2,692                      2,692
OTHER ASSETS                                                              9,656                     10,189
                                                                          -----                     ------

         Total Assets                                                  $216,364                   $209,131
                                                                       --------                   --------
                                                                       --------                   --------



        The accompanying notes are an integral part of these statements.

                                                                      Page 4/20
                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                      (unaudited)



LIABILITIES AND
SHAREHOLDERS' EQUITY                                February 28, 1999              May 31, 1998
--------------------                                ------------------             ------------
CURRENT LIABILITIES:
   Accounts payable                                      $   6,952                  $    5,857
   Accrued liabilities:
      Payroll related                                        4,763                       6,595
      Commissions                                            5,673                       4,289
      Warranty                                               2,199                       2,010
      Other                                                    487                       1,939
                                                          --------                    --------
        Total accrued liabilities                           13,122                      14,833

 Deferred revenue                                              334                         347
                                                          --------                    --------
        Total current liabilities                           20,408                      21,037
                                                            ------                      ------

SHAREHOLDERS' EQUITY:

 Common stock, without par value; Authorized:
      40,000 shares; Outstanding:
      12,991, and 12,848 respectively                      104,750                     101,838
 Retained earnings                                          91,206                      86,256
                                                            ------                      ------
       Total shareholders' equity                          195,956                     188,094
                                                           -------                     -------

       Total liabilities and shareholders' equity         $216,364                    $209,131
                                                          --------                    --------
                                                          --------                    --------


          The accompanying notes are an integral part of these statements.

                                                                      Page 5/20
                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                           (in thousands except per share)
                                     (unaudited)



                                                                Three Months Ended                        Nine Months Ended
                                                                ------------------                        -----------------
                                                         Feb. 28, 1999      Feb. 28, 1998        Feb. 28, 1999        Feb. 28, 1998
                                                         -------------      -------------        -------------        -------------
Net Sales                                                    $ 51,506            $ 68,152            $148,965             $197,805

Cost of sales                                                  25,415              29,765              74,118               86,289
                                                               ------              ------              ------               ------

  Gross margin                                                 26,091              38,387              74,847              111,516

Operating expenses:
  Selling, service and administrative                          14,331              15,910              42,964               47,297
  Research, development and engineering                         7,340               9,039              22,908               26,510
  Merger related expenses                                       2,773               3,510               2,773               14,634
                                                               ------               -----               -----               ------

     Total operating expenses                                  24,444              28,459              68,645               88,441
                                                               ------              ------              ------               ------

Operating income                                                1,647               9,928               6,202               23,075

Interest income                                                   304                 365                 907                1,155
Other income, net                                                  84                 298                 190                  610
                                                            ---------           ---------           ---------              -------

Income before income taxes                                      2,035              10,591               7,299               24,840

Provision for income taxes                                      1,115               3,165               2,707                9,969
                                                                -----               -----               -----                -----

Net income                                                   $    920             $ 7,426             $ 4,592             $ 14,871
                                                             --------             -------             -------             --------
                                                             --------             -------             -------             --------

Net income per share:
         Basic                                               $   0.07             $  0.60             $  0.36             $   1.19
                                                             --------             -------             -------             --------
                                                             --------             -------             -------             --------
         Diluted                                             $   0.07             $  0.58             $  0.35             $   1.16
                                                             --------             -------             -------             --------
                                                             --------             -------             -------             --------

Weighted average number of shares:
         Basic                                                 12,943              12,452              12,895               12,485
         Diluted                                               13,344              12,798              13,180               12,826



          The accompanying notes are an integral part of these statements.

                                                                       Page 6/20

                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                     (unaudited)


                                                                                             Nine Months Ended Feb. 28
                                                                                             1999                 1998
                                                                                             ----                 ----
Cash Flows From Operating Activities:
Net income                                                                                $     4,592          $    14,871
Adjustment to align AISI with the period ended February 28, 1998                                   --                 (565)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
    Merger-related expenses (1)                                                                 2,773               14,634
    Depreciation and amortization                                                               4,907                4,440
    Changes in operating accounts:
          Increase in trade receivables                                                       (12,806)             (10,230)
          Increase in inventories                                                              (1,610)             (12,114)
          Increase (decrease) in other current assets                                           1,313               (2,089)
          Decrease in current liabilities                                                      (3,890)              (5,224)
                                                                                                -----               -------
    Net cash provided by (used in) operating activities                                        (4,721)               3,723
                                                                                               -------               -----

Cash Flows From Investing Activities:
Purchases of property and equipment                                                            (5,998)              (9,001)
Purchase of securities                                                                        (16,330)             (18,659)
Proceeds from sales of securities and maturing securities                                      18,745               17,415
(Increase) decrease in other assets                                                            (1,213)                 (773)
                                                                                              -------             ---------
    Net cash used in investing activities:                                                     (4,796)             (11,018)
                                                                                               -------             --------

Cash Flows From Financing Activities:
Repayment of Dynamotion subsidiary debt (2)                                                        --               (6,979)
Distributions to shareholders                                                                    (573)                (849)
Repurchase of shares                                                                               --                 (625)
Proceeds from exercise of stock options and stock plans                                         2,912                4,182
                                                                                               ------              -------
Net cash (used in) provided by financing activities:                                            2,339               (4,271)
                                                                                               ------              --------

Net Change in Cash and Cash Equivalents                                                        (7,178)             (11,566)

Cash and Cash Equivalents at Beginning of Period                                               10,034               20,412
                                                                                               ------               ------
Cash and Cash Equivalents at End of Period                                                $     2,856          $     8,846
                                                                                          -----------          -----------
                                                                                          -----------          -----------



          The accompanying notes are an integral part of these statements.

                                                                       Page 7/20
                 ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                    (in thousands)
                                    (Unaudited)



Cash payments for interest were not significant for the nine months ended February 28, 1999 and February 28, 1998. Cash payments for income taxes were $2,839 and $9,270 for the nine months ended February 28, 1999 and February 28, 1998, respectively.

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

                                                                       Page 8/20
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (in thousands except share data)
                                    (Unaudited)


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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $667 at February 28, 1999 and $519 at May 31, 1998.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                         February 28, 1999           May 31, 1998
                                         -----------------           ------------
 Raw materials and purchased parts            $ 24,626                   $33,519
 Work-in-process                                17,692                     9,193
 Finished goods                                 13,166                    10,009
                                                ------                  --------

 Total inventories                             $55,484                   $52,721
                                               -------                   -------
                                               -------                   -------

                                                                       Page 9/20
               ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          (in thousands except share data)
                                    (Unaudited)


NOTE 4 - NET INCOME PER SHARE

The Company adopted the Financial Accounting Standards Board's Statement 128, "Earnings Per Share" (SFAS 128), in the third fiscal quarter of 1998. All earnings per share amounts in the following table are presented and, where necessary, restated to conform to the SFAS 128 requirements.

                                                      Three Months Ended Feb. 28            Nine Months Ended Feb. 28
                                                       1999               1998               1999               1998
                                                       ----               ----               ----               ----
Net income                                             $920              $7,426             $4,592            $14,871

Weighted average number of shares
of common stock and common stock
equivalents outstanding:


   Weighted average number of
   shares outstanding for computing
   basic net income per share                        12,943              12,452             12,895             12,485

   Dilutive effect of employee stock options
   after application of the treasury stock
   method                                               401                 346                285                341
                                                        ---                 ---                ---                ---

   Weighted average number of
   shares outstanding for computing
   diluted net income per share                      13,344              12,798             13,180             12,826
                                                     ------              ------             ------             ------
                                                     ------              ------             ------             ------

Net income per share - basic                         $ 0.07              $ 0.60             $ 0.36             $ 1.19
                                                     ------              ------             ------             ------
                                                     ------              ------             ------             ------

Net income per share - diluted                       $ 0.07              $ 0.58             $ 0.35             $ 1.16
                                                     ------              ------             ------             ------
                                                     ------              ------             ------             ------

                                                                     Page 10/20
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          (in thousands except share data)
                                    (Unaudited)


NOTE 4 - CONT.

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options because inclusion would have an anti-dilutive effect on the earnings per share calculation.




                               Three Months Ended February 28     Nine Months Ended February 28
                                    1999            1998             1999            1998
                                    ----            ----             ----            ----
Number of Employee
Stock Options                       126               3               262             10



NOTE 5 - ACQUISITIONS

MICROVISION, INC.

On January 29, 1999, the Company completed the acquisition of MicroVision, a provider of integrated, vision-based inspection and automation solutions for use in semiconductor front-end and back-end applications, located in Chanhassen, Minnesota. The acquisition consideration consisted of 1,018,500 shares of ESI stock, of which 979,025 shares were issued and outstanding, and 39,475 shares were reserved for stock options. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

TESTEC, INC.

On December 21, 1998, the Company completed the acquisition of Testec, a provider of electrical test systems for the passive component marketplace, located in Phoenix, Arizona. The acquisition consideration consisted of 500,000 shares of ESI common stock. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

APPLIED INTELLIGENT SYSTEMS, INC. (AISI)

On December 1, 1997, the Company completed the acquisition of AISI, a provider of machine vision solutions for the semiconductor and electronics industries, located in Ann Arbor, Michigan. The acquisition consideration consisted of 1,399,515 shares of ESI common stock. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

CHIP STAR, INC.

On June 26, 1997, the Company completed the acquisition of Chip Star Inc., a provider of ceramic capacitor termination systems located in San Marcos, California, through the issuance of 700,000 shares of ESI stock. The transaction has been accounted for as a pooling of interests, and accordingly, all data included in the consolidated financial statements has been restated.

Disclosure of ESI and Chip Star's revenue and net income, on an individual company basis from June 1 to June 25, 1997 is not deemed to be significant.

DYNAMOTION, INC.

On June 9, 1997, the Company acquired all of the outstanding stock of Dynamotion Corp., a producer of high performance mechanical drilling and routing systems based in Santa Ana, California. The purchase consideration consisted of 347,200 shares of ESI stock. The transaction was accounted for as a purchase.

In connection with the purchase price allocation, the Company obtained an appraisal of the intangible assets that indicated that substantially all of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development was charged to merger related expense during the quarter ended August 31, 1997 and is reflected in the accompanying Consolidated Statements of Operations.

                                                                     Page 11/20
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          (in thousands except share data)
                                     (Unaudited)

NOTE 5 - CONT.

A reconciliation of amounts prior to these acquisitions to amounts included in the financial statements is as follows:


                       Three Months Ended Feb. 28          Nine Months Ended Feb. 28
                       --------------------------          -------------------------
                             1999         1998               1999            1998
                             ----         ----               ----            ----
     Revenue:
       ESI                 $ 48,917     $ 57,594          $ 139,458      $ 157,340
       AISI                       -            -                  -         17,245
       Testec                   817        2,501              2,587          5,466
       MicroVision            1,772        8,057              6,920         17,754
                              -----        -----              -----         ------
         As Restated       $ 51,506     $ 68,152          $ 148,965       $197,805

     Net Income:
       ESI                   $  827     $  4,534           $  3,917       $  6,843
       AISI                       -            -                  -          3,748
       Testec                   215          639                340          1,447
       MicroVision             (122)       2,253                335          2,833
                               ----        -----                ---          -----
         As Restated       $    920     $  7,426            $ 4,592       $ 14,871




NOTE 6 - INCOME TAXES

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

                                                                     Page 12/20
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          (in thousands except share data)
                                     (Unaudited)


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company has adopted SFAS 130 in the first fiscal quarter of 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. Components of the Company's comprehensive income consist of cumulative foreign currency translation adjustments and unrealized gains/losses of securities available for sale, none of which are material to the Company's consolidated financial position or results of operations.

HEDGING ACTIVITIES

The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133), in June 1998. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in the derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2001. The effect of adopting this standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or its results of operations.

NOTE 8 - SUBSEQUENT EVENTS

On April 8, 1999 a federal court jury awarded ESI a $13.1 million damage judgment in its patent infringement suit against General Scanning, Inc. ESI initiated litigation against General Scanning in December 1996 in the U.S. District Court for the Northern District of California. On April 2, 1999 the same federal court jury issued a verdict upholding the validity of ESI's semiconductor link blowing patent - U.S. patent 5,265,114 entitled "System and Method for Selectively Laser Processing a Target Structure of One or More Materials of a Multimaterial Multilayer Device". The jury also concluded that General Scanning's infringement was willful and gives the court the authority to increase the damages up to three times. General Scanning has announced that it intends to appeal the verdict.

                                                                     Page 13/20
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         MANAGEMENT DISCUSSION AND ANALYSIS

                               Results of Operations

Revenue of $51.5 million for the quarter ended February 28, 1999 was $16.7 million or 24.5% lower than in the third quarter of fiscal 1998, and $2.5 million or 5.1% higher than in the quarter ended November 30, 1998. Revenue of $149.0 million for the year to date ended February 28, 1999 was $48.8 million or 24.7% lower as compared to the year to date ended February 28, 1998. Demand for electronic component test and termination equipment and vision products was down from prior year levels, but was up as compared to the prior quarter. Sales of memory yield improvement systems increased, and again, represented the largest percentage of sales for the quarter at 33% of total revenues. Advanced Packaging and Circuit Fine Tuning equipment sales were both down slightly from both prior quarter and prior year levels.

Gross margin for the three months ended February 28, 1999 decreased to 50.7% from 56.3% for the third quarter of the prior fiscal year. Gross margin was up about 0.2% compared to the quarter ended November 30, 1998. Gross margin for the year to date ended February 28, 1999 decreased to 50.2% from 56.3% for the year to date ended February 28, 1998. The decrease in margin from the prior fiscal year is driven by changes in product mix, a slight decrease in average selling prices, and lower levels of overhead absorption due to lower unit volumes.

Selling, service and administrative expenses for the three months ended February 28, 1999 were $1.6 million lower in the current quarter as compared to the third quarter of fiscal 1998. Expenses for sales, services and administration increased about $0.1 million compared to the quarter ended November 30, 1998. Selling, service and administrative expenses for the year to date ended February 28, 1999 were $4.3 million lower as compared to the year to date ended February 28, 1998. The decrease is due mainly to general spending reductions associated with the continued consolidation of selling and administrative functions for the Chip Star and AISI acquisitions.

Expenses associated with research, development and engineering decreased by $1.7 million as compared to the third quarter of fiscal l998. R&D expenses decreased $0.1 million from the prior quarter level. Research, development and engineering expenses for the year to date ended February 28, 1999 decreased $3.6 million as compared to the year to date ended February 28, 1998. The decrease is attributable to reduced R&D spending at MicroVision and a general decrease in spending from prior year levels in conjunction with lower levels of revenue in fiscal 1999. R&D spending typically fluctuates from quarter to quarter as engineering projects move through their life cycles.

Merger related expenses for fiscal 1999 and 1998 principally include one-time transaction costs associated with the acquisitions referred to in Note 5 to the financial statements. Such costs include investment banking, legal, and accounting costs as well as certain one-time costs

                                                                     Page 14/20
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   MANAGEMENT DISCUSSION AND ANALYSIS (Continued)

                               Results of Operations

incurred to consolidate the operations of these acquisition entities. Fiscal 1998 merger related expenses also include a $9.0 million charge for acquired in-process research and development incurred in connection with the Dynamotion Corporation acquisition.

Net income for the quarter ended February 28, 1999 was $0.9 million or $0.07 per basic share. Excluding $2.8 million of merger related expenses, net income was $3.2 million or $0.25 per basic share. This represents a decrease of $6.1 million or 65.6% from the third quarter of fiscal 1998, when earnings, excluding merger related expenses, were $9.3 million or $0.75 per basic share. Net income for the year to date ended February 28, 1999 was $4.6 million or $0.36 per basic share. Excluding $2.8 million of merger related expenses, net income was $6.6 million or $0.52 per basic share. This represents a decrease of $19.8 million or 75% from the year to date ended February 28, 1998, when earnings, excluding merger related expenses, were $26.4 million or $2.12 per basic share.

Ending backlog on February 28, 1999 was $24 million as compared to $18 million for November 30, 1998.

                                                                     Page 15/20
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         MANAGEMENT DISCUSSION AND ANALYSIS (continued)

               Liquidity, Capital Resources and Business Environment


The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $29.6 million, accounts receivable of $79.4 million, and a $7.0 million line of credit, none of which was outstanding at February 28, 1999. ESI has a current ratio of 8.4:1 and no long-term debt. Working capital increased to $151.1 million at February 28, 1999 versus $145.0 million at May 31, 1998. Accounts receivable was significantly higher than on May 31, 1998, but the increase is a function of increased flexibility with regard to customer payment terms, and does not include a significant increase in past due receivables. Inventory increased by $2.8 million over May 31, 1998 due mainly to this Company's investment in finished goods in preparation for an increased level of business associated with the acceptance of new products in the Company's markets.

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

                                                                     Page 16/20
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                         MANAGEMENT DISCUSSION AND ANALYSIS (continued)

               Liquidity, Capital Resources and Business Environment

International shipments have accounted for 64% of year-to-date sales for fiscal 1999 as compared to 57% for the fiscal year 1998. About 39% of the company's year-to-date product sales are to Asian customers versus 26% for fiscal year 1998. Several countries in this region, notably South Korea, Japan and Taiwan, have experienced currency devaluation and/or difficulties in financing short-term obligations. The Company's customers in these countries continued to purchase and pay for products within agreed upon terms. In addition, substantially all Asian end customer receivables are secured by letter of credit.

There can be no assurance that difficulties in Asian economies will not adversely affect the demand for the Company's products in that region or elsewhere.

The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. As a result, a significant portion of the Company's net sales will be subject to certain risks, including changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining export licenses and the difficulties of staffing and managing foreign operations.

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay us in yen, and the Company hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 9% of total consolidated operating expenses with about 60% attributable to Europe and 40% to Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

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

The Company has a corporate officer assigned the responsibility for ESI's supplier Y2K readiness evaluation. The plan includes automatic assessment of the top 80% of the suppliers and key supplier identification of the remaining 20%. Additionally, in each business area, engineering and purchasing teams have been formed to identify material that meet certain criteria for inclusion as strategic material. Vendors supplying this strategic material will be subject to in depth assessment of their ability to continue to supply to the Company. Remediation actions for at risk vendors include working with the vendors to ensure continued delivery of material and inventory of some materials within the Company. Contingency plans include switching from suppliers that are not Y2K compliant, to vendors that are able to demonstrate Y2K readiness. This activity is expected to be complete by June 30, 1999.

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

                                                                     Page 18/20
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

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

                                                                     Page 19/20
                ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT DISCUSSION AND ANALYSIS (CONT.)


On April 8, 1999 a federal court jury awarded ESI a $13.1 million damage judgment in its patent infringement suit against General Sanning, Inc. ESI initiated litigation against General Scanning in December 1996 in the U.S. District Court for the Northern District of California. On April 2, 1999 the same federal court jury issued a verdict upholding the validity of ESI's semiconductor link blowing patent-U.S. patent 5,265,144 entitled "System and Method for Selectively Laser Processing a Target Structure of One or More Materials or a Multimaterial, Multilayer Device". The jury also concluded that General Scanning's infringement was willful and gives the court the authority to increase the damages up to three times. General Scanning has announced that it intends to appeal the verdict.

On October 20, 1998 the Company filed a second action against General Scanning, Inc. in the United States District Court for the Northern District of California for patent infringement. The complaint alleges General Scanning is violating ESI's patents: 5,569,398 entitled "Laser System and Method for Selectively Trimming Films" issued on October 29, 1996; 5,685,995 entitled "Method for Laser Functional Trimming of Films and Devices" issued on November 11,1997, and 5,808,272 entitled "Laser System for Functional Trimming of Films and Devices issued on September 15, 1998. This Lawsuit is still pending.

Numerous users of the Company's products have received notice of patent infringement form the Lemelson Medical, Educational & Research Foundation Limited Partnership ("Partnership") alleging that their use of the Company's products infringes certain patents transferred to the Partnership by the late Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products infringes any of the Partnership's patents, they make seek indemnification form the Company for damages or expenses resulting from this matter.

                                                                     Page 20/20
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        ELECTRO SCIENTIFIC INDUSTRIES, INC.




Dated:    April 15, 1999                /s/ Donald R. VanLuvanee
                                        -----------------------------------
                                        Donald R. VanLuvanee, President and
                                        Chief Executive Officer