Form 10-K405
period 1999-05-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1999-08-10
CIK 726514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                                  ANNUAL REPORT



(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1999 or

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

The aggregate market value of voting and non-voting Common Stock held by nonaffiliates of the Registrant at June 30, 1999: $545,214,000.

The number of shares of Common Stock outstanding at June 30, 1999:  13,049,000.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                     Part of Form 10-K into
Document                                             which is incorporated
--------                                             ----------------------
Proxy Statement for 1999 Annual Meeting              Part III
of Shareholders


                                TABLE OF CONTENTS


Item of Form 10-K                                                                    Page
-----------------                                                                    ----
PART I

Item 1 -   Business                                                                   3

Item 2 -   Properties                                                                 11

Item 3 -   Legal Proceedings                                                          12

Item 4 -   Submission of Matters to a Vote of Security Holders and
           Executive Officers                                                         13


PART II

Item 5 -   Market for the Registrant's Common Equity and Related Shareholder Matters  16

Item 6 -   Selected Financial Data                                                    17

Item 7 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        18

Item 7A -  Quantitative and Qualitative Disclosures about Market Risk                 23

Item 8 -   Financial Statements and Supplementary Data                                25


Item 9 -   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                        49

PART III

Item 10 -  Directors and Executive Officers of the Registrant                         49


Item 11 -  Executive Compensation                                                     49

Item 12 -  Security Ownership of Certain Beneficial
           Owners and Management                                                      49

Item 13 -  Certain Relationships and Related Transactions                             49

PART IV

Item 14 -  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                                        50

SIGNATURES                                                                            52


                                     PART I
ITEM 1.  BUSINESS


         Electro Scientific Industries, Inc. and its subsidiaries ("ESI" or "The Company") provides electronics manufacturers with equipment necessary to produce key components used in wireless telecommunications, computers, automotive electronics, and many other electronic products. ESI believes it is the leading supplier of advanced laser systems used to improve the yield of semiconductor memory devices, of high-speed test and termination equipment used in the high-volume production of miniature passive electronic components, and of advanced laser systems used to fine tune electronic circuitry. Additionally, ESI produces a family of mechanical and laser drilling systems for production of printed wiring boards and advanced electronic packaging, as well as machine vision products for manufacturers of semiconductors, electronics and other products. ESI's products enable these manufacturers to reduce production costs, increase yields, and improve the quality of their products. ESI's customers include manufacturers of the following: wireless telecommunication and automotive electronics products (AT&S, Ericsson, IBM, Motorola, Multek, VDO, and W.L. Gore); miniature capacitors (AVX, Kyocera, Phillips, Samwha, Taiyo Yuden, and Walsin); semiconductor memory devices (Hitachi, Hyundai, IBM, and Samsung); printed wiring boards (IBM, Johnson-Matthey/ACI, Maxedge, and Multek) and users of machine vision systems in electronic manufacturing equipment (Canon, Kulicke & Soffa, and Universal Instruments).

ELECTRONICS INDUSTRY OVERVIEW

         The electronic content of telecommunications products, automobiles and personal computers continues to increase. For example, automobile manufacturers now routinely include electronic ignition, anti-lock brakes, electronic fuel injection and other electronic systems in place of components that in the past were predominantly mechanical. In addition, markets for consumer-oriented electronic products such as wireless telephones, fax machines, pagers, camcorders and personal computers have developed rapidly as increasingly affordable products have been introduced and as they have become small enough and light enough to be easily portable.

         Demand for electronics manufacturing equipment is driven by the demand for electronic devices and circuits. Electronic components are used in virtually all electronic products, from inexpensive consumer electronics to the most sophisticated computers. These components are produced in very large unit volumes.

         The demands upon manufacturers to supply increasing quantities of electronic components have been accompanied by demands for increased complexity, reduced size and improved quality. As electronic products become more powerful and portable, the devices and circuits in these products must be faster, smaller and more reliable. To achieve these attributes of higher performance, the electronic device manufacturers increase densities and tune the devices to precise electrical values. Manufacturers of wireless telephones, for example, must use miniaturized circuits to accommodate the size limitations of the finished product. These circuits must also operate within precise frequency specifications, typically requiring component values with less than 0.5 percent tolerance, enabling the existing wireless frequency bands to accommodate more users without interchannel interference.

         As electronic device densities and performance demands have increased, the manufacturers of capacitors and resistors have been compelled to reduce size and to improve performance of these individual components. The increasing miniaturization of these components makes production, testing and termination more difficult. ESI's leading-edge technologies provide our customers with the capability to address these challenges.

         Another trend throughout the electronics industry is cost reduction. The highly competitive markets for electronic products create cost limitations at the consumer level, and result in cost pressure on component manufacturers. The manufacturers continuously seek to reduce device costs by improving throughput, yield, and quality in device production.

OVERVIEW OF MARKETS, PRODUCTS AND STRATEGY

         Pagers, wireless telephones, personal computers and automotive electronics represent the largest end-market applications for electronic devices and circuits that are produced using ESI's systems. ESI's customers also serve a wide range of other electronic applications.

         ESI believes it is critical that each of its products provides the customer with measurable production benefits including improved yield, increased throughput, greater reliability, and increased flexibility, resulting in a high return on investment. ESI designs its production systems with a migration path for next generation capability providing customers the flexibility to add capacity or improve product performance at a reasonable incremental cost.

         ESI designs and manufactures products which target several markets within the electronics industry. These products include memory yield improvement systems, electronic component manufacturing systems, advanced electronic packaging equipment, machine vision solutions, and circuit fine tuning systems.

MEMORY YIELD IMPROVEMENT SYSTEMS. Nearly all manufacturers of dynamic random access memory (DRAM) use memory yield improvement systems to increase production yields. Personal computers and high performance workstations are the largest market for DRAM, although many consumer products such as personal digital assistants (PDA's), photocopiers, fax machines and telecommunications equipment require increasing amounts of memory. ESI's memory yield improvement system customers include Hitachi Singapore (HNS), Hyundai, IBM, LG Electronics, NEC, Samsung, Texas Instruments, Toshiba, and Winbond.

         Memory device manufacturers use a laser process that disconnects defective circuit elements and reconnects spare elements as replacements, thereby salvaging the memory device. Cost reductions and demand for higher capacity memory devices have led manufacturers to reduce the size of circuit elements while increasing the number of circuit elements per device. This increased density in memory devices has resulted in lower primary manufacturing yields, increasing the need for advanced memory repair technology as provided by ESI.

         ESI's memory yield improvement product line is designed and developed to cost-effectively meet memory production challenges associated with shrinking geometries, material changes and increased wafer sizes, as needed by memory manufacturers and with enabling technology for next generation devices.

         The memory yield enhancement process begins with circuit designers adding extra (redundant) elements to the memory chip. During the manufacturing process each device is tested. When a defective element is identified, its location or address is recorded and given to ESI's memory yield improvement system to effect a replacement or repair. The system positions a laser beam over connecting links in the defective element and cuts the electrical path.

         Design redundancy is used by every significant manufacturer of DRAMs and is increasingly being used by manufacturers of other semiconductor memory products, such as static random access memory (SRAMs), digital signal processors (DSPs), and other logic devices with embedded memory. The market for semiconductor devices that use memory repair for production is estimated to be approximately $76 billion in 2000.

ELECTRONIC COMPONENT MANUFACTURING SYSTEMS. ESI's product offerings in the electronic component market consist of automated test, production, handling and visual inspection equipment for manufacture of miniature multi-layer ceramic capacitors (MLCCs), and other passive components, including arrays, inductors, and varistors, which are used in very large numbers in nearly all types of electronic circuits. MLCCs are used in circuits that process analog and digital signals or operate at high frequencies in products such as computers, video equipment, and voice and wireless telecommunication products. Customers include AVX, Ceratech, Holy Stone, Kyocera, Phillips, Samwha, Taiyo Yuden, Walsin, and Yageo.

         The worldwide miniature surface mount capacitor market is estimated to be approximately $3.3 billion (350 billion units) in 2000. Most of the leading producers are in Japan, led by Murata, TDK and Kyocera. Production demands imposed by miniaturization are leading capacitor manufacturers to increasingly consider merchant equipment suppliers, such as ESI, as an alternative to internal development of manufacturing equipment.

         As circuit sizes have shrunk, the size of miniature capacitors has also shrunk as small as .02" x .01". These minute sizes and high unit volumes place extraordinary demands on manufacturers. ESI designs and manufactures products that combine high-speed, small parts handling technology with microprocessor-based systems to provide highly automated, cost-effective solutions for MLCC manufacturers.

         Virtually all capacitors are tested and sorted by capacitance (electrical energy storage) and dissipation factor (electrical energy leakage). ESI's equipment employs high-speed handling and positioning techniques to precisely load, test and sort capacitors based upon these electrical values. MLCCs are manufactured in a lamination process, which involves layering conductive and insulation materials. ESI's microprocessor-based termination systems apply conductive material, or terminations, to the ends of surface mountable MLCCs, permitting connection of the device in a circuit. ESI produces a fully automated product line for termination of MLCCs and capacitor arrays. ESI's component visual inspection systems provide automated machine vision based inspection of MLCCs. Parts are inspected for dimensional criteria and defects.

ADVANCED ELECTRONIC PACKAGING SYSTEMS. ESI's advanced packaging products enable electronics manufacturers to make devices smaller, lighter and faster. Smaller and lighter requirements push down the physical dimensions of the circuits used in electronic packages. These requirements drive changes in both the material selection and density of electrical connections. ESI's products are designed to provide a cost-effective method for increasing the density of vias (holes) used to create electrical connections between layers in high density circuit boards and electronic packages. ESI's products are targeted at small via applications requiring the highest accuracy and smallest hole dimensions.

         ESI's customers for advanced packaging products include: Allied Signal, AT&S, IBM, Johnson-Matthey/ACI, Korea Circuits, Maxedge, Multek, Nitto Denko, NTK, and W.L. Gore.

         ESI uses laser and mechanical drilling and routing technology to address these rapidly changing applications in integrated circuit (IC) packages, multi-chip modules, and high-density printed wiring boards (PWBs). ESI's technology, developed for its laser and mechanical drilling products, allows manufacturers to process very small vias in a wide variety of materials, including traditional glass reinforced circuit boards, copper, and new organic compounds.

VISION PRODUCTS. ESI provides semiconductor and electronics manufacturers with machine vision solutions for automated process control and visual inspection for the handling and assembly of semiconductors, PWBs and discrete electronic components. This includes both machine vision subsystems sold to original equipment manufacturers (OEMs), and stand alone inspection systems sold to end users. In the OEM marketplace, ESI has concentrated its efforts on selling complete vision solutions and integration expertise to suppliers of semiconductor and electronics equipment. ESI has also developed or acquired new products to provide complete stand alone inspection systems for semiconductor wafer inspection and review, integrated circuit package inspection, and passive component measurement and quality inspection.

         Customers for ESI's OEM vision products include Applied Materials, Canon, Electroglas, KLA-Tencor, Kulicke & Soffa, Samsung, and Universal Instruments. Customers for stand alone inspection equipment include Analog Devices, Anam/Ankor, AVX, Motorola, ST Micro, and Xilinx.

         Machine vision has emerged as a critical technology as semiconductor manufacturers move toward higher densities and more complex architectures. By allowing manufacturers to achieve greater precision, increased equipment speed, and fewer errors, machine vision is a critical enabling technology in the IC manufacturing process from wafer production through packaging. In addition, the manufacture and placement of components in the surface mount assembly area requires high speed and accuracy obtained through integrated machine vision solutions.

         ESI offers machine vision solutions with low cost computer architecture, easy-to-integrate software modules, powerful application specific software and advanced lighting and optics, supported by ESI's production equipment expertise. These elements reduce application development time and shorten time to market for producers of equipment used to manufacture semiconductors and PWBs. Products include patented specialized lighting, wafer alignment and identification products, and application specific solutions for the surface mount industry. Vision enabled stand alone systems, included in ESI's MicroVision product line include semiconductor front-end turnkey wafer handling and inspection systems; and back-end IC and plastic leaded chip carrier (PLCC) device handling and inspection systems.

CIRCUIT FINE TUNING SYSTEMS. ESI's circuit fine tuning systems precisely tune the frequency of electronic circuits that receive and transmit signals in wireless communication devices. ESI's laser trimming systems also tune automotive electronic assemblies such as engine control circuits. Customers include C-MAC, Delphi, Ericsson, Motorola, Nokia, Styly, USI, and VDO.

         ESI designs and manufactures an application-specific laser that adjusts the electrical performance of an electrical product or assembly containing many circuits by removing a precise amount of material from one or more components in the circuit. This is done to achieve the desired electrical specification for the entire product. This process is called "functional trimming," and is performed while the product or assembly is under power. For example, in wireless phones, laser trimming of a few selected components in the product is used to tune the product to the desired frequency.

         ESI's circuit fine tuning systems also adjust the resistance value of discrete devices manufactured on ceramic substrates for use in surface mount technology end products. Typically these discrete resistors are produced at values 30% below nominal levels and need to be trimmed to value with very high accuracy. ESI's systems meet the demands for ultra small size resistor processing by precise positioning of the laser beam and high speed measurement capability.

         The circuit fine tuning product line leverages ESI's strength in precise laser machining and very high speed handling to offer cost-effective solutions for tuning electronic circuits.

SALES, MARKETING AND SERVICE

         ESI sells its products worldwide through direct sales and service offices located in or near: Ann Arbor, Michigan; Canton, Massachusetts; Chanhassen, Minnesota; Phoenix, Arizona; Portland, Oregon; and Escondido and Santa Ana, California in North America; Tokyo and Nagoya, Japan; Seoul, Korea, and Taipei and Chungli, Taiwan in Asia; and Munich, Germany; West Sussex, England; and Paris, France in Europe. ESI serves customers in approximately 30 additional countries through manufacturers' representatives.

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

         Sales outside the U.S. accounted for 55.9%, 58.7% and 63.8% of ESI's net sales for fiscal 1999, 1998 and 1997, respectively.

         In fiscal 1999, 1998 and 1997, no customer exceeded 10% of sales.

BACKLOG

         Backlog consists of written purchase orders for products, spare parts and service, which ESI expects to ship within twelve months. Backlog was $22.9 million at May 31, 1999 versus $24.5 million at May 31, 1998 and $34.5 million at May 31, 1997.

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

         ESI's research and development expenditures for fiscal 1999, 1998, and 1997 were $30.3 million (14.7% of net sales), $34.8 million (13.5% of net sales), and $27.3 million (14.1% of net sales), respectively.

         Research and development expenditures for the year ended May 31, 1998 do not include the acquired in-process research and development expense incurred in connection with the purchase of Dynamotion Corporation ("Dynamotion").

COMPETITION

         ESI's markets are competitive. The principal competitive factors in ESI's markets are product performance, reliability, service, technical support, product improvements, price, established relationships with customers and product familiarity. ESI believes that its products compete favorably with respect to these factors. Some of ESI's competitors have greater financial, engineering and manufacturing resources, and larger service organizations than ESI. Some of ESI's customers develop, or have the ability to develop, similar manufacturing equipment. There can be no assurance that competition in ESI's markets will not intensify or that ESI's technological advantages may not be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.

         ESI's major competitors for memory yield improvement systems are Nikon and General Scanning. For electronic component manufacturing equipment, ESI's competitors include Tokyo Weld, Kanebo and Humo in Japan, as well as manufacturers that develop systems for internal use. ESI's advanced electronic packaging systems compete with mechanical drills manufactured by companies such as Hitachi Via Mechanics, Excellon and Pluritec and laser systems provided by Lumonics, Sumitomo, Mitsubishi and Hitachi Via Mechanics. ESI's vision products compete with vision suppliers such as Cognex, ICOS Systems, and Robotic Vision Systems, Inc. There are also numerous other vision companies and captive vendors in Japan, North America and Europe. Major competitors for circuit fine tuning systems include NEC and General Scanning.

MANUFACTURING AND SUPPLY

         ESI's largest production facilities are located in Portland, Oregon and San Diego, California. Portland's manufacturing operations consist of electronic subassembly, laser production and final system assembly for memory yield improvement, advanced electronic packaging, and circuit fine tuning product lines. Electronic component manufacturing systems are produced by ESI's subsidiary near San Diego, California. ESI's vision systems are manufactured by ESI's subsidiaries in Ann Arbor, Michigan and Minneapolis, Minnesota.

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

EMPLOYEES

         As of May 31, 1999, ESI employed 875 people, including 237 in engineering, research and development, 304 in manufacturing and 334 in marketing, sales, technical support, customer service and administration. Many of ESI's employees are highly skilled, and ESI's success will depend in part upon its ability to attract and retain such employees, who are in great demand. ESI has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. ESI considers its employee relations to be good.

PATENTS AND OTHER INTELLECTUAL PROPERTY

         ESI has a policy of seeking patents, when appropriate, on inventions relating to new products and improvements which are discovered or developed as part of ESI's ongoing research, development and manufacturing activities. ESI owns 77 United States patents and has applied for 28 additional patents in the United States. ESI has 72 foreign patents and has applied for 99 additional foreign patents. Although ESI's patents are important, ESI believes that the success of its business depends to a greater degree on the technical competence and innovation of its employees.

         ESI relies on copyright protection for its proprietary software. ESI also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or that ESI can meaningfully protect its trade secrets.

ITEM 2.  PROPERTIES

         The Company's executive and administrative offices, as well as a manufacturing facility, are located in a three-building complex located on 15 acres in Portland, Oregon. The buildings are owned by ESI, and contain approximately 196,500 square feet of floor space. ESI also owns a 60,000 square foot plant on ten acres of land in Escondido, California, and a 29,000 square foot building near Minneapolis, Minnesota.

         In addition, the Company leases approximately 15,000 square feet of industrial space in Canton, Massachusetts; 9,900 square feet of office and industrial space in Santa Ana, California; 19,000 square feet of office and industrial space in Ann Arbor, Michigan; and office and service space in several additional locations in the United States, and in seven foreign countries.

         The Company believes the productive capacity of the aforementioned facilities to be adequate and suitable for the requirements of the business.

ITEM 3.  LEGAL PROCEEDINGS

         ESI initiated litigation against General Scanning Inc. for patent infringement in December 1996 in the U.S District Court for the Northern District of California (Electro Scientific Industries, Inc. v. General Scanning Inc., No. C-96-4268 SBA). On April 2, 1999 a federal court jury issued a verdict upholding the validity of ESI's link blowing patent, U.S. patent 5,265,114 entitled "System and Method for Selectively Laser Processing a Target Structure of One or More Materials of a Multimaterial, Multilayer Device". The jury found U.S. patent 5,473,624 entitled "Laser System and Method for Selectively Serving Links" invalid for reasons of obviousness. On April 8, 1999 the same federal court jury awarded ESI $13,133,170 in damages, and also concluded that General Scanning's infringement was willful. On July 8, 1999 the court issued orders denying General Scanning's motions for a new trial and to set aside the jury verdict. The court also entered a permanent injunction, prohibiting General Scanning from making, using, selling, or offering for sale in the United States memory repair systems and upgrade kits equipped with 1.3 micron lasers. General Scanning has announced that it intends to appeal the verdict. ESI has not reflected this award in its financial results. However, ESI continues to record legal expenses related to this litigation as these expenses are incurred.

         On October 20, 1998 the Company filed a second action against General Scanning, Inc. in the United States District Court for the Northern District of California for patent infringement. The complaint alleges that General Scanning is violating the following ESI's patents: 5,569,398 entitled "Laser System and Method for Selectively Trimming Films" issued on October 29, 1996; 5,685,995 entitled "Method for Laser Functional Trimming of Films and Devices" issued on November 11, 1997; and 5,808,272 entitled "Laser System for Functional Trimming of Films and Devices" issued on September 15, 1998. This lawsuit is still pending.

         Numerous users of the Company's products have received notice of patent infringement from the Lemelson Medical, Educational & Research Foundation Limited Partnership ("Partnership") alleging that their use of the Company's products infringes certain patents transferred to the Partnership by the late Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products infringes any of the Partnership's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 1999.

EXECUTIVE OFFICERS

The executive officers of the Company, and their ages and positions as of June 30, 1999 are as follows:


 NAME                          AGE                      POSITION
 ----                          ---                      --------
 Donald R. VanLuvanee          55        Chief Executive Officer, President and Director
 Robert E. Belter              58        Vice President
 Bradford S. Cooley            42        Vice President
 Barry A. Glasgow              54        Vice President
 Julia A. Harper               40        Vice President
 Jonathan C. Howell            45        Chief Financial Officer and Senior Vice President
 Mark W. Klug                  60        Vice President
 John R. Kurdock               54        Vice President
 Michael J. Murphy             49        Vice President
 Larry T. Rapp                 59        Vice President
 Joseph L. Reinhart            40        Vice President and Corporate Secretary
 Edward J. Swenson             60        Senior Vice President


         Mr. VanLuvanee joined the Company in 1992 as Chief Executive Officer, President and a Director. From 1991 to 1992, Mr. VanLuvanee was President, Chief Executive Officer and a Director at Mechanical Technology Inc., a supplier of contract research and development services and a manufacturer of technologically advanced equipment. From 1990 to 1991, he was President and Chief Executive Officer of BCT Spectrum, Inc., a supplier of vacuum deposition systems. From 1984 to 1990, he was President, Chief Operating Officer and a Director of Kulicke and Soffa Industries, a supplier of capital equipment and consumables to the microelectronics industry. Mr. VanLuvanee is also a Director of Micro Component Technology Inc., a leading manufacturer of automated test handling equipment, and FEI, which designs, manufactures and markets focused ion beam workstations and both ion and electron emitter and focusing column components.

         Mr. Belter joined ESI in May 1997 as a Vice President and General Manager of a subsidiary. Mr. Belter is responsible for electronic component production equipment products. Prior to joining ESI, Mr. Belter served as a consultant to the Company in marketing and product development for one year. Mr. Belter has extensive prior experience in the electronic component industry, including four years as President and General Manager of Johanson Dielectrics, and ten years as President and General Manager of Kyocera Northwest, North American Electronic Components.

         Mr. Cooley was elected Vice President in January 1999 and is responsible for engineering and corporate research and development. Mr. Cooley joined ESI in April 1993 as Director of Engineering for ESI's laser based equipment products. Prior to ESI, he held engineering management positions with Texas Instruments and Kulicke and Soffa Industries as well as several startup companies engaged in equipment development.

         Mr. Glasgow joined the Company in June 1998 as Vice President of Sales for Portland Operations and was named Vice President of Worldwide Sales and Marketing in December 1998. Prior to joining ESI, Mr. Glasgow worked for ADE as Vice President of Worldwide Sales and Customer Support, where he was responsible for all sales and service activities. In addition, Mr. Glasgow previously worked for ESI, and a company ESI acquired, XRL, Inc., from 1987 to 1997 in various sales positions including Director of Worldwide Sales for semiconductor products from 1995 to 1997.

         Ms. Harper joined ESI in May 1997 as Treasury and SEC Reporting Manager, was named Controller in 1998, and Vice President of Finance in April 1999. From 1995 to 1997, Ms. Harper was Accounting Manager at Instromedix Incorporated, a medical electronics manufacturer. She has also held a number of management positions with ARCO Gas and Oil Company.

         Mr. Howell joined ESI in 1993 as Director of Management Information Systems. In 1995, Mr. Howell was elected Vice President and assumed responsibility for vision products. In 1996, Mr. Howell was named Chief Technology Officer and in April 1999, Mr. Howell was elected Senior Vice President and Chief Financial Officer. Mr. Howell has extensive financial and management experience from Citibank, Gulf and Western and Arthur Young & Co.

         Mr. Klug joined the Company in 1992 and in 1993 was elected a Vice President. Mr. Klug is responsible for the engineering activities of advanced electronic packaging equipment. From 1988 to 1992, Mr. Klug was Vice President of Engineering for Symtek Systems, and between 1983 and 1988, he held senior management positions with Kulicke and Soffa Industries, including Senior Vice President of U.S. Operations and Vice President of Engineering.

         Mr. Kurdock joined ESI in February 1997 as Vice President and General Manager of Portland Operations. During the five years prior to joining ESI, Mr. Kurdock served as Vice President of the Surface Mount Division for Universal Instruments and previously held senior operating positions with the Silicon Valley Group and Perkin Elmer.

         Mr. Murphy joined ESI in 1999 as Vice President of Human Resources. From 1989 to 1999, he was with ITT Automotive in Auburn Hills, Michigan where he held Human Resources positions of increasing responsibility, ending as Vice President of Human Resources for Electrical Systems. He previously held management roles within NVRyan, Air Products and Chemicals, Fiber Industries Inc. and Brunswick Corporation.

         Mr. Rapp joined the Company in 1966 and has served in various engineering and management capacities. In 1982 he became the Government Relations and Patent Manager. He served as Assistant Secretary from 1988 to 1991, and from 1992 until June 1998 was Corporate Secretary and Legal Manager. In September 1995, Mr. Rapp was elected Vice President.

         Mr. Reinhart joined ESI in 1993 as Communications and Contracts Manager and was named Director of Business Development in April 1995. Mr. Reinhart was elected a Vice President in September 1996, and was elected Corporate Secretary in June 1998. His experience includes finance, venture funding, mergers and acquisitions and administration in high-technology businesses.

         Mr. Swenson joined the Company in 1961 as a project and applications engineer. In 1970, he initiated the manufacture of computer-controlled laser systems for trimming and scribing microcircuits. He became Manager of the Systems Business Unit in 1978, Vice President of Advanced Development in 1979, Vice President of Advanced Technology Division in 1985 and Senior Vice President of Advanced Technology Group in 1987.

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


FISCAL QUARTER                                    1999                                           1998
--------------                                    ----                                           ----
                                     HIGH          LOW        CLOSING                HIGH         LOW       CLOSING
                                    ------        -----      --------               ------       -----      -------
1st Quarter................       $ 34.875      $ 19.250     $ 19.250             $ 52.938      $35.000     $48.500
2nd Quarter................         31.625        13.125       29.938               63.750       39.375      41.563
3rd Quarter................         47.375        29.625       36.563               43.625       30.500      38.000
4th Quarter................         47.875        35.000       37.500               42.250       32.250      33.500


The Company has not paid any cash dividends on its Common Stock during the last five fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

The approximate number of shareholders of record at May 31, 1999 was 630.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                          FISCAL YEARS ENDED MAY 31(4),
                                                                          -----------------------------
(THOUSANDS OF DOLLARS EXCEPT PER SHARE)                   1999             1998           1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $ 206,242      $ 258,639     $ 193,325     $ 218,268     $ 139,745
Net income(1,2,3)                                            10,399         33,260        16,519        30,154        14,305
Net income per share - basic(1,2,3)                            0.80           2.64          1.38          2.53          1.32
Net income per share - diluted(1,2,3)                          0.79           2.55          1.35          2.47          1.29
Working capital                                             153,139        144,840       120,483       105,272        77,409
Net property, plant and equipment                            33,462         30,373        22,088        22,675        18,816
Total assets                                                221,823        209,131       176,003       164,729       127,443
Long-term debt                                                    -              -             -             -             -
Shareholders' equity                                        201,261        188,094       148,762       133,719       100,589


(1) Fiscal 1996 excludes the pretax charge of $6.0 million in-process research and development associated with the acquisition of XRL, Inc.
(2) Fiscal 1998 excludes the pretax charge of $14.6 million in merger-related expenses associated with the acquisitions of Chip Star, Inc. ("Chip Star"), Dynamotion Corp. ("Dynamotion") and Applied Intelligence Systems, Inc. ("AISI").
(3) Fiscal 1999 excludes the pretax charges of $2.8 million in merger-related expenses associated with the acquisitions of Testec, Inc. ("Testec"), and MicroVision Corp. ("MicroVision") and $1.4 million in trial-related, nonrecurring litigation expenses.
(4) All prior year amounts shown above have been restated to reflect the acquisitions of MicroVision and Testec in fiscal 1999, which were accounted for under the pooling-of-interests method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company completed two mergers in fiscal 1999 including the acquisition of Testec on December 21, 1998 and MicroVision on January 29, 1999. The Company also completed three mergers in fiscal 1998 including the acquisition of AISI on December 1, 1997, Chip Star on June 26, 1997, and Dynamotion on June 9, 1997. The AISI, Chip Star, MicroVision, and Testec acquisitions were accounted for under the pooling-of-interests method, and the Dynamotion acquisition was accounted for as a purchase. Refer to the Notes to Consolidated Financial Statements for additional information.

FISCAL YEAR ENDED MAY 31, 1999 COMPARED TO FISCAL YEAR ENDED MAY 31, 1998

         Revenue for fiscal 1999 was $206.2 million, which was 20.3% or $52.4 million lower than for fiscal 1998. The decrease was due to lower sales of electronic component systems, machine vision equipment and circuit fine tuning systems. These decreases were partially offset by higher sales of memory yield improvement systems and advanced electronic packaging equipment. Memory yield improvement systems contributed the highest revenues for fiscal 1999 at 31.5% of sales. For fiscal 1998, electronic component systems represented the largest percentage of revenues at 27.7%.

         Gross margin for the year ended May 31, 1999 was 49.9%, down from 55.2% in the prior fiscal year. The decrease in margin from the prior fiscal year is driven by changes in product mix, a slight decrease in average selling prices stemming from industry-wide delays in capital equipment investment, and lower levels of overhead absorption due to lower unit volumes.

         Selling, service and administrative expenses were $4.3 million or 6.9% lower for the year ended May 31, 1999 as compared to fiscal 1998. The decrease is attributable to lower commission expenses associated with decreased sales, reductions associated with the continued consolidation of selling and administrative functions for the Dynamotion, Chip Star, AISI and Testec acquisitions and cost containment measures initiated in response to the decline in revenues in fiscal 1999. Selling, service and administrative expenses increased as a percentage of sales from 24.4% to 28.5% due mainly to lower sales volume.

         Research, development and engineering expenses for the year ended May 31, 1999 were $4.5 million or 13.0% lower than the prior year due to fiscal 1999 cost containment measures. Research, development and engineering expenses increased as a percentage of sales, to 14.7% for 1999 from 13.5% for the prior year. In connection with the purchase price allocation for Dynamotion in fiscal 1998, the Company estimated the fair value of the intangible assets, which indicated that a majority of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, acquired in-process research and development of $9.0 million has been reflected in non-recurring operating expenses for fiscal 1998 in the accompanying financial statements.

         The effective tax rate of 31.4% for the year ended May 31, 1999 was slightly higher than the fiscal 1998 rate of 30.8%. The impact of pooled Subchapter S corporation earnings for the MicroVision and Testec mergers reduced the fiscal 1998 rate by about 6%. The fiscal 1999 tax rate was reduced by an increased benefit from the foreign sales corporation as a percent of income and lower non-deductible merger-related expenses as compared to fiscal 1998.

         Net income for the year ended May 31, 1999 was $7.5 million or $0.58 per basic share compared to $22.3 million or $1.77 per basic share for the same period of the prior year. Fiscal 1999 net income includes non-recurring expenses of $4.2 million, including $2.8 million in merger-related expenses for professional service fees and expenses associated with consolidating operations, and $1.4 million for incremental legal fees and trial expenses for intellectual property litigation. Excluding non-recurring expenses, fiscal 1999 net income was $10.4 million or $0.80 per basic share. Fiscal 1998 net income includes non-recurring expenses of $14.6 million, including $9.0 million for acquired in-process research and development associated with the Dynamotion purchase and $5.6 million in professional service fees and expenses associated with consolidating operations for the AISI, Chip Star and Dynamotion acquisitions. Excluding non-recurring expenses, fiscal 1998 net income was $33.3 million or $2.64 per basic share.

FISCAL YEAR ENDED MAY 31, 1998 COMPARED TO FISCAL YEAR ENDED MAY 31, 1997

         Revenue for fiscal 1998 was $258.6 million, which was 33.8% or $65.3 million higher than for fiscal 1997. The increase was due to higher sales of advanced electronic packaging systems, electronic component systems and machine vision systems.

         Gross margin of 55.2% for the year ended May 31, 1998 was slightly above the 53.2% gross margin for fiscal 1997. The higher margin resulted from increased shipments of relatively high margin electronic component systems and machine vision equipment plus lower manufacturing overhead costs per unit.

         Selling, service and administrative expenses were $15 million higher for the year ended May 31, 1998 versus fiscal 1997. The increase is a result of higher selling commissions associated with increased sales volumes, increased recruiting and relocation costs and higher legal expenses associated with ongoing intellectual property litigation. Selling, service and administrative expenses decreased, as a percentage of sales, to 24.4% from 24.8%.

         Research, development and engineering expenses for the year ended May 31, 1998 were $7.5 million higher than in the prior year. Research, development and engineering expenses decreased, as a percentage of sales, to 13.5% for 1998 from 14.1% for the prior year.

         The effective tax rate of 30.8% for the year ended May 31, 1998 decreased from 41.0% as a result of the impact of lower state and foreign taxes in the year and the pooling effect of MicroVision and Testec which were both subchapter S corporations.

         Net income for the year ended May 31, 1998 was $22.3 million or $1.77 per basic share compared to $16.5 million or $1.38 per basic share for the prior year. The increase in net income was primarily a factor of increased sales in fiscal 1998 over fiscal 1997. Fiscal 1998 net income includes non-recurring expenses of $14.6 million related to the Dynamotion, Chip Star and AISI acquisitions. Excluding non-recurring expenses, fiscal 1998 net income was $33.3 million or $2.64 per basic share.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's principal sources of liquidity are: existing cash, cash equivalents and marketable debt securities of $32.7 million; accounts receivable of $79.0 million; and a $7.0 million line of credit, none of which was outstanding at May 31, 1999. ESI has no long term debt and a current ratio of 8.4:1. Working capital increased to $153.1 million at May 31, 1999, from $144.8 million at May 31, 1998.

         The Company may acquire or invest in other complementary businesses, product lines or technologies. These acquisitions or investments may require additional debt or equity capital to fund such activities. A summary of cash flow activities follows:


                                                         1999         1998          1997
                                                         ----         ----          ----
                                                                  (IN THOUSANDS)
Cash flows provided by (used in):
              Operating activities                        $ 343       $ 1,505      $14,407
              Investing activities(1)                    (7,483)      (11,644)     (14,648)
              Financing activities                        4,899          (239)        (492)
                                                        --------     ---------      -------
Decrease in cash and cash
    equivalents(2)                                      $(2,241)     $(10,378)      $ (733)
                                                        ========     =========      =======


(1) Reflects net proceeds of $4.2 million from the sale of marketable debt securities during fiscal 1999 and the net purchase of $1.3 million and $9.5 million in marketable debt securities during fiscal 1998, and 1997, respectively.

(2) Total cash and securities decreased from $39.1 million on May 31, 1998 to $32.7 million on May 31, 1999.

OPERATING ACTIVITIES: Operating cash flows decreased $1.2 million over fiscal 1998 largely due to lower net income offset partially by positive changes in certain working capital accounts. Trade receivables increased $12.8 million. Collection of receivables in June 1999 reduced this balance by approximately $18.9 million. The increase in receivables is a function of increased flexibility with regard to customer payment terms, and does not include a significant increase in past due receivables. Inventory decreased by $1.7 million from May 31, 1998 due to decreases in raw materials and work in process. The decrease in current liabilities is a function of lower compensation accruals.

         On April 8, 1999, a federal court jury awarded ESI a $13.1 million damage judgment in its patent infringement suit against General Scanning, Inc. General Scanning has announced that it intends to appeal the verdict. As such, ESI has not reflected this award in its financial results. However, ESI continues to record legal expenses related to this litigation as these expenses are incurred.

INVESTING ACTIVITIES: Net cash of $7.5 million was used in investing activities. The Company made purchases in the amount of $8.5 million to upgrade computing and manufacturing capabilities and to renovate and improve utilization of office and manufacturing space. This was offset by net proceeds from the sales of highly liquid marketable debt securities to meet short-term cash demands during the year.

FINANCING ACTIVITIES: Net cash of $4.9 million was generated from financing activities in the form of $5.5 million in cash generated by stock option exercises and the employee stock purchase plan, as well as the related tax benefit, offset by distributions to S-corporation shareholders of Microvision and Testec.

CAPITAL COMMITMENTS: As of May 31, 1999, the Company had no material capital commitments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors, semiconductor memory devices and circuits used in wireless telecommunications equipment, including pagers and wireless phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Ten large multinational electronics companies constituted 26.9% of the Company's fiscal 1999 sales and therefore, the loss of any of these customers would be significant.

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

         International shipments accounted for 55.9% of sales for fiscal 1999 compared to 58.7% of sales for fiscal 1998. About 45% of the company's fiscal 1999 product sales are to Asian customers versus 44% for fiscal year 1998. Several countries in this region, notably South Korea, Japan, and Taiwan, have experienced currency devaluation and/or difficulties in financing short-term obligations. The Company's customers in these countries continued to purchase and pay for products within agreed upon terms. In addition, substantially all Asian end customer receivables are secured by letters of credit. The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. As a result, a significant portion of the Company's net sales will continue to be subject to certain risks. These risks include changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining United States export licenses and the difficulties of staffing and managing foreign operations.

         Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 9.5% of fiscal 1999 consolidated operating expenses and are split 62% and 38% respectively between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

         ESI believes that it has the product offerings and resources needed for continuing success, however, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

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

         The Company has a task force to prepare for Y2K issues. A Vice President serves as the Y2K coordinator and has overall responsibility for organizing and managing the Company's Y2K program. The coordinator reports directly to the President and CEO of the Company. The Company has evaluated its technology and data used in the creation and delivery of its products and services and in its internal operations, and has identified Y2K issues related to its customers and suppliers.

         Each of the Company's product lines has technical and communication resources assigned for Y2K readiness. ESI uses Sematech tests to determine equipment product readiness. All of the Company's current standard products are now Y2K ready. Past products have been evaluated and readiness upgrade kits are being developed and offered where practical. The overall Y2K coordinator is working with each product line group to develop and implement their product plans. Y2K readiness is viewed as a necessary capability for doing business.

         The Company has completed the inventory and evaluation of its business systems with regard to Y2K readiness. Assessment includes facilities, engineering, manufacturing, laboratory, banking, accounting, procurement, product test, customer order, receiving, warehousing, and communications. The Company's core business systems are now Y2K ready. Non-critical business systems that have been previously identified as not ready have either been upgraded, replaced, or otherwise made obsolete. Year 2000 date related tests are part of normal systems tests for new business systems integration.

         The Company has a Director level manager assigned the responsibility for ESI's supplier Y2K readiness evaluation. The plan included automatic assessment of the top 80% of the suppliers and key supplier identification of the remaining 20%. Additionally, in each business area, engineering and purchasing teams were formed to identify material that met certain criteria for inclusion as strategic material. Vendors supplying this strategic material were subjected to an in depth assessment of their ability to continue to supply to the Company. Remediation actions for at-risk vendors include working with the vendors to ensure continued delivery of material and inventory of some materials within the Company. Material and vendor assessment activity has been completed and processes for Y2K evaluation of new material and new vendors have been implemented.

         The Company has incurred costs associated with assessing the Y2K issue and implementing its Y2K plan. These costs have included consultants, software upgrades, and security system upgrades. Total costs of assessing and implementing the Company's Y2K plan are not material to the Company's consolidated financial position or the results of its operations.

         Consequences of the Company's Y2K plan not being successful include inability to ship product, delay or loss of sales, and delays in factory operations. The Company believes that, provided that third parties mitigate their own risks successfully, the Company believes it will have no material business risk from such Y2K issues. However, there can be no assurances that third parties, over which the company has no control, will successfully address their own Y2K issues.

ITEM 7A.  MARKET RISK DISCLOSURE

INTEREST RATE RISK

As of May 31, 1999, the Company's investment portfolio includes marketable debt securities of $ 24.9 million. These securities are subject to interest rate risk, and will decline in value if the interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the Company's financial condition or the results of its operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to manage well-defined foreign currency risks: the Company enters into forward exchange contracts to hedge the value of accounts receivable denominated in a foreign currency (Japanese yen). Accordingly, the impact of exchange rates on the forward contracts will be substantially offset by the impact of such changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on the forward exchange contracts and the underlying hedged positions denominated in Japanese yen would not be material to the Company's financial position or the results of its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                                                                     MAY 31,
                                                                                                     -------
ASSETS                                                                                          1999          1998
                                                                                                -----         ----
                                                                                                  (IN THOUSANDS)
CURRENT ASSETS:
    Cash and cash equivalents                                                                   $ 7,793     $ 10,034
    Securities available for sale                                                                24,865       29,113
                                                                                              ---------     --------
             Total cash and securities                                                           32,658       39,147
    Trade receivables, less allowance for doubtful accounts                                      78,998       65,605
    Income tax refund receivable                                                                  2,835        1,872
    Inventories -
       Finished goods                                                                            10,319       10,009
       Work-in-process                                                                            8,575        9,193
       Raw materials and purchased parts                                                         32,419       33,519
                                                                                              ---------     --------
             Total inventories                                                                   51,313       52,721
                                                                                                  6,699        4,788
    Other current assets                                                                          1,198        1,744
                                                                                              ---------     --------
             Total current assets                                                               173,701      165,877

PROPERTY AND EQUIPMENT, AT COST                                                                  70,047       62,735
    Less-accumulated depreciation                                                               (36,585)     (32,362)
                                                                                              ---------     --------
       Net property and equipment                                                                33,462       30,373

DEFERRED INCOME TAXES
                                                                                                  2,455        2,692

OTHER ASSETS                                                                                     12,205       10,189
                                                                                              ---------     --------
                                                                                              $ 221,823    $ 209,131
                                                                                              ---------     --------
                                                                                              ---------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                            $ 6,698      $ 5,857
    Accrued liabilities -
       Payroll related                                                                            4,478        6,595
       Commissions                                                                                5,340        4,289
       Warranty                                                                                   2,103        2,010
       Other                                                                                      1,603        1,939
                                                                                              ---------     --------
              Total accrued liabilities                                                          13,524       14,833
    Deferred revenue                                                                                340          347
                                                                                              ---------     --------
              Total current liabilities                                                          20,562       21,037
                                                                                              ---------     --------
SHAREHOLDERS' EQUITY:
    Preferred stock, without par value; 1,000 shares authorized; no shares issued                     -            -
    Common stock, without par value; 40,000 shares authorized; 13,047 and
     12,848 shares issued and outstanding at May 31, 1999 and 1998                              107,206      101,734
    Retained earnings                                                                            96,545       89,590
    Accumulated other comprehensive income (loss)                                                (2,490)      (3,230)
                                                                                              ---------     --------
              Total shareholders' equity                                                        201,261      188,094
                                                                                              ---------     --------
                                                                                              $ 221,823    $ 209,131
                                                                                              ---------     --------
                                                                                              ---------     --------

        The accompanying notes are an integral part of these statements.

               ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME


                                                                               YEAR ENDED MAY 31,
                                                                       1999           1998           1997
                                                                       ----           ----           ----
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                            $ 206,242      $ 258,639      $ 193,325
Cost of sales                                                          103,311        115,816         90,560
                                                                     ---------      ---------      ---------
        Gross margin                                                   102,931        142,823        102,765

Operating expenses:
        Selling, service and administrative                             58,718         63,043         48,035
        Research, development and engineering                           30,289         34,806         27,315
        Non-recurring operating expenses                                 4,180         14,634             -
                                                                     ---------      ---------      ---------
             Total operating expenses                                   93,187        112,483         75,350
                                                                     ---------      ---------      ---------

Operating income                                                         9,744         30,340         27,415
Interest income                                                          1,147          1,475          1,174
Other income (expense), net                                                 89            501           (602)
                                                                     ---------      ---------      ---------
Income before income taxes                                              10,980         32,316         27,987
Provision for income taxes                                               3,452          9,969         11,468
                                                                     ---------      ---------      ---------
Net income                                                             $ 7,528       $ 22,347       $ 16,519
                                                                     ---------      ---------      ---------
                                                                     ---------      ---------      ---------
Net income per share - basic                                           $  0.58        $  1.77        $  1.38
                                                                     ---------      ---------      ---------
                                                                     ---------      ---------      ---------
Net income per share - diluted                                         $  0.57        $  1.71        $  1.35
                                                                     ---------      ---------      ---------
                                                                     ---------      ---------      ---------

Weighted average number of shares - basic                               12,927         12,591         11,978

Weighted average number of shares - diluted                             13,240         13,031         12,279


        The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED MAY 31, 1997, 1998, 1999


                                                                                                          ACCUMULATED
                                                                        COMMON STOCK                         OTHER
                                                                    NUMBER OF                RETAINED    COMPREHENSIVE
                                                                     SHARES      AMOUNT      EARNINGS    INCOME (LOSS)     TOTAL
                                                                     ------      ------      --------    -------------     -----
                                                                                           (IN THOUSANDS)
BALANCE AT MAY 31, 1996                                               11,898     $79,583       $55,774      ($1,638)    $ 133,719
     Adjustment to align Chip Star Inc., fiscal year with May 31           -           -          (325)           -          (325)
     Stock plans:
          Employee stock plans                                           242       1,807             -            -         1,807
          Tax benefit of stock options exercised                           -         561             -            -           561
     Distribution to S-corp shareholders of pooled acquisitions            -           -        (3,066)           -        (3,066)
     Comprehensive income:
          Net income                                                       -           -        16,519            -        16,519
          Unrealized loss on securities                                    -           -             -          (19)          (19)
          Cumulative translation adjustment                                -           -             -         (433)         (433)
                                                                                                                         --------
     Comprehensive income (loss)                                          -           -             -            -         16,067
                                                                     -------    --------      --------     --------      --------

BALANCE AT MAY 31, 1997                                               12,140      81,951        68,902       (2,090)      148,763
     Adjustment to align AISI, fiscal year with May 31                     -           -          (565)           -          (565)
     Stock plans:
          Employee stock plans                                           361       5,629             -            -         5,629
          Tax benefit of stock options exercised                           -       2,204             -            -         2,204
     Distribution to S-corp shareholders of pooled acquisitions            -           -        (1,094)           -        (1,094)
     Shares issued for Dynamotion acquisition                            347      11,950             -            -        11,950
     Comprehensive income:
          Net income                                                       -           -        22,347            -        22,347
          Cumulative translation adjustment                                -           -             -       (1,140)       (1,140)
                                                                                                                         --------
     Comprehensive income (loss)                                           -           -             -            -        21,207
                                                                     -------    --------      --------     --------      --------

BALANCE AT MAY 31, 1998                                               12,848     101,734        89,590       (3,230)      188,094
     Stock plans:
          Employee stock plans                                           199       3,566             -            -         3,566
          Tax benefit of stock options exercised                           -       1,906             -            -         1,906
     Distribution to S-corp shareholders of pooled acquisitions            -           -          (573)           -          (573)
     Comprehensive income:
          Net income                                                       -           -         7,528            -         7,528
          Cumulative translation adjustment                                -           -             -          740           740
                                                                                                                         --------
     Comprehensive income (loss)                                           -           -             -            -         8,268
                                                                     -------    --------      --------     --------      --------
BALANCE AT MAY 31, 1999                                               13,047    $107,206      $ 96,545      $ (2,490)    $201,261
                                                                     -------    --------      --------     --------      --------
                                                                     -------    --------      --------     --------      --------


        The accompanying notes are an integral part of these statements.

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           YEAR ENDED MAY 31,
                                                                                   1999           1998          1997
                                                                                   ----           ----          ----
                                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                $ 7,528       $ 22,347      $ 16,519
         Adjustment to align pooled companies fiscal years with May 31                   -           (565)         (325)
Adjustments to reconcile net income to cash provided by operating activities:
         Non-recurring operating expenses                                            4,180         14,634             -
         Depreciation and amortization                                               6,772          5,879         4,597
         Other non-cash charges                                                          -              -           156
         Deferred income taxes                                                      (1,674)           528           476
  Changes in operating accounts:
           Increase in trade receivables                                           (12,773)        (8,490)       (5,715)
           (Increase) decrease in inventories                                        1,670        (14,055)          (71)
           (Increase) decrease in other current assets                                (417)        (2,959)        1,859
           Decrease in current liabilities                                          (4,943)       (15,814)       (3,089)
                                                                                   -------       --------      --------
  Net cash provided by operating activities                                            343          1,505        14,407
                                                                                   -------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                (8,512)       (12,575)       (4,946)
  Purchase of securities                                                           (16,809)       (18,668)      (42,316)
  Proceeds from sales of securities and maturing securities                         21,057         17,415        32,800
  (Increase) decrease in other assets                                               (3,219)         2,184          (186)
                                                                                   -------       --------      --------
  Net cash used in investing activities                                             (7,483)       (11,644)      (14,648)
                                                                                   -------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of Dynamotion subsidiary debt1                                              -         (6,978)            -
  Net borrowings of AISI subsidiary                                                      -              -           206
  Distribution to S-corp shareholders of pooled acquisitions                          (573)        (1,094)       (3,066)
  Proceeds from exercise of stock options and stock plans and related
     tax benefits                                                                    5,472          7,833         2,368
                                                                                   -------       --------      --------
  Net cash provided by (used in) financing activities                                4,899           (239)         (492)
                                                                                   -------       --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (2,241)       (10,378)         (733)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    10,034         20,412        21,145
                                                                                   -------       --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 7,793       $ 10,034      $ 20,412
                                                                                   -------       --------      --------
                                                                                   -------       --------      --------


        The accompanying notes are an integral part of these statements.

1   Acquisition of Dynamotion:


    Assets less liabilities acquired, net of cash                                                $(11,950)
    Issuance of common stock and common stock options                                              11,950
                                                                                                 --------
Net cash used to acquire business                                                                $     -



Cash payments for interest were not significant in 1999, 1998 or 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

BUSINESS ENVIRONMENT

         The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries (the Company), all of which are wholly owned. The Company designs and manufactures sophisticated products used around the world in electronics manufacturing including: laser manufacturing systems for memory yield improvement, production and test equipment for the manufacture of surface mount ceramic capacitors, precision laser and mechanical advanced electronic packaging production systems, machine vision systems, and circuit fine tuning systems. The Company serves the global electronics market from its headquarters in Portland, Oregon and through subsidiaries located in the United States, Europe and Asia.

CONCENTRATIONS OF CREDIT RISK

         The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, securities held for sale, trade receivables and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. The Company places its investments with high credit quality financial institutions and limits the credit exposure from any one institution or instrument. To date, the Company has not experienced losses on any of these investments. The Company sells a significant portion of its products to a small number of electronics manufacturers: 26.9% of fiscal 1999 revenues were derived from ten customers. The Company's operating results could be adversely affected if the financial condition and operations of these key customers decline.

CONCENTRATIONS OF OTHER RISKS

         The Company's operations involve a number of other risks and uncertainties including but not limited to the cyclicality of the electronics market, rapidly changing technology, international operations and hedging exposures. Refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations for additional commentary.

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

RECLASSIFICATIONS

         Certain reclassifications have been made in the accompanying consolidated financial statements for 1997 and 1998 to conform to the 1999 presentation.

REVENUE RECOGNITION

         The Company generally recognizes revenue at the time of shipment and when collection of the receivable is probable. Revenue associated with service or maintenance contracts is recognized ratably over the life of the contract, which is generally one year.

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

COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income includes net income and "other comprehensive income," which includes charges or credits to equity that are not the result of transactions to shareholders. The Company's only material component of "other comprehensive income" is cumulative foreign currency translation adjustments.

NET INCOME PER SHARE

         The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128). SFAS 128 requires the dual presentation of basic and diluted earnings per share and other additional disclosures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents (stock options) outstanding.

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

DEPRECIATION AND CAPITALIZATION POLICIES

         Depreciation is determined on the straight-line method based on the following useful lives: buildings: 25 to 40 years; building improvements: 5 to 15 years; and machinery and equipment: 3 to 10 years.

         Expenditures for maintenance, repairs and minor improvements are charged to expense. Major improvements and additions are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other expense.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), in June 1998. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in the derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2002. The effect of adopting this standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or its results of operations.

PROPERTY AND EQUIPMENT

         Major classes of property and equipment consist of the following:


                                                                 MAY 31,
                                                                 ------
                                                           1999            1998
                                                           ----            ----
Land                                                     $  4,534        $  4,521
Buildings and improvements                                 22,171          17,253
Machinery and equipment                                    41,756          36,580
Construction in progress                                    1,586           4,381
                                                         --------        --------
                                                         $ 70,047        $ 62,735
                                                         --------        --------
                                                         --------        --------


LINE OF CREDIT

         The Company has a short-term revolving line of credit with a large foreign bank totaling $7,000. This line expires in September 1999. At the Company's option, the interest rate is prime or LIBOR plus 1.25 percent. There were no borrowings outstanding at May 31, 1999 or 1998.

EMPLOYEE BENEFIT PLANS

         The Company has an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. The Company contributed $950, $830 and $474 to the plan for the years ended May 31, 1999, 1998 and 1997, respectively.

INCOME TAXES

         The Company accounts for income taxes under the asset and liability method as defined by the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109). Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         The net deferred tax asset as of May 31, 1999 and May 31, 1998 consists of the following tax effects relating to temporary differences and carryforwards:


                                                                                  MAY 31,
                                                                                  ------
                                                                           1999            1998
                                                                           ----            ----
Deferred Tax Assets:
       Receivable and inventory valuation                                $  2,418        $  1,670
       Vacation pay                                                           963             827
       Warranty costs                                                         778             721
       Capitalized merger expenses                                            406             192
       Accrued commissions                                                  1,561             881
       Other accrued liabilities                                            1,175             819
                                                                         --------        --------
                                                                            7,301           5,110
       Tax loss and credit carryforwards                                    7,438           9,224
                                                                         --------        --------
                   Total deferred tax assets                               14,739          14,334

Deferred Tax Liabilities:
       Tax in excess of book depreciation                                  (1,257)           (895)
       Other deferred tax liabilities                                        (891)           (972)
                                                                         --------        --------
                   Total deferred tax liabilities                          (2,148)         (1,867)

Valuation allowance                                                        (3,437)         (4,987)
                                                                         --------        --------
Net deferred tax asset                                                   $  9,154        $  7,480
                                                                         --------        --------
                                                                         --------        --------


         At May 31, 1999, there were net operating losses of $21,251 available for U.S. federal income tax purposes. These losses were principally acquired as part of the Dynamotion and AISI acquisitions and expire through 2013. These losses are subject to certain limitations caused by the change in ownership. Accordingly, their utilization in future periods may be severely restricted. Given these limitations and uncertainties regarding future profitability, some of these losses may not be realizable, and accordingly, a valuation allowance has been recorded.

         The components of income before income taxes and the provision for income taxes are as follows:


                                                                           YEAR ENDED MAY 31,
                                                                         ----------------------
                                                                 1999             1998             1997
                                                                 ----             ----             ----
Income (loss) before income taxes:
      Domestic                                                $  12,309         $ 30,775         $ 23,475
      Foreign                                                    (1,329)           1,541            4,512
                                                              ---------         --------         --------
                                                              $  10,980         $ 32,316         $ 27,987
                                                              ---------         --------         --------
                                                              ---------         --------         --------
Provision (benefit) for income taxes:
      Current:
          U.S. Federal and State                              $   3,209         $  6,658         $  8,528
          Foreign                                                    11              579            1,903
                                                              ---------         --------         --------
                                                                  3,220            7,237           10,431
      Deferred                                                   (1,674)             528              476
      Income tax effect of stock options exercised                1,906            2,204              561
                                                              ---------         --------         --------
                                                              $   3,452         $  9,969         $ 11,468
                                                              ---------         --------         --------
                                                              ---------         --------         --------


         The tax benefit related to stock option exercises has been recorded as an increase to Common Stock rather than a reduction to the provision for income taxes.

         A reconciliation of the provision for income taxes at the federal statutory income tax rate to the provision for income taxes as reported is as follows:


                                                                  1999          1998          1997
                                                                  ----          ----          ----
Provision computed at federal statutory rate                    $ 3,843      $ 11,311      $  9,795
Higher than U.S. tax rates in foreign jurisdictions                 353            40           323
Impact of U.S. tax losses and credit carryforwards                 (636)       (2,214)          546
Impact of state taxes                                               503           342         1,386
Benefit of foreign sales corporation (FSC)                       (1,027)       (1,332)       (1,468)
Nondeductible merger related expenses                               487         3,617             -
Impact of pooled subchapter S corporations                         (236)       (1,913)        1,030
Other, net                                                          165           118          (144)
                                                                -------      --------      --------
                                                                $ 3,452      $  9,969      $ 11,468
                                                                -------      --------      --------
                                                                -------      --------      --------


         Consolidated income tax payments amounted to $4,361, $9,673 and $12,364 for the years ended May 31, 1999, 1998 and 1997, respectively.

EARNINGS PER SHARE

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


                                                                         YEAR ENDED MAY 31,
                                                                         ------------------
                                                                  1999          1998          1997
                                                                  ----          ----          ----
                                                                  (IN 000'S EXCEPT PER SHARE DATA)
Net income                                                     $  7,528       $ 22,347      $ 16,519
                                                               --------       --------      --------
                                                               --------       --------      --------
Weighted average number of shares of common stock and
common stock equivalents outstanding:

     Weighted average number of shares - basic                   12,927         12,591        11,978

     Dilutive effect of employee stock options                      313            440           301
                                                               --------       --------      --------

     Weighted average number of shares - diluted                 13,240         13,031        12,279
                                                               --------       --------      --------
                                                               --------       --------      --------

Net income per share - basic                                    $  0.58         $ 1.77        $ 1.38
                                                               --------       --------      --------
                                                               --------       --------      --------

Net income per share - diluted                                  $  0.57         $ 1.71        $ 1.35
                                                               --------       --------      --------
                                                               --------       --------      --------


The number of options to purchase shares of common stock that were excluded from the table above (as the effect would have been anti-dilutive) were 577,058; 20,550; and 297,021 for the years ended May 31, 1999, 1998, and 1997, respectively.

COMMITMENTS AND CONTINGENCIES

         The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to manage well-defined foreign currency risks: the Company enters into forward exchange contracts to hedge the value of accounts receivable denominated in a foreign currency. Foreign exchange contracts have gains and losses that are recognized at the settlement date. At May 31, 1999 and 1998, the Company had forward exchange contracts totaling $5,443 and $5,319, respectively. These contracts generally mature in less than one year and the counterparty is a large, widely recognized international bank; therefore, risk of credit loss as a result of nonperformance by the bank is minimal. The use of derivatives does not have a significant effect on the Company's financial position or the results of its operations.

         The Company leases certain equipment, cars, and office space under operating leases, which are non-cancelable and expire on various dates through 2011. The aggregate minimum commitment for rentals under operating leases beyond May 31, 1999 is as follows:

                       2000                             $1,112
                       2001                                813
                       2002                                545
                       2003                                365
                       2004                                357
                       Thereafter                          733
                                                        ------
                       Total                            $3,925
                                                        ------
                                                        ------


         Rental Expense for all operating leases was $ 1,854 in 1999, and was insignificant in 1998 and 1997.

         On April 8, 1999 a federal court jury awarded ESI $13,133,170 in damages in its patent lawsuit against General Scanning, Inc. In addition, the jury also concluded that General Scanning's infringement was willful. On July 8, 1999 the court issued orders denying General Scanning's motions for a new trial and to set aside the jury verdict. The court also entered a permanent injunction, prohibiting General Scanning from making, using, selling, or offering for sale in the United States memory repair systems and upgrade kits equipped with 1.3 micron lasers. General Scanning has announced that it intends to appeal the verdict. As such, ESI has not reflected this award in its financial results. However, ESI continues to record legal expenses related to this litigation as these expenses are incurred.

         The Company is a party to various other legal proceedings. Management believes that the outcome of such proceedings will not have a material effect on the business, financial position or results of operations of the Company.

SECURITIES AVAILABLE FOR SALE

         The Company classifies its marketable debt securities as Securities Available for Sale in the accompanying Consolidated Balance Sheets. All of the Company's marketable debt securities are invested in high credit quality tax-advantaged securities. The amortized cost of these securities approximates fair market value.

         During fiscal 1999 and 1998, proceeds of $21,057 and $17,415, respectively, resulted from the sales or maturities of securities; there were no realized gains or losses associated with these sales or maturities.

SHAREHOLDER RIGHTS PLAN

         In conjunction with the lapse of the existing Shareholders Rights Plan, in May 1999, the Company adopted a new Shareholder Rights Plan and accordingly declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to holders of record on June 4, 1999. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $270, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. Generally the rights become exercisable after a person or group acquires or commences a tender offer that would result in beneficial ownership of 15 percent or more of the Company's outstanding common stock. In addition, the rights become exercisable if any party becomes a beneficial owner of 10 percent or more of the Company's outstanding Common Stock and is determined by the Board of Directors to be an adverse party. If a person or group acquires 15 percent of the Company's outstanding common stock or the Board of Directors declares a person to be an Adverse Person, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock or, in certain circumstances, other assets of the Company having a value equal to two times the exercise price of the Right. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on May 7, 2009 and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

STOCK PLANS

         The Company has stock option and restricted stock grant plans for officers, directors, and employees. The Compensation Committee of the Board of Directors determines awards under these plans. During fiscal 1999, 1998 and 1997, ESI recorded $499, $455 and $475, respectively of compensation expense related to restricted stock grants, respectively. The Company's restricted stock grants vest based on certain performance criteria that are tied to the Company's stock price. Non-employee directors are also automatically granted an option for 3,000 shares of Common Stock on July 31 of each year, with an option price equal to the closing market price on the date of the grant, a ten-year term and a four-year vesting schedule. Stock appreciation rights may be granted in connection with options, although no options have been granted which include stock appreciation rights. Option prices are at fair market value at the date of the grant and all expire ten years from the date of grant.

         The Company has an Employee Stock Purchase Plan (ESPP), which allows eligible employees to contribute up to 15% of their cash compensation during each pay period. The ESPP provides for one enrollment period in January of each year. During the ESPP year, participants accumulate funds in an account via payroll deduction. At the end of year, the purchase price is determined and the accumulated funds are used to automatically purchase shares of the Company's Common Stock. The purchase price for shares purchased under the Plan is 85% of the lesser of the fair market value of stock at the beginning of the ESPP year or the end of the ESPP year.

         The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting For Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting For Stock Based Compensation." SFAS 123 provides an alternative to APB 25. The Company continues to account for its employee stock plans in accordance with the provisions of APB
25. Accordingly, the Company has elected to provide pro forma disclosures as required by SFAS 123.

         The Company has computed, for pro forma disclosure purposes, the per share value of all options granted under the stock option plan to be $22.36, $17.88 and $14.16 for 1999, 1998 and 1997, respectively. The pro forma value of options granted under the employee stock purchase plan is immaterial for 1999, 1998 and 1997. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for grants in 1999, 1998, and 1997:


                                           YEAR ENDED MAY 31,
                                           ------------------
                                1999              1998             1997
Risk-free interest rate         5.5%              7.5%             7.5%
Expected dividend yield           0%                0%               0%
Expected life                  5 years          5 years          7 years
Expected volatility            67.4%             46.5%            48.5%


         The total value of options granted would be amortized on a pro rata basis over the vesting period of the options. Options generally vest equally over four years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:


                                                 YEAR ENDED MAY 31,
                                               ----------------------
                                       1999             1998            1997
                                       ----             ----            ----
Net income:
              As reported            $7,528           $22,347         $16,519
              Pro forma               3,990            21,116          15,753
Net income per share:
              As reported - basic     $0.58             $1.77           $1.38
              As reported - diluted    0.57              1.71            1.35
              Pro forma - basic        0.31              1.68            1.32
              Pro forma - diluted      0.30              1.62            1.28


         The following table summarizes activity in the stock plans for the years ended May 31, 1999, 1998 and 1997:


                                                                             YEAR ENDED MAY 31,
                                                                             -----------------
                                                           1999                      1998                      1997
                                                           ----                      ----                      ----
                                                               WEIGHTED -                WEIGHTED -                WEIGHTED -
                                                    SHARES      AVERAGE       SHARES      AVERAGE       SHARES      AVERAGE
                                                  (IN 000'S)  EXER. PRICE   (IN 000'S)  EXER. PRICE   (IN 000'S)  EXER. PRICE
                                                  ----------  -----------   ----------  -----------   ----------  -----------
Options outstanding at beginning of year..........    943        $ 20.91      1,197        $ 19.40      1,202        $ 16.26
     Granted .....................................    534          35.66        208          32.74        243          25.26
     Exercised....................................    161          16.31        390          12.38        193           9.13
     Canceled.....................................     33          24.95         72          25.71         55          20.93
                                                    -----        -------      -----        -------      -----        -------
Options outstanding at end of year................  1,283          28.15        943          20.91      1,197          19.40
                                                    -----        -------      -----        -------      -----        -------
                                                    -----        -------      -----        -------      -----        -------
Exercisable at end of year........................    544        $ 18.99        515        $ 15.67        581        $ 13.89
                                                    -----        -------      -----        -------      -----        -------
                                                    -----        -------      -----        -------      -----        -------


         In addition to the options above, the company had 78,473; 78,511 and 48,511 of restricted stock grants outstanding as of May 31, 1999, 1998, and 1997, respectively, none of which were exercisable.

         The following table sets forth the exercise price range, number of shares outstanding at May 31, 1999, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:


                                             WEIGHTED-
                                              AVERAGE
      RANGE OF           OUTSTANDING         REMAINING          WEIGHTED-          EXERCISABLE          WEIGHTED-
      EXERCISE              AS OF           CONTRACTUAL          AVERAGE              AS OF              AVERAGE
       PRICES           MAY 31, 1999       LIFE (YEARS)       EXERCISE PRICE       MAY 31, 1999       EXERCISE PRICE
       ------           ------------       ------------       --------------       ------------       --------------
 $  0-5.81                   40,982              2.73                $3.28             40,982                $3.28
5.81-11.61                  127,004              3.85                 9.02            127,003                 9.02
11.61-17.42                  24,800              7.20                16.28             10,800                16.09
17.42-23.22                 193,279              6.06                17.58            155,680                17.56
23.22-29.03                 263,278              7.10                25.59            157,730                25.18
29.03-34.84                  59,386              6.30                30.88             13,261                31.10
34.84-40.64                 477,055              9.70                37.70             25,505                37.53
40.64-46.45                  63,850              9.40                41.32              2,912                41.18
46.45-52.25                  30,000              8.10                50.04              7,500                50.04
$ 52.25-150.00                2,903              4.84               105.19              2,528               112.18
                         -------------------------------------------------------------------------------------------
                          1,282,537              7.54              $ 28.15            543,901              $ 18.99
                         -------------------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------------------


SEGMENT REPORTING

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS
131), effective May 31, 1999. ESI designs and manufactures products that target several markets within the capital equipment segment of the electronics industry. These products include memory yield improvement systems, electronic component manufacturing systems, advanced electronic packaging equipment, machine vision solutions and circuit fine tuning systems. The Company generally manages its resources on an enterprise-wide basis for assessing performance. Accordingly, based on the provisions of SFAS 131, the Company operates in one segment.

         The following data represents sales by product line for the years ending May 31:


                                          1999               1998              1997
                                          ----               ----              ----
Memory Yield Improvement               $  64,953         $  61,353          $  65,271
Electronic Component Systems              46,312            71,729             53,574
Advanced Packaging                        46,149            44,721             10,781
Vision                                    27,021            54,132             35,216
Circuit Fine Tuning Products              21,807            26,704             28,483
                                       ---------         ---------          ---------
Net Sales                              $ 206,242         $ 258,639          $ 193,325
                                       ---------         ---------          ---------
                                       ---------         ---------          ---------


         The Company has geographic operations in the United States, Europe and Asia. Transfers between geographic areas are made at prevailing market prices. Operating income is total revenue less operating expenses. In computing operating income, none of the following items have been added or deducted: interest income, other income or expense or the provision for income taxes. Identifiable assets are those assets of the Company that are identified with the operations in each geographic location. Corporate assets are primarily cash and cash equivalents and securities available for sale.

         Export sales included in United States sales to unaffiliated customers for the years ended May 31, 1999, 1998 and 1997 were as follows:


                                                      EUROPE              ASIA              TOTAL
                                                      ------              ----              -----
May 31, 1999...................................     $   5,512         $  77,527          $  83,039
May 31, 1998...................................        12,112            96,839            108,951
May 31, 1997...................................         6,138            67,353             73,491


         In fiscal 1999, 1998 and 1997, there were no sales to any one customer in excess of 10% of consolidated net sales.

The following data represents segment information for the years ending May 31:


                                                                                               ADJUSTMENTS
                                                       UNITED                                      AND
1999                                                   STATES        EUROPE        ASIA        ELIMINATIONS     CONSOLIDATED
----                                                   ------        ------        ----        ------------     ------------
Sales to unaffiliated customers................      $ 173,912      $ 17,472     $ 14,858       $     -          $ 206,242
Transfers between geographic areas.............         23,643             -          229         (23,872)               -
                                                     ---------      ---------    --------       ---------        ---------
Total revenue..................................      $ 197,555      $ 17,472     $ 15,087       $ (23,872)       $ 206,242
                                                     ---------      ---------    --------       ---------        ---------
                                                     ---------      ---------    --------       ---------        ---------
Operating income (loss) 1......................      $  11,220      $ (1,553)    $    290       $    (213)       $   9,744
                                                     ---------      ---------    --------       ---------        ---------
                                                     ---------      ---------    --------       ---------        ---------
Identifiable assets at May 31, 1999....              $ 226,612       $ 6,099     $ 10,286       $ (53,832)       $ 189,165
                                                     ---------      ---------    --------       ---------
                                                     ---------      ---------    --------       ---------
Corporate assets...........................                                                                         32,658
                                                                                                                 ---------
Total assets at May 31, 1999.............                                                                        $ 221,823
                                                                                                                 ---------
                                                                                                                 ---------


1998
----
Sales to unaffiliated customers................      $ 215,874      $  24,089    $ 18,676       $      -         $ 258,639
Transfers between geographic areas.............         31,361             -          217         (31,578)              -
                                                     ---------      ---------    --------       ---------        ---------
Total revenue..................................      $ 247,235      $  24,089    $ 18,893       $ (31,578)       $ 258,639
                                                     ---------      ---------    --------       ---------        ---------
                                                     ---------      ---------    --------       ---------        ---------
Operating income 2.............................      $  28,767      $     497    $    935       $     141        $  30,340
                                                     ---------      ---------    --------       ---------        ---------
                                                     ---------      ---------    --------       ---------        ---------
Identifiable assets at May 31, 1998.........         $ 189,040      $   8,739    $  8,425       $ (36,220)       $ 169,984
                                                     ---------      ---------    --------       ---------
                                                     ---------      ---------    --------       ---------
Corporate assets...........................                                                                         39,147
                                                                                                                 ----------
Total assets at May 31, 1998.............                                                                        $ 209,131
                                                                                                                 ----------
                                                                                                                 ----------


1997
Sales to unaffiliated customers.................     $ 143,494      $ 28,872     $ 20,959       $      -         $ 193,325
Transfers between geographic areas..............        35,986             -          427         (36,413)              -
                                                     ---------      ---------    --------       ---------        ---------
Total revenue...................................     $ 179,480      $  28,872    $ 21,386       $ (36,413)       $ 193,325
                                                     ---------      ---------    --------       ---------        ---------
                                                     ---------      ---------    --------       ---------        ---------
Operating income................................     $  23,031      $   2,899    $  1,623       $    (138)       $  27,415
                                                     ---------      ---------    --------       ---------        ---------
                                                     ---------      ---------    --------       ---------        ---------
Identifiable assets at May 31, 1997.........         $ 114,878      $  11,374    $  9,480       $  (8,001)       $ 127,731
                                                     ---------      ---------    --------       ---------
                                                     ---------      ---------    --------       ---------
Corporate assets...........................                                                                         48,272
                                                                                                                 ---------
Total assets at May 31, 1997.............                                                                        $ 176,003
                                                                                                                 ---------
                                                                                                                 ---------


1 Includes $2,773 in non-recurring operating expenses associated with the acquisition of Microvision and Testec and $1,407 in trial-related expenses associated with the General Scanning lawsuit

2 Includes $14,634 in merger-related expenses associated with the acquisition of Dynamotion, Chip Star and AISI.

ACQUISITIONS

MICROVISION CORP.

         On January 29, 1999, the Company completed the acquisition of MicroVision, a provider of integrated, vision-based inspection and automation solutions for use in semiconductor front-end and back-end applications, located in Chanhassen, Minnesota. The acquisition consideration consisted of 1,018,500 shares of ESI stock. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

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

CHIP STAR INC.

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

   The following is a reconciliation of certain restated amounts with amounts previously reported. Chip Star operations from the period June 1, 1997 to the date of acquisition were immaterial and as such were combined in ESI activity for the fiscal year 1998. AISI activity shown for fiscal 1998 is for the period from June to December 1, 1997, the date of acquisition. Testec and Microvision activity shown for fiscal 1999 is for the period from June 1 to December 21 and January 29, respectively, their dates of acquisition.


                                                                                         YEAR ENDED MAY 31,
                                                                             1999               1998              1997
                                                                             ----               ----              ----
Net Sales:
ESI                                                                        $ 196,735         $ 212,374         $ 150,159
Microvision                                                                    6,920            21,889            10,163
Testec                                                                         2,587             7,131             3,127
Chip Star                                                                          -                 -             9,990
AISI                                                                               -            17,245            19,886
                                                                         -----------------------------------------------
As Restated                                                                $ 206,242         $ 258,639         $ 193,325

Net Income (loss):
ESI                                                                        $   6,853         $  13,135         $  18,952
Microvision                                                                      335             3,521            (3,473)
Testec                                                                           340             1,943               533
Chip Star                                                                          -                 -             2,298
AISI                                                                               -             3,748            (1,791)
                                                                         -----------------------------------------------
As Restated                                                                $   7,528         $  22,347         $  16,519



DYNAMOTION CORP.

         On June 9, 1997, the Company acquired all of the outstanding stock of Dynamotion Corp., a producer of high performance mechanical drilling and routing systems based in Santa Ana, California. The purchase consideration consisted of 347,200 shares of ESI stock. The transaction was accounted for as a purchase.

         In connection with the purchase price allocation, the Company obtained an appraisal of the intangible assets indicating that substantially all of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development was charged to merger-related expense during the quarter ended August 31, 1997 and is reflected in the accompanying Consolidated Statements of Operations.

         Pro forma combined income statement data reflecting the Dynamotion transaction for the year ended May 31, 1998 is equal to consolidated income statement figures for the year as the activity of Dynamotion from June 1, 1997 to the date of acquisition was insignificant. Pro forma combined income statement data for the year ended May 31, 1997:


                                                                        1997
                                                                        ----
Net Sales                                                            $ 205,963
Operating Income                                                        10,805
Net income per share - basic                                              0.85
Net income per share - diluted                                            0.83


NON-RECURRING OPERATING EXPENSES


         In fiscal 1999, the Company incurred $2,773 in professional service fees and expenses associated with the acquisitions of Testec and MicroVision. In addition, the Company incurred $1,407 in incremental trial-related legal costs associated with the General Scanning Lawsuit. Both of these amounts are included in non-recurring operating expenses on the income statement in the current year.

         In fiscal 1998, the Company incurred $14,634 in merger-related expenses associated with the acquisitions of Dynamotion, Chip Star and AISI. These expenses included $9,000 for acquired in-process research and development associated with the Dynamotion purchase and $5,634 in professional and service fees and expenses associated with the consolidation of operations for AISI, Chip Star, and Dynamotion purchases.

         The Company incurred no such costs in fiscal 1997.

QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)


                                                            1ST           2ND          3RD           4TH
YEAR ENDED MAY 31, 1999                                   QUARTER       QUARTER      QUARTER       QUARTER
-----------------------                                   -------       -------      -------       -------
Net sales                                                $ 48,421      $ 49,038     $ 51,506      $ 57,277
Gross margin(1)                                            23,975        24,781       26,091        28,084
Net income(1)                                               1,213         2,459          920         2,936
Net income per share - basic(1)                          $   0.09      $   0.19     $   0.07      $   0.23
Net income per share - diluted(1)                        $   0.09      $   0.19     $   0.07      $   0.22


                                                            1ST           2ND          3RD           4TH
YEAR ENDED MAY 31, 1998                                   QUARTER       QUARTER      QUARTER       QUARTER
-----------------------                                   -------       -------      -------       -------
Net sales                                                $ 61,712      $ 67,941     $ 68,152      $ 60,834
Gross margin(2)                                            35,365        37,764       38,387        31,307
Net income (loss)(2)                                       (2,174)        9,619        7,426         7,476
Net income (loss) per share - basic(2)                   $  (0.17)     $   0.77     $   0.60      $   0.58
Net income (loss) per share - diluted(2)                 $  (0.17)     $   0.75     $   0.58      $   0.57


(1) Operations for fiscal 1999 include $2,773 and $1,407 in non-recurring operating expenses for the third and fourth quarters, respectively.

(2) Operations for fiscal 1998 include $11,124 and $3,510 in merger-related expenses for the first and third quarters, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Electro Scientific Industries, Inc.:

         We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.

                                                    ARTHUR ANDERSEN LLP

Portland, Oregon
July 2, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Information with respect to executive officers of the Company is included under
Item 4 of Part I of this Report. No information is required to be included for
Item 405 of Regulation S-K for 1999.


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included under "Board Compensation," "Executive Compensation" (excluding the performance graph) and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Financial Statements and Schedules.

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated.


Electro Scientific Industries, Inc.
and Subsidiaries:                                                     Page
                                                                      ----
         Consolidated Balance Sheets as of
               May 31, 1999 and 1998                                   25
         Consolidated Statements of
               Income for the Years Ended
               May 31, 1999, 1998, and 1997                            26
         Consolidated Statements of
               Shareholders' Equity for the Years Ended
               May 31, 1999, 1998, and 1997                            27
         Consolidated Statements of
               Cash Flows for the Years Ended
               May 31, 1999, 1998, and 1997                            28
         Notes to Consolidated Financial Statements                    30-48
         Report of Independent Public Accountants                      49


All schedules are omitted, as the required information is inapplicable or not significant.

(a)(3)  Exhibits.

         3-A.     Restated Articles of Incorporation of the Company.
                  Incorporated by reference to Exhibit 3-A of the Company's
                  Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

         3-B. Articles of Amendment of Restated Articles of Incorporation of the Company.

         3-C.     Bylaws of the Company. Incorporated by reference to Exhibit
                  3-B of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

         4-A. Rights Agreement, dated as of May 7, 1999, between the Company and United States National Bank of Oregon relating to rights issued to all holders of Company Common Stock. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated May 7, 1999.

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

         21.      Subsidiaries of the Company.

         23.      Consent of Independent Public Accountants.

         27.      Financial Data Schedule.


(b) Reports on Form 8-K. No reports of Form 8-K were filed during the quarter ended May 31, 1999.


(1)      Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 1, 1999                 ELECTRO SCIENTIFIC INDUSTRIES, INC.
                                      By /s/ Donald R. VanLuvanee
                                         ----------------------------------
                                      Donald R. VanLuvanee
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 1, 1999.

Signature                                                              Title

(1)      Principal Executive, Financial and
         Accounting Officers

/s/ Donald R. VanLuvanee        Director, President and Chief Executive Officer
----------------------------
Donald R. VanLuvanee

/s/ Jonathan C. Howell          Senior Vice President and Chief
----------------------------    Financial Officer
Jonathan C. Howell


(2)      Directors


/s/ David F. Bolender           Chairman of the Board
----------------------------
David F. Bolender

/s/ Douglas C. Strain           Vice Chairman of the Board
----------------------------
Douglas C. Strain

/s/ Larry L. Hansen             Director
----------------------------
Larry L. Hansen

/s/ W. Arthur Porter            Director
----------------------------
W. Arthur Porter

/s/ Vernon B. Ryles             Director
----------------------------
Vernon B. Ryles

/s/ Gerald F. Taylor            Director
----------------------------
Gerald F. Taylor

/s/ Jon D. Thompkins            Director
----------------------------
Jon D. Thompkins

/s/ Keith L. Thomson            Director
----------------------------
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

              3-B.         Articles of Amendment of Restated Articles of
                           Incorporation of the Company.

              3-C.         Bylaws of the Company. Incorporated by reference to
                           Exhibit 3-B of the Company's Annual Report on Form
                           10-K for the fiscal year ended May 31, 1994.

              4-A Rights Agreement, dated as of May 7, 1999, between the Company and United States National Bank of Oregon relating to rights issued to all holders of Company
                           Common Stock. Incorporated by reference to Exhibit
                           4.1 to the Company's Report on Form 8-K dated May 7,
                           1999.

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

