Form 10-Q
period 1999-08-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 1999-10-14
CIK 726514

                                                                      Page 1/20

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999 OR

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

AS OF AUGUST 31, 1999 THERE WERE 13,093,377 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

                                                                      Page 2/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

Part I.    Financial Information


                                                                                    PAGE NO.
                                                                                    --------
Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets                                                  3-4
           August 31, 1999 and May 31, 1999*

           Consolidated Statements of Income                                              5
           Three Months ended
           August 31, 1999 and August 31, 1998

           Consolidated Statements of Cash Flows                                        6-7
           Three Months ended
           August 31, 1999 and August 31, 1998

           Notes to Consolidated Financial Statements                                  8-12

Item 2.    Management's Discussion and Analysis of Financial                          13-17
           Condition and Results of Operations

Part II.   Other Information

Item 1.    Legal Proceedings                                                             18

Item 4.    Submission of Matters to a Vote of Security Holders                        19-22

           Signature                                                                     21

*Audited

                                                                      Page 3/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



ASSETS                                                           August 31, 1999*           May 31, 1999
------                                                           ---------------            -------------
CURRENT ASSETS:
   Cash and cash equivalents                                            $ 20,124                 $  7,793
   Securities available for sale                                          23,360                   24,865
   Trade receivables, net                                                 78,261                   78,998
   Income tax refund receivable                                               48                    2,835
   Inventory                                                              50,838                   51,313
   Deferred income taxes                                                   6,699                    6,699
   Other current assets                                                    1,682                    1,198
                                                                 ---------------            -------------
         Total current assets                                            181,012                  173,701
                                                                 ---------------            -------------
PROPERTY AND EQUIPMENT, AT COST                                           71,427                   70,047
   Less - Accumulated depreciation                                       (38,313)                 (36,585)
                                                                 ---------------            -------------
         Net property and equipment                                       33,114                   33,462
                                                                 ---------------            -------------
DEFERRED INCOME TAXES                                                      3,655                    2,455
OTHER ASSETS                                                              12,574                   12,205
                                                                 ---------------            -------------
                                                                        $230,355                 $221,823
                                                                 ===============            =============


        The accompanying notes are an integral part of these statements.

* Unaudited

                                                                      Page 4/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



LIABILITIES AND
SHAREHOLDERS' EQUITY                                             August 31, 1999*            May 31, 1999
--------------------                                             ----------------            ------------

CURRENT LIABILITIES:
   Accounts payable                                                      $  6,910                $  6,698
   Accrued liabilities:
      Payroll related                                                       5,232                   4,478
     Commissions                                                            4,643                   5,340
      Warranty                                                              2,232                   2,103
      Other                                                                 1,903                   1,603
                                                                  ---------------            ------------
        Total accrued liabilities                                          14,010                  13,524

  Deferred revenue                                                            166                     340
                                                                  ---------------            ------------
Total current liabilities                                                  21,086                  20,562
                                                                  ---------------            ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value; 1,000 shares
     authorized; no shares issued                                              --                      --
Common stock, without par value; Authorized:
     40,000 shares; Outstanding:
     13,093, and 13,047 respectively                                      108,477                 107,206
 Retained earnings                                                        101,330                  96,545
 Accumulated other comprehensive income (loss)                               (538)                 (2,490)
                                                                  ---------------            ------------
       Total shareholders' equity                                         209,269                 201,261
                                                                  ---------------            ------------
Total liabilities and shareholders' equity                               $230,355                $221,283
                                                                  ===============            ============


        The accompanying notes are an integral part of these statements.

* Unaudited

                                                                      Page 5/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands except per share)




                                                                  Three Months Ended *          Three Months Ended *
                                                                    August 31, 1999               August 31, 1998
                                                                    ---------------               ---------------
Net sales                                                                $58,974                       $48,421

Cost of sales                                                             28,353                        24,446
                                                                    ------------                  ------------

  Gross margin                                                            30,621                        23,975

Operating expenses:
  Selling, service and administrative                                     16,569                        14,441
  Research, development and engineering                                    7,232                         8,085
                                                                    ------------                  ------------

    Total operating expenses                                              23,801                        22,526
                                                                    ------------                  ------------

Operating income                                                           6,820                         1,449

Interest income                                                              257                           350
Other income (expense), net                                                  (40)                           46
                                                                    ------------                  ------------

Income before income taxes                                                 7,037                         1,845

Provision for income taxes                                                 2,252                           632
                                                                    ------------                  ------------

Net income                                                               $ 4,785                      $  1,213
                                                                    ============                  ============

Net income per share:

         Basic                                                           $  0.37                      $   0.09
                                                                    ============                  ============

         Diluted                                                         $  0.36                      $   0.09
                                                                    ============                  ============

Weighted average number of shares:

         Basic                                                            13,059                        12,863
         Diluted                                                          13,384                        13,173


        The accompanying notes are an integral part of these statements.

* Unaudited

                                                                      Page 6/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                        Three Months Ended
                                                                             August 31, 1999*        August 31, 1998*
                                                                             ----------------        ----------------
Cash Flows From Operating Activities:
Net income                                                                       $  4,785                 $ 1,213
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
     Depreciation and amortization                                                  2,141                   1,558
     Deferred Income Taxes                                                         (1,200)                     --
Changes in operating accounts:
     (Increase) decrease in trade receivables                                       2,773                  (5,755)
     (Increase) decrease in inventories                                              (226)                  1,330
     (Increase) decrease in other current assets                                    2,786                  (1,728)
     Increase in current liabilities                                                  226                   1,043
                                                                             ------------            ------------
Net cash (used in) provided by operating activities:                               11,285                  (2,339)
                                                                             ------------            ------------
Cash Flows From Investing Activities:
Purchases of property and equipment                                                (1,362)                 (2,629)
Purchase of securities                                                             (5,552)                (10,137)
Proceeds from sales of securities and maturing securities                           7,057                  11,050
Increase in other assets                                                             (369)                 (1,472)
                                                                             ------------            ------------
Net cash used in investing activities:                                               (226)                 (3,188)
                                                                             ------------            ------------
Cash Flows From Financing Activities:
Proceeds from exercise of stock options and stock plans                             1,272                     310
                                                                             ------------            ------------
Net cash, provided by financing activities:                                         1,272                     310
                                                                             ------------            ------------

Net Change in Cash and Cash Equivalents                                            12,331                  (5,217)

Cash and Cash Equivalents at Beginning of Period                                    7,793                  10,034
                                                                             ------------            ------------
Cash and Cash Equivalents at End of Period                                       $ 20,124                 $ 4,817
                                                                             ============            ============


*Unaudited

                                                                      Page 7/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)
                                   (Unaudited)

Cash payments for interest were not significant for the three months ended August 31, 1999 and August 31, 1998. Cash payments for income taxes were $562 and $902 for the three months ended August 31, 1999 and August 31, 1998, respectively.

                                                                      Page 8/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. Management believes that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report filed on Form 10-K.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                                                   August 31, 1999          May 31, 1999 *
                                                                   ---------------          --------------
   Raw materials and purchased parts                                       $30,376                 $32,419
   Work-in-process                                                           9,226                   8,575
   Finished goods                                                           11,236                  10,319
                                                                   ---------------          --------------

                                                                           $50,838                 $51,313
                                                                   ===============          ==============


*Audited

                                                                      Page 9/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (in thousands)
                                   (Unaudited)

NOTE 3 - NET INCOME PER SHARE

The Company computes net income per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.


                                                                                    Three Months Ended
                                                                         August 31, 1999         August 31, 1998
                                                                         ---------------         ---------------
Net income                                                                     $ 4,785                $ 1,213

Weighted average number of shares of common stock and common stock equivalents outstanding:

   Weighted average number of shares outstanding for computing
   basic net income per share                                                   13,059                 12,863

   Dilutive effect of employee stock options after application of
   the treasury stock method                                                       325                    330
                                                                         -------------           ------------

   Weighted average number of shares outstanding for computing
   diluted net income per share                                                 13,384                 13,173
                                                                         =============           ============

Net income per share - basic                                                     $0.37                  $0.09
                                                                         =============           ============

Net income per share - diluted                                                   $0.36                  $0.09
                                                                         =============           ============


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


                                                                              Three Months Ended
                                                                 August 31, 1999            August 31, 1998
                                                                 ---------------            ---------------
Number of Employee Stock Options                                      95                            63


NOTE 4 - ACQUISITIONS

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

                                                                      Page 11/20


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (in thousands)
                                   (Unaudited)

A reconciliation of amounts previously reported to amounts included in the financial statements is as follows:


                                                      Three Months Ended
                                                        August 31, 1998
                                                      ------------------
                   Revenue:
                       ESI                                   $45,192
                       MICROVISION                             2,562
                       TESTEC                                    667
                                                             -------
                            As Restated                      $48,421

                   Net Income (Loss):

                       ESI                                   $ 1,241
                       MICROVISION                               133
                       TESTEC                                   (161)
                                                             -------
                            As Restated                      $ 1,213



                                                                      Page 12/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (in thousands)
                                   (Unaudited)

NOTE 5 - INCOME TAXES

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

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

                                                                      Page 13/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS

                              Results of Operations

Revenue of $59.0 million for the quarter ended August 31, 1999 was $10.6 million or 21.8% higher than in the first quarter of fiscal 1999, and $1.7 million or 3.0% higher than in the quarter ended May 31, 1999. Higher revenues were the result of an increase in units shipped--especially for electronic component and memory yield products. Electronic component manufacturing systems made up the largest percentage of sales for the quarter at 29.5% of total revenues versus 17.5% in the same quarter of the prior year. Memory yield improvement, electronic component and machine vision equipment sales were all up significantly over the first quarter of fiscal 1999. The increases were partially offset by decreased sales in circuit fine tuning and advanced packaging equipment.

Gross margin for the three months ended August 31, 1999 increased substantially to 51.9% from 49.5% for the first quarter of the prior fiscal year. Higher margins were the result of a shift in product mix, and a higher level of absorption of fixed manufacturing costs. Gross margin for the current period was also up significantly from 49.0% for the quarter ended May 31, 1999.

Selling, service and administrative expenses for the three months ended August 31, 1999 were $2.1 million higher than for the first quarter of fiscal 1999, but decreased as a percentage of sales from 29.8% to 28.1%. A higher volume of business this quarter resulted in increased payroll and commission expense. Expenses for sales, services and administration were up from the prior quarter as increased sales volume raised commissions, and as the result of a payroll expense increase associated with annual salary reviews.

Expenses associated with research, development and engineering decreased in absolute terms and as a percentage of sales from both the first quarter of fiscal 1999 and the fourth quarter of fiscal 1999. The $0.8 million decrease over the first quarter, prior year, is attributable to lower spending on project material. R&D expenses decreased $0.2 million over the prior quarter and decreased slightly as a percentage of sales. R&D spending typically fluctuates from quarter to quarter as engineering projects move through their life cycles.

Net income for the quarter ended August 31, 1999 was $4.8 million or $0.37 per basic share. This represents an increase of 294.5% over the first quarter of fiscal 1999, when earnings were $1.2 million or $0.09 per basic share.

As market conditions continue to improve, ending backlog as of August 31, 1999 increased to $39.0 million as compared to $23.0 million as of May 31, 1999.

                                                                      Page 14/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   MANAGEMENT DISCUSSION AND ANALYSIS (CONT.)

              Liquidity, Capital Resources and Business Environment

The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $43.5 million, accounts receivable of $78.3 million, and a $7.0 million line of credit, none of which was outstanding at August 31, 1999. Accounts receivable was slightly lower than at May 31, 1999. ESI has a current ratio of 8.6:1 and no long-term debt. Working capital increased to $159.9 million at August 31, 1999 vs. $153.1 million at May 31, 1999. Inventory decreased by $0.5 million as compared to the May 31, 1999 level. A reduction in raw materials was partially offset by increases in work in process and finished goods inventory.

The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and semiconductor memory devices, and circuits used in wireless telecommunications equipment, such as pagers and cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Several large, multinational electronics companies constituted 26.9% of the Company's fiscal 1999 sales and are expected to comprise a similar ratio in fiscal 2000. The loss of any of these customers would be significant.

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

International shipments have accounted for 57% of year-to-date sales for fiscal 2000 as compared to 56% for the fiscal year 1999. About 36% of the company's year-to-date product sales are to Asian customers versus 26% for the fiscal year 1998. Several countries in this region, notably South Korea, Japan and Taiwan, have experienced currency devaluation and/or difficulties in financing short-term obligations. The Company's customers in these countries continued to purchase and pay for ESI products within agreed upon terms. In addition, substantially all Asian end customer receivables are secured by letter of credit.

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

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay us in yen, and ESI hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 9.5% of total consolidated operating expenses with about 62% attributable to Europe and 38% to Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

         The Year 2000 (Y2K) issue is the result of computer programs operating incorrectly when the calendar year changes on January 1, 2000. Any of the Company's computer programs that have date-sensitive software may recognize a two-digit date using "00" as calendar year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to engage in normal business activities.

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

Consequences of the Company's Y2K plan not being successful include inability to ship product, delay or loss of sales, and delays in factory operations. The Company believes that, provided that third parties mitigate their own risks successfully, the Company will have no material business risk from such Y2K issues. However, there can be no assurances that third parties, over which the company has no control, will successfully address their own Y2K issues.

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

                                                                      Page 18/20

Part II    Other Information

Item 1.    Legal Proceedings

ESI initiated litigation against General Scanning Inc. for patent infringement in December 1996 in the U.S. District Court for the Northern District of California (Electro Scientific Industries, Inc. v. General Scanning Inc., No. C-96-4268 SBA). On April 2, 1999 a federal court jury issued a verdict upholding the validity of ESI's link blowing patent, U.S. patent 5,265,114 entitled "System and Method for Selectively Laser Processing a Target Structure of One or More Materials of a Multimaterial, Multilayer Device". The jury found U.S. patent 5,473,624 entitled "Laser System and Method for Selectively Serving Links" invalid for reasons of obviousness. On April 8, 1999 the same federal court jury awarded ESI $13,133,170 in damages, and also concluded that General Scanning's infringement was willful. On July 8, 1999 the court issued orders denying General Scanning's motions for a new trial and to set aside the jury verdict. The court also entered a permanent injunction, prohibiting General Scanning from making, using, selling, or offering for sale in the United States memory repair systems and upgrade kits equipped with 1.3 micron lasers. General Scanning has announced that it intends to appeal the verdict. ESI has not reflected this award in its financial results. However, ESI continues to record legal expenses related to this litigation as these expenses are incurred.

In July 1999, ESI announced a settlement with GSI Lumonics Inc. and General Scanning Inc. in ESI's laser trimming patent infringement suit. ESI initiated the suit against General Scanning in October 1998 in the United States District Court for the Northern District of California. The complaint alleged that General Scanning violated the following ESI's patents: 5,569,398 entitled "Laser System and Method for Selectively Trimming Films" issued on October 29, 1996; 5,685,995 entitled "Method for Laser Functional Trimming of Films and Devices" issued on November 11, 1997; and 5,808,272 entitled "Laser System for Functional Trimming of Films and Devices" issued on September 15, 1998. GSI is not making, using, selling or offering to sell any laser trim systems operating at a wavelength between 1.2 and 3.0 microns, or any kit for converting a laser trim system to operate at a wavelength between 1.2 and 3.0 microns. The terms of the settlement agreement are confidential.

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

                                                                      Page 19/20

Item 4.    Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Shareholders was held on Friday, September 30, 1999. The following items were approved by the vote indicated:

1. W. Arthur Porter and Gerald F. Taylor were re-elected to the Board of Directors for a three-year term. David F. Bolender, Douglas C. Strain, Donald R. VanLuvanee, Larry L. Hansen, Vernon B. Ryles, Jr., Keith L. Thomson, and Jon D. Tompkins continue as Directors.


     For                  8,627,140
     Against                      0
     Abstain                 92,408


2. Selection of Arthur Andersen LLP as independent auditors for the Company was approved.


     For                  8,713,598
     Against                  3,467
     Abstain                  2,483


                                                                      Page 20/20

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                            ELECTRO SCIENTIFIC INDUSTRIES, INC.

Dated:    October 14, 1999              By  /s/ Jonathan C. Howell
                                            -----------------------------------
                                            Jonathan C. Howell, Senior Vice
                                            President And Chief Financial
                                            Officer.