Form 10-Q
period 1999-11-27
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2000-01-14
CIK 726514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 1999 OR

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
                                      97229

                                 (503) 641-4141

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---
AS OF NOVEMBER 27, 1999 THERE WERE 13,217,934 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

Part I.    Financial Information

                                                                        Page No.
                                                                        --------
Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets                                      3-4
           November 27, 1999 and May 31, 1999*

           Consolidated Statements of Income                                  5
           Three Months and Six Months ended
           November 27, 1999 and November 30, 1998

           Consolidated Statements of Cash Flows                            6-7
           Six Months ended November 27, 1999 and November 30, 1998

           Notes to Consolidated Financial Statements                      8-12

Item 2.    Management's Discussion and Analysis of Financial              13-17
           Condition and Results of Operations

Part II.   Other Information

Item 1.    Legal Proceedings                                                 18

Item 2.    Exhibits and Reports on Form 8- K                                 19

           Signature                                                         20

*Audited

                                                                      Page 3/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


ASSETS                                                             November 27, 1999*             May 31, 1999
------                                                             ------------------             ------------
CURRENT ASSETS:
Cash and cash equivalents                                               $ 26,144                      $  7,793
Securities available for sale                                             24,710                        24,865
                                                                        --------                      --------
      Total cash and securities                                           50,854                        32,658

Trade receivables, net                                                    79,878                        78,998
Income tax refund receivable                                               2,605                         2,835
Inventories                                                               53,965                        51,313
Deferred income taxes                                                      6,929                         6,699
Other current assets                                                       2,161                         1,198
                                                                        --------                      --------

         Total current assets                                            196,392                       173,701
                                                                        --------                      --------

PROPERTY AND EQUIPMENT, AT COST                                           72,675                        70,047
   Less - Accumulated depreciation                                       (39,703)                      (36,585)
                                                                        --------                      --------

         Net property and equipment                                       32,972                        33,462
                                                                        --------                      --------

DEFERRED INCOME TAXES                                                      3,655                         2,455
OTHER ASSETS                                                              11,865                        12,205
                                                                        --------                      --------

                                                                        $244,884                      $221,823
                                                                        ========                      ========

        The accompanying notes are an integral part of these statements.

* Unaudited

                                                                      Page 4/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


LIABILITIES AND
SHAREHOLDERS' EQUITY                                                     November 27, 1999*             May 31, 1999
--------------------                                                     ------------------             ------------
CURRENT LIABILITIES:
   Accounts payable                                                            $  8,945                    $  6,698
   Accrued liabilities:
      Payroll related                                                             7,320                       4,478
      Commissions                                                                 4,741                       5,340
      Warranty                                                                    2,410                       2,103
      Other                                                                       2,112                       1,603
                                                                               --------                    --------

        Total accrued liabilities                                                16,583                      13,524

   Deferred revenue                                                                 140                         340
                                                                               --------                    --------
Total current liabilities                                                        25,668                      20,562
                                                                               --------                    --------

SHAREHOLDERS' EQUITY:

   Preferred stock, without par value
        1,000 shares authorized; no shares issued                                    --                          --
   Common stock, without par value; Authorized:
        40,000 shares; Outstanding:
        13,218, and 13,047 respectively                                         110,786                     107,206
   Retained earnings                                                            108,257                      96,545
   Accumulated other comprehensive income (loss)                                    173                      (2,490)
                                                                               --------                    --------
   Total shareholders' equity                                                   219,216                     201,261
                                                                               --------                    --------

                                                                               $244,884                    $221,823
                                                                               ========                    ========


        The accompanying notes are an integral part of these statements.

* Unaudited

                                                                     Page 5/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands except per share)

                                                      Three Months Ended                     Six Months Ended
                                               Nov. 27, 1999*    Nov. 30, 1998*      Nov. 27, 1999*    Nov. 30, 1998*
                                               --------------    --------------      --------------    --------------
Net sales                                         $66,935            $49,038            $125,909           $97,459

Cost of sales                                      30,647             24,257              59,000            48,703
                                                  -------            -------            --------            ------

  Gross margin                                     36,288             24,781              66,909            48,756

Operating expenses:
  Selling, service and administrative              19,169             14,193              35,738            28,634
  Research, development and engineering             7,297              7,482              14,529            15,567
                                                  -------            -------            --------            ------
    Total operating expenses                       26,466             21,675              50,267            44,201
                                                  -------            -------            --------            ------

Operating income                                    9,822              3,106              16,642             4,555

Interest income                                       320                253                 577               603
Other income, net                                      45                 60                   5               106
                                                  -------            -------            --------            ------

Income before income taxes                         10,187              3,419              17,224             5,264

Provision for income taxes                          3,260                960               5,512             1,592
                                                  -------            -------            --------            ------

Net income                                        $ 6,927            $ 2,459            $ 11,712            $3,672
                                                  =======            =======            ========            ======

Net income per share:
         Basic                                     $ 0.53             $ 0.19              $ 0.89             $0.29
                                                   ======             ======              ======             =====
         Diluted                                   $ 0.51             $ 0.19              $ 0.87             $0.28
                                                   ======             ======              ======             =====

Weighted average number of shares:
         Basic                                     13,148             12,879              13,103            12,871
         Diluted                                   13,571             13,103              13,478            13,138

       The accompanying notes are an integral part of these statements.

* Unaudited

                                                                     Page 6/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                             Six Months Ended
                                                                             ----------------
                                                                   Nov. 27, 1999*        Nov. 30, 1998*
                                                                   --------------        --------------
Cash Flows From Operating Activities:
Net income                                                            $  11,712              $  3,672
Depreciation and amortization                                             4,338                 2,940
Deferred Income Taxes                                                    (1,430)                   --
Changes in operating accounts:
     (Increase) decrease in trade receivables                             2,291                (5,973)
     (Increase) decrease in inventories                                  (2,691)                  184
     (Increase) in other current assets                                    (733)               (1,134)
      Increase in current liabilities                                     4,163                 2,157
                                                                      ---------              --------
Net cash provided by operating activities:                               17,650                 1,846
                                                                      ---------              --------

Cash Flows From Investing Activities:
Purchases of property and equipment                                      (2,911)               (5,445)
Purchase of securities                                                   (2,845)               (8,740)
Proceeds from sales of securities and maturing securities                 3,000                11,050
Increase in other assets                                                   (123)                 (580)
                                                                      ---------              --------
Net cash used in investing activities:                                   (2,879)               (3,715)
                                                                      ---------              --------

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and stock plans                   3,580                   307
                                                                      ---------              --------
Net cash provided by financing activities:                                3,580                   307
                                                                      ---------              --------

Net Change in Cash and Cash Equivalents                                  18,351                (1,562)

Cash and Cash Equivalents at Beginning of Period                          7,793                10,034
                                                                      ---------              --------
Cash and Cash Equivalents at End of Period                            $  26,144              $  8,472
                                                                      =========              ========

      The accompanying notes are an integral part of these statements.

* Unaudited

                                                                      Page 7/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)
                                   (Unaudited)

Cash payments for interest were not significant for the six months ended November 27, 1999 and November 30, 1998. Cash payments for income taxes were $6,483 and $1,117 for the six months ended November 27, 1999 and November 30, 1998, respectively.

                                                                      Page 8/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed, consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. Management believes that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report filed on Form 10-K.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company filed a Form 8-K on October 14, 1999 indicating a change in its fiscal quarters and year-end. The Company's fiscal quarters now correspond with a four week, five week, four week quarter, with the quarters ending on a Saturday. This change translates into a change in the Company's fiscal year-end from May 31 to either the Saturday directly following or directly preceding this date, depending on which Saturday is closest. As a result, the Company may have either a 52 or 53 week fiscal year. No report was filed to cover the transition period as activity during this period was deemed to be immaterial.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                                          November 27, 1999              May 31, 1999*
                                                          -----------------              -------------
   Raw materials and purchased parts                            $29,747                       $32,419
   Work-in-process                                               11,828                         8,575
   Finished goods                                                12,390                        10,319
                                                               --------                        ------
                                                                $53,965                       $51,313
                                                                =======                       =======


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



                                                                Three Months Ended                  Six Months Ended
                                                         Nov. 27, 1999     Nov. 30, 1998    Nov. 27, 1999     Nov. 30, 1998
                                                         -------------     -------------    -------------     -------------
Net income                                                    $6,927           $2,459           $11,712            $3,672

Weighted average number of shares of
common stock and common stock equivalents outstanding:

   Weighted average number of shares outstanding
   for computing basic net income per share                   13,148           12,879            13,103           12,871

   Dilutive effect of employee stock options
   after application of the treasury stock method                423              224               375              267
                                                              ------           ------            ------           ------

   Weighted average number of shares outstanding
   for computing diluted net income per share                 13,571           13,103            13,478           13,138
                                                              ======           ======            ======           ======

Net income per share - basic                                   $0.53            $0.19             $0.89            $0.29
                                                               =====            =====             =====            =====

Net income per share - diluted                                 $0.51            $0.19             $0.87            $0.28
                                                               =====            =====             =====            =====


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


                                                 Three Months Ended                       Six Months Ended
                                          Nov. 27, 1999         Nov. 30, 1998        Nov. 27, 1999       Nov. 30, 1998
                                          -------------         -------------        -------------       -------------
Number of Employee Stock
Options                                       9                   171                  31                 329


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

                                                                     Page 11/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (in thousands)
                                   (Unaudited)


                                                           Three Months Ended                  Six Months Ended
                                                              Nov. 30, 1998                      Nov. 30, 1998
                                                       --------------------------          ------------------------
                   Revenue:
                       ESI                                     $ 45,349                           $  90,541
                       MICROVISION                                2,586                               5,148
                       TESTEC                                     1,103                               1,770
                                                               --------                           ---------
                            As Restated                        $ 49,038                           $  97,459

                   Net Income:
                       ESI                                     $  1,849                           $   3,090
                       MICROVISION                                  324                                 457
                       TESTEC                                       286                                 125
                                                               ---------                          ---------
                            As Restated                        $  2,459                           $   3,672


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

                                                                     Page 13/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS

                              Results of Operations

Revenue of $66.9 million for the quarter ended November 27, 1999 was $17.9 million or 37% higher than the second quarter of fiscal 1998, and was $8.0 million higher than the quarter ended August 31, 1999. Revenue of $125.9 million for the six months ended November 27, 1999 was $28.5 million or 29.2% higher as compared to the six months ended November 30, 1998.

Higher revenues over both the prior year and prior quarters were the result of an increase in units shipped, particularly for electronic component, memory yield, and vision products. Electronic component manufacturing systems represented the largest percentage of sales for both the three months and six months ended November 27, 1999 at 34% and 32%, respectively, as compared to 23% and 20% for the same periods in the prior year. Overall, memory yield improvement, electronic component, and machine vision equipment sales were up significantly over both the first quarter of this fiscal year and prior year levels, partially offset by decreased sales in advanced packaging equipment. Circuit fine tuning systems sales remained relatively flat as compared to the prior year. However, revenues were higher for all products this quarter in comparison to last quarter. Revenue growth rates are expected to remain in the mid-teens in the near term. However, a change in general economic conditions or in business conditions in the electronic industry could cause revenue growth to vary materially from these expectations.

Gross margin for the three months ended November 27, 1999 increased substantially to 54.2% from 50.5% for the same period in the prior fiscal year. Gross margin for the six months ended November 27, 1999 increased to 53.1% from 50.0% for the same period in the prior year. Gross margin for the current period was also up significantly from 51.9% for the prior quarter. Higher margins were the result of a shift in product mix, higher average selling prices, and a higher level of absorption of fixed manufacturing costs.

Selling, service and administrative expenses for the three months ended November 27, 1999 were $5.0 million higher than for the second quarter of fiscal 1999, but decreased as a percentage of sales from 28.9% to 28.6%. Year-to-date, selling, service and administrative expenses were $7.1 million higher as compared to the six months ended November 30, 1998. A higher volume of business for both the quarter and year-to-date resulted in increased payroll and commission expense as compared to prior year levels. Expenses for sales, services and administration were up $2.6 million from the prior quarter as a result of increased sales volume and increased profits, as well as a shift in the geography of shipments. These factors resulted in increases in commission expense and in the profit sharing accrual.

Expenses associated with research, development and engineering for the three months ended November 27, 1999 decreased by $0.2 million as compared to the same period in the prior year. Research, development and engineering expenses for the six months ended November 27, 1999 were $1.0 million lower as compared to the same period in the prior year. The decrease over prior year levels is attributable to lower spending on engineering project material. Research,

                                                                     Page 14/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   MANAGEMENT DISCUSSION AND ANALYSIS (CONT.)

development and engineering spending typically fluctuates from quarter to quarter as engineering projects move through their life cycles.

Net income for the quarter ended November 27, 1999 was $6.9 million or $0.51 per diluted share. This represents an increase of 182% over the second quarter in the prior year, when there were earnings of $2.5 million or $0.19 per diluted share. Net income for the six months ended November 27, 1999 was $11.7 million or $0.87 per diluted share. This represents an increase of $8.0 million or 219% over the same period in the prior year, when earnings were $3.7 million or $0.28 per diluted share.

Ending backlog on November 27, 1999 was $57.1 million as compared to $39.0 million on August 31, 1999 as a result of improved market conditions.

              Liquidity, Capital Resources and Business Environment

The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $50.9 million, accounts receivable of $79.9 million, and a $7.0 million line of credit, none of which was outstanding at November 27, 1999. Accounts receivable was slightly higher than on May 31, 1999. ESI has a current ratio of 7.7:1 and no long-term debt. Working capital increased to $170.7 million at November 27, 1999 as compared to $153.1 million at May 31, 1999. Inventory increased by $2.7 million from May 31, 1999 to November 27, 1999. Increases in work-in-process and finished goods were partially offset by a decrease in raw materials inventory.

The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and semiconductor memory devices, and circuits used in wireless telecommunications equipment, such as pagers and cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Several large, multinational electronics companies constituted 26.9% of the Company's fiscal year 1999 sales and are expected to comprise a similar ratio in fiscal year 2000. The loss of any of these customers would be significant.

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

International shipments have accounted for 68% of year-to-date sales for fiscal year 2000 as compared to 56% for fiscal year 1999. About 63% of the company's year-to-date product sales are to Asian customers versus 45% for fiscal year 1999. Several countries in this region, notably South Korea, Japan and Taiwan, have experienced currency devaluation and/or difficulties in financing short-term obligations. The Company's customers in these countries continued to purchase and pay for ESI products within agreed upon terms. In addition, a majority of all Asian end customer receivables are secured by letter of credit.

There can be no assurance that any residual difficulties in the Asian economy will not adversely affect the demand for the Company's products in that region or elsewhere.

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

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen, and ESI hedges these sales transactions to mitigate currency risks. The European and Asian subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 9.2% of total consolidated operating expenses, with 55% attributable to Europe and 45% to Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

                                 Year 2000

The Company created a task force to prepare for Year 2000 (Y2K) issues. The Vice President and Chief Technology Officer continues to serve as the Y2K coordinator and has overall responsibility for organizing and managing the Company's Y2K program. The coordinator reports to President and CEO. As of the end of the calendar year, The Company had completed

                                                                     Page 16/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   MANAGEMENT DISCUSSION AND ANALYSIS (CONT.)

its evaluation of its technology and data used in the creation and delivery of its products and services and in its internal operations, and had identified Y2K issues related to its customers and suppliers.

As of the end of the calendar year, each of the Company's product lines had technical and communication resources assigned for Y2K readiness and all of the Company's current standard products were Y2K ready. Past products had been evaluated and readiness upgrade kits were being developed and offered where practical. The overall Y2K coordinator continues to work with each product line group to develop and implement their product plans. Y2K readiness continues to be viewed as a necessary capability for doing business. The company arranged for additional readiness levels of customer service representatives during the actual Year 2000 date change. No significant customer problems have been reported to the Company.

The Company has completed the inventory and evaluation of its business systems. Assessment included facilities, engineering, manufacturing, laboratory, banking, accounting, procurement, product test, customer order, receiving, warehousing, and communications. The company had Information Technology personnel evaluating and testing systems as the Year 2000 date change occurred throughout the world.

As of the end of the calendar year, the Company completed efforts to minimize the risk of potential Y2K issues affecting our materials suppliers. Materials providers were assessed based on volume of business with the company as well as identification as a strategic material supplier. In each business area, engineering and purchasing teams were formed to identify material that meets certain criteria for inclusion as strategic material. Vendors supplying this strategic material were subjected to an in depth assessment of their ability to continue to supply to the Company. Remediation actions for at risk vendors included working with the vendors to ensure continued delivery of material and inventory of some materials within the Company.

To date, there have been no significant issues attributable to Y2K.

The Company has incurred costs associated with assessing the Y2K issue and implementing its Y2K plan. These costs have included consultants, software upgrades, and security system upgrades. The Company estimates it has incurred substantially all of its total expected Y2K costs. Total costs of assessing and implementing the Company's Y2K plan have not had and are not expected to have a material effect on the Company's consolidated financial position or the results of its operations.

Consequences of not successfully implementing the Company's Y2K plan continues to include inability to ship product, delay or loss of sales, and delays in factory operations. The Company believes implementation of the plan has been successful after the first key rollover date occurred

                                                                      Page 17/20

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   MANAGEMENT DISCUSSION AND ANALYSIS (CONT.)

on December 31, 1999. Other key dates associated with potential Y2K problems will occur in the next few months and are also expected to be uneventful and provided that third parties mitigate their own risks successfully, the Company believes it will have no material business risk from such Y2K issues. However, there can be no assurances that third parties, over which the company has no control, will successfully address their own Y2K issues.

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

                                                                      Page 18/20

Part II.   Other Information

Item 1.    Legal Proceedings

ESI initiated litigation against General Scanning Inc. for patent infringement in December 1996 in the U.S. District Court for the Northern District of California (Electro Scientific Industries, Inc. v. General Scanning Inc., No. C-96-4268 SBA). On April 2, 1999 a federal court jury issued a verdict upholding the validity of ESI's link blowing patent, U.S. patent 5,265,114 entitled "System and Method for Selectively Laser Processing a Target Structure of One or More Materials of a Multimaterial, Multilayer Device". The jury found U.S. patent 5,473,624 entitled "Laser System and Method for Selectively Serving Links" invalid for reasons of obviousness. On April 8, 1999 the same federal court jury awarded ESI $13,133,170 in damages, and also concluded that General Scanning's infringement was willful. On July 8, 1999 the court issued orders denying General Scanning's motions for a new trial and to set aside the jury verdict. The court also entered a permanent injunction, prohibiting General Scanning from making, using, selling, or offering for sale in the United States memory repair systems and upgrade kits equipped with 1.3 micron lasers. General Scanning has filed an appeal of the U.S. District Court judgement with the U.S. Court of Appeals for the Federal Circuit. Separately, the U.S. Patent and Trademark Office has issued an order granting a request to re-examine ESI's patent 5,265,114. ESI has not reflected this award in its financial results. However, ESI continues to record legal expenses related to this litigation as these expenses are incurred.

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

                                                                     Page 19/20

Item 6.  Exhibits and Reports on Form 8-K

(a).  Exhibits

      27. Financial Data Schedule

(b). Reports on Form 8-K. - A form 8-K was filed on October 14, 1999. On September 30, 1999, Electro Scientific Industries, Inc. (the "Company") decided to change its fiscal quarters to correspond with a four week, five week, four week quarter, which means each quarter will end on a Saturday. Previously, the quarters ended on the last day of the calendar month. There is no change in the month in which each of the four quarters ends. However, this does translate to a change in fiscal year end. Previously, the Company's fiscal year end was May 31. Upon implementing this change, the fiscal year will end on the Saturday following or directly preceding May 31; whichever Saturday is the fewest number of days from May 31. In addition, depending on which Saturday is used; the Company may have either a 52 or 53 week fiscal year.

There will be no report filed covering the transition period, as activity during the transition period is deemed to be immaterial.

                                                                     Page 20/20

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                 ELECTRO SCIENTIFIC INDUSTRIES, INC.

Dated: January 14, 2000          By   /s/ Jonathan C. Howell
                                      -----------------------------------------
                                      Jonathan C. Howell, Senior Vice President
                                      And Chief Financial Officer.