Form 10-Q
period 2000-02-26
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2000-04-11
CIK 726514

                                                                      Page 1/22



                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2000 OR
                               -----------------

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________


                         COMMISSION FILE NUMBER 0-12853


                       ELECTRO SCIENTIFIC INDUSTRIES, INC.


             OREGON                                      93-0370304



                 13900 N.W. SCIENCE PARK DRIVE, PORTLAND, OREGON
                                      97229
                                        0

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

AS OF FEBRUARY 26, 2000 THERE WERE 26,670,996 SHARES OF COMMON STOCK OF ELECTRO SCIENTIFIC INDUSTRIES, INC. OUTSTANDING.

                                                                      Page 2/22


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX

Part I.    Financial Information


                                                                              Page No.
                                                                              --------
Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets                                            3-4
           February 26, 2000 and May 31, 1999

           Consolidated Statements of Income                                        5
           Three Months and Nine Months ended
           February 26, 2000 and February 28, 1999

           Consolidated Statements of Cash Flows                                  6-7
           Nine Months ended February 26, 2000 and
           February 28, 1999

           Notes to Consolidated Financial Statements                            8-13

Item 2.    Management's Discussion and Analysis of Financial                    14-19
           Condition and Results of Operations


Part II.   Other Information


Item 1.    Legal Proceedings                                                    20-21

Item 6.    Exhibits and Reports on Form 8K                                         22

           Signature                                                               23


                                                                      Page 3/22

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


ASSETS                                                          February 26, 2000*            May 31, 1999
------                                                          ------------------            ------------
CURRENT ASSETS:
   Cash and cash equivalents                                         $   19,334                   $  7,793
   Securities available for sale                                         39,964                     24,865
                                                                         ------                     ------
         Total cash and securities                                       59,298                     32,658

   Trade receivables, net                                                83,518                     78,998
   Income tax refund receivable                                           4,664                      2,835
   Inventories                                                           53,218                     51,313
   Deferred income taxes                                                  6,779                      6,699
   Other current assets                                                   2,794                      1,198
                                                                          -----                    -------

         Total current assets                                           210,271                    173,701
                                                                        -------                    -------

PROPERTY AND EQUIPMENT, AT COST                                          75,554                     70,047
   Less - Accumulated depreciation                                      (41,409)                   (36,585)
                                                                        --------                   --------

         Net property and equipment                                      34,145                     33,462
                                                                         ------                     ------

DEFERRED INCOME TAXES                                                     2,539                      2,455
OTHER ASSETS                                                             13,972                     12,205
                                                                         ------                     ------

            Total assets                                               $260,927                   $221,823
                                                                       ========                   ========


           The accompanying notes are an integral part of these statements.


* Unaudited

                                                                      Page 4/22



              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


LIABILITIES AND
SHAREHOLDERS' EQUITY                                                 February 26, 2000*          May 31, 1999
--------------------                                                 ------------------          ------------

CURRENT LIABILITIES:
   Accounts payable                                                       $   10,975                 $    6,698
   Accrued liabilities:
     Payroll related                                                           7,533                      4,478
     Commissions                                                               4,288                      5,340
     Warranty                                                                  2,301                      2,103
     Other                                                                     1,875                      1,603
                                                                            --------                   --------
          Total accrued liabilities                                           15,997                     13,524

  Deferred revenue                                                               518                        340
                                                                            --------                   --------
          Total current liabilities                                           27,490                     20,562
                                                                              ------                     ------


SHAREHOLDERS' EQUITY:

   Preferred stock, without par value
         1,000 shares authorized; no shares issued                                --                         --
   Common stock, without par value; Authorized:
        40,000 shares; Outstanding:
        26,670 and 26,094 respectively                                       114,701                    107,206
   Retained earnings                                                         120,200                     96,545

   Accumulated other comprehensive income (loss)                              (1,464)                    (2,490)
                                                                              -------                    -------
          Total shareholders' equity                                         233,437                    201,261
                                                                             -------                    -------

           Total liabilities and shareholders' equity                       $260,927                   $221,823
                                                                            ========                   ========


        The accompanying notes are an integral part of these statements.

*Unaudited

                                                                      Page 5/22



              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands except per share)
                                   (unaudited)


                                                               Three Months Ended                       Nine Months Ended
                                                               ------------------                       -----------------
                                                          Feb. 26, 2000      Feb. 28, 1999        Feb. 26, 2000        Feb. 28, 1999
                                                          -------------  -----------------        -------------  -------------------
Net Sales                                                    $ 82,081            $ 51,506            $207,990            $148,965

Cost of sales                                                  36,182              25,415              95,182              74,118
                                                               ------              ------              ------              ------

  Gross margin                                                 45,899              26,091             112,808              74,847

Operating expenses:
  Selling, service and administrative                          21,584              14,331              57,322              42,964
  Research, development and engineering                         7,738               7,340              22,267              22,908
  Non-recurring operating expenses                                 --               2,773                   -               2,773
                                                                   --               -----                   -               -----

     Total operating expenses                                  29,322              24,444              79,589              68,645
                                                               ------              ------              ------              ------

Operating income                                               16,577               1,647              33,219               6,202

Interest income                                                   828                 304               1,405                 907
Other income, net                                                 158                  84                 163                 190
                                                             --------            --------           ---------             -------

Income before income taxes                                     17,563               2,035              34,787               7,299

Provision for income taxes                                      5,620               1,115              11,132               2,707
                                                                -----               -----              ------               -----

Net income                                                   $ 11,943               $ 920            $ 23,655             $ 4,592
                                                             ========               =====            ========             =======

Net income per share: (1)
         Basic                                               $   0.45            $   0.04            $   0.90            $    .18
                                                             ========            ========            ========            ========
         Diluted                                             $   0.43            $   0.03            $   0.87            $    .17
                                                             ========            ========            ========            ========
Weighted average number of shares: (1)
         Basic                                                 26,329              25,886              26,208              25,790
         Diluted                                               27,489              26,688              27,094              26,360


(1) Share and per share amounts for all periods presented have been restated to reflect a two-for-one stock split in February 2000. See note 3 to the consolidated financial statements.

                                                                      Page 6/22


                           ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                (unaudited)


                                                                                                 Nine Months Ended
                                                                                         Feb. 26, 2000        Feb. 28, 1999
                                                                                         -------------        -------------
Cash Flows From Operating Activities:
  Net income                                                                             $     23,655           $    4,592
  Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
    Non-recurring operating expenses                                                               --                2,773
    Depreciation and amortization                                                               6,861                4,907
    Deferred income taxes                                                                        (165)                  --
  Changes in operating accounts:
    Increase in trade receivables                                                              (3,289)             (12,806)
    Increase in inventories                                                                    (4,255)              (1,610)
    (Increase) Decrease in other current assets                                                (3,155)               1,313
    Increase (Decrease) in current liabilities                                                  6,228               (3,890)
                                                                                                -----               -------
  Net cash provided by (used in) operating activities                                          25,880               (4,721)
                                                                                               ------               -------

Cash Flows From Investing Activities:
  Purchases of property and equipment                                                          (6,229)              (5,998)
  Purchase of securities                                                                      (28,301)             (16,330)
  Proceeds from sales of securities and maturing securities                                    13,164               18,745
  Increase in other assets                                                                       (468)              (1,213)
                                                                                             --------          -----------
  Net cash used in investing activities                                                       (21,834)              (4,796)
                                                                                             --------              -------

Cash Flows From Financing Activities:
  Distributions to shareholders                                                                    --                 (573)
  Proceeds from exercise of stock options and stock plans                                       7,495                2,912
                                                                                               ------              -------
  Net cash provided by financing activities                                                     7,495                2,339
                                                                                               ------               ------

Net Change in Cash and Cash Equivalents                                                        11,541               (7,178)

Cash and Cash Equivalents at Beginning of Period                                                7,793               10,034
                                                                                                -----               ------
Cash and Cash Equivalents at End of Period                                                $    19,334           $    2,856
                                                                                          ===========           ==========


        The accompanying notes are an integral part of these statements.

                                                                      Page 7/22


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)
                                   (unaudited)



Cash payments for interest were not significant for the nine months ended February 26, 2000 and February 28, 1999. Cash payments for income taxes were $11,683 and $2,839 for the nine months ended February 26, 2000 and February 28, 1999, respectively.

                                                                      Page 8/22


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)
                                   (unaudited)


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



NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                               February 26, 2000           May 31, 1999*
                                                               -----------------           -------------
   Raw materials and purchased parts                                  $ 27,645                   $32,419
   Work-in-process                                                      12,646                     8,575
   Finished goods                                                       12,927                    10,319
                                                                        ------                  --------

    Total inventories                                                 $ 53,218                   $51,313
                                                                       =======                   =======




*Audited

                                                                      Page 9/22


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      (in thousands except per share data)
                                   (unaudited)


NOTE 3 - STOCK SPLIT

The Company's Board of Directors approved a two-for-one stock split to shareholders of record at the close of business February 23, 2000, effective February 24, 2000. All per share and share data in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect the stock split.

NOTE 4- NET INCOME PER SHARE

The Company computes net income per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.


                                                         Three Months Ended                    Nine Months Ended
                                                   Feb 26, 2000       Feb. 28,1999      Feb 26, 2000       Feb. 28,1999
                                                   ------------       ------------      ------------       ------------
Net income                                            $11,943             $920             $23,655            $4,592

Weighted average number of shares
of common stock and common stock
equivalents outstanding:

   Weighted average number of
   shares outstanding  for computing
   basic net income per share                          26,329           25,886              26,208            25,790

   Dilutive effect of employee stock
   plans                                                1,160             802                886                570
                                                        -----             ---                ---                ---

   Weighted average number of shares
   outstanding for computing diluted net
   income per share                                    27,489           26,688              27,094            26,360
                                                       ======           ======              ======            ======

Net income per share - basic                           $ 0.45           $ 0.04              $ 0.90            $ 0.18
                                                       ======           ======              ======            ======

Net income per share - diluted                         $ 0.43           $ 0.03              $ 0.87            $ 0.17
                                                       ======           ======              ======            ======

                                                                     Page 10/22


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      (in thousands except per share data)
                                   (unaudited)

NOTE 4- CONT.

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options because inclusion would have an anti-dilutive effect on the earnings per share calculation. The following shares have not been recalculated using the treasury stock method.

                                               Three Months Ended                         Nine Months Ended
                                       Feb. 26, 2000        Feb. 28, 1999        Feb. 26, 2000        Feb. 28, 1999
                                       -------------        -------------        -------------        -------------
Number of Employee Stock Option               5                   252                   9                  524


NOTE 5- ACQUISITIONS

MICROVISION, INC.

On January 29, 1999, the Company completed the acquisition of MicroVision, a provider of integrated, vision-based inspection and automation solutions for use in semiconductor front-end and back-end applications, located in Chanhassen, Minnesota. The acquisition consideration consisted of 2,037 shares of ESI stock. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

TESTEC, INC.

On December 21, 1998, the Company completed the acquisition of Testec, a provider of electrical test systems for the passive component marketplace, located in Phoenix, Arizona. The acquisition consideration consisted of 1,000 shares of ESI common stock. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

                                                                     Page 11/22


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      (in thousands except per share data)
                                   (unaudited)


NOTE 5 CONT.

A reconciliation of amounts prior to these acquisitions to amounts included in the financial statements is as follows:

                                                        Three Months Ended          Nine Months Ended
                                                        ------------------          -----------------
                                                           Feb. 28, 1999              Feb. 28, 1999
                                                           -------------              -------------
                           Revenue:
                               ESI                           $ 48,917                   $ 139,458
                               MicroVision                      1,772                       6,920
                               Testec                             817                       2,587
                                                             --------                   ---------
                                  As Restated                $ 51,506                   $ 148,965
                           Net Income: (Loss)
                               ESI                           $    827                   $   3,917
                               MicroVision                       (122)                        335
                               Testec                             215                         340
                                                              --------                  ---------
                                  As Restated                $    920                   $   4,592


NOTE 6- INCOME TAXES

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

                                                                     Page 12/22


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        (in thousands except share data)
                                   (unaudited)


NOTE 7 NEW ACCOUNTING PRONOUNCEMENTS

REVENUE RECOGNITION

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," in December 1999. SAB 101 provides guidance for applying Generally Accepted Accounting Principles (GAAP) to revenue recognition in financial statements filed with the SEC. Specifically, SAB 101 addresses recognizing revenue upon acceptance versus shipment. The Company currently recognizes revenue generally upon shipment. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently studying SAB 101 to determine its impact on the Company's financial statements. The Company is required to adopt SAB 101 in the first quarter of FY2001 ended August 2000.



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


NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. Effective January 2000, the Company increased its contribution to 6% from 5% in 1999. This increase is not expected to have a material effect on the Company's financial position or its results of operations.

                                                                     Page 13/22


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        (in thousands except share data)
                                   (unaudited)

NOTE 9 - SUBSEQUENT EVENTS

ESI initiated litigation against Dynamic Details, Inc. and GSI Lumonics, Inc. for patent infringement in March 2000 in the U.S. District Court of California. The complaint alleges that Dynamic Details and Lumonics are violating ESI's U.S. patent 5,847,960 entitled "Multi-Tool Positioning System." The complaint alleges that Dynamic Details infringes ESI's patent 5,847,960 and that GSI Lumonics has actively induced infringement of, and contributorily infringed, ESI's patent 5,857,960.

                                                                     Page 14/22


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS

                              Results of Operations

Revenue of $82.1 million for the quarter ended February 26, 2000 was $30.6 million or 59.4% higher than in the third quarter of fiscal 1999, and was $15.1 million or 22.6% higher than in the quarter ended November 27, 1999. Revenue of $208.0 million for the nine months ended February 26, 2000 was $59.0 million or 39.6% higher as compared to the nine months ended February 28, 1999.

Higher revenues for the three month period ended February 26, 2000 over both the prior year and prior quarter were to due increased sales in all product lines due mainly to an increase in units shipped. These increases are tied to general growth in our markets. Electronic Component Systems represented the largest increase in sales, increasing by 130.5% over the prior year and 35.6% over the prior quarter and represented 37.2% of sales for the quarter. Vision and Inspection product sales increased for the three-month period over both the prior year and prior quarter by 102.7% and 27.6%, respectively, and represented 15.9% of total sales for the quarter. Circuit Fine Tuning sales increased over both the prior year and prior quarter by 52.4% and 24.8%, respectively, and represented 9.9% of total sales for the quarter. Memory Yield Improvement system sales increased over the prior year and prior quarter by 19.7% and 13.3%, respectively, and represented 24.9% of total sales for the quarter. Advanced Electronic Packaging system sales increased over the prior year and prior quarter by 5.7% and 3.1%, respectively, and represented 12.1% of total sales for the quarter.

Higher revenues for the nine-month period ended February 26, 2000 over the prior year were due to higher sales in all product lines except Advanced Electronic Packaging systems. The largest percentage increase in sales was due to Electronic Component Systems, which increased 114.8% over the prior year and represented 33.9% of year to date sales. Vision and Inspection products increased 68.9% over the prior year and represented 15.3% of year to date sales. Memory Yield Improvement system sales increased 19.6% over the prior year and represented 26.8% of year to date sales. Circuit Fine Tuning system sales increased 11.6% over the prior year and represented 9.9% of total year to date sales. Advanced Electronic Packaging systems sales decreased 8.9% from the prior year, and represented 14.1% of total year to date sales. Revenue growth rates for most product lines are expected to remain in the mid-teens in the near term. However, a change in general economic conditions or in business conditions in the electronic industry could cause revenue growth to vary materially from these expectations.

Gross margin for the three months ended February 26, 2000 increased substantially to 55.9% from 50.7% for the same period in the prior year. Gross margin for the nine months ended February 26, 2000 increased to 54.2% from 50.2% for the same period in the prior year. Gross margin was up about 1.7% compared to the prior quarter.

                                                                     Page 15/22


Higher margins were the result of a shift in product mix, and a higher level of absorption of fixed manufacturing costs.

Selling, service and administrative expenses for the three months ended February 26, 2000 were $7.3 million higher in the current quarter as compared to the third quarter of fiscal 1999, but decreased as a percentage of sales from 27.8% to 26.3%. Year to date, selling, service and administrative expenses were $14.4 million higher as compared to the nine months ended February 28, 1999. A higher volume of business for both the current quarter and year to date resulted in increased payroll and commission expense as compared to prior year levels. Expenses for sales, services and administration increased about $2.4 million from the prior quarter as a result of increased sales volume and increased profits, as well as a shift in the geography of shipments. These factors resulted in an increase in commission expense and in the profit sharing accrual.


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                 MANAGEMENT DISCUSSION AND ANALYSIS (continued)

                              Results of Operations

Expenses associated with research, development and engineering for the three months ended February 26, 2000 increased by $.4 million compared to the same period in the prior year and the prior quarter. Research, development and engineering expenses for the nine months ended February 26, 2000 were $.6 million lower compared to the same period in the prior year. The decrease over prior year levels is attributable to lower spending on engineering project material. Research, development and engineering spending typically fluctuates from quarter to quarter as engineering projects move through their life cycles.

Merger related expenses for fiscal 1999 principally include one-time transaction costs associated with the acquisitions referred to in Note 5 to the financial statements. Such costs include investment banking, legal, and accounting costs as well as certain one-time costs incurred to consolidate the operations of these acquisition entities.

The Company's effective tax rate for the three and nine months ended February 26, 2000 was 32% compared to a tax rate of 34% for the same periods in the prior year. The decrease in the effective tax rate for both the six and nine months ended February 26, 2000 over the prior year was due to a decrease in the valuation allowance related to tax loss and credit carryforwards.

On February 23, 2000, the World Trade Organization (WTO) ruled that Foreign Sales Corporations (FSC) provisions violated U.S. obligations under the General Agreement on Tariffs and Trade (GATT). As a result, the Company is required to discontinue use of its FSC by October 1, 2000. The Company is currently studying the effects of this ruling on its financial statements. Negotiations may take place, which will change the deadline. Additionally, legislation for an alternative to the FSC may be forthcoming. However, without such alternatives, the Company believes that the WTO ruling will significantly increase its effective rate.

Net income for the quarter ended February 26, 2000 was $11.9 million or $0.45 per basic share. This represents an increase of $8.8 million or 276.4% from the third quarter of fiscal 1999, when earnings, excluding merger related expenses, were $3.2 million or $0.12 per basic share. Net income for the nine months ended February 26, 2000 was $23.7 million or $0.90 per basic share. This represents an increase of $17.0 million or 256.0% from the year to date ended February 28, 1999, when earnings, excluding merger related expenses, were $6.6 million or $0.26 per basic share.

Ending backlog on February 26, 2000 was $96.2 million as compared to $57.1 million for November 27, 1999.

                                                                     Page 16/22
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                 MANAGEMENT DISCUSSION AND ANALYSIS (continued)

              Liquidity, Capital Resources and Business Environment

 The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $59.3 million, accounts receivable of $83.5 million, and a $7.0 million line of credit, none of which was outstanding at February 26, 2000. Accounts receivable was significantly higher than on May 31, 1999, but the increase is a function of increased revenues and does not include a significant increase in past due receivables. ESI has a current ratio of 7.6:1 and no long-term debt. Working capital increased to $182.8 million at February 26, 2000 versus $153.1 million at May 31, 1999. Inventory increased by $1.9 million over May 31, 1999 due mainly to the Company's increase in production. This increase is mainly in work in process inventories and finished goods.

The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors and semiconductor memory devices, and circuits used in wireless telecommunications equipment, such as pagers, cellular phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which often have had a negative effect on the demand for capital equipment such as that sold by the Company. Several large, multinational electronics companies constituted 26.9% of the Company's fiscal 1999 sales and are expected to comprise a similar ratio in fiscal 2000. The loss of any of these customers would be significant.

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

                                                                     Page 17/22
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                 MANAGEMENT DISCUSSION AND ANALYSIS (continued)

              Liquidity, Capital Resources and Business Environment

International shipments have accounted for 71% of year-to-date sales for fiscal 2000 as compared to 56% for the fiscal year 1999. Japan, Asia, Europe and North America accounted for 23%, 43%, 11%, and 23% of current quarter sales, respectively. Year to date, Japan, Asia, Europe and North America accounted for 21%, 41%, 9% and 29% of total sales, respectively. For the nine months ended February 28, 1999, sales to Japan, Asia, Europe and North America accounted for 14%, 31%, 11% and 44% of total sales, respectively. Several countries in this region, notably South Korea, Japan and Taiwan, have experienced currency devaluation and/or difficulties in financing short-term obligations. The Company's customers in these countries have continued to purchase and pay for products within agreed upon terms. In addition, a majority of Asian end customer receivables are secured by letter of credit.

There can be no assurance that any residual difficulties in Asian economies will not adversely affect the demand for the Company's products in that region or elsewhere.

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

Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay us in yen, and the Company hedges these sales transactions to mitigate currency risks. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 9.0% of total consolidated operating expenses with about 54% attributable to Europe and 46% to Asia. Changes in the value of the local currency, as measured in US dollars, will commensurably increase or decrease operating expenses.

                                                                     Page 18/22
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

                   MANAGEMENT DISCUSSION AND ANALYSIS (CONT.)

                                   Year 2000

The Company created a task force to prepare for Year 2000 (Y2K) issues. The Vice President and Chief Technology Officer continues to serve as the Y2K coordinator and has overall responsibility for organizing and managing the Company's Y2K program. The coordinator reports to the President and CEO. As of the end of the calendar year, The Company had completed its evaluation of its technology and data used in the creation and delivery of its products and services and in its internal operations, and had identified Y2K issues related to its customers and suppliers.

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

The Company believes implementation of the plan has been successful after each key rollover date. The Company believes it will have no material business risk from any additional Y2K issues. However, there can be no assurances that third parties, over which the company has no control, will successfully address any remaining Y2K issues.

                         New Accounting Pronouncements

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," in December 1999. SAB 101 provides guidance for applying Generally Accepted Accounting Principles (GAAP) to revenue recognition in financial statements filed with the SEC. Specifically, SAB 101 addresses recognizing revenue upon acceptance versus shipment. The Company currently recognizes revenue generally upon shipment. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently studying SAB 101 to determine its impact on the Company's financial statements. The Company is required to adopt SAB 101 in the first quarter of FY2001 ended August 2000.

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

                                                                     Page 19/22
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


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

ESI initiated litigation against Dynamic Details, Inc. and GSI Lumonics, Inc. for patent infringement in March 2000 in the U.S. District Court of California. The complaint alleges that Dynamic Details and Lumonics are violating ESI's U.S. patent 5,847,960 entitled "Multi-Tool Positioning System." The complaint alleges that Dynamic Details infringes ESI's patent 5,847,960 and that GSI Lumonics has actively induced infringement of, and contributorily infringed, ESI's patent 5,857,960.

                                                                     Page 20/22
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


Item 1.    Legal Proceedings (Cont.)

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

                                                                     Page 21/22
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


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

                                                                     Page 22/22
              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                            ELECTRO SCIENTIFIC INDUSTRIES, INC.




Dated:    April 11, 2000                    /s/ Donald R. VanLuvanee
                                            -----------------------------------
                                            Donald R. VanLuvanee, President and
                                            Chief Executive Officer