Form 10-K405
period 2000-06-03
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2000-08-15
CIK 726514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                                  ANNUAL REPORT

(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 3, 2000 or

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

The aggregate market value of voting and non-voting Common Stock held by nonaffiliates of the Registrant at June 30, 2000: $1,182,638,778.

The number of shares of Common Stock outstanding at June 30, 2000:  26,859,078

                       Documents Incorporated by Reference
                       -----------------------------------

                                                      Part of Form 10-K into
Document                                              Which is incorporated
--------                                              ---------------------

Proxy Statement for 2000 Annual Meeting               Part III
of Shareholders

                                TABLE OF CONTENTS

Item of Form 10-K                                                                                         Page
-----------------                                                                                         ----
PART I

Item 1 -   Business                                                                                        3

Item 2 -   Properties                                                                                      11

Item 3 -   Legal Proceedings                                                                               11

Item 4 -   Submission of Matters to a Vote of Security Holders and Executive Officers                      13

PART II

Item 5 -   Market for the Registrant's Common Equity and Related Shareholder Matters                       16

Item 6 -   Selected Financial Data                                                                         17

Item 7 -   Management's Discussion and Analysis of Financial Condition and Results of Operations           18

Item 7A -  Quantitative and Qualitative Disclosures about Market Risk                                      25

Item 8 -   Financial Statements and Supplementary Data                                                     26

Item 9 -   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            52

PART III

Item 10 -  Directors and Executive Officers of the Registrant                                              52

Item 11 -  Executive Compensation                                                                          52

Item 12 -  Security Ownership of Certain Beneficial Owners and Management                                  52

Item 13 -  Certain Relationships and Related Transactions                                                  52

PART IV

Item 14 -  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                53

SIGNATURES                                                                                                 55

                                     PART I

BUSINESS OVERVIEW

         Electro Scientific Industries, Inc. and its subsidiaries ("ESI" or "The Company") provide electronics manufacturers with equipment necessary to produce key components used in wireless communications, computers, automotive electronics, and many other electronic products. ESI believes it is the leading supplier of advanced laser systems used to improve the yield of semiconductor memory devices, of high-speed test and termination equipment used in the high-volume production of miniature passive electronic components, and of advanced laser systems used to fine tune electronic circuitry. Additionally, ESI produces a family of mechanical and laser drilling systems for production of printed wiring boards (PWBs) and advanced electronic packaging, as well as machine vision products for manufacturers of semiconductors, electronics and other products. ESI's products enable these manufacturers to reduce production costs, increase yields, and improve the quality of their products. ESI's customers include manufacturers of the following: wireless communication and automotive electronics products (AMD, Burr-Brown, Delphi, Ericsson and IBM); miniature capacitors (AVX, Kyocera, MuRata, Philips, Samsung, Taiyo Yuden and Walsin); semiconductor memory devices (Dominion, Hitachi, Hyundai, IBM, Infineon and Samsung); printed wiring boards (Flextronics, Honeywell, IBM, Nitto Denko and Samsung) and users of machine vision systems in electronic manufacturing equipment (Kulicke & Soffa, Lucent Technologies, Motorola, and Universal Instruments).


ELECTRONICS INDUSTRY OVERVIEW

         The electronic content of communications products, automobiles and personal computers continues to increase. For example, automobile manufacturers now routinely include electronic ignition, anti-lock brakes, electronic fuel injection and other electronic systems in place of components that in the past were predominantly mechanical. In addition, markets for consumer-oriented electronic products such as wireless telephones, fax machines, pagers, camcorders and personal computers have developed rapidly as increasingly affordable products have been introduced and as they have become small enough and light enough to be easily portable.

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

         ESI believes it is critical that each of its products provide the customer with measurable production benefits including improved yield, increased throughput, greater reliability, and increased flexibility, resulting in a high return on investment. ESI designs its production systems with a migration path for next generation capability, providing customers the flexibility to add capacity or improve product performance at a reasonable incremental cost.

         ESI designs and manufactures products, which target several markets within the electronics industry. These products include semiconductor yield improvement systems, electronic component manufacturing systems, advanced electronic packaging equipment, machine vision solutions and circuit fine tuning systems.


SEMICONDUCTOR YIELD IMPROVEMENT SYSTEMS. Virtually all manufacturers of dynamic random access memory (DRAM) use semiconductor yield improvement systems to increase production yields. Personal computers and high performance workstations are the largest market for DRAM, although many consumer products such as personal digital assistants (PDA's), photocopiers, fax machines, electronic games and communications equipment require increasing amounts of memory. Increasingly, other semiconductor device manufacturers are using memory repair techniques in the manufacture of non-memory devices including logic with embedded memory, digital signal processors (DSPs) and high-end electronic game chips. ESI's semiconductor yield improvement system customers include Dominion, Hitachi Singapore, Hyundai, IBM, Infineon, King Yuan, NEC, Powerchip, Samsung, Sony, Texas Instruments, Toshiba, TSMC, White Oak Semiconductor, and Winbond.

         Cost reductions and demand for higher capacity memory devices have led manufacturers to reduce the size of circuit elements while increasing the number of circuit elements per device. This increased density in memory devices has resulted in lower primary manufacturing yields, increasing the need for advanced memory repair technology as provided by ESI. Memory device manufacturers use a laser process to disconnect defective circuit elements and reconnect spare elements as replacements, thereby increasing the final yield.

         ESI's yield improvement product line is designed and developed to cost-effectively meet semiconductor production challenges associated with shrinking geometries, material changes and increased wafer sizes, as needed by semiconductor manufacturers and with enabling technology for next generation devices.

         In the case of DRAM, the yield enhancement process begins with circuit designers adding extra (redundant) elements to the memory chip. During the manufacturing process each device is tested. When a defective element is identified, its location or address is recorded and given to ESI's yield improvement system to effect a replacement or repair. The system positions a laser beam over connecting links in the defective element and cuts the electrical path.

         Design redundancy is used by every significant manufacturer of DRAMs and is increasingly being used by manufacturers of other semiconductor memory products, such as static random access memory (SRAMs), DSPs, and other logic devices with embedded memory.


ELECTRONIC COMPONENT MANUFACTURING SYSTEMS. ESI's product offerings in the electronic component market consist of automated test, production, handling and visual inspection equipment for manufacture of miniature multi-layer ceramic capacitors (MLCCs), and other passive components, including arrays, inductors and varistors, which are used in very large numbers in nearly all types of electronic circuits. MLCCs are used in circuits that process analog and digital signals or operate at high frequencies in products such as computers, video equipment and communication products. Customers include AVX, Ceratech, Holy Stone, Kyocera, MuRata, Phillips, Samsung, Taiyo Yuden, Walsin and Yageo.

         Most of the leading producers are in Japan, led by MuRata, TDK and Kyocera. Production demands imposed by miniaturization are leading capacitor manufacturers to increasingly consider merchant equipment suppliers, such as ESI, as an alternative to internal development and production of manufacturing equipment.

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

         MLCCs are manufactured in a lamination process, which involves layering conductive and insulation materials. ESI's microprocessor-based termination systems apply conductive material, or terminations, to the ends of surface mountable MLCCs, permitting connection of the device in a circuit on a PWB. Virtually all capacitors are tested and sorted by capacitance (electrical energy storage) and dissipation factor (electrical energy leakage). ESI's equipment employs high-speed handling and positioning techniques to precisely load, test and sort capacitors based on these electrical values. ESI produces a fully automated product line for termination of MLCCs and capacitor arrays. ESI's component visual inspection systems provide automated machine vision based inspection of MLCCs. Parts are inspected for dimensional criteria and defects.


ADVANCED ELECTRONIC PACKAGING SYSTEMS. ESI's laser and mechanical drilling products enable manufacturers to make electronic products smaller, lighter and faster. Smaller and lighter requirements push down the physical dimensions used in electronic interconnections within the semiconductor package and between the package and the PWB. In addition, higher operating speeds of computers and communications products require more input and output channels within semiconductor packages and between the packages and the PWB.

         These requirements drive changes in both the materials selected, density of electrical connections and mode of interconnection. ESI's products are designed to provide a cost-effective method for increasing the density of vias (holes) used to create electrical connections between layers in high density circuit boards and electronic packages. ESI's products are targeted at small via applications requiring the highest accuracy and smallest hole dimensions.

          ESI's customers for advanced packaging products include 3M, Compeq, Flextronics, Honeywell, IBM, Nitto Denko, NTK and Samsung.

         ESI offers laser and mechanical drilling and routing technology to address these rapidly changing applications in integrated circuit (IC) packages, multi-chip modules, and high-density printed wiring boards (PWBs). ESI's technology, developed for its laser and mechanical drilling products, allows manufacturers to produce vias as small as 25 microns in a wide variety of materials, including traditional glass reinforced circuit boards, copper and new organic compounds.


VISION PRODUCTS. ESI provides semiconductor and electronics manufacturers with machine vision solutions for automated process control and visual inspection for the handling and assembly of semiconductors, PWBs and discrete electronic components. This includes both machine vision subsystems sold to original equipment manufacturers (OEMs), and multi-function, stand-alone inspection systems sold to end users. In the OEM marketplace, ESI has concentrated its efforts on selling complete vision solutions and integration expertise to suppliers of semiconductor and electronics equipment. ESI has also developed and acquired new products to provide complete stand-alone inspection systems for semiconductor wafer sorting, inspection, and defect review, and integrated circuit mark and lead inspection.

         Customers for ESI's OEM vision products include Applied Materials, Electroglas, KLA-Tencor, Kulicke & Soffa, Samsung and Universal Instruments. Customers for stand-alone inspection equipment include Analog Devices, Burr-Brown, Conexant Systems, Lucent Technologies, MicroChip Technology, Motorola, ST Microelectronics and White Oak Semiconductor.

         Machine vision has emerged as a critical technology as semiconductor manufacturers move toward higher densities and more complex architectures. By allowing manufacturers to achieve greater precision, increased equipment speed and fewer errors, machine vision is enabling technology in the semiconductor manufacturing process, from wafer production through final assembly and packaging. In addition, the manufacture and placement of components in the surface mount assembly area requires high speed and accuracy - obtained through integrated machine vision solutions.

         ESI offers machine vision solutions with low cost computer architecture, easy-to-integrate software modules, powerful application specific software and advanced lighting and optics, supported by ESI's production equipment expertise. These elements reduce application development time and shorten time to market for producers of equipment used to manufacture semiconductors and electronics. Products include patented specialized lighting, wafer alignment and identification products and application specific solutions for the surface mount industry. ESI's semiconductor automation and inspection product line includes turn-key, front-end wafer handling and inspection systems and back-end IC package handling and inspection systems.

         Semiconductor wafer fabs use ESI's equipment to sort and inspect wafers throughout all phases of processing. These modular systems combine multiple handling and inspection functions onto single platforms. Device manufacturers and contract packaging houses use ESI's equipment for mark and lead inspection and tape and reel packaging.


CIRCUIT FINE TUNING SYSTEMS. ESI's circuit fine tuning systems tune the operating parameters of electronic circuits. The laser tuning systems precisely adjust the frequency in wireless communication devices and in numerous automotive electronics assemblies such as engine control circuits. Customers include AMD, Burr-Brown, Cyntek, Delphi, Ericsson, LG, Lucent Technologies, Philips, Samsung, Taiyosha, Tateyama and Yageo.

         ESI designs and manufactures application-specific laser systems that adjust the electrical performance of a product or assembly containing many circuits by removing a precise amount of material from one or more components in the circuit. This is done to achieve the desired electrical specification for the entire product. This process is called "functional trimming," and is performed while the product or assembly is under power. For example, in wireless phones, laser trimming of a few selected components in the product is used to tune the product to the desired frequency.

         ESI's circuit fine tuning systems also adjust the resistance value of discrete devices manufactured on ceramic substrates for use in surface mount technology end products. Typically, these discrete resistors are produced at values 30% below nominal levels and need to be trimmed to value with very high accuracy. ESI's systems meet the demands for high-volume, high-accuracy miniature resistor trimming through precise positioning of the laser beam and high-speed measurement capability.

         The circuit fine tuning product line leverages ESI's strength in precise laser machining/trimming and very high speed handling to offer cost-effective solutions for specialized micromachining and trimming of embedded passives.


SALES, MARKETING AND SERVICE

         ESI sells its products worldwide through direct sales and service offices located in or near: Ann Arbor, Michigan; Boston, Massachusetts; Minneapolis, Minnesota; Portland, Oregon; Austin Texas and San Diego and Orange County, California in North America; Tokyo and Nagoya, Japan; Seoul, Korea and Taipei and Chungli, Taiwan in Asia; and Munich, Germany; West Sussex, England and Paris, France in Europe. ESI serves customers in approximately 30 additional countries through manufacturers' representatives.

         ESI has a substantial base of installed products in use by leading worldwide electronics manufacturers. ESI emphasizes strong working relationships with these customers to meet their needs for additional systems, and to facilitate the successful development and sale of new products to these customers.

         ESI maintains service personnel wherever it has a significant installed base. New systems are tested to ensure they meet requirements and acceptance criteria as specified by customers. ESI offers a variety of maintenance contracts and parts replacement programs.

         Sales outside the U.S. accounted for 72.3%, 55.9% and 58.7% of ESI's net sales for fiscal 2000, 1999 and 1998, respectively. The most significant sales outside the U.S. were to Japan, Taiwan and Korea, which represented 21%, 16%, and 14% of ESI's net sales for fiscal 2000, respectively.

         In fiscal 2000, 1999 and 1998, no customer exceeded 10% of sales.


BACKLOG

         Backlog consists of written purchase orders for products, spare parts and service, which ESI expects to ship within twelve months. Backlog was $168.7 million at June 3, 2000, versus $22.9 million at May 31, 1999 and $24.5 million at May 31, 1998.

RESEARCH, DEVELOPMENT AND TECHNOLOGY

         ESI believes that its ability to compete effectively depends, in part, on its ability to maintain and expand its expertise in core technologies and product applications. The primary emphasis of ESI's research and development is to advance ESI's capabilities in:

         -        Lasers and laser/material interaction
         -        High-speed, micron-level motion control systems
         -        Precision optics
         -        High-speed, small parts handling
         -        Image processing and optical character recognition
         -        Real-time production line electronic measurement
         -        Real-time operating systems
         -        Systems integration

         ESI's research and development expenditures for fiscal 2000, 1999, and 1998 were $31.1 million (9.8% of net sales), $30.3 million (14.7% of net sales), and $34.8 million (13.5% of net sales), respectively.

         Research and development expenditures for the year ended May 31, 1998 do not include the acquired in-process research and development expense incurred in connection with the purchase of Dynamotion Corporation ("Dynamotion").


COMPETITION

         ESI's markets are dynamic and highly competitive. The principal competitive factors in ESI's markets are product performance, reliability, service, technical support, product improvements, price, established relationships with customers and product familiarity. ESI believes that its products compete favorably with respect to these factors. Some of ESI's competitors have greater financial, engineering and manufacturing resources, and larger distribution networks than ESI. Some of ESI's customers develop, or have the ability to develop, similar manufacturing equipment. There can be no assurance that competition in ESI's markets will not intensify or that ESI's technological advantages may not be reduced or lost as a result of technological advances by competitors or customers, or changes in electronic device processing technology.

         ESI's principal competitor for semiconductor yield improvement systems is GSI Lumonics. For electronic component manufacturing equipment, ESI's competitors include Tokyo Weld, Kanebo and Humo in Japan, as well as manufacturers that develop systems for internal use. ESI's advanced electronic packaging systems compete with mechanical drills manufactured by companies such as Hitachi Via Mechanics, Excellon and Pluritec and laser systems provided by GSI Lumonics, Sumitomo, Mitsubishi and Hitachi Via Mechanics. ESI's vision products compete with vision suppliers such as Cognex, ICOS Systems, and Robotic Vision Systems. There are also numerous other vision companies and captive vendors in Japan, North America and Europe. Major competitors for circuit fine tuning systems include NEC and GSI Lumonics.

MANUFACTURING AND SUPPLY

         ESI's largest production facilities are located in Portland, Oregon and San Diego, California. Portland's manufacturing operations consist of electronic subassembly, laser production and final system assembly for semiconductor yield improvement, advanced electronic packaging, and circuit fine tuning product lines. Electronic component manufacturing systems are produced in ESI's facilities in San Diego, California. ESI's vision systems are manufactured in ESI's facilities in Ann Arbor, Michigan and Minneapolis, Minnesota.

         ESI is in the process of building a 50,000 square foot facility in Klamath Falls, Oregon to increase manufacturing capacity. This facility is scheduled for completion in calendar year 2001. Initial use of this facility will be for production of consumable products sold to MLCC manufacturers.

         ESI uses qualified manufacturers to supply many components of its products. ESI's systems use high performance computers, peripherals, lasers and other components from various suppliers. Some components used by ESI are obtained from a single source or a limited group of suppliers. An interruption in the supply of a particular component could require substitutions that would have a temporary adverse impact on ESI. ESI believes it has good relationships with its suppliers.

EMPLOYEES

         As of June 3, 2000, ESI employed 1,093 people, including 259 in engineering, research and development, 422 in manufacturing and 412 in marketing, sales, technical support, customer service and administration. Many of ESI's employees are highly skilled, and ESI's success will depend in part upon its ability to attract and retain such employees, who are in great demand. ESI has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. ESI considers its employee relations to be good.

PATENTS AND OTHER INTELLECTUAL PROPERTY

         ESI has a policy of seeking patents, when appropriate, on inventions relating to new products and improvements which are discovered or developed as part of ESI's ongoing research, development and manufacturing activities. ESI owns 82 United States patents and has applied for 29 additional patents in the United States. ESI owns 91 foreign patents and has applied for 94 additional foreign patents. Although ESI's patents are important, ESI believes that the success of its business depends to a greater degree on the technical competence and innovation of its employees.

         ESI relies on copyright protection for its proprietary software. ESI also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or that ESI can meaningfully protect its trade secrets.

PROPERTIES

         The Company's executive and administrative offices, as well as a manufacturing facility, are located in a three-building complex located on 15 acres in Portland, Oregon. The buildings are owned by ESI, and contain 196,500 square feet of space. ESI also owns a 60,000 square foot plant on ten acres of land in Escondido, California, and a 29,000 square foot building on 3 acres of land near Minneapolis, Minnesota.

         In June 2000 ESI acquired 30 acres of land in Klamath Falls, Oregon. The Company is constructing a 50,000 square foot manufacturing facility at this site. Completion is scheduled for calendar year 2001.

         In addition, the Company leases 15,000 square feet of industrial space in Canton, Massachusetts; 9,900 square feet of office and industrial space in Santa Ana, California; 13,900 square feet of office and industrial space in San Marcos, California; 19,000 square feet of office and industrial space in Ann Arbor, Michigan; and office and service space in several additional locations in the United States, and in seven foreign countries.

         The Company believes the productive capacity of these facilities to be adequate and suitable for the requirements of the business.


LEGAL PROCEEDINGS

         ESI initiated litigation against Dynamic Details, Inc. and GSI Lumonics, Inc. for patent infringement in March 2000 in the U.S. District Court for the Central District of California (Electro Scientific Industries v. Dynamic Details, Inc. and GSI Lumonics, Inc., No. SACV00-272 AHS (ANX)). The complaint alleges that Dynamic Details and GSI Lumonics are violating ESI's U.S. patent 5,847,960 entitled "Multi-tool Positioning System". The complaint alleges that Dynamic Details infringes ESI's patent 5,847,960 and that GSI Lumonics has actively induced infringement of, and contributorily infringed, ESI's patent 5,847,960. The complaint seeks injunctive relief and monetary damages. Dynamic Details, Inc. and GSI Lumonics, Inc. have filed a counterclaim for a declaratory judgment of non-infringement and invalidity of ESI's patent 5,847,960.

         ESI initiated litigation against General Scanning Inc. for patent infringement in December 1996 in the U.S District Court for the Northern District of California (Electro Scientific Industries, Inc. v. General Scanning, Inc. No. C-96-4268 SBA). On April 2, 1999 a federal court jury issued a verdict upholding the validity of ESI's link blowing patent, U.S. patent 5,265,114 entitled "System and Method for Selectively Laser Processing a Target Structure of One or More Materials of a Multimaterial, Multilayer Device". The jury found ESI's U.S. patent 5,473,624 entitled "Laser System and Method for Selectively Severing Links" invalid for reasons of obviousness. On April 8, 1999, the same federal court jury awarded ESI $13.1 million in damages, and also concluded that General Scanning's infringement was willful. On July 8, 1999 the court issued orders denying General Scanning's motions for a new trial and to set aside the jury verdict. The court also entered a permanent injunction, prohibiting General Scanning from making, using, selling, or offering for sale in the United States memory repair systems and upgrade kits equipped with 1.3 micron lasers. General Scanning has filed an appeal of the U.S. District Court judgment with the U.S. Court of Appeals for the Federal Circuit. ESI has not reflected the $13.1 million award in its financial results. Separately, in November 1999 the U.S. Patent and Trademark Office issued an order granting a request by General Scanning to re-examine ESI's patent 5,265,114. On July 27, 2000 the Patent Office issued a non-final first office action in its re-examination of ESI's patent 5,265,114. The action by the Patent Office states that some of the claims of the 5,265,114 patent are unpatentable. ESI is responding to the action under Patent Office procedures and its response will assert the basis for the patentability of the claims. ESI continues to record legal expenses related to this litigation and the Patent Office action as these expenses are incurred.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended June 3, 2000.

EXECUTIVE OFFICERS

The executive officers of the Company, and their ages and positions as of June 30, 2000 are as follows:

NAME                       AGE      POSITION
----                       ---      --------
Donald R. VanLuvanee       56       Chief Executive Officer, President and Director
Robert E. Belter           59       Vice President
Bradford S. Cooley         43       Vice President
Barry A. Glasgow           55       Vice President
James T. Dooley            46       Vice President, Chief Financial Officer
Julia A. Harper            41       Vice President
Gary M. Kapral             44       Vice President
Mark W. Klug               61       Vice President
John R. Kurdock            55       Vice President
Michael J. Murphy          50       Vice President
Larry T. Rapp              60       Vice President
Joseph L. Reinhart         41       Vice President and Corporate Secretary
Edward J. Swenson          61       Senior Vice President


         Mr. VanLuvanee joined the Company in 1992 as Chief Executive Officer, President and a director. From 1991 to 1992, Mr. VanLuvanee was President, Chief Executive Officer and a director at Mechanical Technology Inc., a supplier of contract research and development services and a manufacturer of technologically advanced equipment. From 1990 to 1991, he was President and Chief Executive Officer of BCT Spectrum, Inc., a supplier of vacuum deposition systems. From 1984 to 1990, he was President, Chief Operating Officer and a director of Kulicke and Soffa Industries, a supplier of capital equipment and consumables to the microelectronics industry. Mr. VanLuvanee is also a director of Micro Component Technology Inc., a leading manufacturer of automated test handling equipment, and FEI Company, which designs, manufactures and markets focused ion beam workstations and both ion and electron emitter and focusing column components.

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

         Mr. Dooley was elected Vice President and Chief Financial Officer in June 2000. He joined ESI in 1992 as the controller of its Electronic Component Systems business and was named Corporate Controller in 1994. In 1996 he was named Director of Portland Manufacturing. Prior to joining ESI he held various financial management positions at IRT Corporation, Eli Lilly and Company, INTERMEDICS Inc., and Johnson and Johnson, Inc.

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

         Ms. Harper joined ESI in May 1997 as Treasury and SEC Reporting Manager, was named Controller in 1998, and Vice President of Finance in April 1999. From 1995 to 1997, Ms. Harper was Accounting Manager at Instromedix Incorporated, a medical electronics manufacturer. She has also held a number of management positions with ARCO Oil and Gas Company.

         Mr. Kapral joined ESI in May 2000 as Vice President responsible for ESI's vision-based businesses. Prior to joining ESI, Mr. Kapral was both a corporate vice president and a business unit president of SGL Carbon Group, a major supplier to semiconductor manufacturers, with responsibility for SGL's semiconductor activities in North America and Europe.

         Mr. Klug joined the Company in 1992 and in 1993 was appointed a Vice President. Mr. Klug is responsible for the engineering activities of advanced electronic packaging equipment. From 1988 to 1992, Mr. Klug was Vice President of Engineering for Symtek Systems, and between 1983 and 1988, he held senior management positions with Kulicke and Soffa Industries, including Senior Vice President of U.S. Operations and Vice President of Engineering.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS


COMMON STOCK PRICES/DIVIDENDS

The Company's common stock trades on the Nasdaq National Market under the symbol ESIO. The following table shows, for the fiscal quarters indicated, the high, low and closing sales prices for the common stock as reported on the Nasdaq National Market.


FISCAL QUARTER                                        2000                                    1999
--------------                                        ----                                    ----
                                         HIGH          LOW      CLOSING            HIGH        LOW      CLOSING
                                         ----          ---      -------            ----        ---      -------
1st Quarter................           $22.438      $17.094      $20.000          $17.438      $9.625       $9.625
2nd Quarter................            32.313       19.750       30.000           15.813       6.563       14.969
3rd Quarter................            59.000       28.250       55.000           23.688      14.813       18.282
4th Quarter................            69.125       41.875       52.688           23.938      17.500       18.750

The Company has not paid any cash dividends on its common stock during the last five fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

The approximate number of shareholders of record at June 3, 2000 was 785.

ITEM 6.     SELECTED FINANCIAL DATA

Fiscal Years Ended (4):                           JUNE 3        MAY 31              MAY 31             MAY 31             MAY 31
(THOUSANDS OF DOLLARS EXCEPT PER SHARE)            2000          1999                1998               1997               1996
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                       $316,925      $206,242            $258,639           $193,325           $218,268

Net income                                        40,860        $7,528             $22,347            $16,519            $27,698

Net income per share - basic                        1.55          0.29                0.89               0.69               1.16

Net income per share - diluted                      1.49          0.28                0.86               0.67               1.13

Proforma net income (1),(2),(3)                   40,860        10,399              33,260             16,519             30,154

Proforma net income per share - basic (1),
   (2),(3)                                          1.55          0.40                1.32               0.69               1.27

Proforma net income per share - diluted (1),
   (2),(3)                                          1.49          0.39                1.28               0.67               1.24

Working capital                                  204,800       153,139             144,840            120,483            105,272

Net property, plant and equipment                 36,017        33,462              30,373             22,088             22,675

Total assets                                     291,641       221,823             209,131            176,003            164,729

Long-term debt                                         -             -                   -                  -                  -

Shareholders' equity                             256,141       201,261             188,094            148,762            133,719


(1) Fiscal 1996 excludes the pretax charge of $6.0 million in-process research and development associated with the acquisition of XRL, Inc.
(2) Fiscal 1998 excludes the pretax charge of $14.6 million in merger-related expenses associated with the acquisitions of Chip Star, Inc. ("Chip Star"), Dynamotion and Applied Intelligence Systems, Inc. ("AISI").
(3) Fiscal 1999 excludes the pretax charges of $2.8 million in merger-related expenses associated with the acquisitions of Testec, Inc. ("Testec"), and MicroVision Corp. ("MicroVision") and $1.4 million in trial-related, non-recurring litigation expenses.
(4) All per share amounts have been restated to reflect a two-for-one stock split in February 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company acquired the following five companies during fiscal 1998 and fiscal 1999: Dynamotion (June 9, 1997), Chip Star (June 26, 1997), AISI (December 1, 1997), Testec (December 21, 1998) and MicroVision (January 27,
1999). All of these transactions were structured as mergers. The AISI, Chip Star, MicroVision and Testec acquisitions were accounted for under the pooling-of-interests method, and the Dynamotion acquisition was accounted for as a purchase. Refer to the Notes to Consolidated Financial Statements for additional information.

FISCAL YEAR ENDED JUNE 3, 2000  COMPARED TO FISCAL YEAR ENDED MAY 31, 1999

         Revenue for fiscal 2000 was $316.9 million, which was 53.7% or $110.7 million higher than for fiscal 1999. The increase was due to higher sales of electronic component systems, machine vision equipment, semiconductor yield improvement systems and circuit fine tuning systems. These increases were partially offset by lower sales of advanced electronic packaging equipment. For fiscal 2000, electronic component systems represented the largest percentage of revenues at 37.2%. Semiconductor yield improvement systems contributed the highest revenues for fiscal 1999 at 31.5% of sales.

         Gross margin for the year ended June 3, 2000 was 55.0%, up from 49.9% in the prior fiscal year. The increase in margin from the prior fiscal year is driven by changes in product mix, higher average selling prices due to strong industry demand, and increased overhead absorption due to higher unit volumes.

         Selling, service and administrative expenses were $86.0 million, an increase of $27.3 million or 46.5% from fiscal 1999. Selling, service and administrative expenses decreased as a percentage of sales from 28.5% to 27.1%. The absolute dollar increase is attributable to higher commission expenses and an increase in the profit sharing and bonus accruals associated with increased sales volume and profits.

         Research, development and engineering expenses for the year ended June 3, 2000 increased to $31.1 million from $30.3 million for the prior year. Research, development and engineering expenses decreased as a percentage of sales, to 9.8% for 2000 from 14.7% for the prior year due to increased sales.

         The effective tax rate of 31.8% for the year ended June 3, 2000 was essentially flat compared to fiscal 1999. The lower effective tax rate as compared to the statutory federal tax rate is largely a result of the benefit of the Company's foreign sales corporation.

         Net income for the year ended June 3, 2000 was $40.9 million or $1.55 per basic share compared to $7.5 million or $0.29 per basic share for the same period of the prior year. Fiscal 1999 net income includes non-recurring expenses of $4.2 million, including $2.8 million in merger-related expenses for professional service fees and expenses associated with consolidating operations, and $1.4 million for incremental legal fees and trial expenses for intellectual property litigation. Excluding non-recurring expenses, fiscal 1999 net income was $10.4 million or $0.40 per basic share.


FISCAL YEAR ENDED MAY 31, 1999 COMPARED TO FISCAL YEAR ENDED MAY 31, 1998

         Revenue for fiscal 1999 was $206.2 million, which was 20.3% or $52.4 million lower than for fiscal 1998. The decrease was due to lower sales of electronic component systems, machine vision equipment and circuit fine tuning systems. These decreases were partially offset by higher sales of semiconductor improvement systems and advanced electronic packaging equipment. Semiconductor yield improvement systems contributed the highest revenues for fiscal 1999 at 31.5% of sales. For fiscal 1998, electronic component systems represented the largest percentage of revenues at 27.7%.

         Gross margin for the year ended May 31, 1999 was 49.9%, down from 55.2% in the prior fiscal year. The decrease in margin from the prior fiscal year is driven by changes in product mix, a slight decrease in average selling prices stemming from industry-wide delays in capital equipment investment, and reduced overhead absorption due to lower unit volumes.

         Selling, service and administrative expenses were $58.7 million for the year ended May 31, 1999, a decrease of $4.3 million or 6.9% from fiscal 1998. The decrease is attributable to lower commission expenses associated with decreased sales, reductions associated with the continued consolidation of selling and administrative functions for the Dynamotion, Chip Star, AISI and Testec acquisitions, and cost containment measures initiated in response to the decline in revenues in fiscal 1999. Selling, service and administrative expenses increased as a percentage of sales from 24.4% to 28.5%, due mainly to lower sales volume.

         Research, development and engineering expenses for the year ended May 31, 1999 were $4.5 million or 13.0% lower than the prior year due to fiscal 1999 cost containment measures. Research, development and engineering expenses increased as a percentage of sales to 14.7% for 1999 from 13.5% for the prior year. In connection with the purchase price allocation for Dynamotion in fiscal 1998, the Company estimated the fair value of the intangible assets, which indicated that a majority of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, acquired in-process research and development of $9.0 million has been reflected in non-recurring operating expenses for fiscal 1998 in the accompanying financial statements.

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

         Net income for the year ended May 31, 1999 was $7.5 million or $0.29 per basic share compared to $22.3 million or $0.89 per basic share for the same period of the prior year. Fiscal 1999 net income includes non-recurring expenses of $4.2 million, including $2.8 million in merger-related expenses for professional service fees and expenses associated with consolidating operations, and $1.4 million for incremental legal fees and trial expenses for intellectual property litigation. Excluding non-recurring expenses, fiscal 1999 net income was $10.4 million or $0.40 per basic share. Fiscal 1998 net income includes non-recurring expenses of $14.6 million, including $9.0 million for acquired in-process research and development associated with the Dynamotion purchase and $5.6 million in professional service fees and expenses associated with consolidating operations for the AISI, Chip Star and Dynamotion acquisitions. Excluding non-recurring expenses, fiscal 1998 net income was $33.3 million or $1.32 per basic share.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's principal sources of liquidity are: existing cash, cash equivalents and marketable debt securities of $98.4 million; accounts receivable of $73.3 million; and a $7.0 million line of credit, none of which was outstanding at June 3, 2000. ESI has no long-term debt and a current ratio of 6.8:1. Working capital increased to $204.8 million at June 3, 2000, from $153.1 million at May 31, 1999.

         The Company may acquire or invest in other complementary businesses, product lines or technologies. These acquisitions or investments may require additional debt or equity capital to fund such activities. A summary of cash flow activities follows:

                                                    2000        1999           1998
                                                    ----        ----           ----
                                                           (IN THOUSANDS)
Cash flows provided by (used in):
              Operating activities               $  67,559    $     343      $   1,505
              Investing activities (1)             (53,410)      (7,483)       (11,644)
              Financing activities                  12,934        4,899           (239)
                                                 ---------    ---------      ---------
Increase (decrease) in cash and cash
    equivalents (2)                              $  27,083    $  (2,241)     $ (10,378)
                                                 =========    =========      =========

(1) Reflects net purchase of $38.8 million in marketable debt securities during fiscal 2000 and net proceeds of $4.2 million from the sale of marketable debt securities during fiscal 1999.

(2) Total cash and securities increased from $32.7 million on May 31, 1999, to $98.4 million on June 3, 2000.

OPERATING ACTIVITIES: Operating cash flows increased $67.1 million over fiscal 1999 largely due to higher net income and partially due to net positive changes in certain working capital accounts. Trade receivables decreased $6.9 million. This decrease is primarily due to an increased emphasis on collection and fewer extended terms granted to our customers in comparison to last fiscal year. Inventory increased by $4.3 million from May 31, 1999 due to increases in raw materials and work in process. Current liabilities increased $14.5 million due to higher compensation accruals.

         On April 8, 1999, a federal court jury awarded ESI a $13.1 million judgment for damages in its patent infringement suit against General Scanning, Inc. General Scanning has filed an appeal of this judgment. Due to the appeal, ESI has not reflected this award in its financial results. ESI continues to record legal expenses related to this litigation as these expenses are incurred.

INVESTING ACTIVITIES: Net cash of $53.3 million was used in investing activities. The Company made net purchases in marketable debt securities of $38.8 million and purchases in the amount of $9.8 million to upgrade computing and manufacturing capabilities and to renovate and improve utilization of office and manufacturing space.

FINANCING ACTIVITIES: Net cash of $12.9 million was generated from financing activities in the form of cash generated by stock option exercises and sales under the employee stock purchase plan, as well as the related tax benefit.

CAPITAL COMMITMENTS: The Company has capital commitments of $4.5 million for construction of an additional domestic manufacturing facility which is expected to be completed during calendar year 2001.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes," "expects," and similar words, constitute forward-looking statements that involve a number of risks and uncertainties. From time to time the Company may issue other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ. Factors that may result in such variances include, but are not limited to the following:

INDUSTRY VOLATILITY

         The Company's business depends in large part upon the capital expenditures of manufacturers of electronic devices, including miniature capacitors, semiconductor memory devices and circuits used in wireless communications equipment, including pagers and wireless phones, automotive electronics and computers. The markets for products manufactured by the Company's customers are cyclical and have historically experienced periodic downturns, which have had a negative effect on the demand for capital equipment such as that sold by the Company.

CUSTOMER CONCENTRATION

Ten large multinational electronics companies constituted 39.7% of the Company's fiscal 2000 sales and therefore, the loss of any of these customers would be significant.

TECHNOLOGICAL CHANGE AND COMPETITION

         The market for the Company's products is characterized by rapidly changing technology and evolving industry standards. The Company believes that its future success will depend on its ability to develop and manufacture new products and product enhancements, and to introduce them successfully into the market. Failure to do so in a timely fashion could harm the Company's competitive position. The announcements or introductions of new products by the Company or its competitors may adversely affect the Company's operating results, since these announcements may cause customers to defer ordering products from the Company's existing product lines.

INTERNATIONAL TRADE AND ECONOMIC CONDITIONS

         International shipments accounted for 72.3% of sales for fiscal 2000 compared to 55.9% of sales for fiscal 1999. About 62% of the company's fiscal 2000 product sales are to customers in Asia versus 45% for fiscal year 1999. Substantially all Asian end customer receivables are secured by letters of credit. Although the economic conditions in the Asia Pacific region have stabilized to some degree, there can be no assurance that any remaining difficulties in Asian economies will not adversely affect the demand for the Company's products in that region or elsewhere. The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. Because of our significant dependence on international revenues, a continued or additional decline in the economies of any of the countries in which we do business would negatively affect our operating results. Other risks involved with international trade include changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, tariff regulations, difficulties in obtaining United States export licenses and the difficulties of staffing and managing foreign operations.

         Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risk. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 8.6% of fiscal 2000 consolidated operating expenses and are split 54% and 46% respectively between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurately increase or decrease operating expenses.

EURO CONVERSION

         The Company's information technology systems will allow for transactions to take place in both local currencies and the Euro, with the eventual elimination of the local currency. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, our management does not believe that the introduction of the Euro has or will have a material adverse affect on our results of operations.

FOREIGN SALES CORPORATION BENEFIT

         In February 2000, the World Trade Organization (WTO) ruled that Foreign Sales Corporations (FSC) provisions violated U.S. obligations under the General Agreement on Tariffs and Trade (GATT). As a result, the Company is required to discontinue use of its FSC by October 1, 2000. The Company is currently studying the effects of this ruling on its financial statements. Legislation for an alternative to the FSC may be forthcoming. Without an alternative, the Company believes that the WTO ruling will increase its effective tax rate and have a material effect on its financial statements.

ACQUISITIONS

         The Company has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including management assimilation and costs in connection with integration of the operations, technologies, and products of the acquired companies, possible impairment of acquired intangible assets, and the potential loss of key employees of the acquired companies. In addition, the Financial Accounting Standards Board has indicated that they plan to disallow the pooling-of-interests method of acquisition accounting. This could result is significant charges resulting from amortization of intangible assets recorded in connection with future acquisitions, and may alter the Company's acquisition strategy. The inability to manage these risks effectively could materially affect the Company's financial condition and results of operations.

KEY SUPPLIERS

         The Company uses numerous vendors to supply materials used in production. Although the Company makes reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. If the Company does not receive parts for production in a timely and cost effective manner, there can be no assurance that the Company's results of operations will not be materially and adversely affected.


MANUFACTURING DELAYS OR INTERRUPTIONS

         The Company depends on manufacturing flexibility to meet the changing demands of its customers. Any significant delay or interruption of manufacturing operations as a result of software deficiencies, natural disasters, and other causes, could result in ineffective manufacturing capabilities or delayed product deliveries. Any or all of which could materially and adversely affect the Company's results of operations and financial condition.

PATENT INFRINGEMENT

         Our business is characterized by continual technological change, with frequent introductions of new products and technologies. As a result, companies often design and develop similar products to those introduced by others, increasing the risk that their products and processes may give rise to claims that they infringe on the intellectual property rights of others. This inherent risk of infringement could cause the Company to incur significant litigation costs or other expenses.

STOCK MARKET VOLATILITY

         ESI believes that it has product offerings and resources needed for continued success. Future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Factors external to the Company can result in volatility of the Company's common stock price. Because of these factors, recent trends should not be considered reliable indicators of future stock prices or financial results.


YEAR 2000

To date, there have been no significant issues attributable to Year 2000
(Y2K).

         The Company has incurred costs associated with assessing the Y2K issue and implementing its Y2K plan. These costs have included consultants, software upgrades, and security system upgrades. The Company believes it has incurred substantially all of its total expected Y2K costs. Total costs of assessing and implementing the Company's Y2K plan have not had and are not expected to have a material effect on the Company's consolidated financial position or the results of its operations.

         The Company believes implementation of the plan has been successful after each key rollover date. The Company believes it will have no material business risk from any additional Y2K issues. There can be no assurances that third parties, over which the company has no control, will successfully address any remaining Y2K issues.

ITEM 7A.   MARKET RISK DISCLOSURE

INTEREST RATE RISK


         As of June 3, 2000, the Company's investment portfolio includes marketable debt securities of $63.5 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder's equity. Due to the short duration of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the Company's financial condition or the results of its operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

         The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to manage well-defined foreign currency risks. The Company enters into forward exchange contracts to hedge the value of accounts receivable denominated in Japanese yen. The impact of exchange rates on the forward contracts will be substantially offset by the impact of such changes on the underlying transactions. The effect of an immediate 10% change in exchange rates on the forward exchange contracts and the underlying hedged positions, denominated in Japanese yen, would not be material to the Company's financial position or the results of its operations.

Item 8.  Financial Statements and Supplementary Data.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           JUNE 3,           MAY 31,
                                                                                             2000              1999
                                                                                          ---------         ---------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                             $  34,876         $   7,793
    Securities available for sale                                                            63,522            24,865
                                                                                          ---------         ---------
             Total cash and securities                                                       98,398            32,658
    Trade receivables, less allowance for doubtful accounts                                  73,346            78,998
    Income tax refund receivable                                                              2,091             2,835
    Inventories -
       Finished goods                                                                        14,511            10,319
       Work-in-process                                                                       12,844             8,575
       Raw materials and purchased parts                                                     28,979            32,419
                                                                                          ---------         ---------
             Total inventories                                                               56,334            51,313
    Deferred income taxes                                                                     8,171             6,699
    Other current assets                                                                      1,534             1,198
                                                                                          ---------         ---------
             Total current assets                                                           239,874           173,701
PROPERTY AND EQUIPMENT, AT COST                                                              79,161            70,047
    Less-accumulated depreciation                                                           (43,144)          (36,585)
                                                                                          ---------         ---------
       Net property and equipment                                                            36,017            33,462
DEFERRED INCOME TAXES                                                                             -             2,455
OTHER ASSETS                                                                                 15,750            12,205
                                                                                          ---------         ---------
                                                                                          $ 291,641         $ 221,823
                                                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                      $  13,061         $   6,698
    Accrued liabilities -
       Payroll related                                                                       13,820             4,478
       Commissions                                                                            3,214             5,340
       Warranty                                                                               2,513             2,103
       Other                                                                                  1,798             1,603
                                                                                          ---------         ---------
              Total accrued liabilities                                                      21,345            13,524
    Deferred revenue                                                                            668               340
                                                                                          ---------         ---------
              Total current liabilities                                                      35,074            20,562
                                                                                          ---------         ---------
DEFERRED INCOME TAXES                                                                           426                 -
                                                                                          ---------         ---------
SHAREHOLDERS' EQUITY:

    Preferred stock, without par value; 1,000 shares authorized; no shares issued                 -                 -
    Common stock, without par value; 40,000 shares authorized; 26,855 and 26,094
    shares issued and outstanding at June 3, 2000 and May 31, 1999, respectively.(1)        120,140           107,206
    Retained earnings                                                                       137,405            96,545
    Accumulated other comprehensive income (loss)                                            (1,404)           (2,490)
                                                                                          ---------         ---------
              Total shareholders' equity                                                    256,141           201,261
                                                                                          ---------         ---------
                                                                                          $ 291,641         $ 221,823
                                                                                          =========         =========

(1) Share amounts for all periods presented have been restated to reflect a two-for-one stock split in February 2000. See Notes to the Consolidated Financial Statements.

        The accompanying notes are an integral part of these statements.

             ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE YEARS ENDED JUNE 3, 2000, MAY 31, 1999 AND MAY 31, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        2000              1999             1998
                                                     ---------         ---------        ---------
Net sales                                            $ 316,925         $ 206,242        $ 258,639

Cost of sales                                          142,460           103,311          115,816
                                                     ---------         ---------        ---------

        Gross margin                                   174,465           102,931          142,823

Operating expenses:

        Selling, service and administrative             86,033            58,718           63,043

        Research, development and engineering           31,143            30,289           34,806

        Non-recurring operating expenses                     -             4,180           14,634
                                                     ---------         ---------        ---------

             Total operating expenses                  117,176            93,187          112,483
                                                     ---------         ---------        ---------

Operating income                                        57,289             9,744           30,340

Interest income                                          2,695             1,147            1,475

Other income (expense), net                               (112)               89              501
                                                     ---------         ---------        ---------

Income before income taxes                              59,872            10,980           32,316

Provision for income taxes                              19,012             3,452            9,969
                                                     ---------         ---------        ---------

Net income                                           $  40,860         $   7,528        $  22,347
                                                     =========         =========        =========

Net income per share - basic (1)                     $    1.55         $    0.29        $    0.89
                                                     =========         =========        =========

Net income per share - diluted (1)                   $    1.49         $    0.28        $    0.86
                                                     =========         =========        =========

Weighted average number of shares - basic (1)           26,357            25,854           25,182

Weighted average number of shares - diluted (1)         27,357            26,480           26,062


(1) Shares and per share amounts for all periods presented have been restated to reflect a two-for-one stock split in February 2000. See Notes to the Consolidated Financial Statements.

        The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 3, 2000, MAY 31, 1999 AND MAY 31, 1998
                                 (IN THOUSANDS)

                                                                         COMMON STOCK
                                                                         ------------                     OTHER
                                                                    NUMBER OF              RETAINED   COMPREHENSIVE
                                                                    SHARES (1)   AMOUNT    EARNINGS   INCOME (LOSS)    TOTAL
                                                                    ----------   ------    --------   -------------    -----
BALANCE AT MAY 31, 1997                                              24,281   $  81,951   $  68,902    $  (2,090)   $ 148,763
     Adjustment to align AISI fiscal year with May 31                     -           -        (565)           -         (565)
     Stock plans:
          Employee stock plans                                          720       5,629           -            -        5,629
          Tax benefit of stock options exercised                          -       2,204           -            -        2,204
     Distribution to S-corp shareholders of pooled acquisitions           -           -      (1,094)           -       (1,094)
     Shares issued for Dynamotion acquisition                           694      11,950           -            -       11,950
     Comprehensive income:
          Net income                                                      -           -      22,347            -       22,347
          Cumulative translation adjustment                               -           -           -       (1,140)      (1,140)
                                                                                                                    ---------
     Comprehensive income                                                 -           -           -            -       21,207
                                                                  ---------   ---------   ---------    ---------    ---------

BALANCE AT MAY 31, 1998                                              25,695     101,734      89,590       (3,230)     188,094
     Stock plans:
          Employee stock plans                                          399       3,566           -            -        3,566
          Tax benefit of stock options exercised                          -       1,906           -            -        1,906
     Distribution to S-corp shareholders of pooled acquisitions           -           -        (573)           -         (573)
     Comprehensive income:
          Net income                                                      -           -       7,528            -        7,528
          Cumulative translation adjustment                               -           -           -          740          740
                                                                                                                    ---------
     Comprehensive income                                                 -           -           -            -        8,268
                                                                  ---------   ---------   ---------    ---------    ---------

BALANCE AT MAY 31, 1999                                              26,094     107,206      96,545       (2,490)     201,261
                                                                  ---------   ---------   ---------    ---------    ---------
     Stock plans:
          Employee stock plans                                          761       8,648           -            -        8,648
          Tax benefit of stock options exercised                          -       4,286           -            -        4,286
     Comprehensive income:
          Net income                                                      -           -      40,860            -       40,860
         Unrealized loss on securities held for sale                      -           -           -         (151)        (151)
          Cumulative translation adjustment                               -           -           -        1,237        1,237
                                                                                                                    ---------
     Comprehensive income                                                 -           -           -            -       41,946
                                                                  ---------   ---------   ---------    ---------    ---------

BALANCE AT JUNE 3, 2000                                              26,855   $ 120,140   $ 137,405    $  (1,404)   $ 256,141
                                                                  =========   =========   =========    =========    =========

 (1) Share amounts for all periods presented have been restated to reflect a two-for-one stock split in February 2000. See Notes to the Consolidated Financial Statements.

        The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED JUNE 3, 2000, MAY 31, 1999 AND MAY 31, 1998
                                 (IN THOUSANDS)

                                                                                2000             1999             1998
                                                                              --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                           $ 40,860         $  7,528         $ 22,347
         Adjustment to align pooled companies fiscal years with May 31               -                -             (565)
 Adjustments to reconcile net income to cash provided by
         operating activities:
         Non-recurring operating expenses                                            -            4,180           14,634
         Depreciation and amortization                                           8,808            6,772            5,879
         Non-cash charges (credits)                                                 78             (297)            (757)
         Deferred income taxes                                                   1,409           (1,674)             528
  Changes in operating accounts:
           (Increase) decrease in trade receivables                              6,857          (12,773)          (8,490)
           (Increase) decrease in inventories                                   (4,274)           1,670          (14,055)
           (Increase) decrease in other current assets                             631             (417)          (2,959)
            Increase (decrease) in current liabilities                          13,928           (4,943)         (15,814)
                                                                              --------         --------         --------
  Net cash provided by operating activities                                     68,297               46              748
                                                                              --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                           (10,004)          (9,625)         (13,480)
  Proceeds from sales of property and equipment                                    132            1,410            1,662
  Purchase of securities                                                       (66,169)         (16,809)         (18,668)
  Proceeds from sales of securities and maturing securities                     27,361           21,057           17,415
  (Increase) decrease in other assets                                           (5,468)          (3,219)           2,184
                                                                              --------         --------         --------
  Net cash used in investing activities                                        (54,148)          (7,186)         (10,887)
                                                                              --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options and stock plans and related
     tax benefits                                                               12,934            5,472            7,833
  Repayments of Dynamotion subsidiary debt(1)                                        -                -           (6,978)
  Distribution to S-corp shareholders of pooled acquisitions                         -             (573)          (1,094)
                                                                              --------         --------         --------
  Net cash provided by (used in) financing activities                           12,934            4,899             (239)
                                                                              --------         --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         27,083           (2,241)         (10,378)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 7,793           10,034           20,412
                                                                              --------         --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 34,876         $  7,793         $ 10,034
                                                                              ========         ========         ========


        The accompanying notes are an integral part of these statements.





(1) Acquisition of Dynamotion:

    Assets less liabilities acquired, net of cash                                                         $(11,950)
    Issuance of common stock and common stock options                                                       11,950
                                                                                                          --------
    Net cash used to acquire business                                                                     $      -
                                                                                                          ========



     Cash payments for interest were not significant in 2000, 1999 or 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (IN THOUSANDS, EXCEPT SHARE DATA UNLESS OTHERWISE NOTED)

BUSINESS ENVIRONMENT

         The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries (the Company), all of which are wholly owned. The Company designs and manufactures sophisticated products used around the world in electronics manufacturing including: laser manufacturing systems for semiconductor yield improvement, production and test equipment for the manufacture of surface mount ceramic capacitors, laser and mechanical advanced electronic packaging production systems, machine vision systems, and circuit fine tuning systems. The Company serves the global electronics market from its headquarters in Portland, Oregon and through subsidiaries located in the United States, Europe and Asia.

CONCENTRATIONS OF CREDIT RISK

         The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, securities held for sale, trade receivables and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. The Company places its investments with high credit quality financial institutions and limits the credit exposure from any one institution or instrument. To date, the Company has not experienced losses on any of these investments. The Company sells a significant portion of its products to a small number of large electronics manufacturers: 39.7% of fiscal 2000 revenues were derived from ten customers. The Company's operating results could be adversely affected if the financial condition and operations of these key customers decline.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences could be material to the financial statements.

STOCK SPLIT

         The Company's Board of Directors approved a two-for-one stock split to shareholders of record at the close of business February 23, 2000, effective February 24, 2000. All per share and shares outstanding data in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect the stock split.

CHANGE IN FISCAL YEAR END

         On September 30, 1999, the Company decided to change its fiscal quarters to correspond with a four week, five week, four week quarter, which means each quarter will end on a Saturday. Previously, the quarters ended on the last day of the calendar month. This translates to a change in fiscal year end. Previously, the Company's fiscal year end was May 31. Upon implementing this change, the fiscal year will end on the Saturday following or directly preceding May 31, whichever Saturday is the fewest number of days from May 31. In addition, depending on which Saturday is used, the Company may have either a 52 or 53 week fiscal year.

RECLASSIFICATIONS

         Certain reclassifications have been made in the accompanying consolidated financial statements for 1998 and 1999 to conform to the 2000 presentation.

REVENUE RECOGNITION

         The Company generally recognizes revenue at the time of shipment and when collection of the receivable is probable. Revenue associated with service or maintenance contracts is recognized ratably over the life of the contract, which is generally one year. See Recent Accounting Pronouncements for more information.

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

COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income includes net income and "other comprehensive income," which includes charges or credits to equity that are not the result of transactions to shareholders. The Company's only material components of "other comprehensive income" are cumulative foreign currency translation adjustments and unrealized gain or loss on securities available for sale.

NET INCOME PER SHARE

         The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128). SFAS 128 requires the dual presentation of basic and diluted earnings per share and other additional disclosures. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and share equivalents (stock options) outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

Revenue Recognition

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," in December 1999. SAB 101 provides guidance for applying Generally Accepted Accounting Principles (GAAP) to revenue recognition in financial statements filed with the SEC. Specifically, SAB 101 addresses recognizing revenue upon installation and acceptance versus shipment. The Company generally recognizes revenue upon shipment. The Company will be required to adopt SAB 101 in the fourth fiscal quarter of 2001. Management has not yet determined the potential effect of the implementation of SAB 101 on the Company's financial condition or results of operations. Since the implementation of SAB 101 could result in changes to the timing of the Company's revenue recognition, its effect could be material and adverse to the Company's financial condition and results of operations in the period of implementation.

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

PROPERTY AND EQUIPMENT

         Major classes of property and equipment consist of the following:

                                                           JUNE 3,       MAY 31,
                                                            2000           1999
                                                            ----           ----
          Land                                           $ 4,534        $ 4,534
          Buildings and improvements                      23,990         22,171
          Machinery and equipment                         48,770         41,756
          Construction in progress                         1,867          1,586
                                                         -------        -------
                                                         $79,161        $70,047
                                                         =======        =======


LINE OF CREDIT

         The Company has a short-term revolving line of credit with a large foreign bank totaling $7,000. This line expires in September 2000. The Company expects to renew the line through 2001. At the Company's option, the interest rate is prime or LIBOR plus 1.25 percent. There were no borrowings outstanding at June 3, 2000 or May 31, 1999.

EMPLOYEE BENEFIT PLANS

         The Company has an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. The Company contributed $1,123, $950 and $830 to the plan for the years ended June 3, 2000, May 31, 1999 and May 31, 1998, respectively.

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

         The net deferred tax asset as of June 3, 2000 and May 31, 1999 consists of the following tax effects relating to temporary differences and carryforwards:

                                                                     JUNE 3,         MAY 31,
                                                                      2000             1999
                                                                      ----             ----
Deferred Tax Assets:

       Receivable and inventory valuation                         $    3,384        $   2,418
       Vacation pay                                                      880              963
       Warranty costs                                                    930              778
       Capitalized merger expenses                                         -              406
       Accrued commissions                                               135            1,561
       Payroll related accruals                                        1,065                -
       Other accrued liabilities                                         988            1,175
                                                                  ----------        ---------
                                                                       7,382            7,301
       Tax loss and credit carryforwards                               5,089            7,438
                                                                  ----------        ---------
                   Total deferred tax assets                          12,471           14,739

Deferred Tax Liabilities:

       Tax in excess of book depreciation                             (1,054)          (1,257)
       Other deferred tax liabilities                                   (597)            (891)
                                                                  ----------        ---------
                   Total deferred tax liabilities                     (1,651)          (2,148)

Valuation allowance                                                   (3,075)          (3,437)
                                                                  ----------        ---------
Net deferred tax asset                                            $    7,745        $   9,154
                                                                  ==========        =========


         At June 3, 2000 there were net operating losses of $11,591 available for U.S. federal income tax purposes. These losses were principally acquired as part of the Dynamotion and AISI acquisitions and expire through 2013. These losses are subject to certain limitations caused by the change in ownership. Accordingly, their utilization in future periods may be restricted. Given these limitations, some of these losses may not be realizable, and accordingly, a valuation allowance has been recorded.

         The components of income before income taxes and the provision for income taxes are as follows:

                                                             JUNE 3,       MAY 31,       MAY 31,
                                                              2000          1999         1998
                                                              ----          ----         ----
Income (loss) before income taxes:

      Domestic                                              $  58,300     $  12,309    $  30,775
      Foreign                                                   1,572        (1,329)       1,541
                                                            ---------     ---------    ---------
                                                            $  59,872     $  10,980    $  32,316
                                                            =========     =========    =========

Provision (benefit) for income taxes:
      Current:

          U.S. Federal and State                            $  11,905     $   3,209    $   6,658
          Foreign                                               1,412            11          579
                                                            ---------     ---------    ---------
                                                               13,317         3,220        7,237
      Deferred                                                  1,409        (1,674)         528
      Income tax effect of stock options exercised              4,286         1,906        2,204
                                                            ---------     ---------    ---------
                                                            $  19,012     $   3,452    $   9,969
                                                            =========     =========    =========


         The tax benefit related to stock option exercises has been recorded as an increase to common stock rather than a reduction to the provision for income taxes.

         A reconciliation of the provision for income taxes at the federal statutory income tax rate to the provision for income taxes as reported is as follows:

                                                                JUNE 3,     MAY 31,      MAY 31,
                                                                  2000        1999        1998
                                                                  ----        ----        ----
Provision computed at federal statutory rate                  $ 20,956    $  3,843    $ 11,311
Higher than U.S. tax rates in foreign jurisdictions                822         353          40
Impact of U.S. tax losses and credit carryforwards              (1,188)       (636)     (2,214)
Impact of state taxes                                            1,314         503         342
Benefit of foreign sales corporation (FSC)                      (3,500)     (1,027)     (1,332)
Nondeductible merger related expenses                                -         487       3,617
Impact of pooled subchapter S corporations                           -       (236)     (1,913)
Other, net                                                         608         165         118
                                                              --------    --------    --------
                                                              $ 19,012    $  3,452    $  9,969
                                                              ========    ========    ========

         Consolidated income tax payments amounted to $12,856, $4,361 and $9,673 for the years ended June 3, 2000, May 31, 1999 and May 31, 1998, respectively.

EARNINGS PER SHARE

         The Company computes net income per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS
128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements

                                                                      JUNE 3,        MAY 31,       MAY 31,
                                                                        2000          1999           1998
                                                                        ----          ----           ----
                                                                        (IN 000'S EXCEPT PER SHARE DATA)

Net income                                                          $ 40,860      $  7,528       $ 22,347
                                                                    ========      ========       ========

Weighted average number of shares of common stock and common stock equivalents outstanding:

     Weighted average number of shares - basic                        26,357        25,854         25,182

     Dilutive effect of employee stock options                         1,000           626            880
                                                                    --------      --------       --------

     Weighted average number of shares - diluted                      27,357        26,480         26,062
                                                                    ========      ========       ========

Net income per share - basic                                        $   1.55      $   0.29       $   0.89
                                                                    ========      ========       ========

Net income per share - diluted                                      $   1.49      $   0.28       $   0.86
                                                                    ========      ========       ========

The number of options to purchase shares of common stock that were excluded from the table above (as the effect would have been anti-dilutive) were 1,208,599, 1,154,116 and 41,100 for the years ended June 3, 2000, May 31,
1999, and May 31, 1998, respectively.

COMMITMENTS AND CONTINGENCIES

         The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to manage well-defined foreign currency risks. The Company enters into forward exchange contracts to hedge the value of accounts receivable denominated in a foreign currency. Foreign exchange contracts have gains and losses that are recognized at the end of each fiscal period. At June 3, 2000 and May 31, 1999 , the Company had forward exchange contracts totaling $35,491 and $5,443, respectively. These contracts mature in approximately one year and the counterparties are large, highly rated, widely recognized banks; therefore, risk of credit loss as a result of nonperformance by the banks is minimal. The use of derivatives does not have a significant effect on the Company's financial position or the results of its operations.

         The Company leases certain equipment, cars, and office space under operating leases, which are non-cancelable and expire on various dates through 2011. The aggregate minimum commitment for rentals under operating leases beyond June 3, 2000 is as follows:

                    2001                $1,261
                    2002                   856
                    2003                   501
                    2004                   369
                    2005                   262
                    Thereafter             552
                                        ------
                    Total               $3,801
                                        ======

         Rental Expense for all operating leases was $1,314 in 2000, $ 1,854 in 1999, and was insignificant in 1998.


SECURITIES AVAILABLE FOR SALE

         The Company classifies its marketable debt securities as Securities Available for Sale in the accompanying Consolidated Balance Sheets. All of the Company's marketable debt securities are invested in high credit quality securities. The amortized cost of these securities approximates fair market value.

         During fiscal 2000 and 1999, proceeds of $27,361 and $21,057, respectively, resulted from the sale or maturity of securities. There were no material realized gains or losses associated with these sales or maturities.

SHAREHOLDER RIGHTS PLAN

         The Company renewed its Shareholder Rights Plan in May 1999 and accordingly declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to holders of record on June 4, 1999. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $270, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. Generally the Rights become exercisable after a person or group acquires or commences a tender offer that would result in beneficial ownership of 15 percent or more of the Company's outstanding Common Stock. In addition, the Rights become exercisable if any party becomes a beneficial owner of 10 percent or more of the Company's outstanding Common Stock and is determined by the Board of Directors to be an adverse party. If a person or group acquires 15 percent of the Company's outstanding Common Stock or the Board of Directors declares a person to be an Adverse Person, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock or, in certain circumstances, other assets of the Company having a value equal to two times the exercise price of the Right. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on May 7, 2009 and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

STOCK PLANS

         In September 1989, the shareholders approved the adoption of the 1989 Stock Option Plan (the "1989 Plan") pursuant to which 500,000 shares of the Company's common stock have been reserved for issuance. In September 1998, shareholders approved additional shares under this plan increasing the total available to 2,200,000. The Company's two for one stock split in February 2000 doubled the total shares available to 4,400,000. Options under the 1989 Plan generally vest 25% per year over a 4 year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. The 1989 Plan allows for automatic annual grants to non-employee directors for 6,000 shares (as adjusted) of Common Stock on July 31 of each year, with an option price equal to the closing market price on the date of the grant, a ten-year term and a four-year vesting schedule. The 1989 Plan allows for grants of incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended or non-statutory stock options. Stock appreciation rights may be granted in connection with options, although no options have been granted which include stock appreciation rights.

         In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan (the "ESPP") pursuant to which 150,000 shares of the Company's common stock have been reserved for issuance to participating employees. In September 1998, shareholders approved additional shares under this plan increasing the total available to 450,000. The Company's two for one stock split in February 2000 doubled the total shares available to 900,000. Eligible employees may elect to contribute up to 15 percent of their cash compensation during each pay period. The ESPP provides for one 12-month offering period beginning January 8 of each year. During the offering period, participants accumulate funds in an account via payroll deduction. At the end of the offering period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of the Company's common stock. The purchase price per share is equal to 85% of the lower of the fair market value of the common stock (a) on the enrollment date of the offering period or (b) on the date of purchase.

In September 1996, the shareholders approved the 1996 Stock Incentive Plan (the "Incentive Plan") pursuant to which 150,000 shares of the Company's common stock have been reserved for issuance to participating employees. In September 1998, shareholders approved additional shares under this plan increasing the total available to 250,000. The Company's two for one stock split in February 2000 doubled the total shares available to 500,000. The Incentive Plan allows for the grants of stock bonuses, restricted stock or performance-based awards. The Company's restricted stock grants vest based on certain performance criteria that are tied to the Company's stock price. During fiscal 2000, 1999 and 1998, ESI recorded $2,498, $499 and $455, respectively, of compensation expense related to restricted stock grants, respectively.

         In April 2000, the Board of Directors approved the adoption of the 2000 Stock Option Plan (the "2000 Plan") pursuant to which 1,000,000 shares of the Company's common stock have been reserved for issuance. The 2000 Plan allows for grants to non-officer employees of non-statutory stock options, stock bonuses or restricted stock.

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

         The Company has computed, for pro forma disclosure purposes, the per share value of all options granted under the stock option plan to be $29.19, $22.36 and $17.88 for 2000, 1999 and 1998, respectively. The pro forma value of options granted under the employee stock purchase plan is immaterial for 2000, 1999 and 1998. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for grants in 2000, 1999, and 1998:

YEAR ENDED:                            JUNE 3,        MAY 31,          MAY 31,
                                        2000           1999             1998
                                        ----           ----             ----
Risk-free interest rate                 5.5%           5.5%              7.5%
Expected dividend yield                  0%             0%                0%
Expected life                          6 years        5 years          5 years
Expected volatility                     66.5%          67.4%            46.5%

         The total value of options granted would be amortized on a pro rata basis over the vesting period of the options. Options generally vest equally over four years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts for the fiscal years ended as follows:

                                             JUNE 3,       MAY 31,       MAY 31,
                                              2000          1999          1998
                                              ----          ----          ----
Net income:
              As reported                    $40,860        $7,528       $22,347
              Pro forma                      $36,373        $3,990       $21,116
Net income per share: (1)
              As reported - basic            $  1.55        $ 0.29       $  0.89
              As reported - diluted          $  1.49        $ 0.28       $  0.86
              Pro forma - basic              $  1.38        $ 0.16       $  0.84
              Pro forma - diluted            $  1.36        $ 0.15       $  0.81

(1) Per share amounts for all periods presented have been restated to reflect a two-for-one stock split in February 2000. See Notes to the Consolidated Financial Statements

         The following table summarizes activity in the stock plans for the years ended June 3, 2000, May 31, 1999, and May 31, 1998.

                                                                            FISCAL YEAR ENDED
                                                       2000                        1999                       1998
                                                       ----                        ----                       ----
                                                             WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                 SHARES       AVERAGE       SHARES       AVERAGE       SHARES       AVERAGE
                                               (IN 000'S)   EXER. PRICE   (IN 000'S)   EXER. PRICE   (IN 000'S)   EXER. PRICE
                                               ----------   -----------   ----------   -----------   ----------   -----------
Options outstanding at beginning of year         2,566        $14.08        1,886        $10.46        2,394        $ 9.70
     Granted ...........................         1,593         46.39        1,068         17.83          416         16.37
     Exercised .........................           685         10.10          322          8.16          780          6.19
     Canceled ..........................           201         17.99           66         12.48          144         12.86
                                                ------       -------       ------        ------       ------        ------
Options outstanding at end of year .....         3,273         30.41        2,566         14.08        1,886         10.46
                                                ======       =======       ======        ======       ======        ======
Exercisable at end of year .............           852        $12.53        1,088        $ 9.50        1,030        $ 7.84
                                                ======       =======       ======        ======       ======        ======

Shares issued under the ESPP ...........            62        $19.34           75        $14.72           53        $10.99
                                                ======       =======       ======        ======       ======        ======


         In addition to the options above, the company had 122,450, 156,946 and 157,022 of restricted stock grants outstanding as of June 3, 2000, May 31, 1999, and May 31, 1998, respectively, none of which were exercisable.

         The following table sets forth the exercise price range, number of shares outstanding at June 3, 2000, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

                                             WEIGHTED-
                                              AVERAGE
      RANGE OF           OUTSTANDING         REMAINING          WEIGHTED-          EXERCISABLE          WEIGHTED-
      EXERCISE              AS OF           CONTRACTUAL          AVERAGE              AS OF              AVERAGE
       PRICES           JUNE 3, 2000       LIFE (YEARS)       EXERCISE PRICE       JUNE 3, 2000       EXERCISE PRICE
       ------           ------------       ------------       --------------       ------------       --------------
 $  1.35- 9.00               328,854               4.45                $6.11            319,324                $6.06
    9.75-13.56               332,580               6.47                12.85            229,561                12.75
   14.25-15.75                69,872               7.43                15.45             33,622                15.45
   15.78-18.88               730,774               8.82                18.80            184,664                18.72
   18.91-26.64               585,613               8.73                23.55             81,303                20.28
   27.63-50.38                26,400               9.53                36.75                500                29.03
   52.75-52.75             1,133,255               9.86                52.75                  -                    -
   54.50-61.00                63,844               9.57                59.31              3,094                55.25
   61.63-63.25                 1,500               9.84                62.17                  -                    -
                     ------------------------------------------------------------------------------------------------
                           3,272,692               8.48               $30.41            852,068               $12.53
                     ================================================================================================

SEGMENT REPORTING

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131), effective May 31, 1999. ESI designs and manufactures products that target several markets within the capital equipment segment of the electronics industry. These products include semiconductor yield improvement systems, electronic component manufacturing systems, advanced electronic packaging equipment, vision and inspection products and circuit fine tuning systems. The Company generally manages its resources on an enterprise-wide basis for assessing performance. Accordingly, based on the provisions of SFAS 131, the Company operates in one segment.

         The following data represents sales by product line for the years ending:

                                           JUNE 3,           MAY 31,           MAY 31,
                                            2000              1999              1998
                                            ----              ----              ----

Semiconductor Yield Improvement          $  81,947         $  64,953          $  61,353
Electronic Component Systems               117,915            46,312             71,729
Advanced Electronic Packaging               40,897            46,149             44,721
Vision Products                             45,122            27,021             54,132
Circuit Fine Tuning Products                31,044            21,807             26,704
                                         ---------         ---------          ---------
Net Sales                                $ 316,925         $ 206,242          $ 258,639
                                         =========         =========          =========


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

         Export sales included in United States sales to unaffiliated customers for the years ended June 3, 2000, May 31, 1999, and May 31, 1998 were as follows:

                                            EUROPE        ASIA           TOTAL
                                            ------        ----           -----
June 3, 2000...............................$ 13,758     $164,697       $178,455
May 31, 1999...............................$  5,512     $ 77,527       $ 83,039
May 31, 1998...............................$ 12,112     $ 96,839       $108,951

         The most significant sales outside the U.S. were to Japan, Taiwan and Korea, which represented 21%, 16%, and 14% of the Company's net sales for fiscal 2000, respectively.

         In fiscal 2000, 1999 and 1998, there were no sales to any one customer in excess of 10% of consolidated net sales.

The following data represents segment information for the years ending:

                                                                                            ADJUSTMENTS
                                             UNITED                                            AND
JUNE 3, 2000                                 STATES          EUROPE            ASIA        ELIMINATIONS      CONSOLIDATED
------------                                 ------          ------            ----        ------------      ------------
Sales to unaffiliated customers ....        $266,243        $ 17,935         $ 32,747        $      -         $316,925
Transfers between geographic areas .          38,944               -              287         (39,231)               -
                                            --------        --------         --------        --------         --------
Total revenue ......................        $305,187        $ 17,935         $ 33,034        $(39,231)        $316,925
                                            ========        ========         ========        ========         ========
Operating income (loss)  ...........        $ 55,657        $   (146)        $  2,613        $   (835)        $ 57,289
                                            ========        ========         ========        ========         ========
Identifiable assets at June 3, 2000         $233,025        $  7,322         $ 19,653        $(66,757)        $193,243
                                            ========        ========         ========        ========
Corporate assets ...................                                                                            98,398
                                                                                                              --------
Total assets at June 3, 2000 .......                                                                          $291,641
                                                                                                              ========
MAY 31, 1999
------------

Sales to unaffiliated customers ....        $173,912        $ 17,472         $ 14,858        $ -              $206,242
Transfers between geographic areas .          23,643               -              229         (23,872)               -
                                            --------        --------         --------        --------         --------
Total revenue ......................        $197,555        $ 17,472         $ 15,087        $(23,872)        $206,242
                                            ========        ========         ========        ========         ========
Operating income (loss) (1).........        $ 11,220        $ (1,553)        $    290        $   (213)        $  9,744
                                            ========        ========         ========        ========         ========
Identifiable assets at May 31, 1999         $226,612        $  6,099         $ 10,286        $(53,832)        $189,165
                                            ========        ========         ========        ========
Corporate assets ...................                                                                            32,658
                                                                                                              --------
Total assets at May 31, 1999  ......                                                                          $221,823
                                                                                                              ========

MAY 31, 1998
------------

Sales to unaffiliated customers ....        $215,874        $ 24,089         $ 18,676        $ -              $258,639
Transfers between geographic areas .          31,361               -              217         (31,578)               -
                                            --------        --------         --------        --------         --------
Total revenue ......................        $247,235        $ 24,089         $ 18,893        $(31,578)        $258,639
                                            ========        ========         ========        ========         ========
Operating income (2)................        $ 28,767        $    497         $    935        $    141         $ 30,340
                                            ========        ========         ========        ========         ========
Identifiable assets at May 31, 1998         $189,040        $  8,739         $  8,425        $(36,220)        $169,984
                                            ========        ========         ========        ========
Corporate assets ...................                                                                            39,147
                                                                                                              --------
Total assets at May 31, 1998  ......                                                                          $209,131
                                                                                                              ========

(1) Includes $2,773 in non-recurring operating expenses associated with the acquisition of Microvision and Testec and $1,407 in trial-related expenses associated with the General Scanning lawsuit

(2) Includes $14,634 in merger-related expenses associated with the acquisition of Dynamotion, Chip Star and AISI.

ACQUISITIONS

MICROVISION CORP.

         On January 29, 1999, the Company completed the acquisition of MicroVision, a provider of integrated, vision-based inspection and automation solutions for use in semiconductor front-end and back-end applications, located in Chanhassen, Minnesota. The acquisition consideration consisted of 2,037,000 shares of ESI stock. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

TESTEC, INC.

         On December 21, 1998, the Company completed the acquisition of Testec, a provider of electrical test systems for the passive component marketplace, located in Phoenix, Arizona. The acquisition consideration consisted of 1,000,000 shares of ESI common stock. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

CHIP STAR INC.

         On June 26, 1997, the Company completed the acquisition of Chip Star Inc., a provider of ceramic capacitor termination systems located in San Marcos, California, through the issuance of 1,400,000 shares of ESI stock. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

APPLIED INTELLIGENT SYSTEMS, INC.

         On December 1, 1997, the Company completed the acquisition of AISI, a provider of machine vision solutions for the semiconductor and electronics industries, located in Ann Arbor, Michigan. The acquisition consideration consisted of 2,799,030 shares of ESI common stock. The transaction has been accounted for as a pooling-of-interests and, accordingly, all data included in the Consolidated Financial Statements has been restated.

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

                                               YEAR ENDED MAY 31,
                                             1999              1998
                                             ----              ----
Net Sales:
  ESI                                     $ 196,735         $ 212,374
  MicroVision                                 6,920            21,889
  Testec                                      2,587             7,131
  AISI                                            -            17,245
                                         ----------------------------
  As Restated                             $ 206,242         $ 258,639
                                         ============================
Net Income :
  ESI                                     $   6,853         $  13,135
  MicroVision                                   335             3,521
  Testec                                        340             1,943
  AISI                                            -             3,748
                                         ----------------------------
  As Restated                             $   7,528         $  22,347
                                         ============================



DYNAMOTION CORP.

         On June 9, 1997, the Company acquired all of the outstanding stock of Dynamotion Corp., a producer of high performance mechanical drilling and routing systems based in Santa Ana, California. The purchase consideration consisted of 694,400 shares of ESI stock. The transaction was accounted for as a purchase.

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


NON-RECURRING OPERATING EXPENSES

         In fiscal 1999, the Company incurred $2,773 in professional service fees and expenses associated with the acquisitions of Testec and MicroVision. In addition, the Company incurred $1,407 in incremental trial-related legal costs associated with the General Scanning lawsuit. Both of these amounts are included in non-recurring operating expenses on the income statement.

         In fiscal 1998, the Company incurred $14,634 in merger-related expenses associated with the acquisitions of Dynamotion, Chip Star and AISI. These expenses included $9,000 for acquired in-process research and development associated with the Dynamotion purchase and $5,634 in professional and service fees and expenses associated with the consolidation of operations for AISI, Chip Star and Dynamotion purchases.

QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

                                                 1ST           2ND          3RD           4TH
YEAR ENDED JUNE 3, 2000                        QUARTER       QUARTER      QUARTER       QUARTER
-----------------------                        -------       -------      -------       -------
Net sales                                     $ 58,974      $ 66,935     $ 82,081      $ 108,935
Gross margin                                    30,621        36,288       45,899         61,657
Net income                                       4,785         6,927       11,943         17,205
Net income per share - basic(2)                  $0.18         $0.26        $0.45          $0.64
Net income per share - diluted(2)                $0.18         $0.26        $0.43          $0.61

YEAR ENDED MAY 31, 1999

Net sales                                     $ 48,421      $ 49,038     $ 51,506      $  57,277
Gross margin                                    23,975        24,781       26,091         28,084
Net income1                                      1,213         2,459          920          2,936
Net income per share - basic(1),(2)           $   0.05      $   0.10     $   0.04      $    0.11
Net income per share - diluted(1),(2)         $   0.05      $   0.09     $   0.03      $    0.11


(1) Operations for fiscal 1999 include $2,773 and $1,407 in pretax
    non-recurring    operating expenses for the third and fourth quarters,
    respectively.

(2) Share and per share amounts for all periods presented have been restated to reflect a two-for-one stock split in February 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Electro Scientific Industries, Inc.:

         We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of June 3, 2000 and May 31, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 3, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of June 3, 2000 and May 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 3, 2000 in conformity with accounting principles generally accepted in the United States.


                                               ARTHUR ANDERSEN LLP

Portland, Oregon
June 30, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Information with respect to executive officers of the Company is included under Item 4 of Part I of this Report. No information is required to be included for Item 405 of Regulation S-K for 2000.


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included under "Board Compensation," "Executive Compensation" (excluding the performance graph) and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal
Shareholders" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Financial Statements and Schedules.

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated.

Electro Scientific Industries, Inc.
and Subsidiaries:

                                                                      Page
                                                                      ----

         Consolidated Balance Sheets as of
               June 3, 2000 and May 31, 1999                           26
         Consolidated Statements of
               Income for the Years Ended
               June 3, 2000, May 31, 1999, and May 31, 1998            27
         Consolidated Statements of
               Shareholders' Equity for the Years Ended
               June 3, 2000, May 31, 1999, and May 31, 1998            28
         Consolidated Statements of
               Cash Flows for the Years Ended
               June 3, 2000, May 31, 1999, and May 31, 1998            29
         Notes to Consolidated Financial Statements                    31-50
         Report of Independent Public Accountants                      51


All schedules are omitted, as the required information is inapplicable or not significant.

(A)(3) Exhibits.

         3-A. Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

         3-B. Articles of Amendment of Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-B of the Company's Annual Report on Form10K for the fiscal year ended May 31, 1999.

         3-C. Bylaws of the Company. Incorporated by reference to Exhibit 3-B of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

         4-A. Rights Agreement, dated as of May 7, 1999, between the Company and First Chicago Trust Company of New York, relating to rights issued to all holders of Company Common Stock. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated May 7, 1999.

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

         10-F.    2000 Stock Option Plan.

         21.      Subsidiaries of the Company.

         23.      Consent of Independent Public Accountants.

         27.      Financial Data Schedule.

(b) Reports on Form 8-K. No reports of Form 8-K were filed during the quarter ended June 3, 2000.

(1)      Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 1, 2000               ELECTRO SCIENTIFIC INDUSTRIES, INC.
                                    By /s/ Donald R. Vanluvanee
                                      ---------------------------------
                                    Donald R. VanLuvanee
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 1, 2000.

Signature                                              Title

(1)      Principal Executive, Financial and
         Accounting Officers

/s/ Donald R. Vanluvanee                        Director, President and Chief
--------------------------------                    Executive Officer
Donald R. VanLuvanee

/s/ James  T. Dooley                            Senior Vice President and Chief
--------------------------------                    Financial Officer
James T. Dooley

(2)      Directors

/s/ David F. Bolender                           Chairman of the Board
--------------------------------
David F. Bolender

/s/ Larry L. Hansen                             Director
--------------------------------
Larry L. Hansen

/s/ W. Arthur Porter                            Director
--------------------------------
W. Arthur Porter

/s/ Vernon B. Ryles  Jr.                        Director
--------------------------------
Vernon B. Ryles

/s/ Gerald F. Taylor                            Director
--------------------------------
Gerald F. Taylor

/s/ Jon D. Tompkins                             Director
--------------------------------
Jon D. Tompkins

/s/ Keith L. Thomson                            Director
--------------------------------
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

        3-B. Articles of Amendment of Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-B of the Company's Annual Report on Form10K for the fiscal year ended May 31, 1999.

        3-C.               Bylaws of the Company. Incorporated by reference to
                           Exhibit 3-B of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

        4-A Rights Agreement, dated as of May 7, 1999, between the Company and First Chicago Trust Company of New York relating to rights issued to all holders of Company Common Stock. Incorporated by reference to
                           Exhibit 4.1 to the Company's Report on Form 8-K dated May 7, 1999.

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

       10-F.               2000 Stock Option Plan

       21.                 Subsidiaries of the Company.

       23.                 Consent of Independent Public Accountants.

       27.                 Financial Data Schedule.