Form 10-Q
period 2000-09-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2000-10-16
CIK 726514

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-12853

ELECTRO SCIENTIFIC INDUSTRIES, INC.

Oregon	93-0370304

13900 N.W. Science Park Drive, Portland, Oregon
97229

(503) 641-4141

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 2, 2000 there were 26,924,787 shares of Common Stock of Electro Scientific Industries, Inc. outstanding.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Page No.
Part I.	Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets September 2, 2000 and June 3, 2000*	3-4
	Consolidated Statements of Income Three Months ended September 2, 2000 and August 31, 1999	5
	Consolidated Statements of Cash Flows Three Months ended September 2, 2000 and August 31, 1999	6
	Notes to Consolidated Financial Statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
Part II.	Other Information
Item 1.	Legal Proceedings	14
Item 6.	Exhibits and Reports on Form 8-K	14
	Signature	15

*
Audited

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	September 2, 2000*	June 3, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,093	$34,876
Securities available for sale	77,422	63,522
Trade receivables, net	77,055	73,346
Inventory	64,663	56,334
Deferred income taxes	8,171	8,171
Other current assets	2,200	3,625

Total current assets	277,604	239,874

PROPERTY AND EQUIPMENT, AT COST	78,942	79,161
Less—Accumulated depreciation	(41,364)	(43,144)

Net property and equipment	37,578	36,017

OTHER ASSETS	14,299	15,750

Total Assets	$329,481	$291,641

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	September 2, 2000*	June 3, 2000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,945	$13,061
Accrued liabilities:
Payroll related	13,279	13,820
Commissions	4,130	3,214
Warranty	2,960	2,513
Income Taxes Payable	8,233	—
Other	2,487	1,798

Total accrued liabilities	31,089	21,345
Deferred revenue	2,294	668

Total current liabilities	50,328	35,074

Deferred income taxes	426	426
TOTAL LIABILITIES:	$50,754	$35,500

SHAREHOLDERS' EQUITY:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; Authorized: 40,000 shares; Outstanding: 26,925, and 26,855 respectively	120,570	120,140
Retained earnings	160,700	137,405
Accumulated other comprehensive loss	(2,543)	(1,404)

Total shareholders' equity	278,727	256,141

Total liabilities and shareholders' equity	$329,481	$291,641

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

	Three Months Ended* September 2, 2000	Three Months Ended* August 31, 1999
Net sales	$128,532	$58,974
Cost of sales	53,700	28,353

Gross margin	74,832	30,621
Operating expenses:
Selling, service and administrative	29,124	16,319
Research, development and engineering	11,750	7,482

Total operating expenses	40,874	23,801

Operating income	33,958	6,820
Interest income	1,803	257
Other income (expense), net	76	(40)

Income before income taxes	35,837	7,037
Provision for income taxes	12,542	2,252

Net income	$23,295	$4,785

Net income per share:
Basic	$0.87	$0.18

Diluted	$0.83	$0.18

Weighted average number of shares:
Basic	26,870	26,118
Diluted	27,971	26,770

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except per share data)

	Three Months Ended
	September 2, 2000*	August 31, 1999*
Cash Flows From Operating Activities:
Net income	$23,295	$4,785
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,325	2,141
Deferred Income Taxes	—	(1,200)
Changes in operating accounts:
(Increase) decrease in trade receivables	(5,034)	2,773
Increase in inventories	(8,903)	(226)
Decrease in other current assets	1,425	2,786
Increase in current liabilities	15,422	226

Net cash provided by operating activities:	28,530	11,285

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,567)	(1,362)
Purchase of securities	(16,774)	(5,552)
Proceeds from sales of securities and maturing securities	2,944	7,057
(Increase) decrease in other assets	1,654	(369)

Net cash used in investing activities:	(15,743)	(226)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and stock plans	430	1,272

Net cash, provided by financing activities:	430	1,272

Net Change in Cash and Cash Equivalents	13,217	12,331
Cash and Cash Equivalents at Beginning of Period	34,876	7,793

Cash and Cash Equivalents at End of Period	$48,093	$20,124

*
Unaudited

    Cash payments for interest were not significant for the three months ended September 2, 2000 and August 31, 1999. Cash payments for income taxes were $1,726 and $562 for the three months ended September 2, 2000 and August 31, 1999, respectively.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data)

(Unaudited)

Note 1—Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. Management believes that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report filed on Form 10-K.

    Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories

    Inventories consist of the following:

	September 2, 2000	June 3, 2000*
Raw materials and purchased parts	$38,566	$33,335
Work-in-process	17,899	12,844
Finished goods	8,198	10,155

	$64,663	$56,334

*
Audited

Note 3—Net Income Per Share

    The Company computes net income per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.

	Three Months Ended
	September 2, 2000	August 31, 1999
Net income	$23,295	$4,785
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of shares outstanding for computing basic net income per share	26,870	26,118
Dilutive effect of employee stock plans	1,101	652

Weighted average number of shares outstanding for computing diluted net income per share	27,971	26,770

Net income per share—basic	$0.87	$0.18

Net income per share—diluted	$0.83	$0.18

    For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options because inclusion would have an anti-dilutive effect on the earnings per share calculation.

	Three Months Ended
	September 2, 2000	August 31, 1999
Number of Employee Stock Options	1,276	190

Note 4—Income Taxes

    The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

Note 5—New Accounting Pronouncements

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

    Revenue of $128.5 million for the quarter ended September 2, 2000, was $69.6 million or 118.0% higher than in the first quarter of fiscal 2000, and $19.6 million or 18.0% higher than in the quarter ended June 3, 2000. All product lines experienced higher sales volume in comparison to the same quarter of the prior year. Electronic component manufacturing systems made up the largest percentage of sales for the quarter at 46.6% of total revenues versus 29.5% in the same quarter of the prior year. Sales of semiconductor yield improvement systems, electronic component manufacturing systems, circuit fine tuning systems, and vision inspection systems increased in comparison to the quarter ended June 3, 2000, and were partially offset by a decrease in advanced electronic packaging equipment. Electronic component manufacturing systems sales showed the greatest increase with $59.9 million in revenue for the current quarter and $47.5 million for the quarter ended June 3, 2000.

    Gross margin for the three months ended September 2, 2000 increased, to 58.2% from 51.9% for the first quarter of the prior fiscal year. Higher margins were the result of favorable absorption of manufacturing costs associated with higher volume, cost reduction efforts on certain product lines, and favorable product mix. Gross margin for the current period increased from 55.8% for the quarter ended June 3, 2000, due to the same factors.

    Selling, service and administrative expenses for the three months ended September 2, 2000 were $12.8 million higher than for the first quarter of fiscal 2000, but decreased as a percentage of sales from 27.7% to 22.7%. A higher sales volume in the current quarter resulted in increased bonus accrual and commission expense. Expenses for sales, services and administration were up from the prior quarter as increased sales volume resulted in higher commissions, and as the result of a payroll expense increase associated with annual salary reviews.

    Expenses associated with research, development and engineering for the three months ended September 2, 2000, increased from both the first quarter of fiscal 2000 and the fourth quarter of fiscal 2000. The $4.3 million increase over the first quarter, prior year, is attributable to higher spending on project material and increased payroll and bonus expense. R&D expenses increased $1.1 million over the prior quarter, due to higher levels of spending on material and labor for engineering projects. R&D spending typically fluctuates from quarter to quarter as engineering projects move through their life cycles.

    Interest income for the quarter was up substantially over the same quarter in the prior year due mainly to an increase in cash invested related to both an increase in sales and a decrease in the time between shipping product and collecting cash from our customers.

    The income tax rate increased from 32% to 35% for the three months ended August 31, 1999 and September 2, 2000, respectively. This increase is due mainly to anticipated reduction of benefits related to the FSC.

    Net income for the quarter ended September 2, 2000 was $23.3 million or $0.87 per basic share. This represents an increase of 386.8% over the first quarter of fiscal 2000, when earnings were $4.8 million or $0.18 per basic share.

    As market conditions continued to improve, ending backlog as of September 2, 2000 increased to $196.9 million as compared to $168.7 million as of June 3, 2000, and $39.0 million as of August 31, 1999.

Financial Condition, Liquidity, and Capital Resources

    The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $125.5 million, accounts receivable of $77.1 million, and a $7.0 million line of credit, none of which was outstanding at September 2, 2000. Accounts receivable at September 2, 2000 was slightly higher than at June 3, 2000, due to higher revenues. ESI has a current ratio of 5.5:1 and no long-term debt. Working capital increased to $227.3 million at September 2, 2000 vs. $204.8 million at June 3, 2000. Inventory increased by $8.3 million as compared to the June 3, 2000 level. A decrease in finished goods was partially offset by increases in raw materials and work in process inventory, in support of higher manufacturing volumes.

Factors That May Affect Future Results

    The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes," "expects," and similar words, constitute forward-looking statements that involve a number of risks and uncertainties. From time to time the Company may issue other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ. Factors that may result in such variances include, but are not limited to, the following:

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

Customer Concentration

    Ten large multinational electronics companies constituted 39.7% of the Company's fiscal 2000 sales and are expected to comprise a similar ratio in fiscal 2001. The loss of any of these customers would be significant.

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

International Trade and Economic Conditions

    International shipments have accounted for 76% of year-to-date sales for fiscal 2001 as compared to 72% for the fiscal year 2000. The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. Because of our significant dependence on international revenues, a continued or additional decline in the economies of any of the countries in which we do business would negatively affect our operating results. Other risks involved with international trade include changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, availability and cost of transporation, tariff regulations, difficulties in obtaining United States export licenses and the difficulties of staffing and managing foreign operations.

    Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risk. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 9.0% of consolidated operating expenses and are split 38% and 62%, respectively, between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurately increase or decrease operating expenses.

Euro Conversion

    The Company's information technology systems will allow for transactions to take place in both local currencies and the Euro, with the eventual elimination of the local currency. The Company will continue to evaluate the impact over time of the introduction of the Euro. However, the Company does not believe that the introduction of the Euro has or will have a material adverse affect on our results of operations.

Foreign Sales Corporation Benefit

    In February 2000, the World Trade Organization (WTO) ruled that Foreign Sales Corporations (FSC) provisions violated U.S. obligations under the General Agreement on Tariffs and Trade (GATT). As a result, the Company is required to discontinue use of its FSC by October 1, 2000. The Company is currently studying the effects of this ruling on its financial statements. Legislation for an alternative to the FSC may be forthcoming. Without any alternative, the Company believes that the WTO ruling will increase its effective tax rate and have a material effect on its financial statements.

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

Item 3. Market Risk Disclosure

Interest Rate Risk

    As of September 2, 2000, the Company's investment portfolio includes marketable debt securities of $77.4 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder's equity. Due to the short duration of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the Company's financial condition.

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Part II Other Information

Item 1. Legal Proceedings

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

    ESI initiated litigation against General Scanning Inc. for patent infringement in December 1996 in the U.S District Court for the Northern District of California (Electro Scientific Industries, Inc. v. General Scanning, Inc. No. C-96-4268 SBA). On April 2, 1999, a federal court jury issued a verdict upholding the validity of ESI's link blowing patent, U.S. patent 5,265,114 entitled "System and Method for Selectively Laser Processing a Target Structure of One or More Materials of a Multimaterial, Multilayer Device". The jury found ESI's U.S. patent 5,473,624 entitled "Laser System and Method for Selectively Severing Links" invalid for reasons of obviousness. On April 8, 1999, the same federal court jury awarded ESI $13.1 million in damages, and also concluded that General Scanning's infringement was willful. On July 8, 1999 the court issued orders denying General Scanning's motions for a new trial and to set aside the jury verdict. The court also entered a permanent injunction prohibiting General Scanning from making, using, selling, or offering for sale in the United States memory repair systems and upgrade kits equipped with 1.3 micron lasers. General Scanning has filed an appeal of the U.S. District Court judgment with the U.S. Court of Appeals for the Federal Circuit. ESI has not reflected the $13.1 million award in its financial results. Separately, the U.S. Patent and Trademark Office has issued an order granting a request by General Scanning to re-examine ESI's patent 5,265,114. On July 27, 2000 the Patent Office issued a non-final first office action in its re-examination of ESI's patent 5,265,114. The action by the Patent Office states that some of the claims of the 5,265,114 patent are unpatentable. ESI has responded to the action under Patent Office procedures and its response asserts the basis for the patentability of the claims. ESI continues to record legal expenses related to this litigation and the Patent Office action as these expenses are incurred.

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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.
Articles of Amendment of the Third Restated Articles of Incorporation of the Company.

27.
Financial Data Schedule

(b)
Report on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended September 2, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
Dated: October 16, 2000	By:	/s/ JAMES T. DOOLEY James T. Dooley, Vice President and Chief Financial Officer

QuickLinks

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
SIGNATURES