Form 10-Q
period 2000-12-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2001-01-16
CIK 726514

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2000 or

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-12853

ELECTRO SCIENTIFIC INDUSTRIES, INC.

Oregon	93-0370304
13900 N.W. Science Park Drive, Portland, Oregon 97229
(503) 641-4141

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of December 2, 2000 there were 26,933,201 shares of Common Stock of Electro Scientific Industries, Inc. outstanding.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Page No.
Part I.	Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets December 2, 2000 and June 3, 2000*	3-4
	Consolidated Statements of Income Three Months and Six Months ended December 2, 2000 and November 27, 1999	5
	Consolidated Statements of Cash Flows Six Months ended December 2, 2000 and November 27, 1999	6
	Notes to Consolidated Financial Statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
Part II.	Other Information
Item 1.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 6.	Exhibits and Reports on Form 8-K	16
	Signature	17

*
Audited

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 2, 2000*	June 3, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,321	$34,876
Securities available for sale	72,949	63,522
Trade receivables, net	83,579	73,346
Inventory	76,691	56,334
Deferred income taxes	8,171	8,171
Other current assets	3,288	3,625

Total current assets	310,999	239,874

PROPERTY AND EQUIPMENT, AT COST	84,431	79,161
Less—Accumulated depreciation	(43,514)	(43,144)

Net property and equipment	40,917	36,017

OTHER ASSETS	15,064	15,750

Total Assets	$366,980	$291,641

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 2, 2000*	June 3, 2000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,735	$13,061
Accrued liabilities:
Payroll related	16,801	13,820
Commissions	2,984	3,214
Warranty	3,793	2,513
Income Taxes Payable	10,310	—
Other	4,588	1,798

Total accrued liabilities	38,476	21,345
Deferred revenue	3,548	668

Total current liabilities	58,759	35,074

Deferred income tax	426	426
TOTAL LIABILITIES:	$59,185	$35,500

SHAREHOLDERS' EQUITY:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	$—	$—
Common stock, without par value; Authorized: 100,000 shares; Outstanding: 26,933, and 26,855 respectively	122,095	120,140
Retained earnings	188,418	137,405
Accumulated other comprehensive loss	(2,718)	(1,404)

Total shareholders' equity	307,795	256,141

Total liabilities and shareholders' equity	$366,980	$291,641

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share)

	Three Months Ended		Six Months Ended
	December 2, 2000*	November 27, 1999*	December 2, 2000*	November 27, 1999*
Net sales	$139,568	$66,935	$268,100	$125,909
Cost of sales	56,354	30,838	110,054	59,191

Gross margin	83,214	36,097	158,046	66,718
Operating expenses:
Selling, service and administrative	29,558	18,489	58,682	34,808
Research, development and engineering	12,891	7,786	24,641	15,268

Total operating expenses	42,449	26,275	83,323	50,076

Operating income	40,765	9,822	74,723	16,642
Interest income	2,169	320	3,972	577
Other income (expense), net	(290)	45	(214)	5

Income before income taxes	42,644	10,187	78,481	17,224
Provision for income taxes	14,925	3,260	27,467	5,512

Net income	$27,719	$6,927	$51,014	$11,712

Net income per share:
Basic	$1.03	$0.26	$1.90	$0.45

Diluted	$1.00	$0.26	$1.83	$0.43

Weighted average number of shares:
Basic	26,929	26,296	26,900	26,206
Diluted	27,790	27,142	27,880	26,956

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	December 2, 2000*	November 27, 1999*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,014	$11,712
Depreciation and amortization	4,469	4,338
Deferred Income Taxes	—	(1,430)
Changes in operating accounts:
(Increase) decrease in trade receivables	(11,930)	2,291
(Increase) decrease in inventories	(20,507)	(2,691)
(Increase) decrease in other current assets	114	(733)
Increase in current liabilities	24,291	4,163

Net cash provided by operating activities	47,451	17,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,151)	(2,911)
Purchase of securities	(19,224)	(2,845)
Proceeds from sales of securities and maturing securities	9,929	3,000
(Increase) decrease in other assets	485	(123)

Net cash used in investing activities	(17,961)	(2,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock plans	1,955	3,580

Net cash provided by financing activities	1,955	3,580

Net Change in Cash and Cash Equivalents	31,445	18,351
Cash and Cash Equivalents at Beginning of Period	34,876	7,793

Cash and Cash Equivalents at End of Period	$66,321	$26,144

*
Unaudited

    Cash payments for interest were not significant for the six months ended November 27, 1999 and November 30, 1998. Cash payments for income taxes were $11,500 and $6,483 for the six months ended December 2, 2000 and November 27, 1999, respectively.

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

    Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories

    Inventories consist of the following:

	December 2, 2000	June 3, 2000*
Raw materials and purchased parts	$38,012	$28,979
Work-in-process	20,510	12,844
Finished goods	18,169	14,511

	$76,691	$56,334

*
Audited

Note 3—Net Income Per Share

    The Company computes net income per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.

	Three Months Ended		Six Months Ended
	December 2, 2000	November 27, 1999	December 2, 2000	November 27, 1999
Net income	$27,719	$6,927	$51,014	$11,712
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of shares outstanding for computing basic net income per share	26,929	26,296	26,900	26,206
Dilutive effect of employee stock options after application of the treasury stock method	861	846	980	750

Weighted average number of shares outstanding for computing diluted net income per share	27,790	27,142	27,880	26,956

Net income per share—basic	$1.03	$0.26	$1.90	$0.45

Net income per share—diluted	$1.00	$0.26	$1.83	$0.43

    For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options because inclusion would have an anti-dilutive effect on the earnings per share calculation. The following shares have not been recalculated using the treasury stock method.

	Three Months Ended		Six Months Ended
	December 2, 2000	November 27, 1999	December 2, 2000	November 27, 1999
Number of Employee Stock Options	1,300	18	1,268	62

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

    Revenue of $139.6 million for the quarter ended December 2, 2000 was $72.6 million or 108.5% higher than the second quarter of fiscal 2000, and was $11.1 million higher than the quarter ended September 2, 2000. Revenue of $268.1 million for the six months ended December 2, 2000 was $142.2 million or 112.9% higher as compared to the six months ended November 27, 1999. All product lines experienced higher sales volume in comparison to the same quarter of the prior year. Electronic component manufacturing systems made up the largest percentage of sales for the quarter at 46.2% of total revenues versus 33.6% in the same quarter of the prior year. Sales of semiconductor yield improvement systems, electronic component manufacturing systems, circuit fine tuning systems, and advanced electronic packaging equipment increased in comparison to the quarter ended September 2, 2000, and were partially offset by a decrease in vision inspection systems. Semiconductor yield improvement systems showed the greatest increase with $37.0 million in revenue for the current quarter versus $30.6 million for the quarter ended September 2, 2000.

    Gross margin for the three months ended December 2, 2000 increased to 59.6% from 53.9% for the same period in the prior fiscal year. Gross margin for the six months ended December 2, 2000 increased to 59.0% from 53.0% for the same period in the prior year. Higher margins were the result of favorable absorption of manufacturing costs associated with higher volume, cost reduction efforts on certain product lines, and favorable product mix. Gross margin for the current period increased from 58.2% for the quarter ended September 2, 2000, due to the same factors.

    Selling, service and administrative expenses for the three months ended December 2, 2000 were $11.1 million higher than for the second quarter of fiscal 2000, but decreased as a percentage of sales from 27.6% to 21.2%. Year-to-date, selling, service and administrative expenses were $23.9 million higher as compared to the six months ended November 27, 1999. A higher volume of business for both the quarter and year-to-date resulted in increased payroll and commission expense as compared to prior year levels. Expenses for sales, services and administration remained relatively flat compared to the last quarter.

    Expenses associated with research, development and engineering for the three months ended December 2, 2000, increased from both the second quarter of fiscal 2000 and the first quarter of fiscal 2001. The $5.1 million increase over the second quarter of prior year is attributable to higher spending on project material and increased payroll and bonus expense. R&D expenses increased $1.1 million over the prior quarter, due to higher levels of spending on material and labor for engineering projects. R&D expenses increased $9.4 million for the six months ended December 2, 2000 compared to six months ended the prior year. This increase was due to higher spending on project material, and increased payroll and bonus expense. R&D spending typically fluctuates from quarter to quarter as engineering projects move through their life cycles.

    Interest income for the quarter and year to date was up substantially over the same periods in the prior year due mainly to an increase in cash invested related to both an increase in sales and a decrease in the time between shipping product and collecting cash from our customers.

    The income tax rate increased from 32% to 35% for the six months ended November 27, 1999 and December 2, 2000, respectively. This increase is due mainly to anticipated reduction of benefits related to the carryforward of net operating losses from prior periods.

    Net income for the quarter ended December 2, 2000 was $27.7 million or $1.00 per diluted share. This represents an increase of 300% over the second quarter in the prior year, when there were earnings of $6.9 million or $0.26 per diluted share. Net income for the six months ended December 2,

2000 was $51.0 million or $1.83 per diluted share. This represents an increase of $39.3 million or 335.6% over the same period in the prior year, when earnings were $11.7 million or $0.43 per diluted share.

    Ending backlog on December 2, 2000 was $198.8 million as compared to $196.9 million on September 2, 2000 as a result of improved market conditions.

Liquidity, Capital Resources and Business Environment

    The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $139.3 million, accounts receivable of $83.6 million, and a $7.0 million line of credit, none of which was outstanding at December 2, 2000. ESI has a current ratio of 5.3:1 and no long-term debt. Working capital increased to $252.2 million at December 2, 2000 as compared to $204.8 million at June 3, 2000. Due to increased sales, both accounts receivable and inventory increased from June 3, 2000 to December 2, 2000. Accounts receivable increased by $10.2 million and inventory increased by $20.4 million from June 3, 2000 to December 2, 2000. Raw materials and work-in-process increased while finished goods inventory remained relatively flat. Deferred revenue increased $2.9 million from June 3, 2000 as a result of more down payments received from our customers. Other current liabilities increased $2.8 million from June 3, 2000, due to increases in both sales taxes payable and accrued relocation expenses. Increases in both sales taxes payable and accrued relocation expenses were, directly and indirectly, a result of an increase in sales, respectively.

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

International Trade and Economic Conditions

    International shipments have accounted for 75% of year-to-date sales for fiscal 2001 as compared to 72% for the fiscal year 2000. The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. Because of our significant dependence on international revenues, a continued or additional decline in the economies of any of the countries in which we do business would negatively affect our operating results. Other risks involved with international trade include changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, availability and cost of transportation, tariff regulations, difficulties in obtaining United States export licenses and the difficulties of staffing and managing foreign operations.

    Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risk. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 8.6% of consolidated operating expenses and are split 41% and 59%, respectively, between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurately increase or decrease operating expenses.

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

Foreign Sales Corporation Benefit

    In February 2000, the World Trade Organization (WTO) ruled that Foreign Sales Corporations (FSC) provisions violated U.S. obligations under the General Agreement on Tariffs and Trade (GATT). As a result, Congress repealed the FSC rules effective October 1, 2000, subject to certain transition rules. Legislation for an alternative to the FSC has recently been enacted by Congress. The Company believes that the new legislation will result in a tax benefit under the FSC rules and that there should be no material effect on its effective tax rate or on its financial statements.

Acquisitions

    The Company has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including management assimilation and costs in connection with integration of the operations, technologies, and products of the acquired companies, possible impairment of acquired intangible assets, and the potential loss of key employees of the acquired companies. In addition, the Financial Accounting Standards Board has indicated that they plan to disallow the pooling-of-interests method of acquisition accounting. This could result in significant charges resulting from amortization of intangible assets recorded in connection with future acquisitions, and may alter the Company's acquisition strategy. The inability to manage these risks effectively could materially affect the Company's financial condition and results of operations.

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

Direct Sales in Asia

    The Company has established direct sales and service organizations in Taiwan, Korea, and Southeast Asia, which includes Singapore, Malaysia, Thailand and the Philippines. Previously the Company sold its products through a network of commission-based sales representatives in these countries. The Company's shift to a direct sales model in these regions involves risks. For example, the Company may encounter labor shortages or disputes that could inhibit its ability to effectively sell and market its products. The Company is also subject to compliance with the labor laws and other laws governing employers in these countries and the Company will incur additional costs to comply with these regulatory schemes. Additionally the Company will incur new fixed operating expenses associated with the direct sales organizations; in particular payroll related costs and lease expenses. If amounts saved on commission payments formerly paid to the Company's sales representatives do not increase sufficiently to offset these expenses its operating results may be harmed.

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

Item 3. Market Risk Disclosure

Interest Rate Risk

    As of December 2, 2000, the Company's investment portfolio includes marketable debt securities of $72.9 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder's equity. Due to the short duration of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the Company's financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

    The 2000 Annual Meeting of Shareholders was held on Friday, September 22, 2000. The following items were approved by the vote indicated:

1.
David F. Bolender, Keith L. Thomson, and Jon D. Tompkins and were re-elected to the Board of Directors for a three-year term. W. Arthur Porter, Gerald F. Taylor, Donald R. VanLuvanee, Larry L. Hansen, and Vernon B. Ryles, Jr., continue as Directors.

For	23,609,446
Against	0
Abstain	121,923
2.
The Company's 2000 Stock Options Incentive Plan was approved.

For	12,523,306
Against	8,021,465
Abstain	249,580
3.
Amending the Third Restated Articles of Incorporation to increase the number of authorized Shares of Common Stock from 40,000,000 to 100,000,000.

For	19,840,058
Against	3,634,449
Abstain	256,862
4.
Selection of Arthur Andersen LLP as independent auditors for the Company was approved.

For	23,616,091
Against	7,133
Abstain	108,145

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.
Articles of Amendment of the Third Restated Articles of Incorporation of the Company.

(b)
Report on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended December 2, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
Dated: January 16, 2001	By:	/s/ JAMES T. DOOLEY James T. Dooley, Vice President and Chief Financial Officer.

QuickLinks

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands except per share data)
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands except per share)
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands) (Unaudited)
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES MANAGEMENT DISCUSSION AND ANALYSIS Results of Operations
  Item 3. Market Risk Disclosure
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  Part II Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES