Form 10-Q
period 2001-03-03
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2001-04-16
CIK 726514

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 3, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-12853

ELECTRO SCIENTIFIC INDUSTRIES, INC.

Oregon	93-0370304

13900 N.W. Science Park Drive, Portland, Oregon
97229

(503) 641-4141

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of March 3, 2001 there were 27,019,703 shares of Common Stock of Electro Scientific Industries, Inc. outstanding.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Page No.
Part I.	Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets March 3, 2001 and June 3, 2000*	3
	Consolidated Statements of Income Three Months and Nine Months ended March 3, 2001 and February 26, 2000	4
	Consolidated Statements of Cash Flows Nine Months ended March 3, 2001 and February 26, 2000	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Part II.	Other Information
Item 1.	Legal Proceedings	13
Item 6.	Exhibits and Reports on Form 8K	14
	Signature	15

*
Audited

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 3, 2001*	June 3, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,391	$34,876
Securities available for sale	70,629	63,522

Total cash and securities	145,020	98,398
Trade receivables, net	92,965	73,346
Income tax refund receivable	—	2,091
Inventories	71,117	56,334
Deferred income taxes	8,171	8,171
Other current assets	4,244	1,534

Total current assets	321,517	239,874

PROPERTY AND EQUIPMENT, AT COST	94,710	79,161
Less—Accumulated depreciation	(44,276)	(43,144)

Net property and equipment	50,434	36,017

OTHER ASSETS	15,100	15,750

Total assets	$387,051	$291,641

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,358	$13,061
Accrued liabilities:
Payroll related	20,062	13,820
Commissions	1,642	3,214
Warranty	4,244	2,513
Income Taxes Payable	5,525	—
Other	4,979	1,798

Total accrued liabilities	36,452	21,345
Deferred revenue	1,599	668
Total current liabilities	49,409	35,074
Deferred income tax	426	426
TOTAL LIABILITIES:	49,835	35,500

SHAREHOLDERS' EQUITY:
Preferred stock, without par value 1,000 shares authorized; no shares issued
Common stock, without par value; Authorized: 100,000 shares; Outstanding: 27,020 and 26,855 respectively	123,961	120,140
Retained earnings	216,193	137,405
Accumulated other comprehensive income (loss)	(2,938)	(1,404)

Total shareholders' equity	337,216	256,141

Total liabilities and shareholders' equity	$387,051	$291,641

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 3, 2001	Feb. 26, 2000	March 3, 2001	Feb 26, 2000
Net Sales	$136,626	$82,081	$404,726	$207,990
Cost of sales	57,108	36,537	167,162	95,728

Gross margin	79,518	45,544	237,564	112,262
Operating expenses:
Selling, service and administrative	24,970	20,172	83,652	54,830
Research, development and engineering	14,060	8,795	38,701	24,213
Total operating expenses	39,030	28,967	122,353	79,043

Operating income	40,488	16,577	115,211	33,219
Interest income	2,295	828	6,267	1,405
Other income(expense), net	(701)	158	(915)	163

Income before income taxes	42,082	17,563	120,563	34,787
Provision for income taxes	14,308	5,620	41,775	11,132

Net income	$27,774	$11,943	$78,788	$23,655

Net income per share:
Basic	$1.03	$0.45	$2.93	$.90

Diluted	$1.00	$0.43	$2.83	$.87

Weighted average number of shares:
Basic	26,986	26,329	26,928	26,208
Diluted	27,764	27,489	27,841	27,094

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	March 3, 2001	Feb. 26, 2000
Cash Flows From Operating Activities:
Net income	$78,788	$23,655
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,444	6,861
Deferred income taxes	—	(165)
Changes in operating accounts:
Increase in trade receivables	(21,768)	(3,289)
Increase in inventories	(15,097)	(4,255)
Increase in other current assets	(619)	(3,155)
Increase in current liabilities	15,570	6,228

Net cash provided by operating activities	63,318	25,880

Cash Flows From Investing Activities:
Purchases of property and equipment	(18,826)	(6,229)
Purchase of securities	(37,951)	(28,301)
Proceeds from sales of securities and maturing securities	30,844	13,164
Increase in other assets	(1,691)	(468)

Net cash used in investing activities	(27,624)	(21,834)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and stock plans	3,821	7,495

Net cash provided by financing activities	3,821	7,495

Net Change in Cash and Cash Equivalents	39,515	11,541
Cash and Cash Equivalents at Beginning of Period	34,876	7,793

Cash and Cash Equivalents at End of Period	$74,391	$19,334

    Cash payments for interest were not significant for the nine months ended March 3, 2001 and February 26, 2000. Cash payments for income taxes were $34,038 and $11,683 for the nine months ended March 3, 2001 and February 26, 2000, respectively.

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

    Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories

    Inventories consist of the following:

	March 3, 2001	June 3, 2000*
Raw materials and purchased parts	$36,088	$28,979
Work-in-process	14,408	12,844
Finished goods	20,621	14,511

Total inventories	$71,117	$56,334

*
Audited

Note 3—Net Income Per Share

    The Company computes net income per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.

	Three Months Ended		Nine Months Ended
	Mar 3, 2001	Feb 26, 2000	Mar 3, 2001	Feb 26, 2000
Net income	$27,774	$11,943	$78,788	$23,655
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of shares outstanding for computing basic net income per share	26,986	26,329	26,928	26,208
Dilutive effect of employee stock plans	778	1,160	913	886

Weighted average number of shares outstanding for computing diluted net income per share	27,764	27,489	27,841	27,094

Net income per share—basic	$1.03	$0.45	$2.93	$0.90

Net income per share—diluted	$1.00	$0.43	$2.83	$.87

    For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options because inclusion would have an anti-dilutive effect on the earnings per share calculation. The following shares have not been recalculated using the treasury stock method.

	Three Months Ended		Nine Months Ended
	March 3, 2001	Feb. 26, 2000	March 3, 2001	Feb. 26, 2000
Number of Employee Stock Options	1,313	5	1,260	9

Note 4—Income Taxes

    The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

Note 5—New Accounting Pronouncements

Revenue Recognition

    The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," in December 1999. SAB 101 provides guidance for applying Generally Accepted Accounting Principles (GAAP) to revenue recognition in financial statements filed with the SEC. Specifically, SAB 101 addresses recognizing revenue upon installation and acceptance versus delivery. The Company generally recognizes revenue upon delivery. The Company will be required to adopt SAB 101 in the fourth fiscal quarter of 2001. Management is still evaluating the potential effect of the implementation of SAB 101 on the Company's financial condition and results of operations, however, they anticipate that the impact will be immaterial.

Hedging Activities

    The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), in June 1998. SFAS 133 as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in the derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2002. The effect of adopting this standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or its results of operations.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

    Revenue of $136.6 million for the quarter ended March 3, 2001 was $54.5 million or 66.4% higher than the third quarter of fiscal 2000, and was $2.9 million or 2.1% lower than the quarter ended December 2, 2000. Revenue of $404.7 million for the nine months ended March 3, 2001 was $196.7 million or 94.6% higher as compared to the nine months ended February 26, 2000.

    Electronic component manufacturing systems contributed the largest percentage of revenues for the nine months ended March 3, 2001 comprising 45.1% of total sales, compared to 33.8% of total sales for the same period of fiscal 2000. Vision and inspection systems contributed only 9.6% of revenues for the nine month period ended March 3,2001 as compared to 15.3% for the first nine months of the prior year. All product lines, with the exception of vision inspection systems, experienced higher sales volume in comparison to the same quarter of the prior year. Electronic component manufacturing systems made up the largest percentage of sales for the quarter at 42.6% of total revenues versus 37.2% in the same quarter of the prior year. Sales of electronic component manufacturing systems, circuit fine tuning systems, and vision inspection systems decreased in comparison to the quarter ended December 2, 2000, and were partially offset by an increase in semiconductor yield improvement systems. Advanced electronic packaging equipment sales remained relatively flat, as compared to the prior quarter.

    Gross margin for the three months ended March 3, 2001 increased to 58.2% from 55.5% for the same period in the prior fiscal year. Gross margin for the nine months ended March 3, 2001 increased to 58.7% from 54.0% for the same period in the prior year. Higher margins were the result of favorable absorption of manufacturing costs associated with higher volume, cost reduction efforts on certain product lines, and favorable product mix. Gross margin for the current period decreased from 59.6% for the quarter ended December 2, 2000, due to slightly lower average selling prices and unfavorable product mix.

    Selling, service and administrative expenses for the three months ended March 3, 2001 were $4.8 million higher than for the third quarter of fiscal 2000, but decreased as a percentage of sales from 24.6% to 18.3%. Year-to-date, selling, service and administrative expenses were $28.8 million higher as compared to the nine months ended February 26, 2000. A higher volume of business for both the quarter and year-to-date resulted in increased payroll and commission expense as compared to prior year levels. Expenses for sales, services and administration decreased $4.6 million compared to the quarter ending December 2, 2000. This decrease was due to lower commission expense and a reduction of bad debt reserves.

    Expenses associated with research, development and engineering for the three months ended March 3, 2001 increased from both the third quarter of fiscal 2000 and the second quarter of fiscal 2001. The $5.3 million increase over the third quarter of prior year is attributable to higher spending on project material and increased payroll and bonus expense. R&D expenses increased $1.2 million over the prior quarter, due to higher levels of spending on project expenses. R&D expenses increased $14.5 million for the nine months ended March 3, 2001 compared to nine months ended the prior year. This increase was due to higher spending on project material, and increased payroll and bonus expense. R&D spending typically fluctuates from quarter to quarter as engineering projects move through their life cycles.

    Interest income for the quarter and year to date was up substantially over the same periods in the prior year due mainly to an increase in cash invested related to both an increase in income and a decrease in the time between shipping product and collecting cash from our customers.

    The income tax rate increased from 32.0% to 34.6% for the nine months ended February 26, 2000 and March 3, 2001, respectively. This increase is due mainly to anticipated reduction of benefits related to the carry forward of net operating losses from prior periods.

    Net income for the quarter ended March 3, 2001 was $27.8 million or $1.00 per diluted share. This represents an increase of 132.6% over the third quarter in the prior year, when there were earnings of $11.9 million or $0.43 per diluted share. Net income for the nine months ended March 3, 2001 was $78.8 million or $2.83 per diluted share. This represents an increase of $55.1 million or 233.1% over the same period in the prior year, when earnings were $23.7 million or $0.87 per diluted share.

    Ending backlog on March 3, 2001 was $105.0 million as compared to $198.8 million on December 2, 2000.

Liquidity, Capital Resources and Business Environment

    The Company's principal sources of liquidity are existing cash and cash equivalents and marketable debt securities of $145 million, accounts receivable of $93.0 million, and a $7.0 million line of credit, none of which was outstanding at March 3, 2001. ESI has a current ratio of 6.5:1 and no long-term debt. Working capital increased to $272.1 million at March 3, 2001 as compared to $204.8 million at June 3, 2000. Due to increased sales, both accounts receivable and inventory increased from June 3, 2000 to March 3, 2001. Accounts receivable increased by $19.6 million and inventory increased by $14.8 million from June 3, 2000 to March 3, 2001. Property and Equipment increased $15.5 million from June 3, 2000 to March 3, 2001. The increase is primarily due to the Klamath Falls capacity expansion and for computer and test equipment purchases. Deferred revenue increased $.9 million from June 3, 2000 as a result of more down payments received from our customers. Other current liabilities increased $3.2 million from June 3, 2000, due to increases in both VAT and sales taxes payable and accrued legal expenses. Increases in VAT and sales taxes payable was a direct result of an increase in sales.

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

International Trade and Economic Conditions

    International shipments have accounted for 74% of year-to-date sales for fiscal 2001 as compared to 71% for the fiscal year 2000. The Company expects that international shipments will continue to represent a significant percentage of net sales in the future. Because of our significant dependence on international revenues, a continued or additional decline in the economies of any of the countries in which we do business would negatively affect our operating results. Other risks involved with international trade include changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, availability and cost of transportation, tariff regulations, difficulties in obtaining United States export licenses and the difficulties of staffing and managing foreign operations.

    Most of the Company's sales are transacted in dollars and the Company's products are made in the United States. Many Japanese customers pay in yen; therefore, ESI hedges these sales transactions to mitigate currency risk. The European and Asian sales subsidiaries' operating expenses are denominated in their respective local currencies. These transactions represent approximately 8.8% of consolidated operating expenses and are split 42% and 58%, respectively, between Europe and Asia. Changes in the value of the local currency, as measured in US dollars, will commensurately increase or decrease operating expenses.

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

Foreign Sales Corporation Benefit

    In February 2000, the World Trade Organization (WTO) ruled that Foreign Sales Corporations (FSC) provisions violated U.S. obligations under the General Agreement on Tariffs and Trade (GATT). As a result, Congress repealed the FSC rules effective October 1, 2000, subject to certain transition rules. Legislation for an alternative to the FSC has recently been enacted by Congress. The Company believes that the new legislation will result in a tax benefit similar to that under the FSC rules and that there should be no material effect on its effective tax rate or on its financial statements.

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

Capacity Expansion

    The Company has completed a 50,000 square-foot manufacturing facility on a 40-acre parcel in Klamath Falls, Oregon. This project has been funded with existing capital resources and internally generated funds. The Company's capacity expansion involves risks. For example, the electronics industry has historically been cyclical and subject to significant economic downturns characterized by over-capacity and diminished demand for products of the type manufactured by the Company. Unfavorable economic conditions affecting the electronics industry in general, or any of the Company's major customers, may affect the Company's ability to successfully utilize its additional manufacturing capacity in an effective manner, which could adversely affect its operating results.

Direct Sales in Asia

    The Company has established direct sales and service organizations in China, Taiwan, Korea, and Southeast Asia, which includes Singapore, Malaysia, Thailand and the Philippines. Previously the Company sold its products through a network of commission-based sales representatives in these countries. The Company's shift to a direct sales model in these regions involves risks. For example, the Company may encounter labor shortages or disputes that could inhibit its ability to effectively sell and market its products. The Company is also subject to compliance with the labor laws and other laws governing employers in these countries and the Company will incur additional costs to comply with these regulatory schemes. Additionally the Company will incur new fixed operating expenses associated with the direct sales organizations; in particular payroll related costs and lease expenses. If amounts saved on commission payments formerly paid to the Company's sales representatives do not increase sufficiently to offset these expenses its operating results may be harmed.

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

Item 3.  Market Risk Disclosure

Interest Rate Risk

    As of March 3, 2001, the Company's investment portfolio includes marketable debt securities of $70.6 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder's equity. Due to the short duration of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the Company's financial condition.

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Part II Other Information

Item 1. Legal Proceedings

    On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL). The lawsuit alleges that ESI's CorrectPlace ver. 5.0 product infringes a patent owned by Cognex concerning the inspection of surface mount devices or SMDs that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys' fees. ESI believes it has meritorious defenses to the action and intends to pursue them vigorously.

    ESI initiated litigation against Dynamic Details, Inc. and GSI Lumonics, Inc. for patent infringement in March 2000 in the U.S. District Court for the Central District of California (Electro Scientific Industries v. Dynamic Details, Inc. and GSI Lumonics, Inc., No. SACV00-272 AHS (ANX)). The complaint alleges that Dynamic Details and GSI Lumonics are violating ESI's U.S. patent 5,847,960 entitled "Multi-tool Positioning System". The complaint alleges that Dynamic Details infringes ESI's patent 5,847,960 and that GSI Lumonics has actively induced infringement of, and contributorily infringed, ESI's patent 5,847,960. The complaint seeks injunctive relief and monetary damages. Dynamic Details, Inc. and GSI Lumonics, Inc. have filed a counterclaim for a declaratory judgment of non-infringement and invalidity of ESI's patent 5,847,960. Discovery has commenced.

    ESI initiated litigation against General Scanning Inc. for patent infringement in December 1996 in the U.S District Court for the Northern District of California (Electro Scientific Industries, Inc. v. General Scanning, Inc. No. C-96-4268 SBA). On April 2, 1999, a federal court jury issued a verdict upholding the validity of ESI's link blowing patent, U.S. patent 5,265,114 entitled "System and Method for Selectively Laser Processing a Target Structure of One or More Materials of a Multimaterial, Multilayer Device". The jury found ESI's U.S. patent 5,473,624 entitled "Laser System and Method for Selectively Severing Links" invalid for reasons of obviousness. On April 8, 1999, the same federal court jury awarded ESI $13.1 million in damages, and also concluded that General Scanning's infringement was willful. On July 8, 1999 the court issued orders denying General Scanning's motions for a new trial and to set aside the jury verdict. The court also entered a permanent injunction prohibiting General Scanning from making, using, selling, or offering for sale in the United States memory repair systems and upgrade kits equipped with 1.3 micron lasers. General Scanning has filed an appeal of the U.S. District Court judgment with the U.S. Court of Appeals for the Federal Circuit. The court heard arguments on the appeal in October 2000. The court's decision on the appeal is pending. ESI has not reflected the $13.1 million award in its financial results. Separately, the U.S. Patent and Trademark Office has issued an order granting a request by General Scanning to re-examine ESI's patent 5,265,114. On July 27, 2000 the Patent Office issued a non-final first office action in its re-examination of ESI's patent 5,265,114. The action by the Patent Office states that some of the claims of the 5,265,114 patent are unpatentable. ESI has responded to the action under Patent Office procedures and its response asserts the basis for the patentability of the claims. ESI continues to record legal expenses related to this litigation and the Patent Office action as these expenses are incurred.

    Numerous users of the Company's products have received notice of patent infringement from the Lemelson Medical, Educational & Research Foundation Limited Partnership ("Partnership") alleging that their use of the Company's products infringes certain patents transferred to the Partnership by the late Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of ESI's products infringes any of the Partnership's patents, they may seek indemnification from ESI for damages or expenses resulting from this matter.

    ESI is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, ESI does not believe that any of these other legal matters will have a material adverse effect on its financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.
Restated Bylaws of the Company.

(b)
Report on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended March 3, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
Dated: April 16, 2001	By	/s/ JAMES T. DOOLEY James T. Dooley, Vice President and Chief Financial Officer.

QuickLinks

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands except per share data) (unaudited)
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands except per share data) (unaudited)
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES MANAGEMENT DISCUSSION AND ANALYSIS Results of Operations
Item 3. Market Risk Disclosure
Part II Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES