Form 10-Q
period 2001-09-01
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2001-10-12
CIK 726514

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 1, 2001 or

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

As of September 1, 2001 there were 27,190,834 shares of Common Stock of Electro Scientific Industries, Inc. outstanding.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

		Page No.
Part I.	Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets September 1, 2001 and June 2, 2001*	3-4
	Consolidated Statements of Income Three Months ended September 1, 2001 and September 2, 2000	5
	Consolidated Statements of Cash Flows Three Months Ended September 1, 2001 and September 2, 2000	6
	Notes to Consolidated Financial Statements	7-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14
Item 3.	Market Risks	15
Part II.	Other Information
Item 1.	Legal Proceedings	16
Item 6.	Exhibits and Reports on Form 8K	17
	Signature	18

*
Audited

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

	Sept. 1, 2001*	June 2, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,088	$68,522
Securities available for sale	74,833	68,735
Trade receivables, net	71,616	86,508
Inventory	75,913	73,326
Deferred income taxes	9,580	9,580
Other current assets	2,889	1,997

Total current assets	268,919	308,668

Long term securities available for sale	31,719	25,849
Property and Equipment, at cost	100,326	94,553
Less—Accumulated depreciation	(41,525)	(39,607)

Net property and equipment	58,801	54,946

Deferred Income Taxes	656	656
Other Assets	17,050	16,954

TOTAL ASSETS	$377,145	$407,073

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	Sept. 1, 2001*	June 2, 2001
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,185	$7,048
Accrued liabilities:
Payroll related	11,404	25,669
Commissions	466	1,221
Warranty	4,098	4,216
Income Taxes Payable	(10,053)	1,602
Other	4,619	2,883

Total accrued liabilities	10,534	35,591
Deferred revenue	541	1,385

Total current liabilities	15,260	44,024

Deferred income tax	4,859	—

TOTAL LIABILITIES	$20,119	$44,024

SHAREHOLDERS' EQUITY:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; Authorized: 100,000 shares; Outstanding: 27,191, and 27,101 respectively	128,077	125,997
Retained earnings	229,329	237,338
Accumulated other comprehensive loss	(380)	(286)

TOTAL SHAREHOLDERS' EQUITY	357,026	363,049

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$377,145	$407,073

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(unaudited)

	Three Months Ended
	Sept. 1, 2001	Sept. 2, 2000
Net sales	$50,004	$128,532
Cost of Sales:
Cost of Sales	24,557	53,700
Cost of Sales—Restructuring charge	3,497	—

Gross margin	21,950	74,832
Operating expenses:
Selling, service and administrative	19,484	29,124
Research, development and engineering	12,164	11,750
Restructuring charge	4,351	—

Total operating expenses	35,999	40,874

Operating income (loss)	(14,049)	33,958
Interest income	1,910	1,803
Other income, net	186	76

Income (loss) before income taxes	(11,953)	35,837
Provision (benefit) for income taxes	(3,944)	12,542

Net income (loss)	$(8,009)	$23,295

Net income (loss) per share:
Basic	$(0.30)	$0.87

Diluted	$(0.30)	$0.83

Weighted average number of shares:
Basic	27,172	26,870
Diluted	27,172	27,971

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	Sept. 1, 2001	Sept. 2, 2000
Cash Flows From Operating Activities:
Net income	$(8,009)	$23,295
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,743	2,325
Non-cash charges and credits	2,231	—
Deferred income taxes	4,859	—
Tax benefit of stock options exercised	548	—
Changes in operating accounts:
(Increase) decrease in trade receivables	12,907	(5,034)
(Increase) decrease in inventories	(2,606)	(8,903)
(Increase) decrease in other current assets	(892)	1,425
Increase (decrease) in current liabilities	(26,736)	15,422

Net cash provided by (used in) operating activities	(14,955)	28,530

Cash Flows From Investing Activities:
Purchase of property and equipment	(8,641)	(3,567)
Purchase of securities	(48,517)	(16,774)
Proceeds from sales of securities and maturing securities	36,365	2,944
Increase (decrease) in other assets	(218)	1,654

Net cash used in investing activities	(21,011)	(15,743)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and stock plans	1,532	430

Net cash provided by financing activities	1,532	430

Net Change in Cash and Cash Equivalents	(34,434)	13,217
Cash and Cash Equivalents at Beginning of Period	68,522	34,876

Cash and Cash Equivalents at End of Period	$34,088	$48,093

Cash payments for interest were not significant for the three months ended September 1, 2001 and September 2, 2000. Cash payments for income taxes were $2,330 and $2,561 million for the three months ended September 1, 2001 and September 2, 2000, respectively.

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data)

(unaudited)

Note 1—Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. We believe that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. These condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

    Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories

    Inventories consist of the following:

	Sept. 1, 2001	June 2, 2001*
Raw materials and purchased parts	40,530	38,855
Work-in-process	9,493	14,183
Finished goods	25,890	20,288

Total inventories	75,913	73,326

Note 3—Net Income (Loss) Per Share

    We compute net income per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.

	Three Months Ended
	Sept. 1, 2001	Sept. 2, 2000
Net income (loss)	$(8,009)	$23,295
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of shares outstanding for computing basic net income per share	27,172	26,870
Dilutive effect of employee stock plans	—	1,101

Weighted average number of shares outstanding for computing diluted net income per share	27,172	27,971

Net income (loss) per share—basic	$(0.30)	$0.87

Net income (loss) per share—diluted	$(0.30)	$0.83

*
Audited

    For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options because inclusion would have an anti-dilutive effect on the earnings per share calculation.

	Three Months Ended
	Sept. 1, 2001	Sept. 2, 2000
Number of Employee Stock Options	4,237	1,276

Note 4—Comprehensive Income

    Comprehensive income includes net unrealized gains and losses on derivative instruments (foreign currency forward contracts), foreign currency translation gains and losses and unrealized gains on securities available for sale that are reflected in shareholders' equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended
	Sept. 1, 2001	Sept. 2, 2000
Net income (loss)	$(8,009)	$23,295
Net unrealized gain (loss) on derivative instruments	88	—
Foreign currency translation adj.	2	(1,209)
Net unrealized gain (loss) on securities	(184)	70

Total comprehensive income	$(8,103)	$22,156

Note 5—Income Taxes

    The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

Note 6—Hedging Activities

    On June 3, 2001, we adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. Changes in fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, we recorded a cumulative transition gain of $345,000 to Other Comprehensive Income ("OCI") and an immaterial transition gain to current income. The transition adjustments reflected the fair value of forward contracts hedging non-functional currency sales that were previously held off-balance sheet, and related time value that is excluded from effectiveness testing under SFAS133. All other derivatives were recorded at fair value on the balance sheet on June 2, 2001.

    We are exposed to foreign currency risk through our sales and occasional purchases of product in non-functional currencies. Our policy is to hedge forecasted and actual foreign currency risk to mitigate foreign exchange market volatility on our operating results. We currently use foreign currency forward contracts that expire within 12 months to hedge forecasted sales and nonfunctional currency denominated receivables and payables. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and any change in fair value is recognized currently in earnings.

    In accordance with SFAS 133, hedges of anticipated transactions are designated and documented at inception as "cash flow hedges" and are evaluated for effectiveness, excluding time value, at least quarterly. The forward contracts designated by the company to hedge anticipated sales are cash flow hedges. The critical terms of the forward contract, such as amount and timing, are matched to the forecasted sale. The effectiveness of the cash flow hedges is determined by comparing the change in value of the anticipated transaction to the change in value of the related forward contracts, excluding time value. The effective portion of the hedge is accumulated in OCI and any ineffectiveness along with the time value change in the instrument is recognized immediately in Other Income and Expense. OCI associated with the hedges of forecasted sales are reclassified to revenue upon revenue recognition. For the quarter ended September 1, 2001, all hedges were determined to be effective and an immaterial amount, relating to the changes in time value, was recognized as Other Income and Expense. All amounts recorded in OCI at September 1, 2001 will be reclassified to earnings within 12 months.

    The following table sets forth the changes in OCI during the three-month period ending September 1, 2001:

Beginning Balance, June 3, 2001	$—
Transition Adjustment	(345)
Net change in value of instruments	(21)
Reclassification to revenue	278

Ending Balance, September 1, 2001	$(88)

Note 7—Business Combinations, Goodwill and Other Intangible Assets

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interest method will be prohibited on a prospective basis only. We do not expect the adoption of SFAS No. 141 will have a significant impact on our financial condition or results of operations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. We adopted SFAS No. 142 in the first quarter of fiscal 2002 and therefore ceased amortization of goodwill, including goodwill recorded in past business combinations. Total goodwill included in other assets was $1.4 million for the periods ended June 2, 2001 and September 1, 2001. Accumulated amortization for the same periods was $1.3 million.

Note 8—Restructuring Costs

    In order to better align our operating expenses with anticipated revenues, we reduced our work force by 419 employees in June and August of 2001. An additional 97 employees will be terminated by the end of October. This reduction impacted all employee groups. As a result, we incurred approximately $2.4 million in employee severance expenses.

    We plan to vacate buildings located in California, Massachusetts, Michigan, Minnesota, and Texas, by the end of 2001. As a result, we accrued approximately $1.5 million, which consists of $1.1 million for lease termination fees and $.4 million for leasehold improvements.

    For three months ended September 1, 2001, total consolidated restructuring costs were $7.8 million. Of that amount, $4.3 million was included in operating expenses and $3.5 million was reflected in cost of sales for inventory write-offs, related to discontinuing the manufacturing of certain products. We believe that the cost reduction actions being taken in fiscal year 2002 will lower our break-even point to a level which is considered achievable in future quarters of fiscal year 2002.

    The amounts charged as of September 1, 2001 in each asset, liability and expense category are as follows:

Three Months Ended Sept. 1, 2001 Restructure Charge
Inventory	$3,497
Property and equipment	422
Severance and other expenses	2,142
Accrued liabilities:
Severance	665
Facility consolidation costs	1,111
Other accrued costs	11

Total restructure charge	$7,848

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

    Net sales of $50.0 million for the quarter ended September 1, 2001 were $78.5 million or 61.1% lower than the first quarter of fiscal 2001, and were $ 41.4 million or 45.3% lower than the quarter ended June 2, 2001. All product lines experienced lower sales volume compared to the same quarter of the prior year and the quarter ended June 2, 2001. Semiconductor yield improvement systems comprised the largest percentage of sales for the quarter at 46.6% of total sales versus 23.8% in the same quarter of the prior year and 37.0% for the quarter ended June 2, 2001.

    The following data represents sales by product line for the three months ended:

(in thousands)	Sept. 1, 2001	June 2, 2001	Sept. 2, 2000
Semiconductor Yield Improvement	$23,325	$33,818	$30,633
Electronic Component Systems	13,585	39,079	59,892
Circuit Fine Tuning Systems	6,179	8,788	12,093
Advanced electronic Packaging	4,236	5,919	10,795
Vision and Inspection Systems	2,679	3,842	15,119

Total	$50,004	$91,446	$128,532

    Gross margin, excluding restructuring costs, for the three months ended September 1, 2001 decreased to 50.9% from 58.2% for the same period in the prior fiscal year and 54.7% for the quarter ended June 2, 2001. Lower margins were primarily due to decreased volume, unfavorable product mix and underabsorption of manufacturing overhead.

    Selling, service and administrative expenses for the three months ended September 1, 2001 were $9.6 million lower than for the first quarter of fiscal 2001. Lower sales volume in the current quarter resulted in decreased commission expense compared to both the same quarter in the prior year and the quarter ended June 2, 2001.

    Our future operating results depend to a considerable extent on our ability to maintain a competitive advantage in the products and services we provide. We continue to make substantial investments in our research and development efforts. Expenses associated with research, development and engineering for the three months ended September 1, 2001 remained relatively flat compared to both the first quarter of 2001 and the fourth quarter of fiscal 2001. Research and Development spending often fluctuates from quarter to quarter as engineering projects move through their life cycles.

    In order to better align our operating expenses with anticipated revenues, we reduced our work force and plan to vacate several buildings. This reorganization resulted in a restructuring charge of $7.8 million. The major components of the restructuring were $3.5 million in inventory write-offs, reflected in cost of sales, $2.4 million in severance charges, $1.5 million in facilities charges related to lease cancellations and leasehold improvements and $0.4 million in miscellaneous restructuring expenses. We believe that the cost reduction actions being taken in fiscal year 2002 will lower our break-even point to a level which is considered achievable in future quarters of fiscal year 2002.

    Interest income for the quarter decreased $1.7 million compared to the quarter ended June 2, 2001 and remained relatively flat over the same period in the prior year. The decrease was due to $1.4 million of interest that we received in May 2001 related to the GSI Lumonics litigation award.

    The income tax rate decreased from 35.0% to 33.0% for the three months ended September 2, 2000 and September 1, 2001, respectively. This decrease is due to normal periodic changes in the annual tax expense.

    Net loss for the quarter ended September 1, 2001 was $8.0 million or $0.30 per diluted share. This represents a decrease of 134.3% over the first quarter in the prior year, when there were earnings of $23.3 million or $0.83 per diluted share.

    Ending backlog on September 1, 2001 was $34.4 million compared to $56.8 million on June 2, 2001.

Liquidity and Capital Resources

    Our principal sources of liquidity are existing cash and cash equivalents and marketable securities of $140.6 million, accounts receivable of $71.6 million, and a $7.0 million line of credit, none of which was outstanding at September 1, 2001. ESI has a current ratio of 17.6:1 and no long-term debt. Working capital decreased to $253.7 million at September 1, 2001 compared to $264.6 million at June 2, 2001. Due to decreased sales, accounts receivable decreased from June 2, 2001 to September 1, 2001 by $12.9 million. Inventory increased by $2.6 million from June 2, 2001 to September 1, 2001. Property and Equipment increased $8.6 million from June 2, 2001 to September 1, 2001. The increase is primarily due to the purchase of land in Taiwan and equipment for the Klamath Falls capacity expansion. Accrued liabilities decreased $26.7 million from June 2, 2001, due to decreases in both income taxes payable and accrued bonus expenses. Decreases in income taxes payable and accrued bonus expenses were a direct result of the decrease in sales.

Factors That May Affect Future Results

    The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes," "expects," and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may issue other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ. The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to the following:

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

Customer Concentration

    Ten large multinational electronics companies constituted 30.7% of our fiscal 2001 sales and are expected to comprise a similar ratio in fiscal 2002. The loss of any of these customers would be significant.

Technological Change and Competition

    The market for our products is characterized by rapidly changing technology and evolving industry standards. We believe that our future success will depend on our ability to develop and manufacture new products and product enhancements, and to introduce them successfully into the market. Failure to do so in a timely fashion could harm our competitive position. The announcements or introductions of new products by our competitors or us may adversely affect our operating results, since these announcements may cause our customers to defer ordering products from our existing product lines.

International Trade and Economic Conditions

    International shipments accounted for 74% of year-to-date sales for fiscal 2002 compared to 72% for the fiscal year 2001. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Because of our significant dependence on international revenues, a continued or additional decline in the economies of any of the countries in which we do business would negatively affect our operating results. Other risks involved with international trade include changes in demand resulting from fluctuations in interest and currency exchange rates, as well as factors such as government financed competition, changes in trade policies, political instability, war, acts of terrorism, availability and cost of transportation, tariff regulations, difficulties in obtaining United States export licenses and the difficulties of staffing and managing foreign operations.

    Most of our sales are transacted in U.S. dollars and our products are manufactured in the United States. Many Japanese customers pay in Japanese yen; therefore, we hedge these sales transactions to mitigate currency risk. The European and Asian sales subsidiaries' operating expenses are denominated in local currencies. For the three months ended September 1, 2001, these transactions represented approximately 16.7% of consolidated operating expenses and were split 34% and 66%, respectively, between Europe and Asia. Changes in the value of the local currencies, as measured in US dollars, will commensurately increase or decrease operating expenses.

Euro Conversion

    During the first quarter of 2002, we converted our European subsidiaries local currencies to the Euro from the local currency. This conversion to the Euro was immaterial to our results of operations

Acquisitions

    We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including management assimilation and costs in connection with integration of the operations, technologies, and products of the acquired companies, possible impairment of acquired intangible assets, and the potential loss of key employees of the acquired companies. In addition, the Financial Accounting Standards Board has disallowed the pooling-of-interests method of acquisition accounting. This could result in significant charges recorded in connection with future acquisitions, and may alter our acquisition strategy. The inability to manage these risks effectively could materially affect our financial condition and results of operations.

Key Suppliers

    We use numerous vendors to supply materials used in production. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. If we do not receive parts for production in a timely and cost effective manner, there can be no assurance that our results of operations will not be materially and adversely affected.

Manufacturing Delays or Interruptions

    We depend on manufacturing flexibility to meet the changing demands of our customers. Any significant delay or interruption of manufacturing operations as a result of software deficiencies, natural disasters, war, acts of terrorism, or other causes could result in ineffective manufacturing capabilities or delayed product deliveries, which could materially and adversely affect our results of operations and financial condition.

Capacity Expansion

    In June 2001 we began construction of a 60,000 square foot corporate headquarters building in Portland, Oregon. We also purchased a .21 acre parcel of land in Jubei R.O.C in June 2001. We plan to build a 17,000 square-foot office building on this land, with an anticipated completion date of summer 2003. All projects have been funded with existing capital resources and internally generated funds. Our capacity expansion involves risks. For example, the electronics industry has historically been cyclical and subject to significant economic downturns characterized by over-capacity and diminished demand for products of the type manufactured by us. Unfavorable economic conditions affecting the electronics industry in general, or any of our major customers, may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner, which could adversely affect our operating results.

Direct Sales in Asia

    We have established direct sales and service organizations in China, Taiwan, Korea, and Singapore. Previously, we sold our products through a network of commission-based sales representatives in these countries. Our shift to a direct sales model in these regions involves risks. For example, we may encounter labor shortages or disputes that could inhibit our ability to effectively sell and market our products. We are also subject to compliance with the labor laws and other laws governing employers in these countries and we will incur additional costs to comply with these regulatory schemes. Additionally we will incur new fixed operating expenses associated with the direct sales organizations; in particular payroll related costs and lease expenses. If amounts saved on commission payments formerly paid to our sales representatives do not decrease sufficiently to offset these expenses, our operating results may be harmed.

Patent Infringement

    Our business is characterized by continual technological change, with frequent introductions of new products and technologies. As a result, companies often design and develop similar products to those introduced by others, increasing the risk that their products and processes may give rise to claims that they infringe on the intellectual property rights of others. This inherent risk of infringement could cause us to incur significant litigation costs or other expenses. For more information, please review "Part II, Item 1—Legal Proceedings."

Stock Market Volatility

    We believe that we have product offerings and resources needed for continued success. Future revenue and margin trends cannot be reliably predicted and may cause us to adjust our operations. External factors can result in volatility of our common stock price. Because of these factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

Item 3.  Market Risk Disclosure

Interest Rate Risk

    As of September 1, 2001, our investment portfolio includes marketable debt securities of $106.6 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder's equity. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition.

Foreign Currency Exchange Rate Risk

    We have limited involvement with derivative financial instruments and do not use them for trading purposes. Hedging derivatives are used to manage well-defined foreign currency risks. We enter into forward exchange contracts to hedge the value of accounts receivable denominated in Japanese yen. The impact of exchange rates on the forward contracts will be substantially offset by the impact of such changes on the underlying transactions. The effect of an immediate 10% change in exchange rates on the forward exchange contracts and the underlying hedged positions, denominated in Japanese yen, would not be material to our financial position or results of operations.

Part II.  Other Information

Item 1.  Legal Proceedings

    On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL). The lawsuit alleges that our CorrectPlace ver. 5.0 product infringes United States Patent 5,371,690, which is owned by Cognex. The patent concerns the inspection of surface mount devices or SMDs that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys' fees. We believe we have meritorious defenses to the action and intend to pursue them vigorously. We have filed pleadings generally denying liability and asserting counterclaims for declarations that the patent is invalid and that we have not infringed the patent and for tortious interference with advantageous business relations. Discovery has commenced in this case. Additionally, some of our customers have notified us that, in the event it is subsequently determined that their use of CorrectPlace ver. 5.0 infringes any patent, they may seek indemnification from us for the resulting damages or expenses.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Report on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended September 1, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

Dated: October 12, 2001	By	/s/ JAMES T. DOOLEY James T. Dooley, Vice President and Chief Financial Officer.

QuickLinks

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands except per share data)
Part I. Financial Information
Item 1. Consolidated Financial Statements
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
Item 3. Market Risk Disclosure
Part II. Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES