Form 10-Q
period 2001-12-01
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2002-01-14
CIK 726514

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2001 or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 0-12853

Oregon (State or other jurisdiction of incorporation or organization)	93-0370304 (I.R.S. Employer Identification No.)
13900 N.W. Science Park Drive, Portland, Oregon 97229 (Address and zip code of principal executive officers)
(503) 641-4141 (Registrant's phone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of December 1, 2001 there were 27,300,685 shares of Common Stock of Electro Scientific Industries, Inc. outstanding.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

*
Audited

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

Part I. Financial Information

Item 1. Consolidated Financial Statements

	Dec. 1, 2001*	June 2, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,651	$68,522
Securities available for sale	79,084	81,315
Trade receivables, net	61,731	86,508
Inventory	74,258	73,326
Deferred income taxes	9,580	9,580
Other current assets	2,879	1,997

Total current assets	266,183	321,248

Long term securities available for sale	31,018	13,269
Property and equipment, at cost	93,710	94,553
Less—Accumulated depreciation	(36,146)	(39,607)

Net property and equipment	57,564	54,946

Deferred income taxes	656	656
Other assets	17,510	16,954

TOTAL ASSETS	$372,931	$407,073

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	Dec. 1, 2001*	June 2, 2001
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,938	$7,048
Accrued liabilities:
Payroll related	9,277	25,669
Commissions	313	1,221
Warranty	3,117	4,216
Income taxes payable	(10,877)	1,602
Other	4,204	2,883

Total accrued liabilities	6,034	35,591
Deferred revenue	190	1,385

Total current liabilities	10,162	44,024

Deferred income tax	4,859	—

TOTAL LIABILITIES	$15,021	$44,024

SHAREHOLDERS' EQUITY:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; Authorized: 100,000 shares; Outstanding: 27,301, and 27,101 respectively	129,981	125,997
Retained earnings	227,864	237,338
Accumulated other comprehensive (loss) income	65	(286)

TOTAL SHAREHOLDERS' EQUITY	357,910	363,049

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$372,931	$407,073

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Dec. 1, 2001	Dec. 2, 2000	Dec. 1, 2001	Dec. 2, 2000
Net sales	$40,181	$139,568	$90,185	$268,100
Cost of sales:
Cost of sales	19,937	56,354	44,494	110,054
Cost of sales—restructuring charge	—	—	3,497	—

Gross margin	20,244	83,214	42,194	158,046
Operating expenses:
Selling, service and administrative	14,005	29,558	33,489	58,682
Research, development and engineering	8,167	12,891	20,331	24,641
Restructuring charge	1,620	—	5,971	—

Total operating expenses	23,792	42,449	59,791	83,323

Operating income (loss)	(3,548)	40,765	(17,597)	74,723
Interest income	1,569	2,169	3,479	3,972
Other expense, net	(208)	(290)	(22)	(214)

Income (loss) before income taxes	(2,187)	42,644	(14,140)	78,481
Provision (benefit) for income taxes	(722)	14,925	(4,666)	27,467

Net income (loss)	$(1,465)	$27,719	$(9,474)	$51,014

Net income (loss) per share:
Basic	$(0.05)	$1.03	$(0.35)	$1.90

Diluted	$(0.05)	$1.00	$(0.35)	$1.83

Weighted average number of shares:
Basic	27,246	26,929	27,199	26,900
Diluted	27,246	27,790	27,199	27,880

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	Dec. 1, 2001	Dec. 2, 2000
Cash Flows From Operating Activities:
Net income (loss)	$(9,474)	$51,014
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	5,532	4,469
Non-cash charges and credits	930	—
Deferred income taxes	4,859	—
Tax benefit of stock options exercised	731	—
Changes in operating accounts:
(Increase) decrease in trade receivables	24,510	(11,930)
(Increase) in inventories	(1,027)	(20,507)
(Increase) decrease in other current assets	(882)	114
Increase (decrease) in current liabilities	(33,498)	24,291

Net cash provided by (used in) operating activities	(8,319)	47,451

Cash Flows From Investing Activities:
Purchase of property and equipment	(9,486)	(9,151)
Proceeds from the sale of property and equipment	633	—
Purchase of securities	(89,891)	(19,224)
Proceeds from sales of securities and maturing securities	74,740	9,929
Increase (decrease) in other assets	(801)	485

Net cash used in investing activities	(24,805)	(17,961)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and stock plans	3,253	1,955

Net cash provided by financing activities	3,253	1,955

Net Change in Cash and Cash Equivalents	(29,871)	31,445
Cash and Cash Equivalents at Beginning of Period	68,522	34,876

Cash and Cash Equivalents at End of Period	$38,651	$66,321

    Cash payments for interest were not significant for the six months ended December 1, 2001 and December 2, 2000. Cash payments for income taxes were $2,344 and $15,888 million for the six months ended December 1, 2001 and December 2, 2000, respectively.

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)
(unaudited)

Note 1—Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements. We believe that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. These condensed consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

    Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories

    Inventories consist of the following:

	Dec. 1, 2001	June 2, 2001*
Raw materials and purchased parts	$44,287	$38,855
Work-in-process	2,185	14,183
Finished goods	27,786	20,288

Total inventories	$74,258	$73,326

*
Audited

Note 3—Net Income (Loss) Per Share

    We compute net income per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.

	Three Months Ended		Six Months Ended
	Dec. 1, 2001	Dec. 2, 2000	Dec. 1, 2001	Dec. 2, 2000
Net income (loss)	$(1,465)	$27,719	$(9,474)	$51,014
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of shares outstanding for computing basic net income per share	27,246	26,929	27,199	26,900
Dilutive effect of employee stock plans	—	861	—	980

Weighted average number of shares outstanding for computing diluted net income per share	27,246	27,790	27,199	27,880

Net income (loss) per share—basic	$(0.05)	$1.03	$(0.35)	$1.90

Net income (loss) per share—diluted	$(0.05)	$1.00	$(0.35)	$1.83

    For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options because inclusion would have an anti-dilutive effect on the earnings per share calculation.

	Three Months Ended		Six Months Ended
	Dec. 1, 2001	Dec. 2, 2000	Dec. 1, 2001	Dec. 2, 2000
Number of Employee Stock Options	3,888	1,300	3,888	1,268

Note 4—Comprehensive Income

    Comprehensive income includes net unrealized gains and losses on derivative instruments (foreign currency forward contracts), foreign currency translation gains and losses and unrealized gains on securities available for sale that are reflected in shareholders' equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	Dec. 1, 2001	Dec. 2, 2000	Dec. 1, 2001	Dec. 2, 2000
Net income (loss)	$(1,465)	$27,719	$(9,474)	$51,014
Net unrealized gain (loss) on derivative instruments	(87)	197	1	(1,219)
Foreign currency translation adjustment	(19)	(435)	(17)	(228)
Net unrealized gain on securities	551	62	367	133

Total comprehensive income (loss)	$(1,020)	$27,543	$(9,123)	$49,700

Note 5—Income Taxes

    The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors.

Note 6—Hedging Activities

    On June 3, 2001, we adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. Changes in fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, we recorded a cumulative transition gain of $.3 million to Other Comprehensive Income ("OCI") and an immaterial transition gain to current income. The transition adjustments reflected the fair value of forward contracts hedging non-functional currency sales that were previously held off-balance sheet, and the related time value that is excluded from effectiveness testing under SFAS133. All other derivatives were recorded at fair value on the balance sheet on June 2, 2001.

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

    In accordance with SFAS 133, hedges of anticipated transactions are designated and documented at inception as "cash flow hedges" and are evaluated for effectiveness, excluding time value, at least quarterly. The forward contracts designated by the company to hedge anticipated sales are cash flow hedges. The critical terms of the forward contract, such as amount and timing, are matched to the forecasted sale. The effectiveness of the cash flow hedge is determined by comparing the change in value of the anticipated transaction to the change in value of the related forward contracts, excluding time value. The effective portion of the hedge is accumulated in OCI and any ineffectiveness along with the time value change in the instrument is recognized immediately in Other Income and Expense. OCI associated with the hedges of forecasted sales are reclassified to revenue upon revenue recognition. For the quarter ended December 1, 2001, a cash flow hedge was discontinued due to timing changes in the related anticipated sales transaction resulting in an immaterial gain recorded in Other Income and Expense. Additionally, immaterial amounts were recorded in Other Income and Expense relating to changes in time value of our hedging contracts. All amounts recorded in OCI at December 1, 2001 will be reclassified to earnings within 12 months.

    The following table sets forth the changes in OCI during the six-month period ending December 1, 2001:

Beginning balance, June 3, 2001	$—
Transition adjustment	(345)
Net change in value of instruments	(29)
Reclassification to revenue ($325 from transition adjustment)	373

Ending balance, December 1, 2001	$(1)

Note 7—Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interest method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. We adopted SFAS No. 142 in the first quarter of fiscal 2002 and therefore ceased amortization of goodwill recorded in past business combinations. Total goodwill included in other assets was $1.4 million for the periods ended June 2, 2001 and December 1, 2001. Accumulated amortization for the same periods was $1.3 million. Based on our impairment analysis completed in the second quarter of fiscal year 2002 and required by SFAS No. 142, we concluded that we do not have an impairment of goodwill under SFAS No. 142.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain lease obligations. We are currently evaluating the impact of SFAS No. 143, but do not expect the adoption of SFAS No. 143 to have a significant impact on our financial position or the results of our operations.

    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes Financial Accounting Standards Board Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. We are currently evaluating the impact of SFAS No. 144, but do not believe that SFAS No. 144 will have a material impact on our financial position or the results of our operations.

Note 8—Restructuring Costs

    In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan during June of 2001. Pursuant to this plan, we reduced our work force by 419 employees in June and August of 2001. An additional 97 employees were terminated in October. This reduction impacted all employee groups. In connection with this plan, we recorded a charge of $3.5 million in employee severance and early retirement, $0.3 million in employee relocation and $0.2 million in other employee expenses for the six months ended December 1, 2001. At December 1, 2001, the majority of the $.4 million remaining accrued liability was related to early retirement costs that will be paid out in the third quarter of fiscal year 2002.

    The restructuring plan also included vacating buildings located in California, Massachusetts, Michigan, Minnesota, and Texas in 2001. As a result, we recorded a charge of approximately $1.6 million for the six months ended December 1, 2001, which consisted of $1.1 million for lease termination fees, $.4 million for the write-off of certain leasehold improvements and other consolidation costs of $.1 million. In the second quarter of fiscal year 2002, we disposed of certain property and equipment as part of the restructuring plan. The net gain recorded in the three months ended December 1, 2001, of $0.4 million consisted of the sale of equipment in conjunction with the discontinuing of certain products.

    The following table displays the amounts included as a restructuring charge for the three months and the six months ended December 1, 2001:

	Three Months Ended	Six Months Ended
	December 1, 2001
Employee severance and other employee expenses	$1,439	$4,013
Lease termination and other facility consolidation costs	147	1,604
Gain on equipment sale	(384)	(308)
Other expenses	418	662

Total restructuring charge	$1,620	$5,971

    We also recorded a $3.5 million inventory write-off related to discontinuing the manufacturing of certain products in the three months ended September 1, 2001. This inventory write-down was reflected in costs of sales.

    The following table displays a rollforward of the accruals related to the restructuring:

	Accruals at Sept. 1, 2001	Q2 Fiscal Year 2002 Charges	Q2 Fiscal Year 2002 Amounts Used	Accruals at Dec. 1, 2001
Employee Severance and other employee related expenses	$665	$1,439	$1,701	$403
Lease termination fees and other facility consolidation costs	1,111	147	416	842
Other Costs	$11	$—	$11	$—

Note 9—Subsequent Event—Sale of Convertible Subordinated Notes

    In December 2001 and January 2002, we sold $150 million aggregate principal amount of 4 1/4% convertible subordinated notes due 2006 in a private offering. We received net proceeds from these sales of approximately $145.5 million. We intend to use the net proceeds of the offering for general corporate purposes, which could include possible future acquisitions. The notes are convertible into shares of our common stock at a conversion price of $38.00 per share, subject to adjustment in certain circumstances. The notes were sold at 100% of the principal amount. The notes are redeemable by us any time after December 21, 2004 at specified prices. We have agreed to file a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes within 90 days after the initial closing of the offering.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

    Net sales of $40.2 million for the quarter ended December 1, 2001 were $99.4 million or 71.2% lower than the second quarter of fiscal 2001, and were $9.8 million or 19.6% lower than the quarter ended September 1, 2001. Net sales of $90.2 million for the six months ended December 1, 2001 were $177.9 million or 66.4% lower than net sales for the six months ended December 2, 2000. All product lines experienced lower sales volume compared to both the three and six months ended December 2, 2000. The decrease in sales is attributable to excess capacity and reduced demand among our customer base. Sales of advanced electronic packaging equipment and circuit fine tuning systems increased in comparison to the quarter ended September 1, 2001, while sales of semiconductor yield improvement systems, electronic component production equipment, and vision inspection systems decreased as compared to that same quarter. Semiconductor yield improvement systems comprised the largest percentage of sales for the quarter at 40.9% of total sales versus 26.5% in second quarter of the prior year and 46.6% for the quarter ended September 1, 2001.

    The following data represents sales by product line for the periods indicated:

	Three Months Ended		Six Months Ended
	Dec. 1, 2001	Dec. 2, 2000	Dec. 1, 2001	Dec. 2, 2000
	(in thousands)
Semiconductor Yield Improvement Systems	$16,415	$36,992	$39,740	$67,625
Electronic Component Production Equipment	8,819	64,427	22,404	124,319
Circuit Fine Tuning Systems	7,134	12,834	13,313	24,927
Advanced Electronic Packaging Equipment	5,396	12,590	9,632	23,385
Vision and Inspection Systems	2,417	12,725	5,096	27,844

Total	$40,181	$139,568	$90,185	$268,100

    Gross margin, excluding restructuring costs, for the three months ended December 1, 2001 decreased to 50.4% from 59.6% for the same period in the prior fiscal year and 50.9% for the quarter ended September 1, 2001. Gross margin for the six months ended December 1, 2001 decreased to 50.7% from 59.0% for the same period in the prior year. Lower margins were primarily due to decreased volumes, causing over absorption of fixed manufacturing overhead.

    Selling, service and administrative expenses for the three months ended December 1, 2001 were $14.0 million, 52.7% or $15.6 million lower than for the second quarter of fiscal 2001, and 28.1% or $5.5 million lower than for the prior quarter. Selling, service and administrative expenses as a percentage of sales for the three months ended December 1, 2001 increased from 21.2% to 34.5% compared to the second quarter of fiscal year 2001 and decreased from 39.0% to 34.5% over the prior quarter.

    Year-to-date, selling, service and administrative expenses were $33.5 million, 42.9% or $25.2 million lower compared to the six months ended December 2, 2000. Selling, service and administrative expenses as a percentage of sales for the six months ended December 1, 2001 increased from 21.9% to 37.1% compared to the six months ended December 2, 2000. Lower sales volume for both the current quarter and year-to-date resulted in decreased payroll and commission expense compared to prior quarter and prior year levels.

    Our future operating results depend to a considerable extent on our ability to maintain a competitive advantage in the products and services we provide. We continue to make substantial investments in our research and development efforts. Expenses associated with research, development and engineering for the three months ended December 1, 2001 were $8.2 million, 36.6% or $4.7 million lower than for the same period in the prior fiscal year and 32.8% or $4.0 million lower compared to the prior quarter. Research, development and engineering expenses as a percentage of sales for the three months ended December 1, 2001 increased from 9.2% to 20.3% compared to the second quarter of fiscal year 2001 and decreased from 24.3% to 20.3% over the prior quarter.

    Year-to-date, research, development and engineering expenses were $20.3 million, 17.5% or $4.3 million lower than the six months ended December 2, 2000. Research, development and engineering expenses as a percentage of sales for the six months ended December 1, 2001 increased from 9.2% to 22.5% compared to the six months ended December 2, 2000. Research and Development spending often fluctuates from quarter to quarter as engineering projects move through their life cycles. Due to reduced revenues in the prior and current quarter, we have made a concentrated effort in the current quarter to reduce operating expenses, including those related to research and development. However, we continue to invest appropriately in those projects that we deem necessary and no major projects to date have been cancelled.

    In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan in the first quarter of fiscal year 2002. The restructuring plan consisted of reducing our work force and vacating several buildings. This reorganization resulted in a restructuring charge of $4.4 million in the first quarter of fiscal year 2002 and $1.6 million in the second quarter of fiscal year 2002. We also recorded a $3.5 million inventory write-off related to discounting the manufacturing of certain products in the three months ended September 1, 2001. This inventory write-down was reflected in costs of sales. The major components of the year-to-date restructuring charge of $6.0 million were $4.0 million in employee severance and other employee expenses, $1.6 million in lease termination and other facility consolidation costs, a $0.3 million gain on equipment disposals and $0.7 million in other expenses. We have undertaken these cost reduction activities in fiscal year 2002 in an effort to increase the likelihood of profitability.

    Interest income for the three months ended December 1, 2001 decreased by $0.6 million compared to the same quarter in the prior year, and decreased $0.3 million compared to last quarter. Interest income for the six months ended December 1, 2001 decreased by $0.5 million compared to the same period in the prior year. These decreases are due to a decline in interest rates.

    The income tax rate decreased from 35.0% to 33.0% for the six months ended December 2, 2000 and December 1, 2001, respectively. This decrease is due to normal periodic changes in the annual tax expense.

    Net loss for the quarter ended December 1, 2001 was $1.5 million or $0.05 per diluted share. This represents a decrease of $29.2 million or 105.4% over the second quarter in the prior year, when earnings were $27.7 million or $1.00 per diluted share. Net loss for the six months ended December 1, 2001 was $9.5 million or $0.35 per diluted share. This represents a decrease of $60.5 million or 118.6% over the same period in the prior year, when earnings were $51.0 million or $1.83 per diluted share.

    Ending backlog on December 1, 2001 was $21.7 million compared to $34.4 million on September 1, 2001 and $198.8 million at the end of the second quarter of the prior fiscal year.

Liquidity and Capital Resources

    Our principal sources of liquidity consist of existing cash and cash equivalents and marketable securities of $148.8 million, and accounts receivable of $61.7 million. At December 1, 2001, ESI had a current ratio of 26.2:1 and no long-term debt. Working capital decreased to $256.0 million at December 1, 2001 compared to $277.2 million at June 2, 2001. Due to decreased sales, accounts receivable decreased $24.5 million from June 2, 2001 to December 1, 2001. Inventory increased by $1.0 million from June 2, 2001 to December 1, 2001 due to prior purchase commitments in excess of customer sales demands. Property and equipment increased $9.5 million from June 2, 2001 to December 1, 2001. The increase in property and equipment is due to the purchase of land in Taiwan, the continued construction of a new corporate headquarters in Portland, Oregon and equipment for the Klamath Falls capacity expansion. Current liabilities decreased $33.5 million from June 2, 2001 due to decreases in both income taxes payable and accrued bonus expense. Decreases in income taxes payable and accrued bonus expenses were a direct result of the decrease in sales.

    In December 2001 and January 2001 we sold $150.0 million aggregate principal amount 4 1/4% convertible subordinate notes due 2006 in a private placement. See Note 9 to Consolidated Financial Statements titled "Subsequent Event—Sale of Convertible Subordinated Notes".

Factors That May Affect Future Results

    The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes," "expects," and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may issue other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ. The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward- looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to the following:

The industries that comprise our primary markets are volatile and unpredictable.

    Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers, automotive electronics and other electronic products. In the past, the markets for electronic devices have experienced sharp downturns. During these downturns, electronics manufacturers, including our customers, have delayed or canceled capital expenditures, which has had a negative impact on our financial results.

    The current economic downturn has resulted in a reduction in demand for our products and significant fluctuations in our profitability and net sales. We incurred net losses of $8.0 million and $1.5 million, respectively, in the first two quarters of fiscal year 2002 on net sales of $50.0 million and $40.2 for those periods, respectively. This reflects a significant fluctuation from net income of $23.3 million and $27.7 million, respectively, into first two quarters of fiscal year 2001, on net sales of $128.5 million and $139.6 million for those periods, respectively. We cannot assure you when, or if, demand for our products will increase.

    During any downturn, including the current downturn, it will be difficult for us to maintain our sales levels. As a consequence, in order to maintain profitability we will need to reduce our operating expenses. However, much of our operating expenses are fixed and our ability to reduce such expenses is limited. Moreover, we may be unable to defer capital expenditures, and we will need to continue investment in certain areas such as research and development. We may incur charges related to impairment of assets and inventory write-offs. We also may experience delays in payments from our customers. The combined effect of this will have a negative effect on our financial results.

    If the markets for our products improve, we must attract, hire and train a sufficient number of employees, including technical personnel, to meet increased customer demand. Our inability to achieve these objectives in a timely and cost-effective manner could have a negative impact on our business.

Our recent capacity expansion may not be utilized successfully or effectively, which could negatively affect our business.

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

Our ability to reduce costs is limited by our need to invest in research and development.

    Our industry is characterized by the need for continued investment in research and development. Because of intense competition in the industries in which we compete, if we were to fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially and adversely affected. As a result of our need to maintain our spending levels in this area, our operating results could be materially harmed if our net sales fall below expectations. In addition, as a result of our emphasis on research and development and technological innovation, our operating costs may increase further in the future, and research and development expenses may increase as a percentage of total operating expenses and as a percentage of net sales.

We depend on a few significant customers and we do not have long-term contracts with these or any of our other customers.

    Ten large, multinational electronics companies constituted 30.7% of our fiscal 2001 net sales, and the loss of any of these customers could significantly harm our business. In addition, none of our customers have any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

Delays in shipment or manufacturing of our products could substantially decrease our sales for a period.

    We will continue to derive a substantial portion of our revenues from the sale of a relatively small number of products with high average selling prices, some with prices as high as $2.5 million per unit. We generally recognize revenue upon shipment of our products. As a result, the timing of revenue recognition from a small number of orders could have a significant impact on our net sales and operating results for a reporting period. Shipment delays could significantly impact our recognition of revenue and could be further magnified by announcements from us or our competitors of new products and technologies, which announcements could cause our customers to defer purchases of our existing systems or purchase products from our competitors. Any of these delays could result in a material adverse change in our results of operations for any particular period.

    We depend on manufacturing flexibility to meet the changing demands of our customers. Any significant delay or interruption of manufacturing operations as a result of software deficiencies, natural disasters, or other causes could result in ineffective manufacturing capabilities or delayed product deliveries, any or all of which could materially and adversely affect our results of operations.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business.

    We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply materials. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Operations at our suppliers' facilities are subject to disruption for a variety of reasons, including work stoppages, fire, earthquake, flooding or other natural disasters. Such disruption could interrupt our manufacturing. Our business may be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

We may make additional acquisitions in the future, and these acquisitions may subject us to risks associated with integrating these businesses into our current business.

    Although we have no commitments or agreements for any acquisitions, we have made, and plan in the future to make, acquisitions of, or significant investments in, businesses with complementary products, services or technologies. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

  •
  difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;

  •
  diversion of management's attention from other operational matters;

  •
  the potential loss of key employees of acquired companies;

  •
  lack of synergy, or inability to realize expected synergies, resulting from the acquisition;

  •
  the risk that the issuance of our common stock in a transaction could be dilutive to our shareholders if anticipated synergies are not realized; and

  •
  acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company.

    Our inability to effectively manage these acquisition risks could materially and adversely affect our business, financial condition and results of operations.

    In addition, if we issue equity securities to pay for an acquisition, the ownership percentage of our existing shareholders would be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. In addition, the Financial Accounting Standards Board has disallowed the pooling-of-interests method of acquisition accounting. This could result is significant charges resulting from amortization of intangible assets recorded in connection with future acquisitions.

Our markets are subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance.

    The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes as well as current and potential customer requirements. The introduction by us or by our competitors of new and enhanced products may cause our customers to defer or cancel orders for our existing products, which may harm our operating results. We have in the past experienced a slowdown in demand for our existing products and delays in new product development, and similar delays may occur in the future. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or, where necessary, to license these technologies from others. Product development delays may result from numerous factors, including:

  •
  changing product specifications and customer requirements;

  •
  difficulties in hiring and retaining necessary technical personnel;

  •
  difficulties in reallocating engineering resources and overcoming resource limitations;

  •
  difficulties with contract manufacturers;

  •
  changing market or competitive product requirements; and

  •
  unanticipated engineering complexities.

    The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

We are exposed to the risks that others may violate our proprietary rights, and our intellectual property rights may not be well protected in foreign countries.

    Our success is dependent upon the protection of our proprietary rights. In the high technology industry, intellectual property is an important asset that is always at risk of infringement. We incur substantial costs to obtain and maintain patents and defend our intellectual property. For example, we have initiated litigation alleging that certain parties have violated various of our patents. We rely upon the laws of the United States and of foreign countries in which we develop, manufacture or sell our products to protect our proprietary rights. These proprietary rights may not provide the competitive advantages that we expect, however, or other parties may challenge, invalidate or circumvent these rights.

    Further, our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. If we fail to adequately protect our intellectual property in these countries, it could be easier for our competitors to sell competing products in foreign countries.

We may be subject to claims of intellectual property infringement.

    Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. For example, in February 2001, Cognex Corporation filed a lawsuit against us claiming we infringed a patent owned by it. Competitors or others may assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

    If we become subject to infringement claims, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, our financial condition and results of operations could be materially and adversely affected.

We are exposed to the risks of operating a global business, including risks associated with exchange rate fluctuations and legal and regulatory changes.

    International shipments accounted for 72.2% of net sales for fiscal 2001, with 58.0% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

  •
  periodic local or geographic economic downturns and unstable political conditions;

  •
  price and currency exchange controls;

  •
  fluctuation in the relative values of currencies;

  •
  difficulties protecting intellectual property;

  •
  unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; and

  •
  difficulties in managing a global enterprise, including staffing, collecting accounts receivable, managing distributors and representatives and repatriation of earnings.

    In addition, as a result of our significant reliance on international sales, we may also be adversely affected by challenges to U.S. tax laws that benefit companies with foreign sales. In February 2000, the World Trade Organization (WTO) ruled that foreign sales corporations (FSCs), which provide an overall reduction in effective tax rates for these businesses, violate U.S. obligations under the General Agreement on Tariffs and Trade (GATT). Responding to the WTO's decision that FSCs constitute an illegal export subsidy, the U.S. government repealed the FSC rules effective October 1, 2000, subject to certain transition rules, and created a new income tax benefit that permanently excludes "foreign extraterritorial income" from taxable income. The extraterritorial income regime applies to transactions after September 30, 2000. The European Union believes that the new regime continues to violate GATT. The WTO has not ruled on the legality of the extraterritorial income regime. If the WTO rules that the extraterritorial income regime violates GATT and the U.S. government repeals the extraterritorial income regime and does not replace it with an equivalent form of relief, our future results of operations may be adversely affected.

Our establishment of direct sales in Asia exposes us to the risks related to having employees in foreign countries.

    We have established direct sales and service organizations in China, Taiwan, Korea and Singapore. Previously, we sold our products through a network of commission-based sales representatives in these countries. Our shift to a direct sales model in these regions involves risks. For example, we may encounter labor shortages or disputes that could inhibit our ability to effectively sell and market our products. We also are subject to compliance with the labor laws and other laws governing employers in these countries and we will incur additional costs to comply with these regulatory schemes. Additionally we will incur new fixed operating expenses associated with the direct sales organizations, particularly payroll related costs and lease expenses. If amounts saved on commission payments formerly paid to our sales representatives do not offset these expenses, our operating results may be adversely affected.

Our business is highly competitive, and if we fail to compete our business will be harmed.

    The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. Furthermore, our technological advantages may be reduced or lost as a result of technological advances by our competitors. Their greater capabilities in these areas may enable them to:

  •
  better withstand periodic downturns;

  •
  compete more effectively on the basis of price and technology;

  •
  more quickly develop enhancements to and new generations of products; and

  •
  more effectively retain existing customers and obtain new customers.

    In addition, new companies may in the future enter the markets in which we compete, further increasing competition in those markets.

    We believe that our ability to compete successfully depends on a number of factors, including:

  •
  performance of our products;

  •
  quality of our products;

  •
  reliability of our products;

  •
  cost of using our products;

  •
  our ability to ship products on the schedule required;

  •
  quality of the technical service we provide;

  •
  timeliness of the services we provide;

  •
  our success in developing new products and enhancements;

  •
  existing market and economic conditions; and

  •
  price of our products as compared to our competitors' products.

    We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, and loss of market share.

Recent terrorist attacks have increased uncertainties for our business.

    Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

  •
  the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities; and

  •
  greater risks of disruption in the operations of our Asian contract manufacturers and more frequent instances of shipping delays.

The loss of key management or our inability to attract and retain sufficient numbers of managerial, engineering and other technical personnel could have a material adverse effect upon our results of operations.

    Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. In particular, we depend on our president and chief executive officer, Donald VanLuvanee. The loss of key personnel could have a material adverse effect on our business or results of operations. We may not be able to retain our key managerial, engineering and technical employees. Our growth may be dependent on our ability to attract new highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult, and our recruiting efforts to attract and retain these personnel may not be successful.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Item 3. Market Risk Disclosure

Interest Rate Risk

    As of December 1, 2001, our investment portfolio includes marketable debt securities of $110.1 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder's equity. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition.

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

    The 2001 Annual Meeting of Shareholders was held on Friday, September 21, 2001.

    The following items were approved by the vote indicated:

1.
Larry L. Hansen, Vernon B. Ryles, Jr., and Donald R. VanLuvanee, were re-elected to the Board of Directors for a three-year term. David F. Bolender, W. Arthur Porter, Gerald F. Taylor, Keith L.Thomson and Jon D. Tompkins continue as directors.

	Votes For	Withheld
Larry L. Hansen	22,621,508	391,164
Vernon B. Ryles, Jr.	22,608,309	404,363
Donald R. VanLuvanee	18,898,057	4,114,615
2.
Selection of Arthur Andersen LLP as independent auditors for the Company was approved.

Votes For	Against	Abstain
22,955,192	21,510	35,970

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
None
(b)	Report on Form 8-K
None

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
Dated: January 14, 2001	By
James T. Dooley, Vice President and Chief Financial Officer.