Form 10-Q
period 2002-03-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2002-04-12
CIK 726514

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-12853

ELECTRO SCIENTIFIC INDUSTRIES, INC.

Oregon (State or other jurisdiction of incorporation or organization)	93-0370304 (I.R.S. Employer Identification No.)

13900 N.W. Science Park Drive, Portland, Oregon
97229
(Address and zip code of principal executive officers)

(503) 641-4141
(Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of March 2, 2002 there were 27,487,923 shares of Common Stock of Electro Scientific Industries, Inc. outstanding.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

*
Audited

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

	Mar. 2, 2002*	June 2, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,365	$68,522
Securities available for sale	191,528	81,315
Restricted investments	18,179	—
Trade receivables, net	63,475	86,508
Income tax receivable	17,627	—
Inventory	75,673	73,326
Deferred income taxes	9,580	9,580
Other current assets	7,254	1,997

Total current assets	394,681	321,248

Long term securities available for sale	68,444	13,269
Property and equipment, at cost	93,414	94,553
Less—accumulated depreciation	(36,115)	(39,607)

Net property and equipment	57,299	54,946

Deferred income taxes	—	656
Other assets	16,057	16,954

TOTAL ASSETS	$536,481	$407,073

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	Mar. 2, 2002*	June 2, 2001
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,910	$7,048
Accrued liabilities:
Payroll related	7,577	25,669
Commissions	195	1,221
Warranty	2,885	4,216
Income taxes payable	—	1,602
Interest payable	1,251	—
Other	4,622	2,883

Total accrued liabilities	16,530	35,591
Deferred revenue	188	1,385

Total current liabilities	23,628	44,024

Deferred income taxes	4,203	—
Convertible subordinated notes	145,721	—

TOTAL LIABILITIES	$173,552	$44,024

SHAREHOLDERS' EQUITY:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; Authorized: 100,000 shares; Outstanding: 27,488, and 27,101 respectively	133,827	125,997
Retained earnings	229,594	237,338
Accumulated other comprehensive loss	(492)	(286)

TOTAL SHAREHOLDERS' EQUITY	362,929	363,049

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$536,481	$407,073

*
Unaudited

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 2, 2002	Mar. 3, 2001	Mar. 2, 2002	Mar. 3, 2001
Net sales	$36,407	$136,626	$126,592	$404,726
Cost of sales:
Cost of sales	19,394	57,108	63,888	167,162
Cost of sales—restructuring charge	(388)	—	3,109	—

Gross margin	17,401	79,518	59,595	237,564
Operating expenses:
Selling, service and administrative	13,958	24,970	47,447	83,652
Research, development and engineering	7,654	14,060	27,985	38,701
Restructuring charge	655	—	6,626	—

Total operating expenses	22,267	39,030	82,058	122,353

Operating income (loss)	(4,866)	40,488	(22,463)	115,211
Interest income	2,258	2,295	5,737	6,267
Interest expense	(1,594)	—	(1,594)	—
Other expense, net	(83)	(701)	(105)	(915)

Income (loss) before income taxes	(4,285)	42,082	(18,425)	120,563
Provision (benefit) for income taxes	(6,014)	14,308	(10,680)	41,775

Net income (loss)	$1,729	$27,774	$(7,745)	$78,788

Net income (loss) per share:
Basic	$0.06	$1.03	$(0.28)	$2.93

Diluted	$0.06	$1.00	$(0.28)	$2.83

Weighted average number of shares:
Basic	27,392	26,986	27,263	26,928
Diluted	28,087	27,764	27,263	27,841

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Mar. 2, 2002	Mar. 3, 2001
Cash Flows From Operating Activities:
Net income (loss)	$(7,745)	$78,788
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,215	6,444
Non-cash charges and credits	1,356	—
Deferred income taxes	4,859	—
Tax benefit of stock options exercised	1,088	1,331
Changes in operating accounts:
(Increase) decrease in trade receivables	21,944	(21,768)
Increase in income tax receivable	(17,627)	—
Increase in inventories	(2,604)	(15,097)
Increase in other current assets	(5,257)	(619)
Increase (decrease) in current liabilities	(19,126)	15,570

Net cash provided by (used in) operating activities	(14,897)	64,649

Cash Flows From Investing Activities:
Purchase of property and equipment	(12,076)	(18,826)
Proceeds from the sale of property and equipment	633	—
Purchase of restricted investments	(18,179)	—
Purchase of securities	(522,904)	(37,951)
Proceeds from sales of securities and maturing securities	357,480	30,844
Increase (decrease) in other assets	544	(1,691)

Net cash used in investing activities	(194,502)	(27,624)

Cash Flows From Financing Activities:
Proceeds from the sale of convertible notes	145,500	—
Proceeds from exercise of stock options and stock plans	6,742	2,490

Net cash provided by financing activities	152,242	2,490

Net Change in Cash and Cash Equivalents	(57,157)	39,515
Cash and Cash Equivalents at Beginning of Period	68,522	34,876

Cash and Cash Equivalents at End of Period	$11,365	$74,391

        Cash payments for interest were not significant for the nine months ended March 2, 2002 and March 3, 2001. Cash payments for income taxes were $2,540 and $34,299 million for the nine months ended March 2, 2002 and March 3, 2001, respectively.

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

        Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories

        Inventories consist of the following:

	Mar. 2, 2002	June 2, 2001*
Raw materials and purchased parts	$48,576	$38,855
Work-in-process	2,543	14,183
Finished goods	24,554	20,288

Total inventories	$75,673	$73,326

*
Audited

Note 3—Net Income (Loss) Per Share

        We compute net income per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.

	Three Months Ended		Nine Months Ended
	Mar. 2, 2002	Mar. 3, 2001	Mar. 2, 2002	Mar. 3, 2001
Net income (loss)	$1,729	$27,774	$(7,745)	$78,788
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of shares outstanding for computing basic net income per share	27,392	26,986	27,263	26,928
Dilutive effect of employee stock plans	695	778	—	913

Weighted average number of shares outstanding for computing diluted net income per share	28,087	27,764	27,263	27,841

Net income (loss) per share—basic	$0.06	$1.03	$(0.28)	$2.93

Net income (loss) per share—diluted	$0.06	$1.00	$(0.28)	$2.83

        For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options or shares related to our 4 1/4% convertible subordinated notes due 2006 because inclusion would have an anti-dilutive effect on the earnings per share calculation.

	Three Months Ended		Nine Months Ended
	Mar. 2, 2002	Mar. 3, 2001	Mar. 2, 2002	Mar. 3, 2001
Number of Employee Stock Options	1,156	1,313	3,766	1,260
4 1/4% Convertible subordinated notes	3,947	—	3,947	—

Note 4—Comprehensive Income

        Comprehensive income includes net unrealized gains and losses on derivative instruments (foreign currency forward contracts), foreign currency translation gains and losses and unrealized gains on securities available for sale that are reflected in shareholders' equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	Mar. 2, 2002	Mar. 3, 2001	Mar. 2, 2002	Mar. 3, 2001
Net income (loss)	$1,729	$27,774	$(7,745)	$78,788
Net unrealized loss on derivative instruments	(1)	(262)	—	(1,481)
Foreign currency translation adjustment	(153)	(260)	(170)	(488)
Net unrealized gain (loss) on securities	(403)	303	(36)	435

Total comprehensive income (loss)	$1,172	$27,555	$(7,951)	$77,254

Note 5—Income Taxes

        The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors. The latest quarter includes a tax credit of $4.6 million due to a re-evaluation of our application of the research and development tax credit for the years 1996 through 2001. Excluding this tax credit, the income tax rate for both the three months and nine months ended March 2, 2002 was 33.0% versus 34.0% and 34.6% for the three months and nine months ended March 3, 2001, respectively.

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

        In accordance with SFAS 133, hedges of anticipated transactions are designated and documented at inception as "cash flow hedges" and are evaluated for effectiveness, excluding time value, at least quarterly. The forward contracts designated by us to hedge anticipated sales are cash flow hedges. The critical terms of the forward contract, such as amount and timing, are matched to the forecasted sale. The effectiveness of the cash flow hedge is determined by comparing the change in value of the anticipated transaction to the change in value of the related forward contracts, excluding time value. The effective portion of the hedge is accumulated in OCI and any ineffectiveness along with the time value change in the instrument is recognized immediately in Other Income and Expense. OCI associated with the hedges of forecasted sales are reclassified to revenue upon revenue recognition. For the quarter ended March 2, 2002, immaterial amounts were recorded in Other Income and Expense relating to changes in time value of our hedging contracts. All amounts recorded in OCI at March 2, 2002 will be reclassified to earnings within 12 months.

        The following table sets forth the changes in OCI during the nine-month period ending March 2, 2002:

Beginning balance, June 3, 2001	$—
Transition adjustment	(345)
Net change in value of instruments	(37)
Reclassification to revenue ($345 from transition adjustment)	382

Ending balance, March 2, 2002	$—

Note 7—Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interest method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. We adopted SFAS No. 142 in the first quarter of fiscal 2002 and therefore ceased amortization of goodwill recorded in past business combinations. Total goodwill included in other assets was $1.4 million for the periods ended June 2, 2001 and March 2, 2002. Accumulated amortization for the same periods was $1.3 million. Based on our impairment analysis completed in the second quarter of fiscal year 2002 and required by SFAS No. 142, we concluded that we do not have an impairment of goodwill under SFAS No. 142.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain lease obligations. We are currently evaluating the impact of SFAS No. 143, but do not expect the adoption of SFAS No. 143 to have a significant impact on our financial position or the results of our operations.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes Financial Accounting Standards Board Statement 121, "Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. We are currently evaluating the impact of SFAS No. 144, but do not believe that SFAS No. 144 will have a material impact on our financial position or the results of our operations.

Note 8—Restructuring Costs

        In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan during June of 2001. Pursuant to this plan, we reduced our work force by 419 employees in June and August of 2001. An additional 97 employees were terminated in October. This reduction impacted all employee groups. In connection with this plan, we recorded a charge of $3.5 million in employee severance and early retirement, $0.7 million in employee relocation and $0.2 million in other employee expenses for the nine months ended March 2, 2002. At March 2, 2002, the majority of the $.1 million remaining accrued liability was related to early retirement costs that will be paid out in the fourth quarter of fiscal year 2002.

        The restructuring plan also included vacating buildings located in California, Massachusetts, Michigan, Minnesota, and Texas in 2001. As a result, we recorded a charge of approximately $1.7 million for the nine months ended March 2, 2002, which consisted of $1.1 million for lease termination fees, $.4 million for the write-off of certain leasehold improvements and other consolidation costs of $.2 million. In the second quarter of fiscal year 2002, we disposed of certain property and equipment as part of the restructuring plan. The net gain recorded in the nine months ended March 2, 2002, of $0.4 million consisted of the sale of equipment in conjunction with the discontinuing of certain products. At March 2, 2002, the majority of the $0.7 million remaining accrued liability was related to lease terminiation fees and other facility consolidation costs expected to be incurred through 2006.

        The following table displays the amounts included as a restructuring charge for the three months and the nine months ended March 2, 2002:

	Three Months Ended	Nine Months Ended
	March 2, 2002
Employee severance and other employee expenses	$391	$4,404
Lease termination and other facility consolidation costs	56	1,660
Gain on equipment sale	—	(308)
Other expenses	208	870

Total restructuring charge	$655	$6,626

        We also recorded a $3.1 million inventory write-off related to discontinuing the manufacturing of certain products and a $0.4 million gain related to the subsequent sales of this inventory in the three months ended March 2, 2002. This inventory write-down and the related gain were reflected in costs of sales.

        The following table displays a rollforward of the accruals related to the restructuring:

	Accruals at Dec. 1, 2001	Q3 Fiscal Year 2002 Charges	Q3 Fiscal Year 2002 Amounts Used	Accruals at March 2, 2002
Employee Severance and other employee related expenses	$403	$391	$674	$120
Lease termination fees and other facility consolidation costs	$842	$56	$225	$673

Note 9—Sale of Convertible Subordinated Notes

        In December 2001 and January 2002, we sold $150 million aggregate principal amount of 4 1/4% convertible subordinated notes due 2006 in a private offering. We received proceeds, net of the initial purchaser's discount, from these sales of approximately $145.5 million. We intend to use the net proceeds of the offering for general corporate purposes, which could include possible future acquisitions. Interest is due semiannually and, along with accretion of the underwriting discounts, is recorded as interest expense in the accompanying financial statements. No principal is due until maturity in 2006. In accordance with the terms of the convertible subordinated note agreement, we were required to place $18.2 million in trust. This restricted investment was invested in treasury bills and is sufficient to satisfy the first six interest payments due under the terms of the agreement. The notes are convertible into shares of our common stock at a conversion price of $38.00 per share, subject to adjustment in certain circumstances. The notes are redeemable by us any time on or after December 21, 2004 at specified prices. We filed a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

        Net sales of $36.4 million for the quarter ended March 2, 2002 were $100.2 million or 73.4% lower than the third quarter of fiscal 2001, and were $3.8 million or 9.4% lower than the quarter ended December 1, 2001. Net sales of $126.6 million for the nine months ended March 2, 2002 were $278.1 million or 68.7% lower than net sales for the nine months ended March 3, 2001. All product lines experienced lower sales volume compared to both the three and nine months ended March 3, 2001. Similar to the prior quarter, the decrease in sales is attributable to excess capacity and reduced demand among our customer base. Sales of electronic component production equipment and vision inspection systems increased in comparison to the quarter ended December 1, 2001, while sales of semiconductor yield improvement systems, advanced electronic packaging equipment and circuit fine tuning systems decreased as compared to that same quarter. Semiconductor yield improvement systems comprised the largest percentage of sales for the quarter at 37.2% of total sales versus 32.7% in the third quarter of the prior year and 40.9% for the quarter ended December 1, 2001.

        The following data represents sales by product line for the periods indicated:

	Three Months Ended		Nine Months Ended
	Mar. 2, 2002	Mar. 3, 2001	Mar. 2, 2002	Mar. 3, 2001
	(in thousands)
Semiconductor Yield Improvement Systems	$13,551	$44,669	$53,291	$112,294
Electronic Component Production Equipment	11,111	58,139	33,515	182,458
Circuit Fine Tuning Systems	5,441	10,282	18,754	35,209
Advanced Electronic Packaging Equipment	2,585	12,613	12,217	35,998
Vision and Inspection Systems	3,719	10,923	8,815	38,767

Total	$36,407	$136,626	$126,592	$404,726

        Gross margin, excluding restructuring costs, for the three months ended March 2, 2002 decreased to 46.7% from 58.2% for the same period in the prior fiscal year and 50.4% for the quarter ended December 1, 2001. Gross margin for the nine months ended March 2, 2002 decreased to 49.5% from 58.7% for the same period in the prior year. Lower margins were due to decreased volumes, causing underabsorption of fixed manufacturing overhead, as well as a change in product mix.

        Selling, service and administrative expenses for the three months ended March 2, 2002 were $14.0 million, 44.1% or $11.0 million lower than for the third quarter of fiscal 2001, and remained unchanged over the prior quarter. Selling, service and administrative expenses as a percentage of sales for the three months ended March 2, 2002 increased from 18.3% to 38.3% compared to the third quarter of fiscal year 2001 and increased from 34.9% to 38.3% over the prior quarter. Included in current quarter selling, service and administrative expenses is $0.8 million in consulting fees related to a tax credit of $4.6 million received by us due to a re-evaluation of our application of the research and development tax credit for the years 1996 through 2001.

        Year-to-date, selling, service and administrative expenses were $47.4 million, 43.3% or $36.2 million lower compared to the nine months ended March 3, 2001. Selling, service and administrative expenses as a percentage of sales for the nine months ended March 2, 2002 increased from 20.7% to 37.5% compared to the nine months ended March 3, 2001. Lower sales volume for both the current quarter and year-to-date resulted in decreased payroll and commission expense compared to prior quarter and prior year levels.

        Our future operating results depend to a considerable extent on our ability to maintain a competitive advantage in the products and services we provide. We continue to make substantial investments in our research and development efforts. Expenses associated with research, development and engineering for the three months ended March 2, 2002 were $7.7 million, 45.6% or $6.4 million lower than for the same period in the prior fiscal year and 6.3% or $0.5 million lower compared to the prior quarter. Research, development and engineering expenses as a percentage of sales for the three months ended March 2, 2002 increased from 10.3% to 21.0% compared to the third quarter of fiscal year 2001 and increased from 20.3% to 21.0% over the prior quarter.

        Year-to-date, research, development and engineering expenses were $28.0 million, 27.7% or $10.7 million lower than the nine months ended March 3, 2001. Research, development and engineering expenses as a percentage of sales for the nine months ended March 2, 2002 increased from 9.6% to 22.1% compared to the nine months ended March 3, 2001. Research and development spending often fluctuates from quarter to quarter as engineering projects move through their life cycles. Due to reduced revenues in the prior and current quarter, we have made a concentrated effort in the current quarter to reduce operating expenses, including those related to research and development. However, we continue to invest appropriately in those projects that we deem necessary and no major projects to date have been cancelled.

        In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan in the first quarter of fiscal year 2002. The restructuring plan consisted of reducing our work force and vacating several buildings. This reorganization resulted in restructuring charges to operating expenses of $4.4 million in the first quarter of fiscal year 2002, $1.6 million in the second quarter of fiscal year 2002 and $0.6 million in the third quarter of fiscal year 2002 We also recorded a $3.5 million inventory write-off related to discounting the manufacturing of certain products in the three months ended September 1, 2001 and a $0.4 million gain related to the subsequent sales of this inventory in the three months ended March 2, 2002. This inventory write-down and the related gain were reflected in costs of sales. The major components of the year-to-date restructuring charge of $6.6 million were $4.4 million in employee severance and other employee expenses, $1.7 million in lease termination and other facility consolidation costs, a $0.3 million gain on equipment disposals and $0.8 million in other expenses.

        Interest income for the three months ended March 2, 2002 was essentially unchanged compared to the same quarter in the prior year, and increased $0.7 million compared to last quarter. This increase is due to an increase in investment balances over the prior quarter. Interest income for the nine months ended March 2, 2002 decreased by $0.5 million compared to the same period in the prior year. This is due mainly to a decline in interest rates. Interest expense for the three months ended March 2, 2002 was $1.5 million, related to the issuance of an aggregate of $150.0 million pricipal amount 4 1/4% convertible subordinated notes in December 2001 and January 2002.

        The latest quarter includes a tax credit of $4.6 million due to a re-evaluation of our application of the research and development tax credit for the years 1996 through 2001. Excluding this tax credit, the income tax rate for both the three months and nine months ended March 2, 2002 was 33.0% versus 34.0% and 34.6% for the three months and nine months ended March 3, 2001, respectively.

        Net income for the quarter ended March 2, 2002 was $1.7 million or $0.06 per diluted share. This represents a decrease of $26.0 million or 93.8% over the third quarter in the prior year, when earnings were $27.7 million or $1.00 per diluted share. Net loss for the nine months ended March 2, 2002 was $7.7 million or $0.28 per diluted share. This represents a decrease of $86.5 million or 109.8% over the same period in the prior year, when earnings were $78.8 million or $2.83 per diluted share.

        Ending backlog on March 2, 2002 was $18.5 million compared to $21.7 million on December 1, 2001 and $105.0 million at the end of the third quarter of the prior fiscal year.

Liquidity and Capital Resources

        Our principal sources of liquidity consist of existing cash and cash equivalents and marketable securities of $289.5 million, and accounts receivable of $63.5 million. At March 2, 2002, ESI had a current ratio of 16.7:1 and long-term debt of $145.7. Working capital increased to $371.1 million at March 2, 2002 compared to $277.2 million at June 2, 2001. Due to decreased sales, accounts receivable decreased $21.9 million from June 2, 2001 to March 2, 2002. Inventory increased by $2.6 million from June 2, 2001 to March 2, 2002 due to prior purchase commitments in excess of customer sales demands. Other assets increased $5.3 million due primarily to vendor deposits for future material requirements. Property and equipment increased $12.1 million from June 2, 2001 to March 2, 2002. The increase in property and equipment is due to the purchase of land in Taiwan, the continued construction of a new corporate headquarters in Portland, Oregon and the purchase of equipment for the Klamath Falls capacity expansion. Current liabilities decreased $19.1 million from June 2, 2001 due to decreases in both income taxes payable and accrued bonus expense. Decreases in income taxes payable and accrued bonus expenses were a direct result of the decrease in sales.

        In December 2001 and January 2002, we sold $150 million aggregate principal amount of 4 1/4% convertible subordinated notes due 2006 in a private offering. We received proceeds, net of the initial purchaser's discount, from these sales of approximately $145.5 million. We intend to use the net proceeds of the offering for general corporate purposes, which could include possible future acquisitions. Interest is due semiannually and, along with accretion of the underwriting discounts, is recorded as interest expense in the accompanying financial statements. No principal is due until maturity in 2006. In accordance with the terms of the convertible subordinated note agreement, we were required to place $18.2 million in trust. This restricted investment was invested in treasury bills and is sufficient to satisfy the first six interest payments due under the terms of the agreement. The notes are convertible into shares of our common stock at a conversion price of $38.00 per share, subject to adjustment in certain circumstances. The notes are redeemable by us any time on or after December 21, 2004 at specified prices. We have agreed to file a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes within 90 days after the initial closing of the offering.

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

        The current economic downturn has resulted in a reduction in demand for our products and significant fluctuations in our profitability and net sales. We incurred net losses of $8.0 million and

$1.5 million, respectively, in the first two quarters of fiscal year 2002, and a pro forma net loss of $2.1 million for the third quarter of fiscal year 2002, which excludes a one-time tax credit and related consulting expenses, on net sales of $50.0 million, $40.2 million and $36.4 million for those periods, respectively. This reflects a significant fluctuation from net income of $23.3 million, $27.7 million and $27.8 million, respectively, in the first three quarters of fiscal year 2001, on net sales of $128.5 million, $139.6 million and $136.6 million for those periods, respectively. We cannot assure you when, or if, demand for our products will increase.

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

        Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

  •
  the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities; and

  •
  the risk of more frequent instances of shipping delays.

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Item 3.  Market Risk Disclosure

Interest Rate Risk

        As of March 2, 2002, our investment portfolio includes marketable debt securities of $278.2 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder's equity. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition.

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

Part II.  Other Information

Item 1.  Legal Proceedings

        We initiated litigation against Dynamic Details, Inc. and GSI Lumonics, Inc. for patent infringement in March 2000 in the U.S. District Court for the Central District of California (Electro Scientific Industries v. Dynamic Details, Inc. and GSI Lumonics, Inc., No. SACV00-272 AHS (ANx)). We believe that Dynamic Details and GSI Lumonics are violating our U.S. patent 5,847,960 entitled "Multi-tool Positioning System". The complaint alleges that Dynamic Details infringes our patent 5,847,960 and that GSI Lumonics has actively induced infringement of, and contributorily infringed, our patent 5,847,960. The complaint seeks injunctive relief and monetary damages. Dynamic Details, Inc. and GSI Lumonics, Inc. have filed a counterclaim for a declaratory judgment of non-infringement and invalidity of our patent 5,847,960. In August 2001, the District Court issued an order granting Dynamic Details and GSI Lumonics' motion for summary judgment of non-infringement. We have appealed the District Court's order to the U.S. Court of Appeals for the Federal Circuit. The appeal is pending.

Item 6.  Changes in Securities and Use of Proceeds.

        In December 2001 and January 2002, we sold $150 million aggregate principal amount of 4 1/4% convertible subordinated notes due 2006 in a private offering to Merrill Lynch & Co., the initial purchaser of the notes. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Act") because Merrill Lynch & Co. is an accredited investor, as that term is defined in Rule 501 of the Act, and the transaction fell within the parameters of Rule 506 of the Act. The notes were subsequently sold to qualified institutional buyers pursuant to the exemption provided by Rule 144A of the Act. We received proceeds, net of the initial purchaser's discount, from these sales of approximately $145.5 million. We intend to use the net proceeds of the offering for general corporate purposes, which could include possible future acquisitions. Interest is due semiannually and, along with accretion of the underwriting discounts, is recorded as interest expense in our financial statements. No principal is due until maturity in 2006. In accordance with the terms of the convertible subordinated note agreement, we were required to place $18.2 million in trust. This restricted investment was invested in treasury bills and is sufficient to satisfy the first six interest payments due under the terms of the agreement. The notes are convertible into shares of our common stock at a conversion price of $38.00 per share, subject to adjustment in certain circumstances. The notes are redeemable by us any time on or after December 21, 2004 at specified prices. We have filed a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

(a)
Exhibits

4.1	Registration Rights Agreement dated December 21, 2001 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-84552).
4.2	Indenture dated December 21, 2001 between the Company and BNY Western Trust Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-84552).
4.3	Form of Note. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (File No. 333-84552).
(b)
Report on Form 8-K—Form 8-K was filed on December 17, 2001 announcing our intention to sell $125 million of convertible subordinated notes due 2006 in a private offering.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

Dated: April 12, 2001	By	/s/ JAMES T. DOOLEY James T. Dooley, Vice President and Chief Financial Officer.

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
ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
Item 3. Market Risk Disclosure
Part II. Other Information
Item 1. Legal Proceedings
Item 6. Changes in Securities and Use of Proceeds.
SIGNATURES