Form 10-K
period 2002-06-01
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2002-08-20
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 1, 2002

Commission File Number: 0-12853

ELECTRO SCIENTIFIC INDUSTRIES, INC.

(an Oregon corporation)

93-0370304
(I.R.S. Employer Identification No.)

13900 N.W. Science Park Drive, Portland, Oregon 97229

Registrant’s telephone number: (503) 641-4141

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $496,195,162 as of July 31, 2002 based upon the closing sales price ($17.96) of the Registrant’s Common Stock as reported by the Nasdaq Stock Market.

The number of shares outstanding of the Registrant’s Common Stock at July 31, 2002 was 27,627,793 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

FORM 10-K For the Fiscal Year Ended June 1, 2002

TABLE OF CONTENTS

1

PART I

Item 1. Business

This form 10-K contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption “Factors That May Affect Future Results” under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Business Overview

Electro Scientific Industries, Inc. and its subsidiaries (“ESI”) provide high technology manufacturing equipment to the global electronics market. Our customers are primarily manufacturers of semiconductors, passive electronic components and electronic interconnect devices. Our equipment enables these manufacturers to reduce production costs, increase yields and improve the quality of their products. The components and devices manufactured by our customers are used in a wide variety of end-use products in the computer, communications and automotive industries.

We believe we are the leading supplier of advanced laser systems used to improve the production yield of semiconductor devices; high-speed test and termination equipment used in the high-volume production of multi-layer ceramic capacitors (MLCCs) and other passive electronic components; and advanced laser systems used to fine tune electronic components and circuitry. Additionally, we produce a family of laser drilling systems for production of high-density interconnect (HDI) circuit boards and advanced electronic packaging, as well as inspection systems and original equipment manufacturer (OEM) machine vision products.

Electronics Industry Overview

The electronic content of common items such as computers, communication products and automobiles continues to increase. For example, markets for consumer-oriented electronic products such as wireless telephones, computers, personal digital assistants, pagers, digital cameras and entertainment devices have developed rapidly as increasingly affordable products have been introduced that are smaller, lighter and more portable. In addition, automobile manufacturers now routinely include electronic ignition, anti-lock brakes, electronic fuel injection and other electronic systems in place of components that in the past were predominantly mechanical or hydraulic.

The increasing demand for electronic products has been accompanied by the need for faster, smaller, more complex, less expensive and higher quality electronic devices and circuits. To achieve these higher performance attributes and smaller device sizes, electronic device manufacturers are increasing the circuit densities in these devices and tuning them to precise electrical values. Manufacturers of wireless telephones, for example, must use miniaturized circuits to accommodate the size limitations of their finished products. These circuits must also be tuned to operate within precise frequency specifications, enabling the existing wireless frequency bands to accommodate more users without interchannel interference.

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

For example, semiconductor device manufacturers are continuing a transition from the use of 200mm and smaller silicon wafers to 300mm wafers. This enables manufacturers to fit significantly more electronic devices on a single silicon wafer. In addition, decreasing circuit densities enable more devices to be produced on a silicon wafer by reducing the size of each device on the wafer. The use of larger wafers and the design of smaller devices increases the throughput and capacity of electronic device manufacturing facilities, or fabs. Increasing circuit densities also requires the use of newer materials, such as copper, to create these miniaturized electronic circuits.

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

Our Solution

We believe our products address the needs of electronic component manufacturers by providing them with a high return on their investment due to measurable production benefits, including improved yield, increased throughput, higher performance, smaller component size, greater reliability and enhanced flexibility. Our production systems are designed to be upgraded to accommodate the next generation of technology, providing customers the flexibility to add capacity or improve product performance at a reasonable incremental cost.

Our technology strengths include a deep understanding of the interaction of lasers with materials used in electronic production, high-speed optics, real-time production control systems, small parts handling systems, and multiple elements of machine vision, including lighting, character and pattern recognition and software algorithms. We combine this core technology expertise in unique and innovative ways with a thorough understanding of our customers’ processes and objectives to develop new and improved products.

Our customers manufacture semiconductors, passive components and electronic interconnect devices. They, in turn, serve a wide range of electronic applications. The largest end-market applications for electronic devices and circuits that are produced using our systems are:

•	Computers;

•	Wireless telephones;

•	Home entertainment devices;

•	Pagers and personal digital assistants; and

•	Automotive electronics.

Our Strategy

•	Focus on businesses where we are a market leader. We intend to expand the application of our existing technology to grow our overall market opportunity in those product markets in which we currently maintain a leadership position. We also intend to maintain our market leadership by developing new products that have greater speed and capabilities.

•	Develop new high-value businesses. We plan to utilize our core competencies in technology innovation, global operations, multiple technology integration and customer collaboration to develop innovative solutions that will enable us to grow into attractive new markets. Our advanced electronic packaging equipment is an example of a new business developed from these resources.

•	Continue to invest in research and development to maintain our technological leadership. We intend to further develop our technology leadership by maintaining a significant level of investment in research and development. Our key technological capabilities include laser/material interaction, image processing and optical character recognition, motion control capabilities and small parts handling. We consider our continuing ability t develop intellectual property to be an important component of our future success.

•	Expand our business by acquisitions. We intend to continue to acquire businesses and technologies that complement our existing businesses in order to enhance our current product lines and to enter new markets. In the last 10 years we have completed eight acquisitions.

•	Increase the value of our products to our customers. We are focused on improving the yield, throughput and productivity of our customers by utilizing our technology, global infrastructure, superior customer service and ability to integrate multiple technologies.

Our Products

Semiconductor Yield Improvement Systems. Our yield improvement product line is designed and developed to cost-effectively meet the production challenges faced by semiconductor manufacturers, including shrinking circuit sizes, material changes and increased wafer sizes. As circuit densities in semiconductor memory devices such as DRAM have increased, manufacturers have built redundant cells into their memory designs and connected them with small links on the device surface. During the manufacturing process, wafers with hundreds of individual memory devices are tested identifying defective cells. Our laser systems are then used to cut links to disconnect the defective portion and to replace it with one of the redundant cells.

•	Our 9200 and 9300 Series systems address the yield improvement needs of semiconductor manufacturers that utilize 200mm wafers.

•	Our 9800 Series systems are designed specifically for the 300mm wafer market. This series can be installed to initially process 200mm wafers and can be later converted to 300mm wafer processing.

Electronic Component Manufacturing Systems. We design and manufacture products that combine high-speed, small parts handling technology with microprocessor-based systems to provide highly automated, cost-effective solutions for manufacturers of MLCCs and other passive components such as arrays, inductors and varistors. These components are used in circuits that process analog and digital signals or operate at high frequencies in nearly all electronic products.

•	Test Systems: These products employ high-speed handling and positioning techniques t precisely load, test and sort MLCCs based on their electrical energy storage capacity, or capacitance, and their electrical energy leakage, or dissipation factor.

•	Termination Systems: These products apply a conductive material to the ends of ceramic capacitors permitting connection of the device in a circuit on a high-density Printed Wiring Board (PWB).

•	Visual Inspection Systems: These products perform six-sided automated inspection of MLCCs and arrays for dimensional criteria and defects.

•	Consumable Products: We also produce consumables such as carrier plates and termination belts; both of which are used to hold capacitors while conductive material is applied.

Advanced Electronic Packaging Systems. Our laser drilling products are targeted at applications requiring the highest accuracy and smallest via, or hole, dimensions, in order to create electrical connections between layers in high-density circuit boards and electronic packages. We offer drilling and routing technology to address the rapidly changing applications in integrated circuit (IC) packages, multi-chip modules and HDI circuit boards. Our systems utilize either ultraviolet or CO2 laser technology and come in single-head or dual-head configurations depending on customer requirements.

•	Our 5300 Series single-head laser drills utilize lasers to drill via holes as small as 25 microns (by comparison, a human hair is approximately 100 microns in diameter) in a wide variety of materials, including epoxy, resins, and resin-coated copper.

•	Our 5400 Series laser drills perform the same function as our 5300 Series, but operate at a significantly higher throughput rate due to the simultaneous operation of two drill heads.

Vision and Inspection Systems. Our products include both machine vision subsystems sold to original equipment manufacturers (OEMs), and multi-function, stand-alone inspection systems sold to end users. In addition, our machine vision subsystems are a key component used in our other product lines.

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

5

Our semiconductor automation and inspection product line is focused on IC package handling and inspection systems. Semiconductor wafer fabricators use our equipment to sort and inspect wafers throughout all phases of processing. These modular systems combine multiple handling and inspection functions onto single platforms. Device manufacturers and contract packaging houses use our equipment for mark and lead inspection and tape and reel packaging. Our systems inspect traditional devices with leads as well as newer leadless devices.

•	Our 800 Series package inspection systems used in the test, assembly and packaging phase of semiconductor production for two-dimensional inspection of components that are handled in tubes.

•	Our recently introduced 8810 System provides three-dimensional inspection of devices that are handled and sorted in trays. We believe this market will grow more rapidly than the two-dimensional, tube-based market that we have historically addressed.

Circuit Fine Tuning Systems. We design and manufacture application-specific laser systems that adjust the electrical performance of a product or assembly containing many circuits by removing a precise amount of material from one or more components in the circuit. This is done to achieve the desired electrical specification for the entire product. This process is called “functional trimming,” and is performed while the product or assembly is under power. For example, in wireless phones, laser trimming of a few selected components in the product is used to tune the product to the desired frequency.

Our circuit fine tuning systems also adjust the resistance value of discrete resistors manufactured on ceramic substrates for use in surface mount technology end products. Typically, these discrete devices are produced at resistance values 20% to 30% below nominal levels and need to be trimmed to resistance value with very high accuracy. Our systems meet the demands for high-volume, high-accuracy miniature resistor trimming through precise positioning of the laser beam and high-speed measurement capability.

Our circuit fine tuning systems include:

•	Our Model 2300 Trimming Systems which trim chip resistors;

•	Our 4000 Series Laser Trimming Systems which are used to trim thick- and thin-film hybrid circuits on ceramic and organic substrates; and

•	Our recently introduced Model 2100 Thin-film-on-silicon Trimming System.

We have also used our expertise in precise laser machining/trimming to develop additional products that expand our markets and applications. These include:

•	The 2700 Series Micro-machining System, which can be used in multiple applications, including the cutting and scoring of silicon, machining of disk heads, and cutting optoelectronic components and other electronic circuits; and

•	The 4700 Series Embedded Passive Trimming System, which trims resistors that have been embedded between layers of circuit boards to save space and improve system performance.

Historically, our circuit fine-tuning business has served as an incubator for our new businesses, including our semiconductor yield improvement and advanced packaging systems businesses. 6

Customers

Our top twelve customers by revenue for fiscal 2002, listed alphabetically, were:

AVX	Kulicke & Soffa	Promos Technologies
Canon	Kyocera	Samsung
Infineon Technologies	Multek	ST Micro Electronics
Kemet	NanYa Technology	Walsin Technology

In fiscal years 2002, 2001 and 2000, no customer exceeded 10% of sales. Sales outside the U.S. accounted for 73.6%, 70.9% and 71.7% of our net sales for fiscal years 2002, 2001 and 2000, respectively. The most significant sales outside the U.S. were to Taiwan, Europe and Japan, which represented 23.4%, 16.1%, and 11.1% of our net sales for fiscal 2002, respectively.

Sales, Marketing and Service

We sell our products worldwide through direct sales and service offices located in or near: Austin; Boston; Portland (Oregon); Dallas; Los Angeles; San Diego; San Francisco; Tokyo, Oita and Nagoya, Japan; Seoul, Korea; Taipei and Chungli, Taiwan; Singapore; Guangzhou and Shanghai, China; Munich, Germany; West Sussex, England; and Fife, Scotland. We serve customers in additional countries through manufacturers’ representatives.

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

Backlog

Backlog consists of written purchase orders for products, spare parts and service, which we expect to ship within twelve months. Backlog was $27.2 million at June 1, 2002 versus $55.5 million at June 2, 2001 and $160.3 million at June 3, 2000.

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

7

Our research and development expenditures for fiscal years 2002, 2001 and 2000 were $35.2 million (21.1% of net sales), $51.3 million (10.9% of net sales) and $35.1 million (11.7% of net sales), respectively.

Competition

Our markets are dynamic and highly competitive. The principal competitive factors in our markets are product performance, reliability, service, technical support, product improvement, price, established relationships with customers and product familiarity. We believe that our products compete favorably with respect to these factors. Some of our competitors have greater financial, engineering and manufacturing resources and larger distribution networks than we do. Some of our customers develop, or have the ability to develop, similar manufacturing equipment. There can be no assurance that competition in our markets will not intensify or that our technological advantages may not be reduced or lost as a result of technological advances by competitors or customers, or changes in electronic device processing technology.

Our principal competitor for semiconductor yield improvement systems is GSI Lumonics. For electronic component manufacturing equipment, our competitors include Tokyo Weld, Kanebo and Humo in Japan, as well as manufacturers that develop systems for internal use. Our advanced electronic packaging systems compete with laser systems provided by Hitachi Via Mechanics, Mitsubishi, Sumitomo and GSI Lumonics. Our vision products compete with vision suppliers such as Cognex, ICOS Systems, and Robotic Vision Systems. There are also numerous other vision companies and captive vendors in Japan, North America and Europe. Major competitors for circuit fine tuning systems include NEC and GSI Lumonics.

Manufacturing and Supply

Our largest production facilities are located in Portland, Oregon; Klamath Falls, Oregon; and Escondido, California. The manufacturing operations located in Portland consist of electronic subassembly and final system assembly for semiconductor yield improvement, advanced electronic packaging, and circuit fine tuning product lines. We now produce our vision products in Portland as a result of a relocation effort that took place in the first quarter of fiscal 2002. Electronic component manufacturing products are produced in our facilities in Escondido, California and Klamath Falls, Oregon.

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

Employees

As of June 1, 2002, we employed 875 people, including 191 in engineering, research and development, 306 in manufacturing and 378 in marketing, sales, technical support, customer service and administration. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 2. Properties

Patents and Other Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 79 United States patents and 126 patents issued outside of the United States. During fiscal 2002 we applied for 24 new patents in the United States and 30 new patents outside of the United States. Additionally, as of June 1, 2002 we had 35 patent applications pending in the United States and 162 patent applications pending outside of the United States. Although our patents are important, we believe that the success of our business depends to a greater degree on the technical competence and innovation of our employees.

We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or that we can meaningfully protect our trade secrets.

Properties

Our executive and administrative offices, as well as one of our manufacturing facilities, are located in a three-building complex on 15 acres of land in Portland, Oregon. We own the buildings, which contain 196,500 square feet of space. In June of 2001 we began construction of a 62,000 square foot corporate headquarters building in Portland, Oregon. We plan to complete construction in September of 2002. We also own a 60,000 square foot plant on 10 acres of land in Escondido, California; a 29,000 square foot building on 3 acres of land near Minneapolis, Minnesota which is currently listed for sale; and a 53,000 square foot plant on 31 acres of land in Klamath Falls, Oregon.

We lease 21,945 square feet of office and industrial space in Ann Arbor, Michigan that is currently listed for sub-lease, and other office and service space in the United States and in eight foreign countries.

We believe the productive capacity of these facilities to be adequate and suitable for the requirements of our business.

Item 3. Legal Proceedings

Legal Proceedings

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL). The lawsuit alleges that our CorrectPlace ver. 5.0 product infringes United States Patent 5,371,690, which is owned by Cognex. The patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys’ fees. We believe we have meritorious defenses to the action and intend to pursue them vigorously. Fact discovery is completed in the lawsuit. Additionally, certain of our customers have notified us that, in the event it is subsequently determined that their use of CorrectPlace ver. 5.0 infringes any patent, they may seek indemnification from us for damages or expenses resulting from this matter.

We initiated litigation against Dynamic Details, Inc. and GSI Lumonics, Inc. for patent infringement in March 2000 in the U.S. District Court for the Central District of California (Electro Scientific Industries v. Dynamic Details, Inc. and GSI Lumonics, Inc., No. SACV00-272 AHS (ANX)). We believe that Dynamic Details and GSI Lumonics are violating our U.S. patent 5,847,960 entitled “Multi-tool Positioning System”. The complaint alleges that Dynamic Details infringes our patent 5,847,960 and that GSI Lumonics has actively induced infringement of, and contributorily infringed, our patent 5,847,960. The complaint seeks injunctive relief and monetary damages. Dynamic Details, Inc. and GSI Lumonics, Inc. have filed a counterclaim for a declaratory judgment of non-infringement and invalidity of our patent 5,847,960. In August 2001, the District Court issued an order granting Dynamic Details and GSI Lumonics’ motion for summary judgment of non-infringement. We have appealed the District Court’s order to the U.S. Court of Appeals for the Federal Circuit and an appellate hearing has occurred. The appeal is pending.

Numerous users of our products have received notice of patent infringement from the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Partnership”) alleging that their use of our products infringes certain patents transferred to the Partnership by the late Jerome H. Lemelson. Certain of these users have notified us that, in the event it is subsequently determined that their use of our products infringes any of the Partnership’s patents, they may seek indemnification from us for damages or expenses resulting from this matter.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter ended June 1, 2002.

Executive Officers

Our executive officers, and their ages and positions as of July 3, 2002 are as follows:

Name	Age	Position
David F. Bolender	70	Chairman of the Board of Directors and Acting Chief Executive Officer and President
Bradford S. Cooley	45	Vice President and Chief Technology Officer
James T. Dooley	48	Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer
John E. Isselmann, Jr.	32	General Counsel and Assistant Corporate Secretary
Gary M. Kapral	46	Vice President
Gary S. Klein	49	Vice President
John R. Kurdock	57	Vice President
Kevin T. Longe	43	Vice President
Joseph L. Reinhart	43	Vice President and Corporate Secretary
Edward J. Swenson	63	Senior Vice President
H. Keith Taft	47	Vice President

Mr. Bolender was elected Chairman of the Board of ESI in January 1992 and named Acting President and Chief Executive Officer in April 2002. From February 1998 until his retirement in July 1999, Mr. Bolender was CEO of Protocol Systems, Inc., a manufacturer of vital sign monitoring equipment for the medical industry. Prior to his leadership of Protocol Systems, Mr. Bolender retired in 1991 from the position of President of the Electric Operations Group of PacifiCorp, a diversified public utility located in Portland, Oregon. Mr. Bolender is also a director of Benson Industries, Inc. Mr. Bolender is a TriMet board member, Oregon Medical Laser System advisory board member, and is a member of the Providence Governing Council.

Mr. Cooley joined us in 1993 as Director of Engineering for ESI’s laser based equipment products. He was elected Vice President in January 1999 and is responsible for Engineering and Corporate Research and Development. In April 1999, Mr. Cooley assumed the role of Chief Technology Officer. Prior to ESI, he held engineering management positions with Texas Instruments and Kulicke and Soffa Industries as well as several startup companies engaged in equipment development.

Mr. Dooley was elected Vice President and Chief Financial Officer in June 2000. In April 2002, he was elected Senior Vice President and Acting Chief Operating Officer. He joined us in 1992 as the Controller of Electronic Component Systems business and was named Corporate Controller in 1994. In 1996 he was named Director of Portland Manufacturing. Prior to joining us he held various financial management positions at IRT Corporation, Eli Lilly and Company, INTERMEDICS, Inc., and Johnson and Johnson, Inc.

Mr. Isselmann joined us in May 2000 as General Counsel. Before joining us, Mr. Isselmann was a Senior Attorney at Intel Corporation. Prior to working at Intel, he worked as an attorney for the Portland, Oregon law firm of Stoel Rives LLP from 1996-2000, and in 1998 at Tektronix Inc., Wilsonville, Oregon.

Mr. Kapral joined us in May 2000 as Vice President responsible for our vision-based businesses and assumed responsibility for Human Resources in May 2002. From 1987 until he joined us, Mr. Kapral was both a corporate vice president and a business unit president of SGL Carbon Group, a major supplier to semiconductor manufacturers, with responsibility for SGL’s semiconductor activities in North America and Europe.

Mr. Klein joined us in September 2000 as Corporate Vice President of Manufacturing. In May 2002, he was named Vice President of Global Service. From 1998 until joining ESI, Mr. Klein was Vice President of Operations with the Furon Company. From 1994 to 1998, he was Vice President of Operations at Tech Industries. Prior to that, he held management positions with Rockbestos Company and the Eaton Corporation.

Mr. Kurdock joined us in February 1997 as Vice President and General Manager of Portland Operations and became responsible for company-wide Operations in May 2002. During the five years prior to joining us, Mr. Kurdock served as Vice President of the Surface Mount Division for Universal Instruments and previously held senior operating positions with the Silicon Valley Group and Perkin Elmer.

Mr. Longe joined us in October 2000 as Corporate Vice President. In May 2001 he was named Vice President of Worldwide Sales and in May 2002 he assumed responsibility for Sales, Marketing and Service. From 1992 until he joined ESI, he was with Evapco, Inc., where he was Vice President and Managing Director of Asia-Pacific operations and, prior to that, Vice President of the Industrial Products Group. His earlier experience included senior management positions with IMECO, a subsidiary of York International.

Mr. Reinhart joined us in 1993 as Communications and Contracts Manager and was named Director of Business Development in April 1995. Mr. Reinhart was elected a Vice President in September 1996 and was elected Corporate Secretary in June 1998. His experience includes finance, venture funding, mergers and acquisitions and administration in high-technology businesses.

Mr. Swenson joined us in 1961 as a project and applications engineer and was named Vice President, Advanced Development in 1979. Mr. Swenson was elected Senior Vice President of Advanced Research and Development in 1987.

Mr. Taft joined us in 1985 in our Electronic Component Manufacturing Systems unit and held various sales and management positions. Mr. Taft was named Asia Sales Manager in 1997 and was named Director of Sales and Marketing for our Semiconductor Yield Improvement Systems unit in 1998. He became General Manager of Semiconductor Products in 1999 and was elected Vice President of the Electronic Component Manufacturing Systems product line in April 2002. Prior to joining us, he was with Kyocera International.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

Common Stock Prices/Dividends

Our common stock trades on the Nasdaq National Market under the symbol ESIO. The following table shows, for the fiscal quarters indicated, the high, low and quarter end closing sales prices for the common stock as reported on the Nasdaq National Market.

	2002			2001
Fiscal Quarter	High	Low	Quarter End	High	Low	Quarter End
1st Quarter	$40.92	$27.64	$28.00	$55.50	$30.63	$42.00
2nd Quarter	$29.80	$19.66	$28.35	$41.31	$23.88	$24.69
3rd Quarter	$35.43	$28.21	$34.60	$38.31	$22.13	$29.41
4th Quarter	$38.25	$26.36	$26.36	$41.36	$25.50	$36.97

We have not paid any cash dividends on our common stock during the last six fiscal years. We intend to retain our earnings for our business and do not anticipate paying any cash dividends in the foreseeable future.

The number of shareholders of record at June 1, 2002 was 756.

Item 6. Selected Financial Data

Fiscal Years Ended : (Thousands of dollars except per share)	June 1, 2002	June 2, 2001	June 3, 2000	May 31, 1999	May 31, 1998
Net sales	$ 166,545	$ 471,853	$ 299,419	$ 197,118	$ 252,134
Net income (loss)	(15,961)	99,933	40,860	7,528	22,347
Net income (loss) per share - basic	(0.58)	3.71	1.55	0.29	0.89
Net income (loss)per share - diluted	(0.58)	3.58	1.49	0.28	0.86
Proforma net income (loss) (1,2,3,4)	(6,210)	91,503	40,860	10,399	33,260
Proforma net income (loss) per share - basic (1,2,3,4)	(0.23)	3.39	1.55	0.40	1.32
Proforma net income (loss) per share - diluted (1,2,3,4)	(0.23)	3.28	1.49	0.39	1.28
Working capital	341,889	264,644	204,800	153,139	144,840
Net property, plant and equipment	58,784	54,946	36,017	33,462	30,373
Total assets	525,247	407,073	291,641	221,823	209,131
Long-term debt	145,897	—	—	—	—
Shareholders’ equity	$ 358,094	$ 363,049	$ 256,141	$ 201,261	$ 188,094

(1)	Fiscal 1998 excludes a pretax charge of $14.6 million in expenses associated with the acquisitions of Chip Star, Inc., Dynamotion Corporation and Applied Intelligence Systems, Inc.

(2)	Fiscal 1999 excludes a pretax charge of $2.8 million in expenses associated with the acquisitions of Testec, Inc., and MicroVision Corp. and $1.4 million in non-recurring litigation expenses.

(3)	Fiscal 2001 excludes a pretax gain of $13.9 million in connection with the litigation award from GSI Lumonics, net of $2.5 million of legal fees and expenses directly related to the award, and $1.4 million of interest received.

(4)	Fiscal 2002 excludes a pretax charge of $10.1 million related to the restructuring plan announced in June of 2001 and a pretax charge of $11.2 million related to exiting mechanical drill products. Also excluded is $4.6 million related to research and development tax credits and pretax professional expenses directly related to receiving the credit of $0.8 million.

14

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Electro Scientific Industries, Inc. and its subsidiaries (“ESI”) provide high technology manufacturing equipment to the global electronics market. Our customers are primarily manufacturers of semiconductors, passive electronic components and electronic interconnect devices. Our equipment enables these manufacturers to reduce production costs, increase yields and improve the quality of their products. The components and devices manufactured by our customers are used in a wide variety of end-use products in the computer, communications and automotive industries.

We believe we are the leading supplier of advanced laser systems used to improve the production yield of semiconductor devices; high-speed test and termination equipment used in the high-volume production of multi-layer ceramic capacitors (MLCCs) and other passive electronic components; and advanced laser systems used to fine tune electronic components and circuitry. Additionally, we produce a family of laser drilling systems for production of high-density interconnect (HDI) circuit boards and advanced electronic packaging, as well as inspection systems and original equipment manufacturer (OEM) machine vision products.

Fiscal Year Ended June 1, 2002 Compared to Fiscal Year Ended June 2, 2001

Net sales for fiscal 2002 were $166.5 million, which was 64.7% or $305.3 million lower than for fiscal 2001. The decrease was due to lower unit sales across all of our product lines. For fiscal 2002, semiconductor yield improvement systems represented the largest percentage of net sales at 40.7%. For fiscal 2001 electronic component systems represented the largest percentage of net sales at 45.4%.

Gross margin for fiscal 2002 was 41.2%, down from 55.8% in the prior fiscal year. This decrease in gross margin as a percentage of net sales was due primarily to non-recurring charges of $12.5 million related to inventory write-offs, which was reflected in cost of sales, in addition to decreased capacity utilization resulting from lower unit volume and product mix.

Selling, service and administrative expenses were $60.9 million, a decrease of $20.9 million or 25.5% from fiscal 2001. The decrease in fiscal 2002 was primarily due to decreases in our selling, marketing and administrative headcount and lower costs of incentive and benefits programs. Selling, service and administrative expenses increased as a percentage of sales from 17.3% to 36.6%, primarily due to lower net sales in fiscal 2002.

Future operating results are highly dependent on our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage we continue to make investments in research and development. Research, development and engineering expenses for fiscal 2002 decreased to $35.2 million from $51.3 million in the prior year. The decrease in fiscal 2002 was primarily due to decreases in research, development and engineering headcount and lower project costs. We continue to invest in a significant number of development projects that we see as important to our future. As a percentage of net sales, research, development and engineering expenses increased from 10.9% for fiscal 2001 to 21.1% for 2002. The increase as a percentage of net sales was due to lower net sales in fiscal 2002.

In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan in the first quarter of fiscal 2002. The restructuring plan consisted of reducing our work force and vacating several buildings. This reorganization resulted in restructuring charges to operating expenses of $7.0 million for fiscal 2002. The major components of the restructuring charge of $7.0 million were $4.6 million in employee severance and other employee expenses, $1.9 million in lease termination and other facility consolidation costs and $0.5 million in other expenses, net. We also recorded a $3.1 million inventory write-off related to discontinuing the manufacturing of certain products. This inventory write down was reflected in costs of sales.

As part of our fundamental review of our strategy and product lines, in the fourth quarter of fiscal 2002 we decided to exit the mechanical drill business. Non-recurring charges of $11.2 million were incurred in relation to this strategic decision. The major components of these restructuring charges were $9.4 million of inventory related writedowns recorded as part of cost of goods sold, $1.4 million of intangible asset writedowns and fixed asset writedowns of $0.4 million recorded as non-recurring operating expense.

Interest income was $9.1 million for fiscal 2002, a decrease of $0.8 million from fiscal 2001. The decrease is primarily due to lower interest rates. Interest expense was $3.7 million for fiscal 2002, an increase of $3.7 million from fiscal 2001. The increase was related to our sale of $150 million aggregate principal amount of 4 ¼% convertible subordinated notes during fiscal 2002.

In fiscal 2002, we recorded an income tax benefit of $15.5 million compared to income tax expense of $50.0 million in fiscal 2001. The income tax benefit related to the fiscal 2002 operating loss and the cumulative impact of a historical research and development credit of $4.6 million. Our effective tax rate was a 49.2% benefit in fiscal 2002 compared to a 33.3% expense in fiscal 2001.

Net loss for the year ended June 1, 2002 was $16.0 million, or $0.58 per basic and diluted share. Net income for the year ended June 2, 2001 was $99.9 million, or $3.71 per basic share and $3.58 per diluted share. Excluding the non-recurring restructuring, inventory write-off charges and research and development credits and associated professional fees, fiscal 2002 net loss was $6.2 million, or $0.23 per basic and diluted share.

Fiscal Year Ended June 2, 2001 Compared to Fiscal Year Ended June 3, 2000

Net sales for fiscal 2001 were $471.9 million, which was 57.6% or $172.4 million higher than for fiscal 2000. The increase was due to higher sales of electronic component systems, semiconductor yield improvement systems and circuit fine tuning systems. These increases were partially offset by slightly lower sales of vision and inspection systems. Advanced electronic packaging equipment sales remained relatively flat. For both fiscal 2001 and 2000, electronic component systems represented the largest percentage of revenues at 45.4% and 37.9%, respectively.

Gross margin for fiscal 2001 was 55.8%, up from 51.9% in the prior fiscal year. This increase in gross margin as a percentage of net sales was due primarily to increased capacity utilization resulting from higher unit volume, as well as faster growth of higher margin product revenue.

Selling, service and administrative expenses were $81.8 million, an increase of $18.7 million or 29.6% from fiscal 2000. The increase in fiscal 2001 was primarily due to increases in our selling and marketing infrastructure and higher costs of incentive and benefit programs. Selling, service and administrative expenses decreased as a percentage of sales from 21.1% to 17.3%, primarily due to higher net sales.

Our future operating results depend to a considerable extent on our ability to maintain a competitive advantage in the products and services we provide. We continue to make substantial investments in our research and development efforts. Accordingly, research, development and engineering expenses for fiscal 2001 increased to $51.3 million from $35.1 million for the prior year. As a percentage of sales, research, development and engineering expenses decreased from 11.7% for fiscal 2000 to 10.9% for fiscal 2001. The decrease as a percentage of net sales was due to higher net sales for fiscal 2001.

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

Net income for the year ended June 2, 2001 was $99.9 million, or $3.71 per basic share and $3.58 per diluted share. Net income for the year ended June 3, 2000 was $40.9 million, or $1.55 per basic share and $1.49 per diluted share. Excluding the non-recurring GSI litigation award settlement, fiscal 2001 net income was $91.5 million, or $ 3.39 per basic share and $3.28 per diluted share.

Financial Condition and Liquidity

Our principal sources of liquidity at June 1, 2002 consisted of: existing cash, cash equivalents and marketable securities of $283.9 million, accounts receivable of $55.8 million, and a $20.0 million line of credit, under which no amount was outstanding at June 1, 2002. Refer to the notes to our consolidated financial statements, Line of Credit, for further discussion of the line of credit. At June 1, 2002, we had long-term debt of $145.9 and a current ratio of 17.1:1. Working capital increased to $341.9 million at June 1, 2002 from $264.6 million at June 2, 2001. We may acquire or invest in complementary businesses, product lines or technologies. These acquisitions or investments may require additional debt or equity capital to fund such activities.

The following is a summary of our cash flow activities:

	FISCAL YEAR ENDED
	June 1, 2002	June 2, 2001	June 3, 2000
(in thousands)
Cash flows provided by (used in):
Operating activities	$ 428	$ 89,161	$ 72,583
Investing activities (1)	(193,153)	(60,510)	(54,148)
Financing activities	153,638	4,995	8,648

Increase (decrease) in cash and cash
equivalents (2);	$ (39,087)	$ 33,646	$ 27,083

(1)	Reflects net purchase of marketable securities of $178.0 million, $30.3 million and $38.8 million during fiscal 2002, 2001 and 2000, respectively.

(2)	Total cash, marketable securities and restricted investments increased from $163.1 million on June 2, 2001 to $302.3 on June 1, 2002 and from $98.4 million on June 3, 2000 to $163.1 million on June 2, 2001.

Operating Activities: Operating cash flows were approximately $0.4 million in fiscal 2002, as compared to $89.2 million in fiscal 2001. This decrease resulted from a net loss for fiscal 2002 which was offset by net changes in operating accounts. Trade receivables decreased $30.6 million due to decreased sales in comparison to last fiscal year. Income tax receivable increased $13.9 million as a result of refunds expected from current year loss carryback claims and the recovery of prior year research and development credits. Inventory decreased by $9.5 million from June 2, 2001 as a result of decreased sales reducing the need for larger inventories. Decreases in work-in-process and finished goods were directly related to decreased sales. Current liabilities decreased $22.3 million due to lower compensation accruals, which resulted from lower volume of business and decreased profitability.

Investing Activities: Net cash of $193.2 million was used in investing activities. We made net purchases of marketable securities of $178.0 million and property, plant and equipment purchases in the amount of $15.3 million to upgrade computing and manufacturing capabilities, and to renovate office and manufacturing space and to improve their utilization.

Financing Activities: Net cash of $153.6 million was provided by financing activities in fiscal 2002. Net proceeds of $145.5 million were generated by our sale of $150 million aggregate principal amount of 4 ¼% convertible subordinated notes due 2006. $8.1 million was generated by stock option exercises and sales under the employee stock purchase plan.

Capital Commitments: We have committed approximately $6.3 million for construction of a 62,000 square foot corporate headquarters building located on the Portland, Oregon campus. We expect that the facility will be completed in September 2002.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Pursuant to December 2001 Securities and Exchange Commission guidance to all registrants, we have prepared the following discussion of critical accounting policies. Refer to the notes to our consolidated financial statements, Summary of Significant Accounting Policies, for additional information.

Our critical accounting policies include the following:

•	Revenue recognition;

•	Inventory writedowns;

•	Product warranty reserves, and

•	Allowance for doubtful accounts.

Revenue Recognition

We recognize systems, spare parts and other product revenue when the product has been delivered, risk of loss has passed to the customer and collection of the resulting receivable is highly probable. We design, market and sell our products as standard configurations. Accordingly, customer acceptance provisions are based on seller-specified criteria, which we demonstrate prior to shipment. Revenue on new products is deferred until we have established a record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance. Revenue associated with service or maintenance contracts is recognized ratably over the life of the contract, which is generally one year.

Inventory Writedowns

We regularly evaluate the value of our inventory based on a combination of factors including the following: forecasted sales or usage, historical usage rates, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative uses for the inventory are explored within these processes to mitigate inventory exposure. Raw materials with quantities in excess of forecasted usage are reviewed at least monthly for obsolescence by our engineering and operating personnel. Raw material obsolescence writedowns are typically caused by engineering change orders or product end of life adjustments in the market. Finished goods are reviewed at least monthly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. We record writedowns for inventory based on the above factors and take into account worldwide quantities and demand into our analysis. If circumstances related to our inventories change, our estimates of the value of inventory could materially change.

Product Warranty Reserves

We evaluate our obligations related to product warranties quarterly. We offer a standard one-year warranty to our customers. We track historical system reliability on an individual system basis. Costs include labor to repair the system and replacement parts for defective items, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each system and remaining warranty periods. If circumstances change or if a dramatic change in warranty related incidents occurs, our estimate of the warranty accrual could change significantly.

Allowance for Doubtful Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

Factors That May Affect Future Results

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may issue other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ. The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward- looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to the following:

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

The current economic downturn has resulted in a reduction in demand for our products and significant fluctuations in our profitability and net sales. We incurred a net loss of $16.0 million in fiscal 2002 on net sales of $166.5 million. This reflects a significant decrease from net income of $99.9 million in fiscal 2001 on net sales of $471.9 million. We cannot assure you when, or if, demand for our products will increase.

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

We have completed a 53,000 square-foot manufacturing facility on a 31-acre parcel in Klamath Falls, Oregon. In June 2001, we began construction of a 62,000 square foot corporate headquarters building in Portland, Oregon. Both projects have been funded with existing capital resources and internally generated funds. Our capacity expansion involves risks. For example, the electronics industry has historically been cyclical and subject to significant economic downturns characterized by over-capacity and diminished demand for products of the type manufactured by us. In fiscal 2002 we adopted a restructuring plan that involved the closure of several of our manufacturing facilities in response to the current economic downturn. Unfavorable economic conditions affecting the electronics industry in general, or any of our major customers, may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner, which could adversely affect our operating results.

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

Twelve large, multinational electronics companies constituted 49.4% of our fiscal 2002 net sales, and the loss of any of these customers could significantly harm our business. In addition, none of our customers have any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

Delays in shipment or manufacturing of our products could substantially decrease our sales for a period.

We will continue to derive a substantial portion of our revenues from the sale of a relatively small number of products with high average selling prices, some with prices as high as $2.0 million per unit. We generally recognize revenue upon shipment of our products. As a result, the timing of revenue recognition from a small number of orders could have a significant impact on our net sales and operating results for a reporting period. Shipment delays could significantly impact our recognition of revenue and could be further magnified by announcements from us or our competitors of new products and technologies, which announcements could cause our customers to defer purchases of our existing systems or purchase products from our competitors. Any of these delays could result in a material adverse change in our results of operations for any particular period.

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

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply materials. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including work stoppages, fire, earthquake, flooding or other natural disasters. Such disruption could interrupt our manufacturing. Our business may be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

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

Although we have no commitments or agreements for any acquisitions, we have made, and plan in the future to make, acquisitions of, or significant investments in, businesses with complementary products, services or technologies. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of acquired companies;

•	lack of synergy, or inability to realize expected synergies, resulting from the acquisition;

•	the risk that the issuance of our common stock in a transaction could be dilutive to our shareholders if anticipated synergies are not realized; and

•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company.

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

International shipments accounted for 73.6% of net sales for fiscal 2002, with 57.5% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

In addition, as a result of our significant reliance on international sales, we may also be adversely affected by challenges to U.S. tax laws that benefit companies with certain foreign sales. In February 2000, the World Trade Organization (WTO) ruled that foreign sales corporations (FSCs), which provide an overall reduction in effective tax rates for companies with FSCs, violate U.S. obligations under the General Agreement on Tariffs and Trade (GATT). Responding to the WTO’s decision that FSCs constitute an illegal export subsidy, the U.S. government repealed the FSC rules effective October 1, 2000, subject to certain transition rules, and created a new income tax benefit that permanently excludes “foreign extraterritorial income” from taxable income. The extraterritorial income (ETI) regime, which applies to transactions after September 30, 2000, provides a similar tax benefit for export sales as the FSC regime did. Following a European Union (EU) complaint, the WTO concluded in August 2001 that the ETI provisions are also not WTO-compliant as such provisions violate the GATT agreements. The United States appealed the decision, but in January 2002, an appellate body denied the appeal. A WTO arbitration panel subsequently began consideration of the EU’s request for retaliatory tariffs; a ruling is expected in mid August 2002. Following the issuance of that ruling, the EU will be in a position to have the authority to begin imposing trade sanctions on U.S. exports up to the level set by the arbitrators and the authority for such sanctions will continue until the United States rectifies the WTO violation. The U.S. government will likely choose to rectify the violation and is considering several options to do so. It is possible that the U.S. government will repeal the ETI regime and if the government does not replace it with an equivalent form of relief, our future results of operations may be adversely affected.

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

The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. Furthermore, our technological advantages may be reduced or lost as a result of technological advances by our competitors. Their greater capabilities in these areas may enable them to:

•	better withstand periodic downturns;

•	compete more effectively on the basis of price and technology;

•	more quickly develop enhancements to and new generations of products; and

•	more effectively retain existing customers and obtain new customers.

In addition, new companies may in the future enter the markets in which we compete, further increasing competition in those markets.

We believe that our ability to compete successfully depends on a number of factors, including:

•	performance of our products;

•	quality of our products;

•	reliability of our products;

•	cost of using our products;

•	our ability to ship products on the schedule required;

•	quality of the technical service we provide;

•	timeliness of the services we provide;

•	our success in developing new products and enhancements;

•	existing market and economic conditions; and

•	price of our products as compared to our competitors’products.

25

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

Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. The loss of key personnel could have a material adverse effect on our business or results of operations. We may not be able to retain our key managerial, engineering and technical employees. Our growth may be dependent on our ability to hire a new Chief Executive Officer, new highly skilled and qualified technical personnel, and personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult, and our recruiting efforts to attract and retain these personnel may not be successful.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 1, 2002, our investment portfolio includes marketable debt securities of $254.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder’s equity. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or the results of our operations. Our $150 million aggregate principal amount of 4 ¼% convertible subordinated notes due 2006 are at a fixed interest rate. Therefore, there is no associated volatility.

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

Item 8. Financial Statements and Supplementary Data

Electro Scientific Industries, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (in thousands)

ASSETS	June 1, 2002	June 2, 2001

Current assets:
Cash and cash equivalents	$ 29,435	$ 68,522
Marketable securities	181,019	68,735
Restricted securities	6,353	—

Total cash and securities	216,807	137,257
Trade receivables, less allowance for doubtful accounts	55,810	86,508
of $1,437 at 2002 and $1,524 at 2001
Income tax refund receivable	13,948	—
Inventories:
Finished goods	16,408	20,288
Work-in-process	1,942	14,183
Raw materials and purchased parts	45,340	38,855

Total inventories	63,690	73,326
Deferred income taxes	7,630	9,580
Other current assets	5,260	1,997

Total current assets	363,145	308,668
Long-term marketable securities	73,445	25,849
Long-term restricted securities	12,047	—
Property, plant and equipment, at cost	96,233	94,553
Less-accumulated depreciation	(37,449)	(39,607)

Net property, plant and equipment	58,784	54,946
Deferred income taxes	882	656
Other assets	16,944	16,954

Total assets	$ 525,247	$ 407,073

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 3,246	$ 7,048
Accrued liabilities:
Payroll related	7,888	25,669
Commissions	121	1,221
Warranty	2,183	4,216
Income taxes payable	—	1,602
Interest payable	2,845	—
Other	3,025	2,883

Total accrued liabilities	16,062	35,591
Deferred revenue	1,948	1,385

Total current liabilities	21,256	44,024

Convertible subordinated notes	145,897	—

Total liabilities	167,153	44,024

Shareholders’ equity:
Preferred stock, without par value;
1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares
authorized; 27,619 and 27,101 shares issued and
outstanding at June 1, 2002 and June 2, 2001, respectively	136,370	125,997
Retained earnings	221,377	237,338
Accumulated other comprehensive income (loss)	347	(286)

Total shareholders’ equity	358,094	363,049

Total liabilities and shareholders’ equity	$ 525,247	$ 407,073

The accompanying notes are an integral part of these statements. 28

Electro Scientific Industries, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended June 1, 2002, June 2, 2001, and June 3, 2000 (in thousands, except per share data)

	FISCAL YEAR ENDED
	June 1, 2002	June 2, 2001	June 3, 2000
Net sales	$ 166,545	$ 471,853	$ 299,419

Cost of sales	85,355	208,612	143,894
Cost of sales - non-recurring	12,502	—	—

Gross margin	68,688	263,241	155,525

Operating expenses:
Selling, service and administrative	60,920	81,772	63,091
Research, development and engineering	35,157	51,346	35,145
Non-recurring operating items	8,780	(11,394)	—

Total operating expenses	104,857	121,724	98,236

Operating income (loss)	(36,169)	141,517	57,289

Interest income	9,075	9,839	2,695
Interest expense	(3,725)	(7)	—
Other expense, net	(615)	(1,419)	(112)

Income (loss) before income taxes	(31,434)	149,930	59,872

Provision (benefit) for income taxes	(15,473)	49,997	19,012

Net income (loss)	$(15,961)	$ 99,933	$ 40,860

Net income (loss) per share - basic	$ (0.58)	$ 3.71	$ 1.55

Net income (loss) per share - diluted	$ (0.58)	$ 3.58	$ 1.49

Weighted average number of shares - basic	27,337	26,959	26,357
Weighted average number of shares - diluted	27,337	27,884	27,357

The accompanying notes are an integral part of these statements. 29

Electro Scientific Industries, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY For the years ended June 1, 2002, June 2, 2001 and June 3, 2000 (in thousands)

	Common Stock			Accumulated
	Number of Shares	Amount	Retained Earnings	Other Comprehensive Income (Loss)	Total
BALANCE AT MAY 31, 1999	26,094	$ 107,206	$ 96,545	$ (2,490)	$ 201,261
Stock plans:
Employee stock plans	761	8,648	—	—	8,648
Tax benefit of stock options exercised	—	4,286	—	—	4,286
Comprehensive income:
Net income	—	—	40,860	—	40,860
Unrealized loss on securities held for sale, net
of tax	—	—	—	(151)	(151)
Cumulative translation adjustment, net of tax	—	—	—	1,237	1,237

Comprehensive income	—	—	—	—	41,946

BALANCE AT JUNE 3, 2000	26,855	$ 120,140	$ 137,405	$ (1,404)	$ 256,141
Stock plans:
Employee stock plans	246	4,995	—	—	4,995
Tax benefit of stock options exercised	—	862	—	—	862
Comprehensive income:
Net income	—	—	99,933	—	99,933
Unrealized gain on securities held for sale, net of tax	—	—	—	804	804
Cumulative translation adjustment, net of tax	—	—	—	314	314

Comprehensive income	—	—	—	—	101,051

BALANCE AT JUNE 2, 2001	27,101	$ 125,997	$ 237,338	$ (286)	$ 363,049
Stock plans:
Employee stock plans	518	8,138	—	—	8,138
Tax benefit of stock options exercised	—	2,235	—	—	2,235
Comprehensive income:
Net loss	—	—	(15,961)	—	(15,961)
Unrealized gain on securities held for sale, net of tax	—	—	—	254	254
Net unrealized loss on derivative instruments, net of tax	—	—	—	(13)	(13)
Cumulative translation adjustment, net of tax	—	—	—	392	392

Comprehensive loss	—	—	—	—	(15,328)

BALANCE AT JUNE 1, 2002	27,619	$ 136,370	$ 221,377	$ 347	$ 358,094

The accompanying notes are an integral part of these statements. 30

Electro Scientific Industries, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended June 1, 2002, June 2, 2001 and June 3, 2000 (in thousands)

	FISCAL YEAR ENDED
	June 1, 2002	June 2, 2001	June 3, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (15,961)	$ 99,933	$ 40,860
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
Depreciation and amortization	10,224	9,883	8,808
Other non-cash charges	1,371	130	78
Deferred income taxes	1,894	(2,605)	1,409
Tax benefit of stock options exercised	2,235	862	4,286
Changes in operating accounts:
(Increase) decrease in trade receivables	30,627	(15,115)	6,857
(Increase) decrease in inventories	9,538	(17,299)	(4,274)
(Increase) decrease in income tax receivable	(13,948)	—	—
(Increase) decrease in other current assets	(3,263)	1,628	631
Increase (decrease) in current liabilities	(22,289)	11,744	13,928

Net cash provided by operating activities	428	89,161	72,583

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,279)	(27,849)	(10,004)
Proceeds from sales of property, plant and equipment	633	—	132
Purchase of restricted investments	(18,179)	—	—
Purchase of securities	(574,386)	(70,304)	(66,169)
Proceeds from sales of securities and maturing securities	414,539	40,046	27,361
Decrease in other assets	(481)	(2,403)	(5,468)

Net cash used in investing activities	(193,153)	(60,510)	(54,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible subordinated notes issuance	145,500	—	—
Proceeds from exercise of stock options and stock plans	8,138	4,995	8,648

Net cash provided by financing activities	153,638	4,995	8,648

NET CHANGE IN CASH AND CASH EQUIVALENTS	(39,087)	33,646	27,083

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,522	34,876	7,793

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 29,435	$ 68,522	$ 34,876

Cash payments for interest were $3,725, $7 and $0 in 2002, 2001 and 2000, respectively. The accompanying notes are an integral part of these statements. 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data unless otherwise noted)

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

Concentrations of Credit Risk

We use financial instruments that potentially subject us to concentrations of credit risk. Such instruments include cash equivalents, marketable securities available for sale, trade receivables and financial instruments used in hedging activities. We invest our cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. We place our investments with high credit quality financial institutions and limit the credit exposure from any one institution or instrument. To date, the amount of losses experienced on these investments have not been material. We sell a significant portion of our products to a small number of large electronics manufacturers; 49.4% of fiscal 2002 revenue was derived from twelve customers. Our operating results could be adversely affected if the financial condition and operations of these key customers decline.

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

Stock Split

Our Board of Directors approved a two-for-one stock split to shareholders of record at the close of business February 23, 2000, effective February 24, 2000. All per share and shares outstanding data in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been restated to reflect the stock split.

Change in Fiscal Year End

On September 30, 1999, we elected to change our fiscal quarters to correspond with a four week, five week, four week quarter, which means each quarter will end on a Saturday. Previously, the quarters ended on the last day of the calendar month. The fiscal year now ends on the Saturday following or directly preceding May 31, whichever Saturday is closest to May 31.

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2000 and 2001 to conform to the 2002 presentation.

Revenue Recognition

We recognize systems, spare parts and other product revenue when the product has been delivered, risk of loss has passed to the customer and collection of the resulting receivable is highly probable. We design, market and sell our products as standard configurations. Accordingly, customer acceptance provisions are based on seller-specified criteria, which we demonstrate prior to shipment. Revenue on new products is deferred until we have established a record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance. Revenue associated with service or maintenance contracts is recognized ratably over the life of the contract, which is generally one year.

Product Warranty

We generally warrant our systems for a period of up to 12 months for material and labor to repair and service the system. A provision for the estimated cost related to warranty is recorded upon shipment.

Research and Development

Research and development costs are expensed as incurred.

Taxes on Unremitted Foreign Income

Deferred income taxes have not been provided on unremitted earnings of foreign subsidiaries, as we believe any U.S. tax on such earnings would be substantially offset by associated foreign tax credits.

Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income includes net income and “other comprehensive income” which includes charges or credits to equity that are not the result of transactions to shareholders. Our only material components of “other comprehensive income” are cumulative foreign currency translation adjustments and unrealized gain or loss on securities available for sale and certain gains or losses on foreign currency forward contracts.

Net Income Per Share

We compute net income per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). SFAS 128 requires the dual presentation of basic and diluted earnings per share and other additional disclosures. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and share equivalents (shares issuable on exercise of stock options) outstanding.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents were $29,435 and $68,522 at June 1, 2002 and June 2, 2001, respectively.

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

Recent Accounting Pronouncements:

Commissions Paid

Based on guidance from the Emerging Issues Task Force of the FASB in issue EITF 01-09, we reclassified commissions paid to distributors from selling expense to sales discounts in the fourth quarter of fiscal 2002. The adoption did not have a material effect on fiscal 2002, but prior year revenue and selling expense was restated to conform to fiscal 2002 presentation.

Hedging Activities

On June 3, 2001, we adopted Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. Changes in fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, we recorded a cumulative transition gain of $.3 million to Other Comprehensive Income (“OCI”) and an immaterial transition gain to current income. The transition adjustments reflected the fair value of forward contracts hedging non-functional currency sales that were previously held off-balance sheet and the related time value that is excluded from effectiveness testing under SFAS133. All other derivatives were recorded at fair value on the balance sheet on June 2, 2001.

We are exposed to foreign currency risk through our sales and occasional purchases of product in non-functional currencies. Our policy is to hedge forecasted and actual foreign currency risk to mitigate the effect of foreign exchange market volatility on our operating results. We currently use foreign currency forward contracts that expire within 12 months to hedge forecasted sales and non-functional currency denominated receivables and payables. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and any change in fair value is recognized currently in earnings.

In accordance with SFAS 133, hedges of anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. The forward contracts designated by us to hedge anticipated sales are cash flow hedges. The critical terms of the forward contract, such as amount and timing, are matched to the forecasted sale. The effectiveness of the cash flow hedge is determined by comparing the change in value of the anticipated transaction to the change in value of the related forward contracts, excluding time value. The effective portion of the hedge is accumulated in OCI and any ineffectiveness along with the time value change in the instrument is recognized immediately in Other Income and Expense. OCI associated with the hedges of forecasted sales are reclassified to revenue upon revenue recognition. For the year ended June 1, 2002, immaterial amounts were recorded in Other Income and Expense relating to changes in time value of our hedging contracts. All amounts recorded in OCI at June 1, 2002 will be reclassified to earnings within 12 months.

The following table sets forth the changes in OCI related to hedging during the fiscal year ended June 1, 2002:

Beginning balance, June 3, 2001	$ —

Transition adjustment	(345)
Net change in value of instruments	(22)
Reclassification to revenue
($345 from transition adjustment)	380

Ending balance, June 1, 2002	$ 13

Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interest method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. We adopted SFAS No. 142 in the first quarter of fiscal 2002 and therefore ceased amortization of goodwill recorded in past business combinations. Total goodwill included in other assets was $1.4 million net of accumulated amortization of $1.4 million at both June 1, 2002 and June 2, 2001. Based on our impairment analysis completed in the second quarter of fiscal 2002 and required by SFAS No. 142, we concluded that we do not have an impairment of goodwill under SFAS No. 142. An additional impairment analysis was completed at the end of fiscal 2002 and we have concluded that our goodwill remains unimpaired under SFAS No. 142.

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain lease obligations. We are currently evaluating the impact of SFAS No. 143, but do not expect the adoption of SFAS No. 143 to have a significant impact on our financial position or the results of our operations.

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes Financial Accounting Standards Board Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. We are currently evaluating the impact of SFAS No. 144, but do not believe that SFAS No. 144 will have a material impact on our financial position or the results of our operations.

Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	June 1, 2002	June 2, 2001
Land	$ 8,057	$ 4,754
Buildings and improvements	33,160	33,251
Machinery and equipment	46,828	51,945
Construction in progress	8,188	4,603

	$ 96,233	$ 94,553

Line of Credit

We have a $20.0 million short-term revolving line of credit with a domestic bank. This line expires in October 2002. At our option, the interest rate is either a fluctuating per annum one percent (1.00%) below the Prime Rate in effect from time to time, or a fixed one percent (1.00%) above LIBOR. There were no borrowings outstanding at June 1, 2002 or June 2, 2001.

Employee Benefit Plans

We have an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. We contributed $1,406, $1,489 and $1,123 to the plan for the fiscal years ended June 1, 2002, June 2, 2001 and June 3, 2000, respectively.

Income Taxes

We account for income taxes under the asset and liability method as defined by the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (SFAS 109). Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The net deferred tax asset as of June 1, 2002 and June 2, 2001 consists of the following tax effects relating to temporary differences and carryforwards:

	June 1, 2002	June 2, 2001
Deferred Tax Assets:
Receivable and inventory valuation	$ 7,650	$ 4,029
Vacation pay	970	1,307
Warranty costs	808	1,560
Accrued commissions	83	99
Payroll related accruals	856	1,457
Other accrued liabilities	2,281	1,187

	12,648	9,639
Tax loss and credit carryforwards	4,636	3,879

Total deferred tax assets	17,284	13,518

Deferred Tax Liabilities:
Tax in excess of book depreciation	(1,216)	(1,045)
Other deferred tax liabilities	(4,859)	(297)

Total deferred tax liabilities	(6,075)	(1,342)

Valuation allowance	(2,697)	(1,940)

Net deferred tax asset	$ 8,512	$ 10,236

At June 1, 2002, there were net operating loss carryforwards from prior years of $10,484 available for U.S. federal income tax purposes. These losses were principally acquired as part of prior acquisitions and expire on various dates through 2013. The use of these losses is subject to certain limitations caused by the change in ownership of the acquired business. Accordingly, their utilization in future periods may be restricted. Given these limitations, some of these losses may not be realizable, and accordingly, a valuation allowance has been recorded. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

The components of income before income taxes and the provision for income taxes are as follows:

	FISCAL YEAR ENDED
	June 1, 2002	June 2, 2001	June 3, 2000
Income (loss) before income taxes:
Domestic	$ (31,742)	$ 145,976	$ 58,300
Foreign	308	3,954	1,572

	$ (31,434)	$ 149,930	$ 59,872

Provision (benefit) for income taxes:
Current:
U.S. Federal and State	$ (20,302)	$ 49,591	$ 11,905
Foreign	870	2,035	1,412

	(19,432)	51,626	13,317
Deferred	1,724	(2,491)	1,409
Income tax effect of stock options exercised	2,235	862	4,286

	$ (15,473)	$ 49,997	$ 19,012

The tax benefit related to stock option exercises has been recorded as an increase to common stock rather than a reduction to the provision for income taxes.

A reconciliation of the provision for income taxes at the federal statutory income tax rate to the provision for income taxes as reported is as follows:

	FISCAL YEAR ENDED
	June 1, 2002	June 2, 2001	June 3, 2000
Provision computed at federal statutory rate	$ (11,002)	$ 52,475	$ 20,956
Higher than U.S. tax rates in foreign jurisdictions	570	992	822
Impact of U.S. credits	(5,100)	(387)	(1,188)
Impact of state taxes	135	3,705	1,314
Benefit of foreign sales (FSC/EIE)	—	(6,140)	(3,500)
Other, net	(76)	(648)	608

	$ (15,473)	$ 49,997	$ 19,012

The large U.S. credit in 2002 resulted from a historical study of available prior years’ research and development credits. Amended tax returns were filed in 2002. Consolidated income tax payments were $3,123, $47,804 and $12,856 for the years ended June 1, 2002, June 2, 2001, and June 3, 2000, respectively.

Earnings Per Share

We compute net income per share in accordance with Statement of Financial Accounting Standards 128, “Earnings Per Share” (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.

	FISCAL YEAR ENDED
	June 1, 2002	June 2, 2001	June 3, 2000
Net income (loss)	$(15,961)	$99,933	$40,860

Weighted average number of shares of common stock and
common stock equivalents outstanding:

Weighted average number of shares - basic	27,337	26,959	26,357

Dilutive effect of employee stock options	—	925	1,000

Weighted average number of shares - diluted	27,337	27,884	27,357

Net income per share - basic	$ (0.58)	$ 3.71	$ 1.55

Net income per share - diluted	$ (0.58)	$ 3.58	$ 1.49

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options or shares issuable upon conversion of our 4¼% convertible subordinated notes due 2006 because inclusion would have an anti-dilutive effect on the earnings per share calculation.

	FISCAL YEAR ENDED
	June 1, 2002	June 2, 2001	June 3, 2000
Employee stock options	4,989	1,252	1,209
4 ¼% convertible subordinated notes	3,947	—	—

Commitments and Contingencies

We have limited involvement with derivative financial instruments and do not use them for trading purposes. Derivatives are used to manage defined foreign currency risks. We enter into forward exchange contracts to hedge the value of accounts receivable denominated in a foreign currency. Foreign exchange contracts have gains and losses that are recognized at the end of each fiscal period. At June 1, 2002 and June 2, 2001, we had forward exchange contracts totaling $6 and $27, respectively. In general, these contracts mature in less than one year and the counterparties are large, highly rated banks; therefore, risk of credit loss as a result of nonperformance by the banks is minimal. The use of derivatives does not have a significant effect on our financial position or the results of its operations.

We lease certain equipment, automobiles and office space under operating leases, which are non-cancelable and expire on various dates through 2009. The aggregate minimum commitment for rentals under operating leases beyond June 1, 2002 is as follows:

2003	$ 979
2004	512
2005	311
2006	185
2007	31
Thereafter	43

Total	$2,061

Rental expense for all operating leases was $1,091 in fiscal 2002, $1,690 in fiscal 2001 and $1,314 in fiscal 2000.

We entered into an agreement that allows us to sell accounts receivable from selected customers at a discount to a financial institution. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Receivables sold under these provisions have terms and credit risk characteristics similar to our overall receivables portfolio. Discounting fees were recorded in interest expense and were not material for fiscal 2002. Accounts receivable sales under these agreements were $9 million for fiscal 2002. At June 1, 2002, $9 million of sold receivables remained outstanding under this agreement, compared to no amounts outstanding at June 2, 2001.

Legal Matters

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL). The lawsuit alleges that our CorrectPlace ver. 5.0 product infringes United States Patent 5,371,690, which is owned by Cognex. The patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys’ fees. We believe we have meritorious defenses to the action and intend to pursue them vigorously. Fact discovery is completed in the lawsuit. Additionally, certain of our customers have notified us that, in the event it is subsequently determined that their use of CorrectPlace ver. 5.0 infringes any patent, they may seek indemnification from us for damages or expenses resulting from this matter.

Capital Commitments

We have capital commitments of approximately $6.3 million for construction of a 62,000 square foot corporate headquarters building located on the Portland, Oregon campus. We expect that the facility will be completed in September 2002.

Marketable Securities

We classify our marketable securities, other than restricted investments as described below, as Securities Available for Sale in the accompanying Consolidated Balance Sheets. All of our marketable debt securities are invested in high credit quality securities.

During fiscal 2002, 2001 and 2000, proceeds of $414,539, $40,046 and $27,361, respectively, resulted from the sale or maturity of securities. There were no material realized gains or losses associated with these sales or maturities. Unrealized gains or losses are reported in a separate component of shareholders’ equity. Information regarding our marketable securities is as follows:

	June 1, 2002	June 2, 2001
Fair market value	$ 254,464	$ 94,584
Cost:
State and local government	25,019	32,930
Federal government	180,058	58,122
Corporate	47,923	2,494

Total	$ 253,000	$ 93,546

Maturity information:
Less than 1 year	$ 181,019	$ 68,735
1 to 3 years	$ 73,445	$ 25,849

Restricted Investments

Restricted investments are a required pre-funding of certain interest payments on our 4 ¼% convertible subordinated notes. These securities are held to maturity and are recorded amortized cost. Information regarding our restricted investments is as follows:

	June 1, 2002	June 2, 2001
Fair market value	$ 18,496	$ —
Amortized cost:
Federal government	18,400	—

Total	$ 18,400	$ —

Maturity information:
Less than 1 year	$ 6,353	$ —
1 to 3 years	$ 12,047	$ —

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

Stock Plans

In September 1989, the shareholders approved the adoption of the 1989 Stock Option Plan (the “1989 Plan”) pursuant to which 4,400,000 shares of our common stock, as amended in September 1998, have been reserved for issuance. In September 2000, the shareholders approved the adoption of the 2000 Stock Option Incentive Plan (the “2000 Incentive Plan”), which replaced the 1989 Plan. There are 2,000,000 shares of our common stock reserved for issuance under the 2000 Incentive Plan plus any shares remaining available for grant under the 1989 Plan or that may become available for grant under the 1989 Plan through the expiration, termination, forfeiture or cancellation of grants. Options under the 2000 Incentive Plan generally vest 25% per year over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. The 2000 Incentive Plan allows for automatic annual grants to non-employee directors for 6,000 shares of Common Stock on July 31 of each year, with an option price equal to the closing market price on the date of the grant, a ten-year term and a four-year vesting schedule. The 2000 Incentive Plan allows for grants of incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 or non-statutory stock options. Stock appreciation rights may be granted in connection with options, although no options have been granted which include stock appreciation rights.

In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan (the “ESPP”) pursuant to which 900,000 shares of our common stock, as amended in September 1998, have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15 percent of their cash compensation during each pay period. The ESPP provides for one 12-month offering period beginning January 8 of each year. During the offering period, participants accumulate funds in an account via payroll deduction. At the end of the offering period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of our common stock. The purchase price per share is equal to 85% of the lower of the fair market value of the common stock (a) on the enrollment date of the offering period or (b) on the date of purchase.

In September 1996, the shareholders approved the 1996 Stock Incentive Plan (the “1996 Plan”) pursuant to which 500,000 shares of our common stock, as amended in September 1998, have been reserved for issuance to participating employees. The 1996 Plan allows for the grants of stock bonuses, restricted stock or performance-based awards. Our restricted stock grants vest based on certain performance criteria that are tied to our stock price. During fiscal 2002, 2001 and 2000, we recorded $0, $1,372 and $2,498, respectively, of compensation expense related to restricted stock grants.

In April 2000, the Board of Directors approved the adoption of the 2000 Stock Option Plan (the “2000 Plan”) pursuant to which 2,250,000 shares of our common stock, as amended in April 2001, have been reserved for issuance. The 2000 Plan allows for grants to non-officer employees of non-statutory stock options, stock bonuses or restricted stock. Options under the 2000 Plan generally vest 25% per year over a 4 year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date.

We account for our stock option plans and our employee stock purchase plan in accordance with the provisions of the Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting For Stock Issued to Employees.” In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), “Accounting For Stock Based Compensation.” SFAS 123 provides an alternative to APB 25. We continue to account for our employee stock plans in accordance with the provisions of APB 25. Accordingly, we have elected to provide pro forma disclosures as required by SFAS 123.

We have computed, for pro forma disclosure purposes, the per share value of all options granted under the stock option plans to be $20.94, $20.87 and $29.19 for 2002, 2001 and 2000, respectively. The pro forma value of options granted under the employee stock purchase plan is immaterial for 2002, 2001 and 2000. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for grants in 2002, 2001 and 2000:

	FISCAL YEAR ENDED
	June 1, 2002		June 2, 2001		June 3, 2000
Risk-free interest rate	4.70%		4.60%		5.50%
Expected dividend yield		0%		0%		0%
Expected life	5.6	years	5.6	years	6.0	years
Expected volatility	64.00%		87.20%		66.50%

The total value of options granted would be amortized on a pro rata basis over the vesting period of the options. Options generally vest equally over four years. If we had accounted for these plans in accordance with SFAS 123, our net income and net income per share would have decreased as reflected in the following pro forma amounts for the fiscal years ended as follows:

FISCAL YEAR ENDED
	June 1, 2002	June 2, 2001	June 3, 2000
Net income (loss):
As reported	$ (15,961)	$ 99,933	$ 40,860
Pro forma	$ (30,703)	$ 88,390	$ 36,373
Net income (loss) per share:
As reported - basic	$ (0.58)	$ 3.71	$ 1.55
As reported - diluted	$ (0.58)	$ 3.58	$ 1.49
Pro forma - basic	$ (1.15)	$ 3.28	$ 1.38
Pro forma - diluted	$ (1.15)	$ 3.28	$ 1.36

The following table summarizes activity in the stock plans for the years ended June 1, 2002, June 2, 2001 and June 3, 2000.

	FISCAL YEAR ENDED

	June 1, 2002		June 2, 2001		June 3, 2000
	Shares	Weighted - Average Exer. Price	Shares	Weighted - Average Exer. Price	Shares	Weighted - Average Exer. Price
Options outstanding at beginning of year	4,466	$ 30.21	3,273	$ 30.41	2,566	$ 14.08
Granted	1,425	34.48	1,460	28.41	1,593	46.39
Exercised	387	13.74	149	13.50	685	10.10
Canceled	515	35.43	118	34.69	201	17.99

Options outstanding at end of year	4,989	32.17	4,466	30.21	3,273	30.41

Exercisable at end of year	1,839	$ 28.45	1,433	$ 22.67	852	$ 12.53

Shares issued under the ESPP	77	$ 27.84	61	$ 24.97	62	$ 19.34

In addition to the options above, we had 31, 73 and 122 of restricted stock grants outstanding as of June 1, 2002, June 2, 2001 and June 3, 2000, respectively, none of which were exercisable. 44

The following table sets forth the exercise price range, number of shares outstanding at June 1, 2002, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

Range of Exercise Prices	Outstanding as of June 1, 2002	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable as of June 1, 2002	Weighted- Average Exercise Price
$ 4.25 - 13.56	387	3.92	$ 10.41	376	$ 10.36
14.25 - 18.88	517	6.73	18.55	385	18.46
18.91 - 26.64	472	6.91	24.37	287	23.66
26.75 - 27.00	1,074	8.84	27.00	268	27.00
27.31 - 33.53	100	8.84	31.35	11	30.07
34.48 - 34.57	1,358	9.87	34.57	1	34.48
34.63 - 52.06	117	8.24	42.83	28	43.59
52.75 - 52.75	900	7.87	52.75	450	52.75
53.25 - 61.63	64	7.60	59.28	33	59.15

	4,989	8.13	$ 32.17	1,839	$ 28.45

Segment Reporting

We adopted Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), effective May 31, 1999. SFAS 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of SFAS 131, ESI operates in one segment. We manage our resources and assess our performance on an enterprise-wide basis. We provide electronic manufacturers with equipment necessary to produce key components used in wireless communications, computers, automotive electronics and many other electronic products. Our products enable these manufacturers to reduce production costs, increase yields and improve the quality of their products. These products include semiconductor yield improvement systems, electronic component manufacturing systems, advanced electronic packaging equipment, vision and inspection products and circuit fine tuning systems. Since ESI operates in one segment, all financial segment information required by SFAS 131 can be found in the consolidated financial statements.

The following data represents sales by product line for the fiscal years ended:

	June 1, 2002	June 2, 2001	June 3, 2000
Semiconductor Yield Improvement Systems	$ 67,777	$ 134,690	$ 72,437
Electronic Component Manufacturing Systems	45,625	214,266	113,439
Advanced Electronic Packaging Systems	17,134	39,178	39,492
Vision and Inspection Systems	12,726	41,415	44,505
Circuit Fine Tuning Systems	23,283	42,304	29,546

Net Sales	$ 166,545	$ 471,853	$ 299,419

We have geographic operations in the United States, Europe and Asia. Transfers between geographic areas are made at prevailing market prices. Operating income is total revenue less operating expenses. In computing operating income, none of the following items have been added or deducted: interest income, other income or expense or the provision for income taxes. Identifiable assets are those assets of ours that are identified with the operations in each geographic location. Corporate assets are primarily cash and cash equivalents, marketable securities and restricted investments.

Export sales included in United States sales to unaffiliated customers for the fiscal years ended June 1, 2002, June 2, 2001 and June 3, 2000 were as follows:

	Europe	Asia	Total
June 1, 2002	$ 3,300	$ 81,200	$ 84,500
June 2, 2001	$ 37,700	$ 227,900	$ 265,600
June 3, 2000	$ 13,058	$ 150,797	$ 163,855

The most significant sales outside the U.S. were to Taiwan, Europe and Japan, which represented 23.4%, 16.1% and 11.1% of our net sales for fiscal 2002, respectively. 46

In fiscal 2002, 2001 and 2000, there were no sales to any one customer in excess of 10% of consolidated net sales. The following data represents segment information for the fiscal years ended:

	United States	Europe	Asia	Adjustments and Eliminations	Consolidated

June 1, 2002
Sales to unaffiliated customers	$128,398	$23,554	$14,593	$—	$166,545
Transfers between geographic areas	26,678	216	2,938	(29,832)	—

Total revenue	$155,076	$23,770	$17,531	$(29,832)	$166,545

Operating income (loss) (1)	$(35,111)	$406	$(1,871)	$407	$(36,169)

Identifiable assets at June 1, 2002	$229,110	$11,033	$10,334	$(27,529)	$222,948

Corporate assets					302,299

Total assets at June 1, 2002					$525,247

June 2, 2001
Sales to unaffiliated customers	$402,764	$25,630	$43,459	$—	$471,853
Transfers between geographic areas	48,601	1,458	5,418	(55,477)	—

Total revenue	$451,365	$27,088	$48,877	$(55,477)	$471,853

Operating income (loss) (2)	$136,085	$131	$5,322	$(21)	$141,517

Identifiable assets at June 2, 2001	$277,115	$6,158	$18,350	$(57,656)	$243,967

Corporate assets					163,106

Total assets at June 2, 2001					$407,073

June 3, 2000 Sales to unaffiliated customers	$248,737	$17,935	$32,747	$—	$299,419
Transfers between geographic areas	38,944	—	287	(39,231)	—

Total revenue	$287,681	$17,935	$33,034	$(39,231)	$299,419

Operating income (loss)	$55,657	$(146)	$2,613	$(835)	$57,289

Identifiable assets at June 3, 2000	$233,025	$7,322	$19,653	$(66,757)	$193,243

Corporate assets					98,398

Total assets at June 3, 2000					$ 291,641

(1)	Includes a non-recurring charge of $10.1 million related to the restructuring plan announced in June of 2001 and a pretax charge of $11.2 million related to exiting mechanical drill products. Also includes $0.8 million in research and development tax credit related expenses.

(2)	Includes a net non-recurring operating gain of $11.4 million related to the GSI Lumonics litigation award.

Fiscal 2002 Non-Recurring Operating Items

In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan during June of 2001. Pursuant to this plan, we reduced our work force by 419 employees in June and August of 2001. An additional 97 employees were terminated in October. This reduction impacted all employee groups. In connection with this plan, we recorded a charge of $3.6 million in employee severance and early retirement, $0.9 million in employee relocation and $0.1 million in other employee expenses in fiscal year ended June 1, 2002.

The restructuring plan also included vacating buildings located in California, Massachusetts, Michigan, Minnesota and Texas. As a result, we recorded a charge of approximately $1.9 million for the fiscal year ended June 1, 2002, which consisted of $1.3 million for lease termination fees, $0.4 million for the write-off of certain leasehold improvements and other consolidation costs of $0.2 million. We also recorded a $3.1 million net inventory writedown related to discontinuing the manufacturing of certain products in fiscal year ended June 1, 2002. This inventory write-down was reflected in costs of sales. In the second quarter of fiscal 2002, we disposed of certain property and equipment as part of the restructuring plan. The net gain recorded in fiscal year ended June 1, 2002, of $0.3 million consisted of the sale of equipment in conjunction with the discontinuing of certain products. At June 1, 2002 the majority of the $0.7 million remaining accrued liability was related to lease termination fees and other facility consolidation costs expected to be incurred through 2006.

In the fourth quarter of fiscal 2002 we performed a fundamental review of our strategy and product lines and decided to exit the mechanical drill business. As a result, we recorded a charge of $11.2 million for the fiscal year ended June 1, 2002. The charge consisted of $9.1 million in inventory writedowns, $1.8 million in asset writedowns, including fixed assets and intangible assets, and $0.3 million in purchase order obligation accruals.

The following table displays the amounts included as a restructuring charge for fiscal year ended June 1, 2002:

	Restructuring Plan implemented in June of 2001	Mechanical Drill Exit	Total
Employee severance and other employee expenses	$ 4,578	—	$ 4,578

Lease termination and other facility	1,870	—	1,870
consolidation costs
Net asset writedowns (gains)	(308)	1,768	1,460
Other expenses	872		872

Total operating expense restructuring charge	7,012	1,768	8,780

Net inventory writedowns (reflected in	3,109	9,059	12,168
cost of sales)
Purchase order obligations (reflected in	—	334	334
cost of sales)

Total restructuring charge	$ 10,121	$ 11,161	$ 21,282

Fiscal 2002 Restructuring Accruals

The following table displays rollforwards of the accruals established related to the restructuring from June 2, 2001 to June 1, 2002:

	Accruals at June 2, 2001	Fiscal 2002 Net Charges	Fiscal 2002 Amount Used	Accruals at June 1, 2002
Lease termination fees and other
facility consolidation costs	$ 0	$ 1,870	$ 1,206	$ 664
Purchase Order Obligations	$ 0	$ 334	$ 0	$ 334

Fiscal 2001 Non-Recurring Operating Items

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

Sale of Convertible Subordinated Notes

In December 2001 and January 2002, we sold $150 million aggregate principal amount of 4 ¼% convertible subordinated notes due 2006 in a private offering. We received proceeds, net of the initial purchaser’s discount, from these sales of approximately $145.5 million. We intend to use the net proceeds of the offering for general corporate purposes, which could include possible future acquisitions. Interest is due semiannually and, along with accretion of the underwriting discounts, is recorded as interest expense in the accompanying financial statements. No principal is due until maturity in 2006. In accordance with the terms of the convertible subordinated note indenture, we were required to place $18.2 million in trust. This restricted investment was invested in treasury bills and is sufficient to satisfy the first six interest payments due under the terms of the indenture. The notes are convertible into shares of our common stock at a conversion price of $38.00 per share, subject to adjustment in certain circumstances. The notes are redeemable by us any time on or after December 21, 2004 at specified prices. We filed a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year ended June 2, 2002
Net sales	$ 49,507	$ 39,606	$ 36,381	$ 41,051
Gross margin (1,2,3,4)	21,453	19,669	17,375	10,191
Net income (loss) (1,2,3,4)	(8,009)	(1,465)	1,729	(8,216)
Net income (loss) per share - basic (1,2,3,4)	$ (0.30)	$ (0.05)	$ 0.06	$ (0.30)
Net income (loss) per share - diluted (1,2,3,4)	$ (0.30)	$ (0.05)	$ 0.06	$ (0.30)

Fiscal Year ended June 2, 2001
Net sales	$ 121,262	$ 131,755	$130,988	$ 87,848
Gross margin	67,562	75,401	73,880	46,398
Net income (5)	23,295	27,719	27,774	21,145
Net income per share - basic (5)	$ 0.87	$ 1.03	$ 1.03	$ 0.78
Net income per share - diluted (5)	$ 0.83	$ 1.00	$ 1.00	$ 0.75

The sum of the quarterly data presented in the table above may not equal annual results due to rounding.

(1)	First quarter fiscal 2002 gross margin includes a pretax non-recurring charge of $3.5 million related to discontinuing the manufacturing of certain products, and net income and per share amounts also includes pretax non-recurring operating expenses of $4.3 million related to the restructuring plan announced in June of 2001.

(2)	Second quarter fiscal 2002 net income and per share amounts include pretax non-recurring operating expenses of $1.6 million related to the restructuring plan announced in June of 2001.

(3)	Third quarter fiscal 2002 gross margin includes a pretax non-recurring gain $0.4 million related to the subsequent sales of the inventory written off in the first quarter. Third quarter net income and per share amounts also include pretax non-recurring operating expenses of $0.7 million related to the restructuring plan announced in June of 2001. Also included is $4.6 million related to research and development tax credits and pretax professional expenses directly related to receiving the credit of $0.8 million.

(4)	Fourth quarter fiscal 2002 gross margin includes a pretax non-recurring charge of $9.4 million related to exiting mechanical drill products, and net income and per share amounts also include pretax non-recurring operating expenses of $1.8 million related to exiting mechanical drill products and $0.4 million related to the restructuring plan announced in June of 2001.

(5)	For fiscal 2001, fourth quarter net income and per share amounts include pre-tax non-recurring operating items of $11.4 million related to the litigation award from GSI Lumonics, and $1.4 million of accrued interest.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of
Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of June 1, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of June 1, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Portland, Oregon
July 3, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS*

To the Board of Directors and Shareholders of
Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of June 2, 2001 and June 3, 2000 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 2, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP
Portland, Oregon
June 29, 2001

*	This report is a copy of a previously issued Arthur Andersen LLP report and this report has not been reissued by Arthur Andersen LLP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 7, 2002, the Audit Committee of our Board of Directors approved the dismissal of our independent public accountants, Arthur Andersen LLP. Arthur Andersen LLP’s reports on our financial statements for each of the last two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and during the subsequent interim period through the date of dismissal, May 7, 2002, there have not been any disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

Also on May 7, 2002, based on the recommendation of the Audit Committee of our Board of Directors, we engaged the firm of KPMG LLP to be our independent public accountants. We did not consult KPMG LLP at any time prior to May 7, 2002 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with Arthur Andersen LLP.

We have been unable to obtain the consent of Arthur Andersen LLP, our former independent public accountants, as to the incorporation by reference of their report for our fiscal years ended June 2, 2001 and June 3, 2000 into our previously filed registration statements under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K in reliance under Rule 437a of the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen LLP’s consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is included under “Election of Directors” in our Proxy Statement for our 2002 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference.

Information with respect to our executive officers is included under Item 4 of Part I of this Report. No information is required to be included for Item 405 of Regulation S-K for fiscal 2002.

Item 11. Executive Compensation.

The information required by this item is included under “Board Compensation,” “Executive Compensation” (excluding the performance graph) and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information with respect to security ownership of certain beneficial owners and management is included under “Voting Securities and Principal Shareholders” in the Proxy Statement and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards at June 1, 2002.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1,2,3,4)	2,935,073	$29.09	2,184,257

Equity compensation plans not approved by security holders (5)	2,053,653	$36.54	193,935

Total	4,988,726	$32.16	2,378,192

(1)	These plans consist of: (i) the 1989 Stock Option Plan, (ii) the 2000 Stock Option Incentive Plan, (iii) the 1990 Employee Stock Purchase Plan and (iv) the 1996 Stock Incentive Plan.

(2)	Number of securities to be issued upon exercise of outstanding options, warrants and rights includes 2,106 shares subject to employee stock options assumed in the merger with Applied Intelligent Systems, Inc. with a weighted average exercise price of $6.56.

(3)	Number of securities to be issued upon exercise of outstanding options, warrants and rights includes 2,902 shares subject to employee stock options assumed in the merger with Dynamotion, Inc. with a weighted average exercise price of $55.25.

(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) includes 404,714 shares available for issuance under the 1990 Employee Stock Purchase Plan.

(5)	Consists of the 2000 Stock Option Plan.

The 2000 Stock Option Plan allows for grants of non-statutory stock options, stock bonuses and restricted stock to non-officer employees of the Company. The plan is administered by the Board of Directors or a committee or officer designated by the Board of Directors (the “Administrator”). The Administrator determines (i) the exercise price, term and exercise schedule of options granted under the plan, (ii) the purchase price and form of consideration for, and restrictions on, restricted stock issued under the plan, and (iii) any restrictions on stock bonuses issued under the plan. If the employment of an optionee under the plan is terminated within one year of a change of control of the Company, the optionee may exercise his or her option in full, even if the option is not fully vested.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is included under “Executive Compensation” and “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Financial Statements and Schedules.

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated.

Electro Scientific Industries, Inc. and Subsidiaries:	Page

Consolidated Balance Sheets as of
June 1, 2002 and June 2, 2001	28
Consolidated Statements of
Operations for the Years Ended
June 1, 2002, June 2, 2001, June 3, 2000	29
Consolidated Statements of
Shareholders’ Equity for the Years Ended
June 1, 2002, June 2, 2001, June 3, 2000	30
Consolidated Statements of
Cash Flows for the Years Ended
June 1, 2002, June 2, 2001, June 3, 2000	31
Notes to Consolidated Financial Statements	32-50
Independent Auditor’s Report	51
Report of Independent Public Accountants	52

All schedules are omitted, as the required information is inapplicable or not significant. 57

(b)	Exhibit List

3-A.	Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3-B.	Articles of Amendment of Third Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form10-K for the fiscal year ended May 31, 1999.

3-C.	Articles of Amendment of Third Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3-D.	2001 Restated Bylaws of the Company. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2001.

4-A.	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company Common Stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10-A.	ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1986. (1)

10-B.	ESI 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997. (1)

10-C.	Form of Change in Control Agreement between the Company and each of its appointed officers. Incorporated by reference to Exhibit 10-C of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001. (1)

10-D.	1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997. (1)

10-E.	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000. (1)

10-F.	Form of Indemnity Agreement between the Company and each of its corporate officers. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10-G.	2000 Stock Option Incentive Plan. Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.1

10-H.	Form of Employment and Separation Agreement between the Company and Donald R. VanLuvanee. (1)

21.	Subsidiaries of the Company.

58

23.	Independent Auditors’ Consent.

24.	Powers of Attorney.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David F. Bolender).

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (James T. Dooley).

(1)	Management contract or compensatory plan or arrangement.

(c)	Reports on Form 8-K.

The Company filed a report on Form 8-K on April 23, 2002, announcing that Donald VanLuvanee retired as president and chief executive officer and that David F. Bolender was named acting chief executive officer and James T. Dooley was named senior vice president and acting chief operating officer.

The Company filed a report on Form 8-K on May 14, 2002, announcing that it had dismissed Arthur Andersen LLP as its principal accountants and engaged KPMG LLP as its new principal accountants.

59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2002	ELECTRO SCIENTIFIC INDUSTRIES, INC. By: /s/ JAMES T. DOOLEY —————————————— James T. Dooley Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 30, 2002.

Signature	Title

(1)	Principal Executive, Financial and Accounting Officers

/s/ *DAVID F. BOLENDER —————————————— David F. Bolender	Chairman of the Board and Acting Chief Executive Officer and President

/s/ JAMES T. DOOLEY —————————————— James T. Dooley	Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer

(2)	Directors

/s/ *LARRY L. HANSEN —————————————— James T. Dooley	Director

/s/ *BARRY L. HARMON —————————————— Barry L. Harmon	Director

/s/ *W. ARTHUR PORTER —————————————— W. Arthur Porter	Director

/s/ *VERNON B. RYLES JR. —————————————— Vernon B. Ryles	Director

/s/ *GERALD F. TAYLOR —————————————— Gerald F. Taylor	Director

/s/ *JON D. TOMPKINS —————————————— Jon D. Tompkins	Director

/s/ *KEITH L. THOMSON —————————————— Keith L. Thomson	Director

*By: /s/ JAMES T. DOOLEY —————————————— James T. Dooley as Attorney-in-Fact	Director

60

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3-A.	Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3-B.	Articles of Amendment of Third Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form10-K for the fiscal year ended May 31, 1999.

3-C.	Articles of Amendment of Third Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 2, 2000.

3-D.	2001 Restated Bylaws of the Company. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2001.

4-A	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services relating to rights issued to all holders of Company Common Stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10-A.	ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

10-B.	ESI 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

10-C.	Form of Change in Control Agreement between the Company and each of its appointed officers. Incorporated by reference to Exhibit 10-C of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10-D.	1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

10-E.	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

10-F.	Form of Indemnity Agreement between the Company and each of its corporate officers. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10-G.	2000 Stock Option Incentive Plan. Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

10-H.	Form of Employment and Separation Agreement between the Company and Donald R. VanLuvanee.

21.	Subsidiaries of the Company.

23.	Independent Auditors’ Consent.

24.	Powers of Attorney.

99.1.	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David F. Bolender).

99.2.	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (James T. Dooley).