Form 10-Q
period 2002-08-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2002-10-15
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2002

Commission File Number: 0-12853

ELECTRO SCIENTIFIC INDUSTRIES, INC.

(an Oregon corporation)

93-0370304
(I.R.S. Employer Identification No.)

13900 N.W. Science Park Drive, Portland, Oregon 97229

Registrant’s telephone number: (503) 641-4141

Registrant’s web address: www.esi.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Registrant’s Common Stock at August 31, 2002 was 27,712,357 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

* Audited 1

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	Aug. 31, 2002	June 1, 2002*

ASSETS

Current assets:
Cash and cash equivalents	$38,321	$29,435
Marketable securities	190,865	181,019
Restricted securities	6,308	6,353

Total cash and securities	235,494	216,807

Trade receivables, net	58,906	55,810
Income tax refund receivable	8,423	13,948
Inventory	63,018	63,690
Deferred income taxes	7,630	7,630
Other current assets	5,810	5,260

Total current assets	379,281	363,145

Long-term marketable securities	59,750	73,445
Long-term restricted securities	9,019	12,047

Property, plant and equipment, at cost	97,202	96,233
Less - accumulated depreciation	(39,206)	(37,449)

Net property, plant and equipment	57,996	58,784

Deferred income taxes	—	882
Other assets	19,422	16,944

Total assets	$525,468	$525,247

The accompanying notes are an integral part of these statements. *Audited 2

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands except per share data)

	Aug. 31, 2002	June 1, 2002*

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,554	$3,246
Accrued liabilities	13,700	16,062
Deferred revenue	2,171	1,948

Total current liabilities	20,425	21,256

Convertible subordinated notes	146,122	145,897

Total liabilities	$166,547	$167,153

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized;
no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 27,712 and 27,619 shares issued and outstanding at August 31, 2002 and June 1, 2002, respectively	$137,291	$136,370
Retained earnings	221,535	221,377
Accumulated other comprehensive income	95	347

Total shareholders’ equity	358,921	358,094

Total liabilities and shareholders’ equity	$525,468	$525,247

The accompanying notes are an integral part of these statements. * Audited 3

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share data) (unaudited)

	Three Months Ended
	Aug. 31, 2002	Sept. 1, 2001

Net sales	$42,961	$49,507

Cost of sales	22,985	24,557
Cost of sales - non-recurring	—	3,497

Gross margin	19,976	21,453

Operating expenses:
Selling, service and administrative	13,180	18,987
Research, development and engineering	7,668	12,164
Non-recurring operating items	—	4,351

Total operating expenses	20,848	35,502

Operating loss	(872)	(14,049)

Interest income	3,549	1,937
Interest expense	(2,007)	(27)
Other income (expense), net	(437)	186

Income (loss) before income taxes	233	(11,953)

Provision (benefit) for income taxes	75	(3,944)

Net income (loss)	$158	$(8,009)

Net income (loss) per share - basic	$0.01	$(0.30)

Net income (loss) per share - diluted	$0.01	$(0.30)

Weighted average number of shares - basic	27,650	27,172
Weighted average number of shares - diluted	27,902	27,172

The accompanying notes are an integral part of these statements. 4

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	Aug. 31, 2002	Sept. 1, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$158	$(8,009)
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization	2,381	2,743
Tax benefit of stock options exercised	57	548
Other non-cash charges	318	2,231
Deferred income taxes	397	4,859
Changes in operating accounts:
(Increase) decrease in trade receivables	(1,382)	12,907
(Increase) decrease in inventories	793	(2,606)
Decrease in income tax receivable	5,525	—
Increase in other current assets	(521)	(892)
Decrease in current liabilities	(2,489)	(26,736)

Net cash provided by (used in) operating activities	5,237	(14,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,869)	(8,641)
Maturity of restricted securities	3,073	—
Purchase of securities	(36,538)	(48,517)
Proceeds from sales of securities and maturing securities	40,613	36,365
Increase in other assets	(2,496)	(218)

Net cash provided by (used in) investing activities	2,783	(21,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock plans	866	1,532

Net cash provided by financing activities	866	1,532

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,886	(34,434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,435	68,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,321	$34,088

Cash payments for interest were $3,330 and $10 for the three months ended August 31, 2002 and September 1, 2001, respectively. Cash refunds for income taxes were $5,863 for the three months ended August 31, 2002. Cash payments for income taxes were $2,330 for the three months ended September 1, 2001.

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data unless otherwise noted)
(unaudited)

Note 1 - Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these interim statements. We believe that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. These condensed consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Accounts Receivable, Net

We entered into an agreement that allows us to sell accounts receivable from selected customers at a discount to a financial institution. Receivables sold under these provisions have terms and credit risk characteristics similar to our overall receivables portfolio. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Accounts receivable sales under these agreements were $7.1 million for the period ended August 31, 2002 and $9.0 million for the twelve-month period ended June 1, 2002. Discounting fees were recorded as interest expense and were not material for the three months ended August 31, 2002 and September 1, 2001. At August 31, 2002, $7.8 million of receivables sold under these agreements remained outstanding, compared to $9.0 million outstanding at June 1, 2002.

Note 3 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

	Aug. 31, 2002	June 1, 2002

Raw materials and purchased parts	$43,298	$45,340
Work-in-process	1,432	1,942
Finished goods	18,288	16,408

Total inventories	$63,018	$63,690

6

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands except per share data unless otherwise noted)
(unaudited)

Note 4 - Earnings Per Share

We compute net income per share in accordance with Statement of Financial Accounting Standards 128, “Earnings Per Share” (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.

	Three Months Ended
	Aug. 31, 2002	Sept. 1, 2001

Net income (loss)	$158	$(8,009)

Weighted average number of share of common stock
and common stock equivalents outstanding:
Weighted-average number of shares outstanding—basic	27,650	27,172
Dilutive effect of employee stock options	252	—

Weighted-average number of shares outstanding—diluted	27,902	27,172

Net income (loss) per share - basic	$0.01	$(0.30)

Net income (loss) per share - diluted	$0.01	$(0.30)

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options or shares issuable upon conversion of our 4¼% convertible subordinated notes due 2006 because inclusion would have an anti-dilutive effect on the earnings per share calculation.

	Three Months Ended
	Aug. 31, 2002	Sept. 1, 2001

Employee stock options	3,777	4,237
4¼% convertible subordinated notes	3,947	—

Note 5 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	Aug. 31, 2002	Sept. 1, 2001

Net income (loss)	$158	$(8,009)

Net unrealized gain on derivative instruments	14	88
Foreign currency translation adjustment	(493)	2
Net unrealized gain (loss) on securities	227	(184)

Total comprehensive loss	$(94)	$(8,103)

7

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands except per share data unless otherwise noted)
(unaudited)

Note 6 - Income Taxes

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors. The income tax rate for the three months ended August 31, 2002 and September 1, 2001 was 32% and 33%, respectively. The lower tax rate as compared to the statutory federal tax rate is largely a result of the tax benefit related to the extraterritorial income exclusion.

Note 7 - Recent Accounting Pronouncements

In August 2002, the FASB issued SFAS 146 “Accounting for costs associated with exit or disposal activities.” SFAS 146 nullifies EITF Issue 94-3, “Liability recognition for certain Employee termination benefits and other costs to exit an activity.” Under SFAS 146, liabilities for exit or disposal activities are recognized and measured initially at fair value only when the liability is incurred. This statement is effective for exit costs initiated after December 31, 2002, and will be applied on prospective transactions only.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain lease obligations. We are evaluating the impact of SFAS 143, but do not expect the adoption of SFAS 143 to have a significant impact on our financial position or the results of our operations.

On June 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS 144 did not have a material impact on our financial position or the results of our operations.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands except per share data unless otherwise noted)
(unaudited)

Note 8 - Q1 Fiscal 2002 Non-Recurring Operating Items

In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan during June of 2001. Pursuant to this plan, we reduced our work force by 419 employees in June and August of 2001. This reduction impacted all employee groups. In connection with this plan, we recorded a charge of $2.4 million in employee severance and $0.2 million in other employee expenses for the three months ended September 1, 2001.

The restructuring plan also included vacating buildings located in California, Massachusetts, Michigan, Minnesota and Texas. As a result, we recorded a charge of approximately $1.5 million for the three months ended September 1, 2001, which consisted of $1.1 million for lease termination fees and $0.4 million for the write-off of certain leasehold improvements. We also recorded a $3.5 million inventory write-down related to discontinuing the manufacturing of certain products for the three months ended September 1, 2001. This inventory write-down was reflected in costs of sales.

The following table displays the amounts included as a non-recurring charge for the three months ended September 1, 2001.

Three Months Ended Sept. 1, 2001

Employee severance and other employee expenses	$2,579
Lease termination and other facility consolidation costs	1,482
Net asset write-downs	76
Other expenses	214

Total operating expense restructuring charge	4,351

Inventory write-downs (reflected in cost of sales)	3,497

Total restructuring charge	$7,848

Note 9 - Restructuring Accruals

At August 31, 2002, we had $1.0 million remaining in accrued liability, compared to $0.7 million at June 1, 2002. The majority of the remaining accrued liability was related to lease termination fees and other facility consolidation costs expected to be incurred through 2006.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands except per share data unless otherwise noted)
(unaudited)

The following table displays rollforwards of the accruals established related to the restructuring from June 1, 2002 to August 31, 2002.

	Accruals at June 1, 2002	Q1 Fiscal Year 2003 Charges	Q1 Fiscal Year 2003 Amounts Used	Accruals at Aug. 31, 2002

Lease termination fees and other facility consolidation costs	$664	$0	$151	$513
Purchase order obligations	$334	$0	$136	$198

Note 10 - Subsequent Event

On October 2, 2002, we announced a plan to relocate the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters facility in Portland, Oregon. We plan on completing this move by December 31, 2002. Approximately 45 employees at our Escondido facility have been offered relocation to our headquarters. The remaining employees have been offered a severance package following a sixty-day notice period. As a result of the closure of the California facility and other cost reduction steps, we expect that total employment will be reduced by approximately 100 people by the end of December 2002, from the current level of approximately 800 people. Beginning in the third fiscal quarter, which starts on December 1, 2002, we expect to save at least $8.0 million annually as a result of facilities consolidation, employment reductions and other cost reduction steps as related to this restructuring plan. In the second quarter, we expect to record a one-time charge of approximately $9.0 million for severance and other costs related to the plant closure. Additional relocation costs of approximately $2.0 million will be charged in future quarters as they occur, and are expected to be offset by a gain on the sale of the building and land.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Results of Operations

Net sales of $43.0 million for the quarter ended August 31, 2002 were $6.5 million or 13.2% lower than the first quarter of fiscal 2002, and were $1.9 million or 4.7% higher than the quarter ended June 1, 2002. Advanced electronic packaging systems, circuit fine tuning systems, and vision inspection systems experienced higher sales volume compared to the three months ended September 1, 2001, while sales of semiconductor yield improvement systems and electronic component manufacturing systems decreased over the same quarter of the prior year. Sales of semiconductor yield improvement systems, advanced electronic packaging systems and circuit fine tuning systems increased in comparison to the quarter ended June 1, 2002, while sales of electronic component manufacturing systems decreased and vision inspection systems remained relatively flat compared to the prior quarter. Semiconductor yield improvement systems comprised the largest percentage of sales for the quarter at 39.8% of total sales versus 46.5% in the first quarter of the prior year and 37.2% for the quarter ended June 1, 2002.

The following data represents sales by product line for the periods indicated (in thousands):

	Three Months Ended
	Aug. 31, 2002	Sept. 1, 2001

Semiconductor Yield Improvement Systems	$17,109	$23,032
Electronic Component Manufacturing Systems	8,120	13,448
Advanced Electronic Packaging Systems	6,670	4,170
Vision and Inspection Systems	3,844	2,678
Circuit Fine Tuning Systems	7,218	6,179

Net Sales	$42,961	$49,507

11

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Gross margin, excluding restructuring costs, for the three months ended August 31, 2002 decreased to 46.5% from 50.4% for the same period in the prior fiscal year and 47.7% for the quarter ended June 1, 2001. Included in costs of good sold for the three months ended August 31, 2002 was severance expense of $0.1 million. Lower margins were due to a change in product mix and lower utilization of factory capacity. We also continue to see normal pricing pressure in all of our markets due to the continued softness in overall electronics demand and pressure on our customers’ earnings.

Selling, service and administrative expenses for the three months ended August 31, 2002 were $13.2 million, 30.7% or $5.8 million lower than for the first quarter of fiscal 2002 and 9.6% or $1.4 million lower compared to the prior quarter. Selling, service and administrative expenses as a percentage of sales for the three months ended August 31, 2002 decreased from 38.4% to 30.7% compared to the first quarter of fiscal year 2002 and decreased from 35.5% to 30.7% over the prior quarter. Included in selling, service and administrative expenses for the three months ended August 31, 2002 was severance expense of $0.2 million offset by a one-time credit of $1.0 million related to a change in employee benefits for our Asian subsidiaries. In addition, lower sales volume and a reduction of force resulted in decreased commission and payroll expense compared to prior quarter and prior year levels.

Future operating results are highly dependent on our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage we continue to make investments in our research and development efforts. Expenses associated with research, development and engineering for the three months ended August 31, 2002 were $7.7 million, 37.0% or $4.5 million lower than for the same period in the prior fiscal year and 6.9% or $0.5 million higher compared to the prior quarter. Research, development and engineering expenses as a percentage of sales for the three months ended August 31, 2002 decreased from 24.6% to 17.8% compared to the first quarter of fiscal year 2002 and increased from 17.5% to 17.8% over the prior quarter. The decrease in comparison to the first quarter of fiscal 2002 was primarily due to decreases in research, development, and engineering headcount and lower project costs. The increase in comparison to the prior quarter was primarily due to severance expense of $0.2 million in the three months ended August 31, 2002. We continue to invest in a significant number of development and engineering projects that we see as important to our future.

In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan in the first quarter of fiscal year 2002. The restructuring plan consisted of reducing our work force and vacating several buildings. This reorganization resulted in restructuring charges to operating expenses of $4.4 million in the first quarter of fiscal year 2002. We also recorded a $3.5 million inventory write-down related to discontinuing the manufacturing of certain products in the three months ended September 1, 2001. This inventory write-down was reflected in costs of sales.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Interest income for the three months ended August 31, 2002 was $3.5 million, $1.6 million higher than for the three months ended September 1, 2001. This increase is mainly due to an increase in investment balances generated from our sale of $150 million aggregate principal amount of 4¼% convertible subordinated notes due 2006. Interest income increased $0.3 million compared to last quarter, due to interest income incurred on tax refunds.

The income tax rate for the three months ended August 31, 2002 was 32.0% versus 33.0% and 36.8% for the three months ended September 1, 2001 and June 1, 2002, respectively. The lower tax rate as compared to the statutory federal tax rate is largely a result of the tax benefit related to the extraterritorial income exclusion.

Net income for the quarter ended August 31, 2002 was $0.2 million or $0.01 per diluted share. This represents an increase of $8.2 million or 102.0% over the first quarter in the prior year, when we had a net loss of $8.0 million or $0.30 per diluted share. Net loss for the three months ended June 1, 2002 was $8.2 million or $0.30 per diluted share. This represents an increase of $8.4 million or 101.9% over fourth quarter in the prior year.

Ending backlog on August 31, 2002 was $15.5 million compared to $27.2 million on June 1, 2002 and $34.4 million at the end of the first quarter of the prior fiscal year.

Liquidity and Capital Resources

Our principal sources of liquidity consist of existing cash, cash equivalents and marketable securities of $288.9 million and accounts receivable of $58.9 million. At August 31, 2002, we had a current ratio of 18.6:1 and long-term debt of $146.1 million. Working capital increased to $358.9 million at August 31, 2002 compared to $341.9 million at June 1, 2002. Due to increased sales, accounts receivable increased $1.4 million from June 1, 2002 to August 31, 2002. Inventory decreased by $0.8 million from June 1, 2002 to August 31, 2002. Other current assets increased $0.5 million primarily due to prepaid expenses. Property, plant and equipment increased $1.9 million from June 1, 2002 to August 31, 2002. The increase in property, plant and equipment is due to the continued construction of a new corporate headquarters in Portland, Oregon. We have capital commitments of approximately $4.4 million for construction of a 62,000 square foot corporate headquarters building located on the Portland, Oregon campus. We expect that the facility will be completed in the second quarter of fiscal 2003. Current liabilities decreased $2.5 million from June 1, 2002 primarily due to the decrease in accrued interest expense generated from our 4¼% convertible subordinated notes due 2006.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our Form 10-K for the year-ended June 1, 2002.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

The current economic downturn has resulted in a reduction in demand for our products and significant fluctuations in our profitability and net sales. We had net income of $0.2 million during the three months ended August 31, 2002 on net sales of $43.0 million. This reflects a significant change from net loss of $8.0 million for the three months ended September 1, 2001 on net sales of $49.5 million. We cannot assure you that demand for our products will continue to increase.

During any downturn, including the current downturn, it will be difficult for us to maintain our sales levels. As a consequence, in order to maintain profitability we will need to reduce our operating expenses. However, much of our operating expenses are fixed and our ability to reduce such expenses is limited. Moreover, we may be unable to defer capital expenditures, and we will need to continue investment in certain areas such as research and development. We may incur charges related to impairment of assets and inventory write-offs. We also may experience delays in payments from our customers. The combined effect of these will have a negative effect on our financial results.

If the markets for our products improve, we must attract, hire and train a sufficient number of employees, including technical personnel, to meet increased customer demand. Our inability to achieve these objectives in a timely and cost-effective manner could have a negative impact on our business.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

Our inability to effectively manage these acquisition risks could materially and adversely affect our business, financial condition and results of operations. In addition, if we issue equity securities to pay for an acquisition the ownership percentage of our existing shareholders would be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. In addition, the Financial Accounting Standards Board has disallowed the pooling-of-interests method of acquisition accounting. This could result is significant charges resulting from amortization of intangible assets recorded in connection with future acquisitions.

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

17

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

We may be subject to claims of intellectual property infringement.

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. For example, in February 2001, Cognex Corporation filed a lawsuit against us claiming we infringed a patent owned by it. Competitors or others may assert infringement claims against our customers or us in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

19

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

In addition, as a result of our significant reliance on international sales, we may also be adversely affected by challenges to U.S. tax laws that benefit companies with certain foreign sales. In February 2000, the World Trade Organization (WTO) ruled that foreign sales corporations (FSCs), which provide an overall reduction in effective tax rates for companies with FSCs, violate U.S. obligations under the General Agreement on Tariffs and Trade (GATT). Responding to the WTO’s decision that FSCs constitute an illegal export subsidy, the U.S. government repealed the FSC rules effective October 1, 2000, subject to certain transition rules, and created a new income tax benefit that permanently excludes “foreign extraterritorial income” from taxable income. The extraterritorial income (ETI) regime, which applies to transactions after September 30, 2000, provides a similar tax benefit for export sales as the FSC regime did. Following a European Union (EU) complaint, the WTO concluded in August 2001 that the ETI provisions are also not WTO-compliant because provisions violate the GATT agreements. The United States appealed the decision, but in January 2002, an appellate body denied the appeal. On August 30, 2002, a WTO arbitration panel issued a report approving the retaliatory tariffs requested by the EU. The EU now has the authority to begin imposing trade sanctions on U.S. exports up to the level approved by the arbitrators and the authority for such sanctions will continue until the United States rectifies the WTO violation. The U.S. government will likely choose to rectify the violation to avoid retaliatory trade sanctions and is considering several options to do so. It is possible that the U.S. government will repeal the ETI regime and if the government does not replace it with an equivalent form of tax relief for foreign income, our future results of operations may be adversely affected.

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Our business is highly competitive, and if we fail to compete our business will be harmed.

The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. Furthermore, our technological advantages may be reduced or lost as a result of technological advances by our competitors. Their greater capabilities in these areas may enable them to:

•	Better withstand periodic downturns;

•	Compete more effectively on the basis of price and technology;

•	More quickly develop enhancements to and new generations of products; and

•	More effectively retain existing customers and obtain new customers.

In addition, new companies may in the future enter the markets in which we compete, further increasing competition in those markets.

We believe that our ability to compete successfully depends on a number of factors, including:

•	Performance of our products;

•	Quality of our products;

•	Reliability of our products;

•	Cost of using our products;

•	Our ability to ship products on the schedule required;

•	Quality of the technical service we provide;

•	Timeliness of the services we provide;

•	Our success in developing new products and enhancements;

•	Existing market and economic conditions; and

•	Price of our products as compared to our competitors’ products.

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

21

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

The loss of key management or our inability to attract and retain sufficient numbers of managerial, engineering and other technical personnel could have a material adverse effect upon our results of operations.

Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. The loss of key personnel could have a material adverse effect on our business or results of operations. We may not be able to retain our key managerial, engineering and technical employees. Our growth may be affected by our ability to hire a new chief executive officer, new highly skilled and qualified technical personnel, and personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult, and our recruiting efforts to attract and retain these personnel may not be successful.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Item 3. Market Risk Disclosure

Interest Rate Risk

As of August 31, 2002, our investment portfolio includes marketable debt securities of $250.6 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder’s equity. Due to the short duration of our investment portfolio, generally less than one year, an immediate 10% increase in interest rates would not have a material effect on our financial condition or the results of our operations. Our $150 million aggregate principal amount of 4¼% convertible subordinated notes due 2006 is at a fixed interest rate. Therefore, there is no associated volatility.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Acting President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Acting President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

We initiated litigation against Dynamic Details, Inc. and GSI Lumonics, Inc. for patent infringement in March 2000 in the U.S. District Court for the Central District of California (Electro Scientific Industries v. Dynamic Details, Inc. and GSI Lumonics, Inc., No. SACV00-272 AHS (ANX)). We believe that Dynamic Details and GSI Lumonics are violating our U.S. patent 5,847,960 entitled “Multi-tool Positioning System”. The complaint alleges that Dynamic Details infringes our patent 5,847,960 and that GSI Lumonics has actively induced infringement of, and contributorily infringed, our patent 5,847,960. The complaint seeks injunctive relief and monetary damages. Dynamic Details, Inc. and GSI Lumonics, Inc. have filed a counterclaim for a declaratory judgment of non-infringement and invalidity of our patent 5,847,960. In August 2001, the District Court issued an order granting Dynamic Details and GSI Lumonics’ motion for summary judgment of non-infringement. We appealed the District Court’s order to the U.S. Court of Appeals for the Federal Circuit. On October 7, 2002 the Court of Appeals vacated the District Court’s judgment of non-infringement on the basis that the District Court erred in its claim construction of our patent 5,847,960. The Court of Appeals has remanded the case to the District Court for a determination of infringement based on a complete claim construction.

Item 2. Changes in Securities and Use of Proceeds

We amended the Amended and Restated Rights Agreement, dated as of March 1, 2002, between us and Mellon Investor Services LLC effective as of August 26, 2002 to permit EQSF Advisors, Inc. to beneficially own up to, but not including, an aggregate of 19.99% of the outstanding shares of our common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Report on Form 8-K

A report on Form 8-K was filed on August 27, 2002, reporting that the Amended and Restated Rights Agreement, dated as of March 1, 2002, between us and Mellon Investor Services, LLC to permit EQSF Advisors Advisors, Inc. to beneficially own up to, but not including, an aggregate of 19.99% of the outstanding shares of our common stock.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

Dated: October 14, 2002	By /s/ JAMES T. DOOLEY __________________________________ James T. Dooley Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer

25

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, David F. Bolender, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Electro Scientific Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

26

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002 /s/ DAVID F. BOLENDER ————————————————— David F. Bolender Chairman of the Board of Directors and Acting President and Chief Executive Officer 27

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, James T. Dooley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Electro Scientific Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

28

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002 /s/ JAMES T. DOOLEY ————————————————— James T. Dooley Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer 29

EX-99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report on Form 10Q of Electro Scientific Industries, Inc. (the “Company”) for the period ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David F. Bolender, Chairman of the Board of Directors and Acting President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID F. BOLENDER
—————————————————
David F. Bolender
Chairman of the Board of Directors and
Acting President and Chief Executive Officer
October 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report on Form 10Q of Electro Scientific Industries, Inc. (the “Company”) for the period ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James T. Dooley, Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JAMES T. DOOLEY
—————————————————
James T. Dooley
Senior Vice President, Chief Financial Officer and
Acting Chief Operating Officer
October 14, 2002