Form 10-Q
period 2002-11-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2003-01-13
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2002

Commission File Number: 0-12853

ELECTRO SCIENTIFIC INDUSTRIES, INC.

(an Oregon corporation)

93-0370304
(I.R.S. Employer Identification No.)

13900 N.W. Science Park Drive, Portland, Oregon 97229

Registrant’s telephone number: (503) 641-4141

Registrant’s web address: www.esi.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Registrant’s Common Stock at November 30, 2002 was 27,719,627 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

1

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except per share data)

	Nov. 30, 2002	June 1, 2002

ASSETS

Current assets:
Cash and cash equivalents	$29,152	$29,435
Marketable securities	223,686	181,019
Restricted securities	9,438	6,353

Total cash and securities	262,276	216,807

Trade receivables, net	52,487	55,810
Income tax refund receivable	13,262	13,948
Inventory	54,447	63,690
Deferred income taxes	7,630	7,630
Other current assets	7,399	5,260

Total current assets	397,501	363,145

Long-term marketable securities	41,487	73,445
Long-term restricted securities	5,998	12,047

Net property, plant and equipment held for sale	7,599	—

Property, plant and equipment, at cost	83,157	96,233
Less - accumulated depreciation	(33,479)	(37,449)

Net property, plant and equipment	49,678	58,784

Deferred income taxes	—	882
Other assets	18,076	16,944

Total assets	$520,339	$525,247

The accompanying notes are an integral part of these statements. 2

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands except per share data)

	Nov. 30, 2002	June 1, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,307	$3,246
Accrued liabilities	17,509	16,062
Deferred revenue	2,001	1,948

Total current liabilities	23,817	21,256

Convertible subordinated notes	146,347	145,897

Total liabilities	$170,164	$167,153

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no	—	—
shares issued
Common stock, without par value;
100,000 shares authorized;
27,720 and 27,619 shares issued and outstanding at
November 30, 2002 and June 1, 2002, respectively	$137,768	$136,370
Retained earnings	211,987	221,377
Accumulated other comprehensive income	420	347

Total shareholders’ equity	350,175	358,094

Total liabilities and shareholders’ equity	$520,339	$525,247

The accompanying notes are an integral part of these statements. 3

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001

Net sales	$43,302	$39,606	$86,263	$89,113

Cost of sales	34,508	19,937	57,493	47,991

Gross margin	8,794	19,669	28,770	41,122

Operating expenses:
Selling, service and administrative	17,171	13,430	30,351	32,417
Research, development and engineering	6,945	8,167	14,613	20,331
Non-recurring operating items	—	1,620	—	5,971

Total operating expenses	24,116	23,217	44,964	58,719

Operating loss	(15,322)	(3,548)	(16,194)	(17,597)

Interest income	2,353	1,620	5,902	3,557
Interest expense	(1,774)	(51)	(3,781)	(78)
Other income (expense), net	701	(208)	264	(22)

Loss before income taxes	(14,042)	(2,187)	(13,809)	(14,140)

Benefit for income taxes	(4,494)	(722)	(4,419)	(4,666)

Net loss	$(9,548)	$(1,465)	$(9,390)	$(9,474)

Net loss per share - basic	$(0.34)	$(0.05)	$(0.34)	$(0.35)

Net loss per share - diluted	$(0.34)	$(0.05)	$(0.34)	$(0.35)

Weighted average number of shares - basic	27,714	27,246	27,682	27,199
Weighted average number of shares - diluted	27,714	27,246	27,682	27,199

The accompanying notes are an integral part of these statements. 4

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	Nov. 30, 2002	June 1, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,390)	$(9,474)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,728	5,532
Tax benefit of stock options exercised	181	731
Other non-cash charges	11,249	930
Deferred income taxes	400	4,859
Changes in operating accounts:
Decrease in trade receivable	4,815	24,510
(Increase) decrease in inventory	1,186	(1,027)
Decrease in income tax refund receivable	686	—
Increase in other current assets	(2,102)	(882)
Increase (decrease) in current liabilities	1,096	(33,498)

Net cash provided by (used in) operating activities	12,849	(8,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,164)	(9,486)
Proceeds from the sale of property, plant and equipment	45	633
Maturity of restricted securities	2,964	—
Purchase of securities	(141,941)	(89,891)
Proceeds from sales of securities and maturing securities	131,793	74,740
Increase in other assets	(1,046)	(801)

Net cash used in investing activities	(14,349)	(24,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock plans	1,217	3,253

Net cash provided by financing activities	1,217	3,253

NET CHANGE IN CASH AND CASH EQUIVALENTS	(283)	(29,871)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,435	68,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,152	$38,651

Cash payments for interest were $3,368 and $12 for the six months ended November 30, 2002 and December 1, 2001, respectively. Cash refunds for income taxes were $5,152 for the six months ended November 30, 2002. Cash payments for income taxes were $2,334 for the six months ended December 1, 2001.

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in thousands except per share data unless otherwise noted)
(unaudited)

Note 1 — Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these interim statements. We believe that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. These condensed consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in our 2002 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 — Accounts Receivable, Net

We entered into an agreement that allows us to sell accounts receivable from selected customers at a discount to a financial institution. Receivables sold under these provisions have terms and credit risk characteristics similar to our overall receivables portfolio. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Accounts receivable sales under these agreements were $12.0 million for the six months ended November 30, 2002. Discounting fees were recorded as interest expense and were not material for the six months ended November 30, 2002 and December 1, 2001. At November 30, 2002, $2.2 million of receivables sold under these agreements remained outstanding.

Note 3 — Inventory

Inventory is principally valued at standard cost, which approximates the lower of cost (first-in, first-out) or market. Components of inventory were as follows:

	Nov. 30, 2002	June 1, 2002

Raw materials and purchased parts	$31,922	$40,938
Work-in-process	3,474	1,942
Finished goods	19,051	20,810

Total inventory	$54,447	$63,690

6

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(in thousands except per share data unless otherwise noted)
(unaudited)

Note 4 — Assets held for Sale

In order to better align operating expenses with anticipated revenues, we implemented a restructuring plan during June 2001. This restructuring plan included vacating several buildings. We own a 29,000 square foot building on 3 acres of land near Minneapolis, Minnesota that we expect to sell in the third quarter of fiscal 2003.

On October 2, 2002, we announced a plan to relocate the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters in Portland, Oregon. The consolidation of the facilities was completed on December 31, 2002. We own a 60,000 square foot plant on 10 acres of land near Escondido, California. As of November 30, 2002, we contracted with a real estate agent to find a buyer and anticipate we will sell the assets within one year. Based on current market information provided by our real estate agents on both the Minnesota and California properties, we believe the market values individually to be in excess of net book value.

Components of net assets held for sale were as follows:

	Nov. 30, 2002	June 1, 2002

Land	$2,909	$—
Building	4,690	—

Total net assets held for sale	$7,599	$—

Note 5 — Earnings Per Share

We compute net income per share in accordance with Statement of Financial Accounting Standards 128, “Earnings Per Share” (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.

	Three Months Ended		Six Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001

Net loss	$(9,548)	$(1,465)	$(9,390)	$(9,474)

Weighted average number of share of common
stock and common stock equivalents
outstanding:
Weighted-average number of shares
outstanding - basic	27,714	27,246	27,682	27,199
Dilutive effect of employee stock options	—	—	—	—

Weighted-average number of shares outstanding - diluted	27,714	27,246	27,682	27,199

Net loss per share - basic	$(0.34)	$(0.05)	$(0.34)	$(0.35)

Net loss per share - diluted	$(0.34)	$(0.05)	$(0.34)	$(0.35)

7

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(in thousands except per share data unless otherwise noted)
(unaudited)

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options or shares issuable upon conversion of our 4¼% convertible subordinated notes due 2006 because inclusion would have an anti-dilutive effect on the earnings per share calculation.

	Three Months Ended		Six Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001

Employee stock options	4,584	3,888	4,584	3,888
4 ¼% convertible subordinated notes	3,947	—	3,947	—

Note 6 — Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001

Net loss	$(9,548)	$(1,465)	$(9,390)	$(9,474)

Net unrealized gain (loss) on derivative instruments	(1)	(87)	13	1
Foreign currency translation adjustment	(9)	(19)	(502)	(17)
Net unrealized gain on securities	334	551	561	367

Total comprehensive loss	$(9,224)	$(1,020)	$(9,318)	$(9,123)

Note 7 — Income Taxes

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors. The income tax rate for the three months ended November 30, 2002 and December 1, 2001 was 32% and 33%, respectively.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(in thousands except per share data unless otherwise noted)
(unaudited)

Note 8 — Recent Accounting Pronouncements

In December 2002, the EITF published the Consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides guidance on when and how to allocate revenue from bundled sales transactions. The Consensus is applicable for fiscal years beginning after June 15, 2003. We are currently evaluating the impact of Issue 00-21.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(in thousands except per share data unless otherwise noted)
(unaudited)

Note 9 — Non-Recurring Operating Items

In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan during June 2001. Pursuant to this plan, we reduced our work force by 419 employees in June and August 2001. An additional 97 employees were terminated in October 2001. This reduction impacted all employee groups. In connection with this plan, we recorded a charge of $3.5 million in employee severance and early retirement, $0.3 million in employee relocation and $0.2 million in other employee expenses for the six months ended December 1, 2001.

The restructuring plan also included vacating buildings located in California, Massachusetts, Michigan, Minnesota, and Texas. As a result, we recorded a charge of approximately $1.6 million for the six months ended December 1, 2001, which consisted of $1.1 million for lease termination fees, $.4 million for the write-off of certain leasehold improvements and other consolidation costs of $0.1 million. In the second quarter of fiscal year 2002, we disposed of certain property and equipment as part of the restructuring plan. The net gain associated with the asset write down recorded in the three months ended December 1, 2001 of $0.4 million consisted of the sale of equipment in conjunction with the discontinuing of certain products.

The following table displays the amounts included as a non-recurring charge for the three months and six months ended November 30, 2002 and December 1, 2001.

	Three Months Ended		Six Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001

Employee severance and other employee expenses	$—	$1,439	$—	$4,013
Facility consolidation and lease termination costs	—	147	—	1,604
Net asset write-downs	—	(384)	—	(308)
Other expenses	—	418	—	662

Total restructuring charge	$—	$1,620	$—	$5,971

In the current year, all restructuring costs have been included in the line items to which they functionally relate, as discussed in Note 10. 10

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(in thousands except per share data unless otherwise noted)
(unaudited)

Note 10 — Restructuring

At November 30, 2002, we had $1.1 million remaining in accrued liability relating to our restructuring plan implemented in June 2001, compared to $1.0 million at June 1, 2002. A portion of the remaining accrued liability is related to lease termination fees and other facility consolidation costs expected to be incurred through 2006.

As discussed in Note 4, we are currently relocating the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters in Portland, Oregon. Accrued employee severance of $0.6 million is related to this facilities consolidation. With the move from Escondido and other restructuring steps, we expect that employment will decline to approximately 700 people during the third quarter, down from 875 at the beginning of the fiscal year 2003. These reductions in force were across all department levels. In the current year, all restructuring costs have been included in the line items to which they functionally relate.

The following table displays rollforwards of the accruals established related to the restructuring from June 1, 2002 to November 30, 2002.

	Accruals at June 1, 2002	Fiscal 2003 Net Charges	Fiscal 2003 Amounts Used	Accruals at November 30, 2002

Employee severance	$0	$948	$333	$615
Lease termination fees and other
facility consolidation costs	$664	$0	$220	$444
Purchase order obligations	$334	$0	$334	$0

In addition to the special charges included in operating expenses for the three months ended November 30, 2002, we expect to incur approximately $3.0 million to $4.0 million of restructure related expenses in future quarters.

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

We believe we are the leading supplier of advanced laser systems used to improve the production yield of semiconductor devices, high-speed test and termination equipment used in the high-volume production of multi-layer ceramic capacitors (MLCCs) and other passive electronic components, and advanced laser systems used to fine tune electronic components and circuitry. Additionally, we produce a family of laser drilling systems for production of high-density interconnect (HDI) circuit boards and advanced electronic packaging, as well as inspection systems and original equipment manufacturer (OEM) machine vision products.

Results of Operations

Net sales of $43.3 million for the quarter ended November 30, 2002 were $3.7 million or 9.3% higher than the second quarter of fiscal 2002, and were $0.3 million or 0.8% higher than for the quarter ended August 31, 2002. Net sales of $86.3 million for the six months ended November 30, 2002 were $2.9 million lower or 3.2% lower than net sales for the six months ended December 1, 2001. Semiconductor yield improvement systems and advanced electronic packaging systems experienced higher sales volume compared to both the three months ended August 31, 2002 and the three months ended December 1, 2001, while sales of electronic component manufacturing systems, circuit fine tuning systems, and vision inspection systems decreased over both the prior quarter and the same quarter of the prior year. We continue to see normal pricing pressure in all of our markets due to the continued softness in overall electronics demand and pressure on our customers’ earnings. Semiconductor yield improvement systems comprised the largest percentage of sales for the quarter at 43.4% of total sales versus 40.2% in the second quarter of the prior year and 39.8% for the quarter ended August 31, 2002.

The following data represents sales by product line for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001

Semiconductor Yield Improvement Systems	$18,782	$15,927	$35,891	$38,959
Electronic Component Manufacturing Systems	7,770	8,819	15,890	22,267
Advanced Electronic Packaging Systems	8,648	5,396	15,318	9,566
Vision and Inspection Systems	2,305	2,397	6,149	5,075
Circuit Fine Tuning Systems	5,797	7,067	13,015	13,246

Net Sales	$43,302	$39,606	$86,263	$89,113

12

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

On October 2, 2002, we announced a plan to relocate the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters in Portland, Oregon. The consolidation of these facilities was completed on December 31, 2002. 37 employees from our Escondido facility accepted relocation offers to our headquarters. The remaining employees were offered a severance package following a sixty-day required notice period. As a result of the closure of the California facility and other cost reduction steps, we expect that headcount will decline to approximately 700 people during the third quarter of fiscal 2003. In addition to the special charges included in operating expenses for the three months ended November 30, 2002, we expect to incur approximately $3.0 million to $4.0 million of restructure related expenses in future quarters.

Gross margin for the three months ended November 30, 2002 decreased to 20.3% from 49.7% for the same period in the prior fiscal year and 46.5% for the quarter ended August 31, 2002. Included in costs of goods sold for the three months ended November 30, 2002 were special charges of $11.3 million. These charges include costs associated with the consolidation of our Escondido operation of $4.1 million in inventory write-downs related to the discontinuance of certain electronic component manufacturing product lines, $0.4 million in employee severance and other employee related expenses, and $0.1 in other facilities consolidation costs. Also included in special charges was $6.7 million in write-downs for estimated excess and obsolete inventory across virtually all of our ongoing product lines. During the quarter ended November 30, 2002, it became apparent that the forecasted industry wide rebound, projected in the spring/summer 2002, would not occur at the rate as originally anticipated. In addition, the adoption by our customers of higher capability machines occurred at a faster rate than anticipated, causing excess and obsolete components relating to some of our older models. Gross margin for the six months ended November 30, 2002 decreased to 33.4% from 46.1% for the same period in the prior year.

Selling, service and administrative expenses for the three months ended November 30, 2002 were $17.2 million, 27.9% or $3.7 million higher than for the second quarter of fiscal 2002 and 30.3% or $4.0 million higher compared to the prior quarter. Selling, service and administrative expenses as a percentage of sales for the three months ended November 30, 2002 increased from 33.9% to 39.7% compared to the second quarter of fiscal year 2002 and increased from 30.7% to 39.7% over the prior quarter. As a result of the Escondido consolidation and other restructuring steps, included in selling, service and administrative expenses for the three months ended November 30, 2002 was employee severance and other employee expense of $1.1 million, $1.2 million in restructure related consulting fees, $0.5 million in net asset write-downs and $0.3 million in facilities consolidation costs.

For the six months ended November 30, 2002, selling, service and administrative expenses were $30.4 million, 6.4% or $2.1 million lower compared to the six months ended December 1, 2001. Selling, service and administrative expenses as a percentage of sales for the six months ended November 30, 2002 decreased from 36.4% to 35.2% compared to the six months ended December 1, 2001. A reduction of force, cost reduction efforts, and a one-time credit of $1.0 million related to a change in employee benefits for our Asian subsidiaries, resulted in decreased selling, service, and administrative expense compared to prior year levels.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Future operating results are highly dependent on our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage we continue to make investments in our research and development efforts. Expenses associated with research, development and engineering for the three months ended November 30, 2002 were $6.9 million, 15.0% or $1.2 million lower than for the same period in the prior fiscal year and 9.4% or $0.7 million lower compared to the prior quarter. Research, development and engineering expenses as a percentage of sales for the three months ended November 30, 2002 decreased from 20.6% to 16.0% compared to the second quarter of fiscal year 2002 and decreased from 17.8% to 16.0% over the prior quarter. As a result of the Escondido consolidation and other restructuring steps, included in research, development and engineering expenses for the three months ended November 30, 3002 was employee severance and other employee expense of $0.8 million and $0.1 million in facilities consolidation costs. Research and development spending often fluctuates from quarter to quarter as engineering projects move through their life cycles. We continue to invest in a significant number of development and engineering projects that we see as important to our future.

In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan in the first quarter of fiscal year 2002. The restructuring plan consisted of reducing our work force and vacating several buildings. This reorganization resulted in restructuring charges to operating expenses of $4.4 million in the first quarter of fiscal year 2002 and $1.6 million in the second quarter of fiscal 2002. We also recorded a $3.5 million inventory write-down related to discontinuing the manufacturing of certain products in the six months ended December 1, 2001. This inventory write-down was reflected in costs of sales. In the current year, all restructuring costs have been included in the line items to which they functionally relate.

Interest income for the three months ended November 30, 2002 was $2.4 million, $0.7 million higher than for the three months ended December 1, 2001. This increase is mainly due to an increase in investment balances generated from our sale of $150 million aggregate principal amount of 4¼% convertible subordinated notes due 2006.

Interest expense for the three months ended November 30, 2002 was $1.8 million, $1.7 million higher than for the three months ended December 1, 2001 and $3.7 million higher than for the six months ended December 1, 2001. These increases in expense are primarily due to the sale of $150 million aggregate principal amount of 4¼% convertible subordinated notes due 2006.

Net other income and expense for the three months ended November 30, 2002 was $0.7 million, $0.9 million higher than for the three months ended December 1, 2001 and $1.1 million higher than the prior quarter. These increases in income are primarily due to a gain of $0.5 million related to a legal settlement agreement and a $0.3 million gain on sale of securities.

The income tax rate for the three months ended November 30, 2002 was 32.0% versus 33.0% for the three months ended December 1, 2001. This is the rate we currently expect to record for the full year, subject to variability depending on our earnings mix.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Net loss for the quarter ended November 30, 2002 was $9.5 million or $0.34 per diluted share, compared to a net loss of $1.5 million or $0.05 per diluted share in the second quarter of the prior year. Net loss for the six months ended November 30, 2002 was $9.4 million or $0.34 per diluted share, compared to a net loss of $9.5 million or $0.35 per diluted share for the same period in the prior year.

Ending backlog on November 30, 2002 was $15.8 million compared to $15.5 million on August 31, 2002 and $21.7 million at the end of the second quarter of the prior fiscal year.

Liquidity and Capital Resources

At November 20, 2002, our principal sources of liquidity consist of existing cash, cash equivalents and marketable securities of $294.3 million and accounts receivable of $52.5 million. At November 30, 2002, we had a current ratio of 16.7:1 and long-term debt of $146.3 million. Working capital increased to $373.7 million at November 30, 2002 compared to $341.9 million at June 1, 2002. Due to better collections of accounts receivable with extended terms, accounts receivable decreased $4.8 million from June 1, 2002 to November 30, 2002. Other current assets increased $2.1 million. Property, plant and equipment increased $6.2 million from June 1, 2002 to November 30, 2002. The increase in property, plant and equipment is primarily due to a new corporate headquarters in Portland, Oregon. Current liabilities increased $1.1 million from June 1, 2002.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for the year-ended June 1, 2002.

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

The current economic downturn has resulted in a reduction in demand for our products and significant reductions in our profitability and net sales. We had net loss of $9.5 million during the three months ended November 30, 2002 on net sales of $43.3 million and a net loss of $16.0 million for the year ended June 1, 2002. We cannot assure you that demand for our products will increase. If demand for our product does increase, there may be significant fluctuations in our profitability and net sales.

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

In November 2002, we completed construction of a 62,000 square foot corporate headquarters building in Portland, Oregon. The project was funded with existing capital resources and internally generated funds. Our capacity expansion involves risks. For example, the electronics industry has historically been cyclical and subject to significant economic downturns characterized by over-capacity and diminished demand for products of the type manufactured by us. In fiscal 2002 we adopted a restructuring plan that involved the closure of several of our manufacturing facilities in response to the current economic downturn. Unfavorable economic conditions affecting the electronics industry in general, or any of our major customers, may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner, which could adversely affect our operating results.

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

We depend on a few significant customers and we do not have long-term contracts with any of our customers.

Twelve large, multinational electronics companies represented 49.4% of our fiscal 2002 net sales, and the loss of any of these customers could significantly harm our business. In addition, none of our customers have any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

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

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

21

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

In addition, as a result of our significant reliance on international sales, we may also be adversely affected by challenges to U.S. tax laws that benefit companies with certain foreign sales. In February 2000, the World Trade Organization (WTO) ruled that foreign sales corporations (FSCs), which provide an overall reduction in effective tax rates for companies with FSCs, violate U.S. obligations under the General Agreement on Tariffs and Trade (GATT). Responding to the WTO’s decision that FSCs constitute an illegal export subsidy, the U.S. government repealed the FSC rules effective October 1, 2000, subject to certain transition rules, and created a new income tax benefit that permanently excludes “foreign extraterritorial income” from taxable income. The extraterritorial income (ETI) regime, which applies to transactions after September 30, 2000, provides a similar tax benefit for export sales as the FSC regime did. Following a European Union (EU) complaint, the WTO concluded in August 2001 that the ETI provisions are also not WTO-compliant because provisions violate the GATT agreements. The United States appealed the decision, but in January 2002, an appellate body denied the appeal. On August 30, 2002, a WTO arbitration panel issued a report approving the retaliatory tariffs requested by the EU. The EU now has the authority to begin imposing trade sanctions on U.S. exports up to the level approved by the arbitrators and the authority for such sanctions will continue until the United States rectifies the WTO violation. We believe the U.S. government will choose to rectify the violation to avoid retaliatory trade sanctions and it is considering several options to do so. The U.S. government may repeal the ETI regime and if the government does not replace it with an equivalent form of tax relief for foreign income, our future results of operations may be adversely affected.

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

The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. Furthermore, our technological advantages may be reduced or lost as a result of technological advances by our competitors. Their greater resources in these areas may enable them to:

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

The possibilities of terrorist attacks and military action against Iraq have increased uncertainties for our business.

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the possibility of terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

•

The risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities;

•	The risk of more frequent instances of shipping delays.

•	The risk that demand for our products may not increase or may decrease.

The loss of key management or our inability to attract and retain sufficient numbers of managerial, engineering and other technical personnel could have a material adverse effect upon our results of operations.

Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. The loss of key personnel could have a material adverse effect on our business or results of operations. We may not be able to retain our key managerial, engineering and technical employees. Our growth may be affected by our ability to hire new highly skilled and qualified technical personnel, and personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult, and our recruiting efforts to attract and retain these personnel may not be successful.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Item 3. Market Risk Disclosure

Interest Rate Risk

As of November 30, 2002, our investment portfolio includes marketable debt securities of $265.2 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder’s equity. Due to the short duration of our investment portfolio, generally less than one year, an immediate 10% increase in interest rates would not have a material effect on our financial condition or the results of our operations. Our $150 million aggregate principal amount of 4¼% convertible subordinated notes due 2006 is at a fixed interest rate. Therefore, there is no associated volatility.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and the Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

We initiated litigation against Dynamic Details, Inc. and GSI Lumonics, Inc. for patent infringement in March 2000 in the U.S. District Court for the Central District of California (Electro Scientific Industries v. Dynamic Details, Inc. and GSI Lumonics, Inc., No. SACV00-272 AHS (ANX)). The complaint alleges that Dynamic Details infringes and that GSI Lumonics has actively induced infringement of, and contributorily infringed our U.S. patent 5,847,960 entitled “Multi-tool Positioning System”. In August 2001, the District Court issued an order granting Dynamic Details and GSI Lumonics’ motion for summary judgment of non-infringement. We appealed the District Court’s order to the U.S. Court of Appeals for the Federal Circuit. In October 2002 the Court of Appeals vacated the District Court’s judgment of non-infringement on the basis that the District Court erred in its claim construction of our patent 5,847,960 and remanded the case to the District Court for a determination of infringement based on a complete claim construction. In November 2002, we reached an agreement with GSI Lumonics and Dynamic Details pursuant to which the case was dismissed without prejudice. In connection with the agreement, GSI Lumonics paid us $0.5 million.

Item 4. Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders was held on Wednesday, September 18, 2002.

The following items were approved by the vote indicated:

Barry L. Harmon, W. Arthur Porter, and Gerald F. Taylor, were re-elected to the Board of Directors for a three-year term. David F. Bolender, Larry L. Hansen, Vernon B. Ryles, Keith L. Thomson and Jon D. Tompkins continue as directors.

	Votes For	Withheld

Barry L. Harmon	25,475,003	194,472
W. Arthur Porter	25,488,188	181,287
Gerald F. Taylor	25,488,723	180,752

2.	Selection of KPMG LLP as independent auditors for the Company was approved.

Votes For	Against	Abstain

24,814,823	790,512	64,140

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10 — Employment Agreement (including change in Control Agreement) between the Company and James T. Dooley, dated December 13, 2002.

(b)	Report on Form 8-K

None

27

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

Dated: January 13, 2003	By /s/ JOSEPH L. REINHART —————————————— Joseph L. Reinhart Vice President, Corporate Secretary and Acting Chief Financing Officer

28

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

29

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003 /s/ JAMES T. DOOLEY ———————————————— James T. Dooley President and Chief Executive Officer 30

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Joseph L. Reinhart, certify that:

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

31

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003 /s/ JOSEPH L. REINHART ——————————————— Joseph L. Reinhart Vice President, Corporate Secretary and Acting Chief Financing Officer 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report on Form 10Q of Electro Scientific Industries, Inc. (the “Company”) for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James T. Dooley, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JAMES T. DOOLEY
————————————————
James T. Dooley
President and Chief Executive Officer
January 13, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report on Form 10Q of Electro Scientific Industries, Inc. (the “Company”) for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph L. Reinhart, Vice President, Corporate Secretary, and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JOSEPH L. REINHART
————————————————
Joseph L. Reinhart
Vice President, Corporate Secretary and
Acting Chief Financing Officer
January 13, 2003