Form 10-K/A
period 2002-06-01
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2003-08-11
CIK 726514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                  Registrant's telephone number: (503) 641-4141

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $496,195,162 as of July 31, 2002 based upon the closing sales price ($17.96) of the Registrant's Common Stock as reported by the Nasdaq Stock Market.

The number of shares outstanding of the Registrant's Common Stock at July 31, 2002 was 27,627,793 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                Explanatory Note

This Amendment No. 1 on Form 10-K/A amends our annual report on Form 10-K for the fiscal year ended June 1, 2002 which was filed on August 20, 2002. The amendment is a result of the restatement of our audited consolidated financial statements for the fiscal year ended June 1, 2002 (and the quarters contained therein). We have also restated our unaudited consolidated condensed financial statements for the quarterly periods ended August 31, 2002 and November 30, 2002 and have filed amendments on Form 10-Q/A for those periods. The restatement reflects adjustments to net sales, cost of sales and certain operating expenses, and the related balance sheet accounts.

We have amended each item of our annual report on Form 10-K for the fiscal year ended June 1, 2002 that has been affected by the restatement. This Amendment No. 1 does not reflect events occurring after the August 20, 2002 filing of our Form 10-K or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

The items of our annual report on Form 10-K for the fiscal year ended June 1, 2002 that are amended and restated herein are Item 1 of Part I (for which we have only filed the subheadings that have materially changed due to the restatement), Items 6, 7 and 8 of Part II, Item 14 of Part III and Item 15 of
Part IV. The remaining items originally contained in our Form 10-K for the fiscal year ended June 1, 2002 as filed with the Securities and Exchange Commission on August 20, 2002 are unchanged.

The Amendment No. 1 on Form 10-K/A should be read in conjunction with our quarterly report on Form 10-Q for the fiscal quarter ended March 1, 2003 as filed on August 11, 2003, including the materials under the subheading "Factors That May Affect Future Results" in Part I, Item 2.

                       ELECTRO SCIENTIFIC INDUSTRIES, INC.
                                   FORM 10-K/A
                     For the Fiscal Year Ended June 1, 2002

                                TABLE OF CONTENTS

Item of Form 10-K/A                                                   Page

                                     PART I

Item 1.        Business                                                 2

                                     PART II

Item 6.        Selected Financial Data                                  3

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      3

Item 8.        Financial Statements and Supplementary Data             10

                                    PART III

Item 14.       Controls and Procedures                                 39

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                     41

SIGNATURES                                                             43

                                     PART I

Item 1.    Business
-------    --------

Customers

Our top twelve customers by revenue for fiscal 2002, listed alphabetically, were:

  AVX                    Kulicke & Soffa       Samsung
  Canon                  Kyocera               ST Micro Electronics
  Infineon Technologies  NanYa Technology      Taiyo Yuden
  Kemet                  Promos Technologies   Walsin Technology

In fiscal years 2002, 2001 and 2000, no customer exceeded 10% of sales. Sales outside the U.S. accounted for 74.8%, 70.9% and 71.7% of our net sales for fiscal years 2002, 2001 and 2000, respectively. The most significant sales outside the U.S. were to Taiwan, Europe and Japan, which represented 24.1%, 16.2%, and 11.8% of our net sales for fiscal 2002, respectively.

Backlog

Backlog consists of written purchase orders for products, spare parts and service, which we expect to ship within twelve months. Backlog was $22.6 million at June 1, 2002 versus $55.5 million at June 2, 2001 and $160.3 million at June 3, 2000.

                                     PART II

Item 6.    Selected Financial Data
-------    -----------------------

The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Fiscal Years Ended :                              June 1,   June 2,   June 3,   May 31,   May 31,
(Thousands of dollars except per share data)       2002      2001      2000      1999      1998
---------------------------------------------------------------------------------------------------
                                                 (restated)
Net sales                                         $162,885  $471,853  $299,419  $197,118  $252,134
Net income (loss)                                  (17,777)   99,933    40,860     7,528    22,347
Net income (loss) per share - basic                  (0.65)     3.71      1.55      0.29      0.89
Net income (loss)per share - diluted                 (0.65)     3.58      1.49      0.28      0.86
Working capital                                    341,529   264,644   204,800   153,139   144,840
Net property, plant and equipment                   58,046    54,946    36,017    33,462    30,373
Total assets                                       526,272   407,073   291,641   221,823   209,131
Long-term debt                                     145,897         -         -         -         -
Shareholders' equity                              $355,759  $363,049  $256,141  $201,261  $188,094


Item 7.      Management's Discussion and Analysis of Financial Condition and
-------      ---------------------------------------------------------------
             Results of Operations
             ---------------------

Overview

Electro Scientific Industries, Inc. and its subsidiaries ("ESI") provide high technology manufacturing equipment to the global electronics market. Our customers are primarily manufacturers of semiconductors, passive electronic components and electronic interconnect devices. Our equipment enables these manufacturers to reduce production costs, increase yields and improve the quality of their products. The components and devices manufactured by our customers are used in a wide variety of end-use products in the computer, communications and automotive industries.

We believe that we are the leading supplier of advanced laser systems used to improve the production yield of semiconductor devices; high-speed test and termination equipment used in the high-volume production of multi-layer ceramic capacitors (MLCCs) and other passive electronic components; and advanced laser systems used to fine tune electronic components and circuitry. Additionally, we produce a family of laser drilling systems for production of high-density interconnect (HDI) circuit boards and advanced electronic packaging, as well as inspection systems and original equipment manufacturer (OEM) machine vision products.

Restatement

In March 2003 our Audit Committee commenced an internal investigation of certain accounting matters. The investigation involved the review of (1) the circumstances surrounding the reversal of an accrual for employee benefits, (2) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (3) certain other areas where potential accounting errors could have occurred, including revenue recognition. As a result of the investigation, we determined that the unaudited consolidated condensed financial statements for the three months ended August 31, 2002 and November 30, 2002 and the audited consolidated financial statements for the year ended June 1, 2002 (and the quarters contained therein) required restatement.

For the fiscal year ended June 1, 2002, we restated our consolidated financial statements to correct improper accounting entries primarily related to revenue recognition. The aggregate impact of these adjustments, and related tax effects, was to increase our net loss for the fiscal year ended June 1, 2002 from $16.0 million to $17.8 million and to increase our basic and diluted net loss per share from $0.58 to $0.65.

A summary of the impact of the adjustments on our previously issued audited consolidated statement of operations for the fiscal year ended June 1, 2002 and audited consolidated balance sheet as of June 1, 2002 is presented in Note 1 to our notes to consolidated financial statements contained elsewhere in this amended report.

Fiscal Year Ended June 1, 2002 Compared to Fiscal Year Ended June 2, 2001

Net sales for fiscal 2002 were $162.9 million, which was 65.5% or $309.0 million lower than for fiscal 2001. The decrease was due to lower unit sales across all of our product lines. For fiscal 2002, semiconductor yield improvement systems represented the largest percentage of net sales at 41.4%. For fiscal 2001 electronic component systems represented the largest percentage of net sales at 45.4%.

Gross margin for fiscal 2002 was 40.6%, down from 55.8% in the prior fiscal year. This decrease in gross margin as a percentage of net sales was due primarily to non-recurring charges of $12.5 million related to inventory write-offs, which was reflected in cost of sales, in addition to decreased capacity utilization resulting from lower unit volume and product mix.

Selling, service and administrative expenses were $60.9 million, a decrease of $20.9 million, or 25.5%, from fiscal 2001. The decrease in fiscal 2002 was primarily due to decreases in our selling, marketing and administrative headcount and lower costs of incentive and benefits programs. Selling, service and administrative expenses increased as a percentage of sales from 17.3% to 37.4%, primarily due to lower net sales in fiscal 2002.

Future operating results are highly dependent on our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage we continue to make investments in research and development. Research, development and engineering expenses for fiscal 2002 decreased to $35.1 million from $51.3 million in the prior year. The decrease in fiscal 2002 was primarily due to decreases in research, development and engineering headcount and lower project costs. We continue to invest in a significant number of development projects that we see as important to our future. As a percentage of net sales, research, development and engineering expenses increased from 10.9% for fiscal 2001 to 21.6% for 2002. The increase as a percentage of net sales was due to lower net sales in fiscal 2002.

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

Interest income was $8.8 million for fiscal 2002, a decrease of $1.0 million from fiscal 2001. The decrease is primarily due to lower interest rates. Interest expense was $3.7 million for fiscal 2002, an increase of $3.7 million from fiscal 2001. The increase was related to our sale of $150 million aggregate principal amount of 4 1/4% convertible subordinated notes during fiscal 2002.

In fiscal 2002, we recorded an income tax benefit of $16.5 million compared to income tax expense of $50.0 million in fiscal 2001. The income tax benefit related to the fiscal 2002 operating loss and the cumulative impact of a historical research and development credit of $4.6 million.

Net loss for the year ended June 1, 2002 was $17.8 million, or $0.65 per basic and diluted share. Net income for the year ended June 2, 2001 was $99.9 million, or $3.71 per basic share and $3.58 per diluted share.

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

Net income for the year ended June 2, 2001 was $99.9 million, or $3.71 per basic share and $3.58 per diluted share. Net income for the year ended June 3, 2000 was $40.9 million, or $1.55 per basic share and $1.49 per diluted share. Fiscal 2001 net income includes $8.4 million related to the non-recurring GSI litigation award settlement.

Financial Condition and Liquidity

Our principal sources of liquidity at June 1, 2002 consisted of: existing cash, cash equivalents and marketable securities of $283.9 million, accounts receivable of $55.8 million, and a $20.0 million line of credit, under which no amount was outstanding at June 1, 2002. Refer to Note 5 to our consolidated financial statements for further discussion of the line of credit. At June 1, 2002, we had long-term debt of $145.9 and a current ratio of 14.9:1. Working capital increased to $341.5 million at June 1, 2002 from $264.6 million at June 2, 2001. We may acquire or invest in complementary businesses, product lines or technologies. These acquisitions or investments may require additional debt or equity capital to fund such activities.

The following is a summary of our cash flow activities:


                                            June 1,        June 2,         June 3,
                                             2002           2001            2000
                                         -------------- -------------- ----------------
                                                        (in thousands)
                                          (restated)
Cash flows provided by (used in):
         Operating activities           $          (62)  $     89,161   $       72,583
         Investing activities (1)             (192,663)       (60,510)         (54,148)
         Financing activities                  153,638          4,995            8,648
                                         -------------- -------------- ----------------
Increase (decrease) in cash and cash
    equivalents (2)                     $      (39,087)  $     33,646   $       27,083
                                         ============== ============== ================


(1) Includes net purchase of marketable securities of $178.0 million, $30.3 million and $38.8 million during fiscal 2002, 2001 and 2000, respectively.

(2) Total cash, marketable securities and restricted investments increased from $163.1 million on June 2, 2001 to $302.3 on June 1, 2002 and from $98.4 million on June 3, 2000 to $163.1 million on June 2, 2001.

Operating Activities: Operating cash flows were approximately $(0.1) million in fiscal 2002, as compared to $89.2 million in fiscal 2001. This decrease resulted from a net loss for fiscal 2002, which was offset by net changes in operating accounts.

The increase in income taxes receivable is due to refunds expected from current year loss carryback claims and the recovery of prior year research and development credits. The decrease in current liabilities resulted in a use of $22.9 million of cash.

The decrease in trade receivables provided $29.5 million of cash. The decrease in inventory provided $7.7 million of cash as a result of decreased sales reducing the need for larger inventories. Decreases in work-in-process and finished goods were directly related to decreased sales. The decrease in current liabilities provided $22.9 million of cash due to lower compensation accruals, which resulted from lower volume of business and decreased profitability.

Investing Activities: Net cash of $192.7 million was used in investing activities. We made net purchases of marketable securities of $178.0 million and property, plant and equipment purchases in the amount of $15.3 million to upgrade computing and manufacturing capabilities, and to renovate office and manufacturing space and to improve their utilization.

Financing Activities: Net cash of $153.6 million was provided by financing activities in fiscal 2002. Net proceeds of $145.5 million were generated by our sale of $150 million aggregate principal amount of 4 1/4% convertible subordinated notes due 2006. $8.1 million was generated by stock option exercises and sales under the employee stock purchase plan.

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

Our critical accounting policies include the following:

--  Revenue recognition;
--  Inventory write-downs;
--  Product warranty reserves, and
--  Allowance for doubtful accounts.

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

Inventory Write-downs

We regularly evaluate the value of our inventory based on a combination of factors including the following: forecasted sales or usage, historical usage rates, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative uses for the inventory are explored within these processes to mitigate inventory exposure. Raw materials with quantities in excess of forecasted usage are reviewed at least monthly for obsolescence by our engineering and operating personnel. Raw material obsolescence write-downs are typically caused by engineering change orders or product end of life adjustments in the market. Finished goods are reviewed at least monthly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand into our analysis. If circumstances related to our inventories change, our estimates of the value of inventory could materially change.

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

Allowance for Doubtful Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

              ELECTRO SCIENTIFIC INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                            June 1,         June 2,
                                             2002            2001
                                         --------------  -------------
ASSETS                                     (restated)
Current assets:
   Cash and cash equivalents                   $29,435        $68,522
   Marketable securities                       181,019         68,735
   Restricted securities                         6,353              -
                                         --------------  -------------
       Total cash and securities               216,807        137,257
   Trade receivables, less allowance for doubtful
    accounts
       of $1,437 at 2002 and $1,524 at
        2001                                    55,810         86,508
   Income tax refund receivable                 14,402              -
   Inventories:
       Finished goods                           20,961         20,288
       Work-in-process                           1,942         14,183
       Raw materials and purchased parts        41,013         38,855
                                         --------------  -------------
           Total inventories                    63,916         73,326
   Shipped systems pending acceptance            2,007              -
   Deferred income taxes                         8,243          9,580
   Other current assets                          4,960          1,997
                                         --------------  -------------
               Total current assets            366,145        308,668
Long-term marketable securities                 73,445         25,849
Long-term restricted securities                 12,047              -
Property, plant and equipment, at cost          95,656         94,553
   Less-accumulated depreciation               (37,610)       (39,607)
                                         --------------  -------------
       Net property, plant and equipment        58,046         54,946
Deferred income taxes                               80            656
Other assets                                    16,509         16,954
                                         --------------  -------------
Total assets                                  $526,272       $407,073
                                         ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $3,246         $7,048
   Accrued liabilities:
       Payroll related                           7,888         25,669
       Commissions                                 121          1,221
       Warranty                                  2,183          4,216
       Income taxes payable                          -          1,602
       Interest payable                          2,845              -
       Other                                     3,025          2,883
                                         --------------  -------------
           Total accrued liabilities            16,062         35,591
   Deferred revenue                              5,308          1,385
                                         --------------  -------------
               Total current liabilities        24,616         44,024
Convertible subordinated notes                 145,897              -
                                         --------------  -------------
Total liabilities                              170,513         44,024

Commitments and contingencies (see notes
 9 and 11)

Shareholders' equity:
   Preferred stock, without par value;
       1,000 shares authorized; no shares
        issued                                       -              -
   Common stock, without par value;
    100,000 shares
       authorized; 27,619 and 27,101
        shares issued and
       outstanding at June 1, 2002 and
        June 2, 2001, respectively             136,370        125,997
   Retained earnings                           219,561        237,338
   Accumulated other comprehensive loss           (172)          (286)
                                         --------------  -------------
Total shareholders' equity                     355,759        363,049
                                         --------------  -------------
Total liabilities and shareholders'
 equity                                       $526,272       $407,073
                                         ==============  =============

        The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the years ended June 1, 2002, June 2, 2001 and June 3, 2000
                      (In thousands, except per share data)



                                         June 1,    June 2,   June 3,
                                          2002       2001      2000
                                        ---------- --------- ---------
                                        (restated)
Net sales                                $162,885  $471,853  $299,419

Cost of sales                              84,328   208,612   143,894
Cost of sales - non-recurring              12,502         -         -
                                        ---------- --------- ---------
           Gross margin                    66,055   263,241   155,525

Operating expenses:
           Selling, service and
            administrative                 60,910    81,772    63,091
           Research, development and
            engineering                    35,134    51,346    35,145
           Non-recurring operating items    8,780   (11,394)        -
                                        ---------- --------- ---------
                Total operating expenses  104,824   121,724    98,236
                                        ---------- --------- ---------

Operating income (loss)                   (38,769)  141,517    57,289

Interest income                             8,792     9,839     2,695
Interest expense                           (3,725)       (7)        -
Other expense, net                           (615)   (1,419)     (112)
                                        ---------- --------- ---------

Income (loss) before income taxes         (34,317)  149,930    59,872

Provision (benefit) for income taxes      (16,540)   49,997    19,012
                                        ---------- --------- ---------

Net income (loss)                        $(17,777)  $99,933   $40,860
                                        ========== ========= =========

Net income (loss) per share - basic        $(0.65)    $3.71     $1.55
                                        ========== ========= =========

Net income (loss) per share - diluted      $(0.65)    $3.58     $1.49
                                        ========== ========= =========

Weighted average number of shares -
 basic                                     27,337    26,959    26,357
Weighted average number of shares -
 diluted                                   27,337    27,884    27,357

        The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   For the years ended June 1, 2002 (restated), June 2, 2001 and June 3, 2000
                                 (In thousands)




                                                 Common Stock              Accumulated
                                             --------------------             Other
                                                                           Comprehensive
                                             Number of            Retained   Income
                                               Shares    Amount   Earnings    (Loss)      Total
                                             ------------------------------------------------------
BALANCE AT MAY 31, 1999                         26,094  $107,206  $ 96,545  $   (2,490) $  201,261
  Stock plans:
       Employee stock plans                        761     8,648         -           -       8,648
       Tax benefit of stock options exercised        -     4,286         -           -       4,286
  Comprehensive income:
       Net income                                    -         -    40,860           -      40,860
       Unrealized loss on securities held for
        sale, net of tax                             -         -         -        (151)       (151)
       Cumulative translation adjustment, net
        of tax                                       -         -         -       1,237       1,237
                                                                                         ----------
  Comprehensive income                               -         -         -           -      41,946
                                             ----------  --------  --------  ----------  ----------

BALANCE AT JUNE 3, 2000                         26,855   120,140   137,405      (1,404)    256,141
  Stock plans:
       Employee stock plans                        246     4,995         -           -       4,995
       Tax benefit of stock options exercised        -       862         -           -         862
  Comprehensive income:
       Net income                                    -         -    99,933           -      99,933
       Unrealized gain on securities held for
        sale, net of tax                             -         -         -         804         804
       Cumulative translation adjustment, net
        of tax                                       -         -         -         314         314
                                                                                         ----------
  Comprehensive income                               -         -         -           -     101,051
                                             ----------  --------  --------  ----------  ----------

BALANCE AT JUNE 2, 2001                         27,101   125,997   237,338        (286)    363,049
  Stock plans:
       Employee stock plans                        518     8,138         -           -       8,138
       Tax benefit of stock options exercised        -     2,235         -           -       2,235
  Comprehensive income:
       Net loss                                      -         -   (17,777)          -     (17,777)
       Unrealized gain on securities held for
        sale, net of tax                             -         -         -         310         310
       Net unrealized loss on derivative
        instruments, net of tax                      -         -         -         (13)        (13)
       Cumulative translation adjustment, net
        of tax                                       -         -         -        (183)       (183)
                                                                                         ----------
  Comprehensive loss                                 -         -         -           -     (17,663)
                                             ----------  --------  --------  ----------  ----------

BALANCE AT JUNE 1, 2002 (restated)              27,619  $136,370  $219,561  $     (172) $  355,759
                                             ==========  ========  ========  ==========  ==========


        The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the years ended June 1, 2002, June 2, 2001 and June 3, 2000
                                 (In thousands)



                                         June 1,    June 2,   June 3,
                                           2002      2001      2000
                                         ---------  --------  --------
                                        (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                 $ (17,777) $ 99,933  $ 40,860
 Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
        Depreciation and amortization      10,526     9,883     8,808
        Provision for doubtful accounts     1,029         -     1,647
        Loss on disposal and impairment
         of property and equipment          1,458       130        78
        Deferred income taxes               1,508    (2,605)    1,409
        Tax benefit of stock options
         exercised                          2,235       862     4,286
  Changes in operating accounts:
        (Increase) decrease in trade
         receivables                       29,511   (15,115)    5,210
        (Increase) decrease in
         inventories                        7,741   (17,299)   (4,274)
        Increase in income tax
         receivable                       (14,402)        -         -
        (Increase) decrease in other
         current assets                    (2,962)    1,628       631
        Increase in deferred revenue        3,923       717       328
        Increase (decrease) in current
         liabilities                      (22,852)   11,027    13,600
                                         ---------  --------  --------
  Net cash provided by (used in)
   operating activities                       (62)   89,161    72,583

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and
   equipment                              (15,279)  (27,849)  (10,004)
  Proceeds from sales of property, plant
   and equipment                              633         -       132
  Purchase of restricted investments      (18,179)        -         -
  Purchase of securities                 (574,331)  (70,304)  (66,169)
  Proceeds from sales of securities and
   maturing securities                    414,539    40,046    27,361
  Increase in other assets                    (46)   (2,403)   (5,468)
                                         ---------  --------  --------
  Net cash used in investing activities  (192,663)  (60,510)  (54,148)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible subordinated
   notes issuance                         145,500         -         -
  Proceeds from exercise of stock
   options and stock plans                  8,138     4,995     8,648
                                         ---------  --------  --------
  Net cash provided by financing
   activities                             153,638     4,995     8,648
                                         ---------  --------  --------

NET CHANGE IN CASH AND CASH EQUIVALENTS   (39,087)   33,646    27,083

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                 68,522    34,876     7,793
                                         ---------  --------  --------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                 $  29,435  $ 68,522  $ 34,876
                                         =========  ========  ========


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                $   3,725  $      7  $      -

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (in thousands, except per share data and as otherwise noted)

Note 1.  Business Environment

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

Investigation and Restatements of Financial Statements

In March 2003, our Audit Committee commenced an internal investigation of the circumstances surrounding the reversal of an employee benefits accrual that occurred in the first quarter of 2003. The investigation also identified and addressed: (1) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (2) certain other areas where potential accounting errors could have occurred, including revenue recognition.

Restatement of 2002 Financial Statements
We have restated our financial statements for the fiscal year ended June 1, 2002 (and the quarters contained therein) principally related to the deferral of revenue for certain transactions where customer specified acceptance criteria existed but were not properly considered in determining whether our criteria for revenue recognition had been met as of year-end. We also corrected our financial statements for other matters we identified, including: the failure to write-off fixed assets that were sold prior to year-end, but had not been removed from our books, the write-off of inventory due to a change in our accounting for defective parts being returned by customers, an unauthorized change in depreciation methods and the correction of a bank error related to amortization of bond premiums/discounts.

Restatement of Fiscal 2003 First and Second Quarters
We have also restated the financial statements for the quarters ended August 31, 2002 and November 30, 2002 related to the deferral of revenue, an unauthorized change in depreciation method and the amortization of bond premiums/discounts as described above.

For the first quarter of fiscal 2003, the financial statements have also been restated to reflect the reinstatement of an inappropriately reversed accrual for employee benefits. Other matters corrected for that quarter primarily include the following: the write-down of inventory that was double counted, the write-down of inventory due to an error in the computation of overhead, an increase in operating expenses due to improper capitalization of a period expense and an increase in warranty expense due to an unauthorized change in accounting method.

For the second quarter of fiscal 2003, the financial statements have also been restated for other matters primarily including: the write-down of inventory due to an unauthorized change in our accounting for parts inventory at customer locations, the write-down of inventory that was double counted, an increase in accrued liabilities related to purchase commitments for excess and obsolete inventory and an increase in warranty expense due to an unsupported accounting entry.

We have restated our net sales, cost of sales, operating expenses, tax benefit and earnings for the fiscal year ended June 1, 2002 and our related balance sheet accounts at June 1, 2002 as follows:

                                                                       Operating
                                                                        Expense                  Tax
                                               Cost of     Operating    Special     Other    (Benefit)/    Net Income
                                    Net Sales    Sales      Expense      Items      Income    Expense        (Loss)
                                    ---------- ----------- ----------- ----------- --------- ----------    -----------
As previously reported - year
ended June 1, 2002                  $166,545    $97,857     $96,077      $8,780     $4,735   $(15,473)     $(15,961)
Revenue deferrals                     (3,360)    (2,007)          -           -          -          -        (1,353)
Increase to sales discount              (300)         -           -           -          -          -          (300)
Write-off of inventory and
  fixed assets, net                        -        645           -           -          -          -          (645)
Adjustments to depreciation
  expense                                  -        335         (33)          -          -          -          (302)
Adjustment to amortization of
  bond premium                             -          -           -           -       (283)         -          (283)
Tax effect of adjustments                  -          -           -           -          -     (1,067)        1,067
                                    ---------- ----------- ----------- ----------- --------- ----------    -----------
   Total impact of adjustments        (3,660)    (1,027)        (33)          -       (283)    (1,067)       (1,816)
                                    ---------- ----------- ----------- ----------- --------- ----------    -----------
As restated - year ended June
1, 2002                             $162,885    $96,830     $96,044      $8,780     $4,452   $(16,540)     $(17,777)
                                    ========== =========== =========== =========== ========= ==========    ===========

With the recognition of the above adjustments, our net loss per share was restated to $0.65 per share for the year ended June 1, 2002 compared to the previously reported net loss per share of $0.58 per share.

Adjustments to our balance sheet as a result of the restatements were as follows:



                                          Shipped
                                          Systems             All Other
                                          Pending              Current  Long-Term   Total
                                         Acceptance Inventory   Assets    Assets    Assets
                                        ----------------------------------------------------
Total assets as previously reported -
 June 1, 2002                            $        -  $ 63,690  $299,455  $162,102  $525,247
Revenue deferrals                             2,007         -         -         -     2,007
Adjustments to inventory and long-term
 assets                                           -       226         -    (1,173)     (947)
Increase to sales discounts                       -         -      (300)        -      (300)
Tax adjustment to other comprehensive
 income                                           -         -         -      (695)     (695)
Adjustment to amortization of bond
 premium                                          -         -         -      (107)     (107)
Tax effect of adjustments                         -         -     1,067         -     1,067
                                          ----------  --------  --------  --------  --------
 Total impact of adjustments                  2,007       226       767    (1,975)    1,025
                                          ----------  --------  --------  --------  --------
Total assets as restated - June 1,
 2002                                    $    2,007  $ 63,916  $300,222  $160,127  $526,272
                                          ==========  ========  ========  ========  ========


                                                       Other                  Share-     Total
                                          Deferred    Current    Long-Term  holders'   Liabilities
                                          Revenue    Liabilities Liabilities  Equity   and Equity
                                        ----------------------------------------------------------
Total liabilities and equity as
 previously reported -  June 1, 2002    $     1,948  $   19,308  $  145,897  $358,094  $  525,247
Revenue deferrals                             3,360           -           -         -       3,360
Tax adjustment to other comprehensive
 income                                           -           -           -      (695)       (695)
Adjustment to amortization of bond
 premium                                          -           -           -       176         176
Net loss effect of adjustments                    -           -           -    (1,816)     (1,816)
                                         -----------  ----------  ----------  --------  ----------
 Total impact of adjustments                  3,360           -           -    (2,335)      1,025
                                         -----------  ----------  ----------  --------  ----------
Total liabilities and equity as
 restated -
June 1, 2002                            $     5,308  $   19,308  $  145,897  $355,759  $  526,272
                                         ===========  ==========  ==========  ========  ==========

Information in the following notes and in the Management's Discussion and Analysis of Financial Condition and Results of Operations has been restated, as appropriate, to reflect the restatements.

Concentrations of Credit Risk

We use financial instruments that potentially subject us to concentrations of credit risk. Such instruments include cash equivalents, marketable securities available for sale, trade receivables and financial instruments used in hedging activities. We invest our cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. We place our investments with high credit quality financial institutions and limit the credit exposure from any one institution or instrument. To date, the amount of losses experienced on these investments have not been material. We sell a significant portion of our products to a small number of large electronics manufacturers; 50.0% of fiscal 2002 revenue was derived from twelve customers. Our operating results could be adversely affected if the financial condition and operations of these key customers decline.

Concentrations of Other Risks

Our operations involve a number of other risks and uncertainties including but not limited to the cyclicality of the electronics market, rapidly changing technology, international operations and hedging exposures.

Note 2.  Summary of Significant Accounting Policies

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

Revenue Recognition

We recognize systems, spare parts and other product revenue when the product has been delivered, risk of loss has passed to the customer and collection of the resulting receivable is highly probable. We design, market and sell our products as standard configurations. Accordingly, customer acceptance provisions are based on seller-specified criteria, which we demonstrate prior to shipment. Revenue on substantially new products is deferred until we have established a record of customer acceptance on these new products. When customer-specified objective criteria exist, revenue is deferred until customer acceptance. Revenue associated with service or maintenance contracts is recognized ratably over the life of the contract, which is generally one year.

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

Shipped Systems Pending Acceptance

Shipped systems pending acceptance relate to systems that have been ordered and shipped to the customer, but have been deferred in accordance with the Company's revenue recognition policy. Shipped systems pending acceptance are recognized as cost of sales once all criteria for revenue recognition have been met.

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

Note 3.  Recent Accounting Pronouncements

Commissions Paid

Based on guidance from the Emerging Issues Task Force of the FASB in issue EITF 01-09, we reclassified commissions paid to distributors from selling expense to sales discounts in the fourth quarter of fiscal 2002. The adoption did not have a material effect on fiscal 2002, but prior year revenue and selling expense was restated to conform to fiscal 2002 presentation.

Hedging Activities

On June 3, 2001, we adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. Changes in fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, we recorded a cumulative transition gain of $0.3 million to Other Comprehensive Income ("OCI") and an immaterial transition gain to current income. The transition adjustments reflected the fair value of forward contracts hedging non-functional currency sales that were previously held off-balance sheet and the related time value that is excluded from effectiveness testing under SFAS133. All other derivatives were recorded at fair value on the balance sheet on June 2, 2001.
We are exposed to foreign currency risk through our sales and occasional purchases of product in non-functional currencies. Our policy is to hedge forecasted and actual foreign currency risk to mitigate the effect of foreign exchange market volatility on our operating results. We currently use foreign currency forward contracts that expire within 12 months to hedge forecasted sales and non-functional currency denominated receivables and payables. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and any change in fair value is recognized currently in earnings.

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

The following table sets forth the changes in OCI related to hedging during the year ended June 1, 2002:

       Beginning balance, June 3, 2001                      $  -

       Transition adjustment                                (345)
       Net change in value of instruments                    (22)
       Reclassification to revenue
          ($345 from transition adjustment)                  380
                                                        -----------
                                                        -----------

       Ending balance, June 1, 2002                         $ 13
                                                        ===========

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

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes Financial Accounting Standards Board Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value less selling costs or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as previously required. We are currently evaluating the impact of SFAS No. 144, but do not believe that SFAS No. 144 will have a material impact on our financial position or the results of our operations.

Note 4.  Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

                                             June 1,        June 2,
                                          --------------  ------------
                                              2002           2001
                                          --------------  ------------
                                              (restated)
Land                                             $8,057        $4,754
Buildings and improvements                       33,160        33,251
Machinery and equipment                          46,251        51,945
Construction in progress                          8,188         4,603
                                          --------------  ------------
                                                $95,656       $94,553
                                          ==============  ============

Note 5.  Line of Credit

We have a $20.0 million short-term revolving line of credit with a domestic bank. This line expires in October 2002. At our option, the interest rate is either a fluctuating per annum one percent (1.00%) below the Prime Rate in effect from time to time, or a fixed one percent (1.00%) above LIBOR. There were no borrowings outstanding at June 1, 2002 or June 2, 2001.

Note 6.  Employee Benefit Plans

We have an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. We contributed $1,406, $1,489 and $1,123 to the plan for the years ended June 1, 2002, June 2, 2001 and June 3, 2000, respectively.

Note 7.  Income Taxes

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

The net deferred tax asset as of June 1, 2002 and June 2, 2001 consists of the following tax effects relating to temporary differences and carryforwards:

                                                June 1,     June 2,
                                                  2002        2001
                                                ----------  ----------
                                                (restated)
Deferred Tax Assets:
     Receivable and inventory valuation        $    7,650  $    4,029
     Vacation pay                                     970       1,307
     Warranty costs                                   820       1,560
     Accrued commissions                               83          99
     Payroll related accruals                         856       1,457
     Other accrued liabilities                      1,968       1,187
                                                ----------  ----------
                                                   12,347       9,639
     Tax loss and credit carryforwards              4,636       3,879
                                                ----------  ----------
             Total deferred tax assets             16,983      13,518

Deferred Tax Liabilities:
     Tax in excess of book depreciation            (1,104)     (1,045)
     Other deferred tax liabilities                (4,859)       (297)
                                                ----------  ----------
             Total deferred tax liabilities        (5,963)     (1,342)

Valuation allowance                                (2,697)     (1,940)
                                                ----------  ----------
Net deferred tax asset                         $    8,323  $   10,236
                                                ==========  ==========

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

The components of income before income taxes and the provision for income taxes are as follows:

                                         June 1,    June 2,   June 3,
                                           2002       2001      2000
                                         ---------  ---------  -------
                                        (restated)
Income (loss) before income taxes:
     Domestic                           $ (34,625) $ 145,976  $58,300
     Foreign                                  308      3,954    1,572
                                         ---------  ---------  -------
                                        $ (34,317) $ 149,930  $59,872
                                         =========  =========  =======

Provision (benefit) for income taxes:
     Current:
             U.S. Federal and State     $ (20,756) $  49,591  $11,905
             Foreign                          870      2,035    1,412
                                         ---------  ---------  -------
                                          (19,886)    51,626   13,317
     Deferred                               1,111     (2,491)   1,409
     Income tax effect of stock options
      exercised                             2,235        862    4,286
                                         ---------  ---------  -------
                                        $ (16,540) $  49,997  $19,012
                                         =========  =========  =======

The tax benefit related to stock option exercises has been recorded as an increase to common stock rather than a reduction to the provision for income taxes.

A reconciliation of the provision for income taxes at the federal statutory income tax rate to the provision for income taxes as reported is as follows:


                                      June 1,    June 2,    June 3,
                                        2002       2001       2000
                                      ----------  --------  ----------
                                     (restated)
Provision computed at federal
 statutory rate                      $  (12,016) $ 52,475  $   20,956
Higher than U.S. tax rates in
 foreign jurisdictions                      570       992         822
Impact of U.S. credits                   (5,100)     (387)     (1,188)
Impact of state taxes                        82     3,705       1,314
Benefit of foreign sales (FSC/EIE)            -    (6,140)     (3,500)
Other, net                                  (76)     (648)        608
                                      ----------  --------  ----------
                                     $  (16,540) $ 49,997  $   19,012
                                      ==========  ========  ==========


The large U.S. credit in 2002 resulted from a historical study of available prior years' research and development credits. Amended tax returns were filed in 2002. Consolidated income tax payments were $3,123, $47,804 and $12,856 for the years ended June 1, 2002, June 2, 2001, and June 3, 2000, respectively.

Note 8.  Earnings Per Share

We compute net income per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128). All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirements.


                                          June 1,   June 2,  June 3,
                                            2002      2001     2000
                                          ---------  -------  --------
                                         (restated)

Net income (loss)                        $ (17,777) $99,933  $ 40,860
                                          =========  =======  ========

Weighted average number of shares  of
 common stock and
common stock equivalents outstanding:

    Weighted average number of shares -
     basic                                  27,337   26,959    26,357

    Dilutive effect of employee stock
     options                                     -      925     1,000
                                          ---------  -------  --------

    Weighted average number of shares -
     diluted                                27,337   27,884    27,357
                                          =========  =======  ========

Net income per share - basic             $   (0.65) $  3.71  $   1.55

Net income per share - diluted           $   (0.65) $  3.58  $   1.49



For purposes of computing diluted earnings per share, weighted average common share equivalents do not include the following stock options or shares issuable upon conversion of our 4 1/4% convertible subordinated notes due 2006 because inclusion would have an anti-dilutive effect on the earnings per share calculation.

                                                               June 1, 2002           June 2, 2001           June 3, 2000
                                                               ------------           ------------           ------------
Employee stock options                                             4,989                  1,252                  1,209
4 1/4% convertible subordinated notes                              3,947                      -                      -

Note 9.  Commitments and Contingencies

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

We lease certain equipment, automobiles and office space under operating leases, which are non-cancelable and expire on various dates through 2009. The aggregate minimum commitment for rentals under operating leases beyond June 1, 2002 is as follows:

         2003                       $ 979
         2004                         512
         2005                         311
         2006                         185
         2007                          31
         Thereafter                    43
                             -------------
            Total                  $2,061
                             =============

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

Note 10.  Legal Matters

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL). The lawsuit alleges that our CorrectPlace ver. 5.0 product infringes United States Patent 5,371,690, which is owned by Cognex. The patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys' fees. We believe we have meritorious defenses to the action and intend to pursue them vigorously. Fact discovery is completed in the lawsuit. Additionally, certain of our customers have notified us that, in the event it is subsequently determined that their use of CorrectPlace ver. 5.0 infringes any patent, they may seek indemnification from us for damages or expenses resulting from this matter. We are not able to reliably estimate the loss, if any, related to this matter at this time.

Note 11.  Capital Commitments

We have capital commitments of approximately $6.3 million for construction of a 62,000 square foot corporate headquarters building located on the Portland, Oregon campus. We expect that the facility will be completed in September 2002.

Note 12.  Marketable Securities

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

During fiscal 2002, 2001 and 2000, proceeds of $414,539, $40,046 and $27,361, respectively, resulted from the sale or maturity of securities. There were no material realized gains or losses associated with these sales or maturities. Unrealized gains or losses are reported in a separate component of shareholders' equity. Information regarding our marketable securities is as follows:


                                           June 1,     June 2,
                                             2002        2001
                                           ----------  ----------

    Fair market value                     $  254,464  $   94,584

Cost:
    State and local government                25,013      32,930
    Federal government                       180,055      58,122
    Corporate                                 47,649       2,494
                                           ----------  ----------
        Total                             $  252,717  $   93,546
                                           ==========  ==========

Maturity information:

    Less than 1 year                      $  181,019  $   68,735
    1 to 3 years                          $   73,445  $   25,849

Note 13.  Restricted Investments

Restricted investments are a required pre-funding of certain interest payments on our 4 1/4% convertible subordinated notes. These securities are held to maturity and are recorded amortized cost. Information regarding our restricted investments is as follows:

                                               June 1,     June 2,
                                                 2002        2001
                                               ----------  ---------

    Fair market value                         $   18,496  $       -

Amortized cost:
    Federal government                            18,400          -
                                               ----------  ---------
        Total                                 $   18,400  $       -
                                               ==========  =========

Maturity information:

    Less than 1 year                          $    6,353  $       -
    1 to 3 years                              $   12,047  $       -

Note 14.  Shareholder Rights Plan

We renewed our Shareholder Rights Plan in May 1999 and accordingly declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to holders of record on June 4, 1999. On March 1, 2001, we amended and restated our Rights Agreement appointing Mellon Investor Services as the Rights Agent, successor to First Chicago Trust Company of New York. Under certain conditions, each right may be exercised to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $270, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. Generally the Rights become exercisable after a person or group acquires or commences a tender offer that would result in beneficial ownership of 15 percent or more of our outstanding Common Stock. In addition, the Rights become exercisable if any party becomes a beneficial owner of 10 percent or more of our outstanding Common Stock and is determined by the Board of Directors to be an adverse party. If a person or group acquires 15 percent of our outstanding Common Stock or the Board of Directors declares a person to be an Adverse Person, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock or, in certain circumstances, other assets of ours having a value equal to twice the exercise price of the Right. If, after the Rights become exercisable, we are acquired in a merger or other business combination, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock of the acquiring company having a value equal to twice the exercise price of the Right, depending on the circumstances. The Rights expire on May 7, 2009 and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights and until they become exercisable, have no dilutive effect on our earnings.

Note 15.  Stock Plans

In September 1989, the shareholders approved the adoption of the 1989 Stock Option Plan (the "1989 Plan") pursuant to which 4,400,000 shares of our common stock, as amended in September 1998, have been reserved for issuance. In September 2000, the shareholders approved the adoption of the 2000 Stock Option Incentive Plan (the "2000 Incentive Plan"), which replaced the 1989 Plan. There are 2,000,000 shares of our common stock reserved for issuance under the 2000 Incentive Plan plus any shares remaining available for grant under the 1989 Plan or that may become available for grant under the 1989 Plan through the expiration, termination, forfeiture or cancellation of grants. Options under the 2000 Incentive Plan generally vest 25% per year over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. The 2000 Incentive Plan allows for automatic annual grants to non-employee directors for 6,000 shares of Common Stock on July 31 of each year, with an option price equal to the closing market price on the date of the grant, a ten-year term and a four-year vesting schedule. The 2000 Incentive Plan allows for grants of incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 or non-statutory stock options. Stock appreciation rights may be granted in connection with options, although no options have been granted which include stock appreciation rights.

In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan (the "ESPP") pursuant to which 900,000 shares of our common stock, as amended in September 1998, have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15 percent of their cash compensation during each pay period. The ESPP provides for one 12-month offering period beginning January 8 of each year. During the offering period, participants accumulate funds in an account via payroll deduction. At the end of the offering period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of our common stock. The purchase price per share is equal to 85% of the lower of the fair market value of the common stock (a) on the enrollment date of the offering period or (b) on the date of purchase.

In September 1996, the shareholders approved the 1996 Stock Incentive Plan (the "1996 Plan") pursuant to which 500,000 shares of our common stock, as amended in September 1998, have been reserved for issuance to participating employees. The 1996 Plan allows for the grants of stock bonuses, restricted stock or performance-based awards. Our restricted stock grants vest based on certain performance criteria that are tied to our stock price. During fiscal 2002, 2001 and 2000, we recorded $0, $1,372 and $2,498, respectively, of compensation expense related to restricted stock grants.

In April 2000, the Board of Directors approved the adoption of the 2000 Stock Option Plan (the "2000 Plan") pursuant to which 2,250,000 shares of our common stock, as amended in April 2001, have been reserved for issuance. The 2000 Plan allows for grants to non-officer employees of non-statutory stock options, stock bonuses or restricted stock. Options under the 2000 Plan generally vest 25% per year over a 4 year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date.

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

These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for grants in 2002, 2001 and 2000:

Year Ended:                                June 1,   June 2,   June 3,
                                            2002      2001      2000
                                        ---------- --------- ---------
Risk-free interest rate                      4.70%     4.60%     5.50%
Expected dividend yield                         0%        0%        0%
Expected life                            5.6 years 5.6 years 6.0 years
Expected volatility                         64.00%    87.20%    66.50%

The total value of options granted would be amortized on a pro rata basis over the vesting period of the options. Options generally vest equally over four years. If we had accounted for these plans in accordance with SFAS 123, our net income and net income per share would have decreased as reflected in the following pro forma amounts for the fiscal years ended as follows:

                                    June 1,     June 2,     June 3,
                                  ----------  ----------  ----------
                                     2002        2001        2000
                                  ----------  ----------  ----------
Net income (loss):                (restated)
   As reported                   $  (17,777) $   99,933  $   40,860
   Pro forma                     $  (32,519) $   88,390  $   36,373
Net income (loss) per share:
   As reported - basic           $    (0.65) $     3.71  $     1.55
   As reported - diluted         $    (0.65) $     3.58  $     1.49
   Pro forma - basic             $    (1.19) $     3.28  $     1.38
   Pro forma - diluted           $    (1.19) $     3.28  $     1.36

The following table summarizes activity in the stock plans for the years ended June 1, 2002, June 2, 2001 and June 3, 2000.


                                                              Fiscal Year Ended
                                         June 1, 2002           June 2, 2001            June 3, 2000
                                     --------------------- ----------------------- ----------------------

                                              Weighted -             Weighted -               Weighted -
                                                Average                Average                 Average
                                      Shares  Exer. Price   Shares   Exer. Price    Shares   Exer. Price
                                     -------- -----------  -------- -------------  --------- ------------

Options outstanding at beginning of
 year                                  4,466      $30.21     3,273        $30.41      2,566       $14.08
  Granted                              1,425       34.48     1,460         28.41      1,593        46.39
  Exercised                              387       13.74       149         13.50        685        10.10
  Canceled                               515       35.43       118         34.69        201        17.99
                                     -------- ------------ -------- -------------- --------- ------------
Options outstanding at end of year     4,989       32.17     4,466         30.21      3,273        30.41
                                     ======== ============ ======== ============== ========= ============
Exercisable at end of year             1,839      $28.45     1,433        $22.67        852       $12.53

Shares issued under the ESPP              77      $27.84        61        $24.97         62       $19.34


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

                                    Weighted-
                                     Average
     Range of        Outstanding    Remaining      Weighted-    Exercisable     Weighted-
     Exercise           as of      Contractual      Average        as of         Average
      Prices        June 1, 2002   Life (Years) Exercise Price  June 1, 2002  Exercise Price
---------------------------------------------------------------------------------------------

     $4.25 - 13.56            387          3.92         $10.41           376          $10.36
     14.25 - 18.88            517          6.73          18.55           385           18.46
     18.91 - 26.64            472          6.91          24.37           287           23.66
     26.75 - 27.00          1,074          8.84          27.00           268           27.00
     27.31 - 33.53            100          8.84          31.35            11           30.07
     34.48 - 34.57          1,358          9.87          34.57             1           34.48
     34.63 - 52.06            117          8.24          42.83            28           43.59
     52.75 - 52.75            900          7.87          52.75           450           52.75
     53.25 - 61.63             64          7.60          59.28            33           59.15
                   --------------------------------------------------------------------------
                            4,989          8.13         $32.17         1,839          $28.45
                   ==========================================================================

Note 16.  Segment Reporting

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

The following data represents sales by product line for the years ended:

                                            June 1,  June 2,  June 3,
                                              2002     2001     2000
                                           ---------------------------
                                          (restated)
Semiconductor Yield Improvement Systems     $67,383 $134,690  $72,437
Electronic Component Manufacturing Systems   44,640  214,266  113,439
Advanced Electronic Packaging Systems        14,884   39,178   39,492
Vision and Inspection Systems                12,726   41,415   44,505
Circuit Fine Tuning Systems                  23,252   42,304   29,546
                                           ---------------------------
Net Sales                                  $162,885 $471,853 $299,419
                                           ===========================

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

Export sales included in United States sales to unaffiliated customers for the years ended June 1, 2002, June 2, 2001 and June 3, 2000 were as follows:

                                         Europe      Asia      Total
                                        --------- ---------- ---------
June 1, 2002 (restated)                   $2,833    $80,858   $83,691
June 2, 2001                             $37,700   $227,900  $265,600
June 3, 2000                             $13,058   $150,797  $163,855

The most significant sales outside the U.S. were to Taiwan, Europe and Japan, which represented 24.1%, 16.2% and 11.8% of our net sales for fiscal 2002, respectively. In fiscal 2002, 2001 and 2000, there were no sales to any one customer in excess of 10% of consolidated net sales.

The following data represents segment information for the years ended:

                                                                       Adjustments
                                       United                              and
June 1, 2002 (restated)                States      Europe      Asia    Eliminations  Consolidated
--------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $   124,738  $  23,554  $ 14,593  $          -  $    162,885
Transfers between geographic areas        26,678        216     2,938       (29,832)            -
                                      -----------  ---------  --------  ------------  ------------
Total revenue                        $   151,416  $  23,770  $ 17,531  $    (29,832) $    162,885
                                      ===========  =========  ========  ============  ============
Operating income (loss) (1)          $   (37,711) $     406  $ (1,871) $        407  $    (38,769)
                                      ===========  =========  ========  ============  ============
Identifiable assets at June 1, 2002  $   230,137  $  11,033  $ 10,334  $    (27,529) $    223,975
                                      ===========  =========  ========  ============
Corporate assets                                                                          302,297
                                                                                      ------------
Total assets at June 1, 2002                                                         $    526,272
                                                                                      ============
June 2, 2001
------------------------------------
Sales to unaffiliated customers      $   402,764  $  25,630  $ 43,459  $          -  $    471,853
Transfers between geographic areas        48,601      1,458     5,418       (55,477)            -
                                      -----------  ---------  --------  ------------  ------------
Total revenue                        $   451,365  $  27,088  $ 48,877  $    (55,477) $    471,853
                                      ===========  =========  ========  ============  ============
Operating income (loss) (2)          $   136,085  $     131  $  5,322  $        (21) $    141,517
                                      ===========  =========  ========  ============  ============
Identifiable assets at June 2, 2001  $   277,115  $   6,158  $ 18,350  $    (57,656) $    243,967
                                      ===========  =========  ========  ============
Corporate assets                                                                          163,106
                                                                                      ------------
Total assets at June 2, 2001                                                         $    407,073
                                                                                      ============
June 3, 2000
------------------------------------
Sales to unaffiliated customers      $   248,737  $  17,935  $ 32,747  $          -  $    299,419
Transfers between geographic areas        38,944          -       287       (39,231)            -
                                      -----------  ---------  --------  ------------  ------------
Total revenue                        $   287,681  $  17,935  $ 33,034  $    (39,231) $    299,419
                                      ===========  =========  ========  ============  ============
Operating income (loss)              $    55,657  $    (146) $  2,613  $       (835) $     57,289
                                      ===========  =========  ========  ============  ============
Identifiable assets at June 3, 2000  $   233,025  $   7,322  $ 19,653  $    (66,757) $    193,243
                                      ===========  =========  ========  ============
Corporate assets                                                                           98,398
                                                                                      ------------
Total assets at June 3, 2000                                                         $    291,641
                                                                                      ============


(1) Includes a non-recurring charge of $10.1 million related to the restructuring plan announced in June of 2001 and a pretax charge of $11.2 million related to exiting mechanical drill products. Also includes $0.8 million in research and development tax credit related expenses.

(2) Includes a net non-recurring operating gain of $11.4 million related to the GSI Lumonics litigation award.

Note 17.  Fiscal 2002 Non-Recurring Operating Items

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

The restructuring plan also included vacating buildings located in California, Massachusetts, Michigan, Minnesota and Texas. As a result, we recorded a charge of approximately $1.9 million for the fiscal year ended June 1, 2002, which consisted of $1.3 million for lease termination fees, $0.4 million for the write-off of certain leasehold improvements and other consolidation costs of $0.2 million. We also recorded a $3.1 million net inventory writedown related to discontinuing the manufacturing of certain products in fiscal year ended June 1, 2002. This inventory write-down was reflected in costs of sales. In the second quarter of fiscal 2002, we disposed of certain property and equipment as part of the restructuring plan. The net gain recorded in fiscal year ended June 1, 2002, of $0.3 million consisted of the sale of equipment in conjunction with the discontinuing of certain products. At June 1, 2002 the majority of the $1.0 million remaining accrued liability was related to lease termination fees and other facility consolidation costs expected to be incurred through 2006.

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

The following table displays the amounts included as a restructuring charge for fiscal year ended June 1, 2002:

                                                                      Restructuring Plan
                                                                     implemented in June     Mechanical Drill
                                                                           of 2001                 Exit             Total
                                                                    ----------------------- ------------------- ---------------
    Employee severance and other employee expenses                           $ 4,578                $   -           $ 4,578
    Lease termination and other facility consolidation costs                   1,870                    -             1,870
    Net asset writedowns (gains)                                                (308)               1,768             1,460
    Other expenses                                                               872                    -               872
                                                                    ----------------------- ------------------- ---------------
                                                                    ----------------------- ------------------- ---------------
Total operating expense restructuring charge                                   7,012                1,768             8,780
                                                                    ----------------------- ------------------- ---------------
                                                                    ----------------------- ------------------- ---------------
    Net inventory writedowns (reflected in cost of sales)                      3,109                9,059            12,168
    Purchase order obligations (reflected in cost of sales)                        -                  334               334
                                                                    ----------------------- ------------------- ---------------
Total restructuring charge                                                  $ 10,121             $ 11,161          $ 21,282
                                                                    ======================= =================== ===============

Note 18.  Fiscal 2002 Restructuring Accruals

The following table displays rollforwards of the accruals established related to the restructuring from June 2, 2001 to June 1, 2002:

                                                Accruals at       Fiscal 2002        Fiscal 2002        Accruals at
                                                June 2, 2001      Net Charges        Amount Used        June 1, 2002
                                           ------------------- ------------------ ------------------- ------------------
Lease termination fees and other
facility consolidation costs                         $ 0            $ 1,870             $ 1,206              $ 664
Purchase Order Obligations                           $ 0              $ 334                 $ 0              $ 334

Note 19.  Fiscal 2001 Non-Recurring Operating Items

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

Note 20.  Sale of Convertible Subordinated Notes

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

Note 21.  Quarterly Financial Information (Unaudited)


Year ended June 1, 2002 (as previously reported)                      1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
---------------------------------------------------------------------------------  -----------  ------------ -----------
Net sales                                                                $49,507      $39,606       $36,381     $41,051
Gross margin (1,2,3,4)                                                    21,453       19,669        17,375      10,191
Net income (loss) (1,2,3,4)                                               (8,009)      (1,465)        1,729      (8,216)
Net income (loss) per share - basic (1,2,3,4)                             $(0.30)      $(0.05)        $0.06      $(0.30)
Net income (loss) per share - diluted( 1,2,3,4)                           $(0.30)      $(0.05)        $0.06      $(0.30)

Year ended June 1, 2002 (restated)                                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
---------------------------------------------------------------------------------  -----------  -----------  -----------
Net sales                                                                $48,688      $37,538      $36,244      $40,415
Gross margin (1,2,3,4)                                                    20,983       18,496       16,715        9,861
Net income (loss) (1,2,3,4)                                               (8,198)      (2,311)       1,242       (8,510)
Net income (loss) per share - basic (1,2,3,4)                             $(0.30)      $(0.08)       $0.05       $(0.31)
Net income (loss) per share - diluted( 1,2,3,4)                           $(0.30)      $(0.08)       $0.04       $(0.31)

Year ended June 2, 2001
----------------------------------------------------------------------
Net sales                                                               $121,262     $131,755     $130,988      $87,848
Gross margin                                                              67,562       75,401       73,880       46,398
Net income (5)                                                            23,295       27,719       27,774       21,145
Net income per share - basic (5)                                           $0.87        $1.03        $1.03        $0.78
Net income per share - diluted( 5)                                         $0.83        $1.00        $1.00        $0.75

The sum of the quarterly data presented in the table above may not equal annual results due to rounding. For a reconciliation of the previously reported numbers for fiscal 2002 and the restated numbers for fiscal 2002 see Note 1.

1 First quarter fiscal 2002 gross margin includes a pretax non-recurring charge of $3.5 million related to discontinuing the manufacturing of certain products, and net income and per share amounts also includes pretax non-recurring operating expenses of $4.3 million related to the restructuring plan announced in June of 2001.

2 Second quarter fiscal 2002 net income and per share amounts include pretax non-recurring operating expenses of $1.6 million related to the restructuring plan announced in June of 2001.

3 Third quarter fiscal 2002 gross margin includes a pretax non-recurring gain $0.4 million related to the subsequent sales of the inventory written off in the first quarter. Third quarter net income and per share amounts also include pretax non-recurring operating expenses of $0.7 million related to the restructuring plan announced in June of 2001. Also included is $4.6 million related to research and development tax credits and pretax professional expenses of $0.8 million directly related to receiving the credit.

4 Fourth quarter fiscal 2002 gross margin includes a pretax non-recurring charge of $9.4 million related to exiting mechanical drill products, and net income and per share amounts also include pretax non-recurring operating expenses of $1.8 million related to exiting mechanical drill products and $0.4 million related to the restructuring plan announced in June of 2001.

5 For fiscal 2001, fourth quarter net income and per share amounts include pre-tax non-recurring operating items of $11.4 million related to the litigation award from GSI Lumonics, and $1.4 million of accrued interest.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of June 1, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The fiscal 2001 and 2000 financial statements were audited by other auditors who have ceased operation. Those auditors expressed an unqualified opinion on those financial statements in their report dated June 29, 2001.

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

As indicated in Note 1 to these consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended June 1, 2002.

/s/KPMG LLP
Portland, Oregon
July 3, 2002, except for Note 1 as to which the date is August 8, 2003

                         THIS REPORT IS A CONFORMED COPY
                       OF THE REPORT PREVIOUSLY ISSUED BY
           ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.

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

/s/ARTHUR ANDERSEN LLP
Portland, Oregon
June 29, 2001

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR ELECTRO SCIENTIFIC INDUSTRIES, INC. UNTIL MAY 7, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF ELECTRO SCIENTIFIC INDUSTRIES, INC. APPEARING IN THIS AMENDED ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY ELECTRO SCIENTIFIC INDUSTRIES, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, INVESTORS WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS AMENDED REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

                                    PART III

ITEM 14. Controls and Procedures
-------- -----------------------

Immediately following the signature page of this amended annual report are certifications of our President and Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This portion of our amended annual report on Form 10-K/A is our disclosure of the results of our controls evaluation conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and within 90 days prior to the filing of this amended annual report referred to in paragraphs (4),
(5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

In March 2003 the Audit Committee of our Board of Directors, with the assistance of outside legal counsel and forensic accountants, commenced an internal investigation of certain accounting matters. The investigation involved the review of (1) the circumstances surrounding the reversal of an accrual for employee benefits, (2) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (3) certain other areas where potential accounting errors could have occurred, including revenue recognition. On July 15, 2003, we announced that the Audit Committee had completed its review of these matters. As a result of the review, we determined that the unaudited consolidated condensed financial statements for the three months ended August 31, 2002 and November 30, 2002 and the audited consolidated financial statements for the year ended June 1, 2002 required restatement.

Management has advised the Audit Committee that upon reviewing the restatement adjustments and performing an evaluation of our controls and disclosure procedures, management noted deficiencies in internal controls relating to:

     1. Lack of complete sales documentation, particularly as it relates to customer specified acceptance criteria;
     2. Lack of adequate job transition/cross training and poorly documented "desk" processes and procedures in the finance/accounting area;
     3. Changes to accounting methodologies without notification to, or proper authorization by, accounting oversight parties (i.e., the audit committee and independent auditors); and
     4. Lack of adequate tracking and monitoring of finished goods inventory that was transferred out of the inventory management information system.

The independent auditors advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute deficiencies in our disclosure controls.

While we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, are in the process of implementing a more effective system of disclosure controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this amended annual report on Form 10-K/A has been recorded, processed, summarized and reported. The steps that we have taken to ensure that all material information about our company is accurately disclosed in this report include:

     1. The appointment of an independent director to be Chairman of the Board in April 2003, who was previously the Chief Executive Officer and Chairman of the Board of KLA-Tencor Corporation;
     2. The appointment of a previously independent director to be President and Chief Executive Officer in April 2003, who was previously Chief Financial Officer of Apex, Inc. and was the former Senior Vice President and Chief Financial Officer of ESI for seven years until 1998;
     3. The appointment of a new Chief Financial Officer in May 2003, who was previously Chief Financial Officer of SpeedFam-IPEC, Inc. and Vice President and Corporate Controller of Novellus Systems, Inc.;
     4. The engagement of outside professionals specializing in accounting and finance to assist our management in the collection, substantiation and analysis of the information contained in this report; and
     5. The performance of additional procedures by us designed to ensure that these internal control deficiencies did not lead to material misstatements in our consolidated financial statements.

We have also increased by two the number of independent directors on our board by electing Richard J. Faubert, who previously served as President and Chief Executive Officer of SpeedFam-IPEC, Inc. and held senior management positions at Tektronix, Inc. and Genrad, Inc., and Frederick A. Ball, who previously served as Senior Vice President and Chief Financial Officer of Borland Software Corporation and as Vice President of Finance of KLA-Tencor Corporation.

Based in part on the steps listed above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In addition, in order to address further the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we will:

     1. Review and revise our processes and procedures for applying revenue recognition policies, including more formalized training of finance, sales, order management and other staffs;
     2. Enhance accounting/finance training programs and desk processes and procedures documentation as well as retain additional full-time experienced accounting/finance personnel;
     3. Provide additional management oversight and perform detailed reviews of disclosures and reporting with the assistance of outside legal counsel;
     4. Account for all completed systems in the inventory management information system; and
     5. Use outside resources, as necessary, to supplement our employees in the preparation of the consolidated financial statements and other reports filed or submitted under the Securities Exchange Act of 1934.

These steps will constitute significant changes in internal controls. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------

(a)      Financial Statements and Schedules.
The following financial statements are included in this Annual Report on Form 10-K/A on the pages indicated.

Electro Scientific Industries, Inc.  and Subsidiaries:                  Page
         Consolidated Balance Sheets as of
               June 1, 2002 (restated) and June 2, 2001                  10
         Consolidated Statements of
               Operations for the Years Ended
               June 1, 2002 (restated), June 2, 2001, June 3, 2000       11
         Consolidated Statements of
               Shareholders' Equity for the Years Ended
               June 1, 2002 (restated), June 2, 2001, June 3, 2000       12
         Consolidated Statements of
               Cash Flows for the Years Ended
               June 1, 2002 (restated), June 2, 2001, June 3, 2000       13
         Notes to Consolidated Financial Statements (restated)           14
         Independent Auditor's Report                                    37
         Report of Independent Public Accountants                        38

All schedules are omitted, as the required information is inapplicable or not significant.

(b)      Exhibit List
         This list is intended to constitute the exhibit index.

          3-A. Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

          3-B. Articles of Amendment of Third Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3-B of the Company's Annual Report on Form10-K for the fiscal year ended May 31, 1999.

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

          4-A. Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company Common Stock. Incorporated by reference to Exhibit 4-A of the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

          10-A. ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1986. 1

          10-B. ESI 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-B of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997. 1

          10-C. Form of Change in Control Agreement between the Company and each of its appointed officers. Incorporated by reference to Exhibit 10-C of the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2001. 1

          10-D. 1996 Stock Incentive Plan. Incorporated by reference to Exhibit
               10-E of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997. 1

          10-E. 2000 Stock Option Plan. Incorporated by reference to Exhibit
               10-F of the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2000. 1

          10-F. Form of Indemnity Agreement between the Company and each of its corporate officers. Incorporated by reference to Exhibit 10-F of the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

          10-G. 2000 Stock Option Incentive Plan. Incorporated by reference to
               Appendix A of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.1

          10-H. Form of Employment and Separation Agreement between the Company and Donald R. VanLuvanee. 1, 2

          21.  Subsidiaries of the Company. 2

          23.  Independent Auditors' Consent.

          24.1 Power of Attorney for Frederick Ball

          24.2 Power of Attorney for David F. Bolender

          24.3 Power of Attorney for Richard J. Faubert

          24.4 Power of Attorney for Larry L. Hansen

          24.5 Power of Attorney for W. Arthur Porter

          24.6 Power of Attorney for Vernon B. Ryles, Jr.

          24.7 Power of Attorney for Gerald F. Taylor

          24.8 Power of Attorney for Keith L. Thomson

          24.9 Power of Attorney for Jon D. Tompkins

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1  Management contract or compensatory plan or arrangement.
2 Incorporated by reference to the same numbered exhibit in the Company's originally filed Annual Report on Form 10-K for the year ended June 1, 2002 filed on August 20, 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2003                      ELECTRO SCIENTIFIC INDUSTRIES, INC.

                                           By:  /s/   BARRY L. HARMON
                                           -------------------------------------
                                           Barry L. Harmon
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 11, 2003.

Signature                                                     Title

/s/ BARRY L. HARMON                                           President and Chief Executive Officer
--------------------------------------------                  (Principal Executive Officer)
Barry L. Harmon

/s/  J. MICHAEL DODSON                                        Vice President of Administration and Chief
--------------------------------------------                  Financial Officer(Principal
J. Michael Dodson                                             Financial and Accounting Officer)


*FREDERICK BALL                                               Director
--------------------------------------------
Frederick Ball

*DAVID F. BOLENDER                                            Director
--------------------------------------------
David F. Bolender

*RICHARD J. FAUBERT                                           Director
--------------------------------------------
Richard J. Faubert

*LARRY L. HANSEN                                              Director
--------------------------------------------
Larry L. Hansen

*W. ARTHUR PORTER                                             Director
--------------------------------------------
W. Arthur Porter

*VERNON B. RYLES JR.                                          Director
--------------------------------------------
Vernon B. Ryles

*GERALD F. TAYLOR                                             Director
--------------------------------------------
Gerald F. Taylor

*KEITH L. THOMSON                                             Director
--------------------------------------------
Keith L. Thomson

*JON D. TOMPKINS                                              Chairman of the Board
--------------------------------------------
Jon D. Tompkins

*/s/ BARRY L. HARMON
--------------------------------------------
By Barry L. Harmon, Attorney-in-Fact

                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Barry L. Harmon, certify that:

1. I have reviewed this annual report on Form 10-K/A of Electro Scientific Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003
/s/ Barry L. Harmon
----------------------------
Barry L. Harmon
President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Dodson, certify that:

1. I have reviewed this annual report on Form 10-K/A of Electro Scientific Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003
/s/ J. Michael Dodson
--------------------------
J. Michael Dodson
Vice President of Administration and
Chief Financial Officer