Form 10-Q/A
period 2002-08-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2003-08-11
CIK 726514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1
  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from ____  to ____

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

                      Registrant's web address: www.esi.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  x    No
                                                ---      ---

The number of shares outstanding of the Registrant's Common Stock at August 31, 2002 was 27,712,357 shares.

This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form
10-Q for the fiscal quarter ended August 31, 2002 which was filed on October 15, 2002. The amendment is a result of the restatement of our audited consolidated financial statements for the fiscal year ended June 1, 2002 (and the quarters contained therein) and our unaudited consolidated condensed financial statements for the quarterly period ended August 31, 2002. We have also restated our consolidated condensed financial statements for the quarterly period ended November 30, 2002 and have filed an amendment on Form 10-Q/A for that period. The restatement reflects adjustments to net sales, cost of sales and certain operating expenses, and the related balance sheet accounts.

We have amended each item of our quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2002 that has been affected by the restatement. This Amendment No. 1 does not reflect events occurring after the October 15, 2002 filing of our Form 10-Q or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

The items of our quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2002 that are amended and restated herein are Items 1, 2 and 4 of
Part I and Item 6 of Part II. The remaining items originally contained in our Form 10-Q for the fiscal quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on October 15, 2002 are unchanged.

This Amendment No. 1 on Form 10-Q/A should be read in conjunction with our quarterly report on Form 10-Q for the fiscal quarter ended March 1, 2003 as filed on August 11, 2003, including the materials under the subheading "Factors That May Affect Future Results" in Part I, Item 2.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page

Item 1. Consolidated Condensed Financial Statements (unaudited and restated)

         Consolidated Condensed Balance Sheets - August 31, 2002
         (restated) and June 1, 2002 (restated)                           2

         Consolidated Condensed Statements of Operations - Three
         Months Ended August 31, 2002 (restated) and September 1,
         2001 (restated)                                                  3

         Consolidated Condensed Statements of Cash Flows -  Three
         Months Ended August 31, 2002 (restated) and September 1,
         2001 (restated)                                                  4

         Notes to Consolidated Condensed Financial Statements (restated)  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (restated)                            11

Item 4.  Controls and Procedures                                         21

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                24

Signatures                                                               25



                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                   (Restated)
                                   (Unaudited)

                                                                August 31,              June 1,
                                                                   2002                  2002
                                                            -------------------    ------------------
Assets
Current Assets:
    Cash and cash equivalents                             $             38,321   $            29,435
    Marketable securities                                              190,865               181,019
    Restricted securities                                                6,308                 6,353
                                                            -------------------    ------------------
        Total cash and securities                                      235,494               216,807

    Trade receivables, net of allowances of
       $1,366 at August 31 and $1,437 at June 1                         58,776                55,810
    Income tax refund receivable                                        10,984                14,402
    Inventories, net                                                    61,683                63,916
    Shipped systems pending acceptance                                   4,358                 2,007
    Deferred income taxes                                                8,243                 8,243
    Other current assets                                                 5,218                 4,960
                                                            -------------------    ------------------
        Total Current Assets                                           384,756               366,145

Long-term marketable securities                                         59,750                73,445
Long-term restricted securities                                          9,019                12,047

Property, plant and equipment, at cost                                  96,625                95,656
    Less - accumulated depreciation                                    (39,450)              (37,610)
                                                            -------------------    ------------------
        Net property, plant and equipment                               57,175                58,046
Deferred income taxes                                                        -                    80
Other assets                                                            17,621                16,509
                                                            -------------------    ------------------
        Total Assets                                      $            528,321   $           526,272
                                                            ===================    ==================

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                      $              4,554   $             3,246
    Accrued liabilities                                                 14,677                16,062
    Deferred revenue                                                     9,132                 5,308
                                                            -------------------    ------------------
        Total Current Liabilities                                       28,363                24,616
Convertible subordinated notes                                         146,122               145,897
                                                            -------------------    ------------------
        Total Liabilities                                              174,485               170,513

Shareholders' Equity:
    Preferred stock, without par value; 1,000 shares
        authorized; no shares issued                                         -                     -
   Common stock, without par value; 100,000
        authorized; 27,712 and 27,619 shares issued
        and outstanding at August 31, 2002 and
        June 1, 2002, respectively                                     137,291               136,370
    Retained earnings                                                  216,167               219,561
    Accumulated other comprehensive income (loss)                          378                  (172)
                                                            -------------------    ------------------
       Total Shareholders' Equity                                      353,836               355,759
                                                            -------------------    ------------------
       Total Liabilities and Shareholders' Equity         $            528,321   $           526,272
                                                            ===================    ==================

        The accompanying notes are an integral part of these statements





              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)
                                   (Restated)



                                                                                 For the Three Months Ended
                                                                    ------------------------------------------------------
                                                                         August 31, 2002               September 1, 2001
                                                                    -----------------------        -----------------------
Net sales                                                         $                 39,360       $                 48,688
Cost of sales                                                                       23,503                         27,705
                                                                    -----------------------        -----------------------
Gross margin                                                                        15,857                         20,983

Operating expenses:
    Selling, service and administration                                             14,570                         22,542
    Research, development and engineering                                            7,645                         12,790
                                                                    -----------------------        -----------------------
                                                                                    22,215                         35,332
                                                                    -----------------------        -----------------------
Operating loss                                                                      (6,358)                       (14,349)

Interest income                                                                      2,943                          1,937
Interest expense                                                                    (2,007)                           (27)
Other income (expense), net                                                           (436)                           186
                                                                    -----------------------        -----------------------
                                                                                       500                          2,096
                                                                    -----------------------        -----------------------
Loss before income taxes                                                            (5,858)                       (12,253)
Benefit for income taxes                                                            (2,464)                        (4,055)
                                                                    -----------------------        -----------------------
Net loss                                                          $                 (3,394)      $                 (8,198)
                                                                    =======================        =======================

Net loss per share - basic and diluted                            $                  (0.12)      $                  (0.30)
                                                                    =======================        =======================

Weighted average number of shares - basic and diluted                               27,650                         27,172
                                                                    =======================        =======================

        The accompanying notes are an integral part of these statements





              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                   (Restated)
                                                                                       For the Three Months Ended
                                                                          --------------------------------------------------
                                                                            August 31, 2002              September 1, 2001
                                                                          --------------------          --------------------
Cash  flows from operating activities:
   Net loss                                                             $              (3,394)        $              (8,198)
   Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                  2,463                         2,743
         Tax benefit of stock options exercised                                            57                           548
         Provision for doubtful accounts                                                  129                           213
         Loss on disposal and impairment of property and equipment                          -                         2,231
         Deferred income taxes                                                            344                         4,859
  Changes in operating accounts:
         (Increase) decrease in trade receivables, net                                 (1,582)                       12,934
         (Increase) decrease in inventories, net                                        2,674                        (2,955)
         Decrease in income taxes receivable                                            3,418                             -
         (Increase) decrease in other current assets                                     (229)                         (892)
         Increase (decrease) in deferred revenue                                        3,824                          (324)
         Decrease in current liabilities                                               (1,735)                      (26,114)
                                                                          --------------------          --------------------
               Net cash provided by (used in) operating activities                      5,969                       (14,955)

Cash flows from investing activities:
   Purchase of property, plant and equipment                                           (2,738)                       (8,641)
   Maturity of restricted securities                                                    3,073                             -
   Purchase of securities                                                             (36,312)                      (48,517)
   Proceeds from sales of securities and maturing securities                           40,613                        36,365
   Increase in other assets                                                            (2,585)                         (218)
                                                                          --------------------          --------------------
               Net cash provided by (used in) investing activities                      2,051                       (21,011)

Cash flows from financing activities:
   Proceeds from exercise of stock options and stock plans                                866                         1,532
                                                                          --------------------          --------------------
               Net cash provided by financing activities                                  866                         1,532

Net change in cash and cash equivalents                                                 8,886                       (34,434)

Cash and cash equivalents:
   Beginning of period                                                                 29,435                        68,522
                                                                          --------------------          --------------------
   End of period                                                        $              38,321         $              34,088
                                                                          ====================          ====================


Supplemental cash flow information:
   Cash paid for interest                                               $               3,330         $                  10
   Income tax refunds received                                                          5,863                             -
   Cash paid for income taxes                                                               -                         2,330

        The accompanying notes are an integral part of these statements


              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

We have prepared the consolidated condensed financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these interim statements. We believe that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. These consolidated condensed financial statements are to be read in conjunction with the financial statements and notes thereto included in our 2002 Annual Report on Form 10-K/A. Certain prior year amounts have been reclassified to conform to current year presentation.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Investigation and Restatements of Financial Statements

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

We have restated our net sales, cost of sales, operating expense, other income, tax benefit and earnings for the three month period ended August 31, 2002 and our related balance sheet accounts at August 31, 2002 as follows (in thousands):


                                                                                            Tax
                                                 Cost of      Operating      Other       (Benefit)/     Net Income
                                     Net Sales     Sales       Expense      Income        Expense         (Loss)
                                    ------------ ----------- ------------ ------------ --------------- -------------
                                    ------------ ----------- ------------ ------------ --------------- -------------
As previously reported - three      $ 42,961      $22,985      $20,848       $1,105          $   75      $   158
months ended August 31, 2002
Revenue deferrals                     (3,601)      (2,351)           -            -               -       (1,250)
Write-down of inventory and
   other  assets, net                      -        1,639            -            -               -       (1,639)
Increase to warranty expense               -        1,115            -            -               -       (1,115)
Changes to depreciation expense            -          115          (32)           -               -          (83)
Increase to employee benefits
   accrual                                 -            -          977            -               -         (977)
Adjustments due to timing of
   operating expenses                      -            -          293            -               -         (293)
Increase in bad debt expense               -            -          129            -               -         (129)
Adjustment to amortization of
   bond premium                            -            -            -         (173)              -         (173)
Reclass of interest on tax refund          -            -            -        (432)            (432)           -
Tax effect of adjustments                  -            -            -            -         (2,107)        2,107
                                    ------------ ----------- ------------ ------------ --------------- -------------
   Total impact of adjustments        (3,601)         518        1,367        (605)         (2,539)       (3,552)
                                    ------------ ----------- ------------ ------------ --------------- -------------
As restated - three months ended     $39,360      $23,503      $22,215        $ 500        $(2,464)      $(3,394)
August 31, 2002
                                    ============ =========== ============ ============ =============== =============



With the recognition of the above adjustments, our net loss per share was restated to $0.12 for the quarter ended August 31, 2002 compared to the previously reported net income per share of $0.01.


Adjustments to our balance sheet as a result of the restatements were as follows
(in thousands):

                                            Shipped      Inventory       Other        Long-term        Total
                                            Systems
                                            Pending                     Current
                                           Acceptance                    Assets        Assets          Assets
                                          ------------- ------------- ------------- -------------- ---------------
                                          ------------- ------------- ------------- -------------- ---------------
Total assets as previously reported -        $   -        $ 63,018      $316,263       $146,187      $525,468
August 31, 2002
Revenue deferrals, current period            2,351               -             -              -         2,351
Revenue deferrals, prior periods             2,007               -             -              -         2,007
Adjustments to inventory, other assets
   and long-term assets                          -         (1,335)             -        (2,449)        (3,784)
Increase to allowance for doubtful
   accounts                                      -               -         (129)              -          (129)
Increase to sales discounts                      -               -         (300)              -          (300)
Change to prepaid expenses                       -               -         (293)              -          (293)
Adjustment to amortization of bond
   premium                                       -               -             -          (173)          (173)
Tax effect of adjustments                        -               -         3,174              -         3,174
                                          ------------- ------------- ------------- -------------- ---------------
   Total impact of adjustments               4,358         (1,335)         2,452        (2,622)         2,853
                                          ------------- ------------- ------------- -------------- ---------------
Total assets as restated - August 31,      $ 4,358        $ 61,683      $318,715       $143,565      $528,321
2002
                                          ============= ============= ============= ============== ===============

                                                                                                       Total
                                                            Other                                  Liabilities and
                                            Deferred      Current      Long-Term    Shareholders'  Shareholders'
                                            Revenue     Liabilities   Liabilities      Equity          Equity
                                          ------------- ------------- ------------- -------------- ---------------
Total liabilities and equity as            $ 2,171        $ 18,254      $146,122       $358,921      $525,468
previously reported - August 31, 2002
Revenue deferrals, current period            3,601               -             -              -         3,601
Revenue deferrals, prior periods             3,360               -             -              -         3,360
Increase to employee benefits accrual            -             977             -              -           977
Adjustment to amortization of bond
   premium                                       -               -             -            283           283
Net loss effect of adjustments -
   current period                                -               -             -        (3,552)        (3,552)
Net loss effect of adjustments - prior
   period                                        -               -             -        (1,816)        (1,816)
                                          ------------- ------------- ------------- -------------- ---------------

   Total Impact of adjustments               6,961             977             -        (5,085)         2,853
                                          ------------- ------------- ------------- -------------- ---------------
Total liabilities and equity as            $ 9,132        $ 19,231      $146,122       $353,836      $528,321
restated -
August 31, 2002
                                          ============= ============= ============= ============== ===============


Information in the following notes and in the Management's Discussion and Analysis of Financial Condition and Results of Operations has been restated, as appropriate, to reflect the restatements.

Note 3 - Accounts Receivable, Net

We entered into an agreement that allows us to sell accounts receivable from selected customers at a discount to a financial institution. Receivables sold under these provisions have terms and credit risk characteristics similar to our overall receivables portfolio. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Accounts receivable sales under this agreement were $7.1 million for the period ended August 31, 2002 and $9.0 million for the twelve-month period ended June 1, 2002. Discounting fees were recorded as interest expense and were not material for the three months ended August 31, 2002 and September 1, 2001. At August 31, 2002, $7.8 million of receivables sold under these agreements remained outstanding, compared to $9.0 million outstanding at June 1, 2002.

Note 4 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows (in thousands):

                                         August 31, 2002         June 1, 2002
                                       --------------------    -----------------
                                                        (restated)
Raw materials and purchased parts            $ 42,639              $ 41,013
Work-in-process                                 1,430                 1,942
Finished goods                                 17,614                20,961
                                       --------------------    -----------------
Total inventories                            $ 61,683              $ 63,916
                                       ====================    =================

Note 5 - Earnings Per Share

Because we incurred a loss in the three months ended August 31, 2002 and September 1, 2001, the number of shares outstanding for the calculation of earnings (loss) per share ("EPS") was the same for both the basic and diluted calculations.

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

                                                   Three Months Ended
                                           ------------------------------------
                                           August 31, 2002   September 1, 2001
                                           -----------------  ----------------
Employee stock options                             3,777            4,237
4 1/4% convertible subordinated notes              3,947                -
                                           -----------------  ----------------
                                                   7,724            4,237
                                           =================  ================
Note 6 - Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                     Three Months Ended
                                            ----------------------------------
                                            August 31, 2002  September 1, 2001
                                            ----------------  ----------------
                                                        (restated)
Net loss                                          $(3,394)        $(8,198)
Net unrealized gain on derivative instruments          14              88
Foreign currency translation adjustment                84               2
Net unrealized gain (loss) on securities              452            (184)
                                              --------------  ----------------
Total comprehensive loss                           $(2,844)       $(8,292)
                                              ==============  ================

Note 7 - Income Taxes

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors. The income tax rate for the three months ended August 31, 2002 and September 1, 2001 was 42.1% and 33.1%, respectively. The higher tax benefit in the three months ended August 31, 2002 as compared to the statutory federal tax rate is largely a result of the tax benefit related to research and development tax credits.

Note 8 - Recent Accounting Pronouncements

In August 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under SFAS No. 146, liabilities for exit or disposal activities are recognized and measured initially at fair value only when the liability is incurred. This statement is effective for exit costs initiated after December 31, 2002, and will be applied on prospective transactions only.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain lease obligations. We are evaluating the impact of SFAS No. 143, but do not expect the adoption of SFAS No. 143 to have a significant impact on our financial position or the results of our operations.

On June 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value less selling costs or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as previously required. The adoption of SFAS No. 144 did not have a material impact on our financial position or the results of our operations.

Note 9 -First Quarter Fiscal 2002 Restructuring and Special Charges

In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan during June 2001. Pursuant to this plan, we reduced our work force by a total of 419 employees in June and August 2001. This reduction impacted all employee groups. In connection with this plan, we recorded a charge of $2.4 million for employee severance and $0.2 million for other employee expenses in the three months ended September 1, 2001.

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

The following table displays the components of the restructuring and special charges for the three months ended September 1, 2001 (in thousands):




                                                                   Three Months Ended
                                                                   September 1, 2001
                                                                -------------------------
  Employee severance and other employee expenses                         $ 2,579
  Lease termination and other facility consolidation costs                 1,482
  Net asset write-downs                                                       76
  Other expenses                                                             214
                                                                -------------------------
  Total operating expense restructuring charge                             4,351
  Inventory write-downs (reflected in cost of sales)                       3,497
                                                                -------------------------
  Total restructuring and special charges                                $ 7,848
                                                                =========================



In both the current and prior year, all restructuring costs have been included in the line items to which they functionally relate.

Note 10 - Restructuring Accruals

At August 31, 2002, we had $0.7 million remaining in accrued liabilities, compared to $1.0 million at June 1, 2002. The majority of the remaining accrued liabilities were related to lease termination fees and other facility consolidation costs expected to be incurred through 2006.

The following table displays the rollforward of the restructuring accruals from June 1, 2002 to August 31, 2002, which were established in the quarter ended September 1, 2001 (in thousands):



                                         Accruals at           Charges to           Amounts            Accruals at
                                        June 1, 2002           Accruals              Used            August 31, 2002
                                        --------------     ----------------     ----------------    -----------------
Lease termination fees and other
  facility consolidation costs             $ 664                 $ -                $(151)                $ 513
Purchase order obligations                 $ 334                 $ -                $(136)                $ 198



Note 11 - Subsequent Event

On October 2, 2002, we announced a plan to relocate the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters facility in Portland, Oregon. We plan on completing this move by December 31, 2002. Approximately 45 employees at our Escondido facility have been offered relocation to our headquarters. The remaining employees have been offered a severance package following a sixty-day notice period. As a result of the closure of the California facility and other cost reduction steps, we expect that total employment will be reduced by approximately 100 people by the end of December 2002, from the current level of approximately 800 people. Beginning in the third quarter of fiscal 2003, which starts on December 1, 2002, we expect to save at least $8.0 million annually as a result of facilities consolidation, employment reductions and other cost reduction steps as related to this restructuring plan. In the second quarter of fiscal 2003, we expect to record a one-time charge of approximately $9.0 million for severance and other costs related to the plant closure. Additional relocation costs of approximately $2.0 million will be charged in future quarters as they occur, and are expected to be offset by a gain on the sale of the building and land.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (restated)
        ---------------------------------------------------------------

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

For the three-month period ended August 31, 2002, we restated our financial statements to correct improper accounting entries, including entries for revenue recognition, inventory write-downs, warranty expense and employee benefits expense. The aggregate impact of these adjustments, and related tax effects, was to reduce our net income for the three months ended August 31, 2002 from $158,000 to a net loss of $3.4 million and to decrease our basic and diluted net income per share from $0.01 to $(0.12).

A summary of the impact of the adjustments on our previously issued unaudited consolidated condensed statement of operations for the three months ended August 31, 2002 and unaudited consolidated condensed balance sheet as of August 31, 2002 is presented in Note 2 to our notes to consolidated condensed financial statements contained elsewhere in this amended report.

Results of Operations

Net sales of $39.4 million for the quarter ended August 31, 2002 (the first quarter of fiscal 2003) were $9.3 million, or 19.2%, lower than net sales of $48.7 million for the quarter ended September 1, 2001 (the first quarter of fiscal 2002), and were $1.1 million, or 2.6%, lower than the net sales of $40.4 million for the immediately preceding quarter, which ended June 1, 2002.

The decrease in net sales in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 resulted primarily from decreases in sales of our semiconductor yield improvement systems and electronic component manufacturing systems. These decreases were offset in part by increases in sales of our advanced electronic packaging systems, circuit fine tuning systems and vision inspection systems.

Certain information regarding our net sales by product line is as follows (net sales in thousands):


                                               Three Months Ended August 31,        Three Months Ended September
                                                      2002 (restated)                    1, 2001 (restated)
                                               -------------------------------     ------------------------------
                                                 Net Sales       Percent of         Net Sales       Percent of
                                                                 Total Net                           Total Net
                                                                   Sales                               Sales
Semiconductor Yield Improvement Systems          $17,109           43.5%              $22,987           47.2%
Electronic Component Manufacturing Systems         7,834           19.9                13,448           27.6
Advanced Electronic Packaging Systems              3,731            9.5                 3,695            7.6
Vision and Inspection Systems                      3,844            9.7                 2,678            5.5
Circuit Fine Tuning Systems                        6,842           17.4                 5,880           12.1
                                                 -------        -------               -------         ------
                                                 $39,360          100.0%              $48,688          100.0%
                                                 -------        -------               =======         ======


Gross margin decreased to $15.9 million (40.3% of net sales) for the first quarter of fiscal 2003 from $21.0 million (43.1% of net sales) for the first quarter of fiscal 2002. Included in cost of goods sold in the first quarter of fiscal 2002 is $3.5 million for the write-down of inventory related to discontinuing the manufacturing of certain products. Lower margins were due to a change in product mix and lower utilization of factory capacity. We also continue to see normal pricing pressure in all of our markets due to the continued softness in overall electronics demand and pressure on our customers' earnings.

Selling, service and administrative expenses decreased $8.0 million to $14.6 million (37.0% of net sales) in the first quarter of fiscal 2003 compared to $22.5 million (46.3% of net sales) in the first quarter of fiscal 2002. Included in selling, service and administrative expenses in the first quarter of fiscal 2003 was severance expense of $0.2 million. As a result of the restructuring plan we implemented in June 2001 as discussed in Note 9, included in selling, service and administrative expenses for the three month period ended September 1, 2001, was employee severance expense of $1.9 million, lease termination and other facility consolidation costs of $1.5 million and net asset write-downs of $0.8 million. Lower sales volume and a reduction of force resulted in decreased commission and payroll expense in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

Future operating results are highly dependent on our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage, we continue to make investments in our research and development efforts. Expenses associated with research, development and engineering decreased $5.1 million to $7.6 million (19.4% of net sales) in the first quarter of fiscal 2003 compared to $12.8 million (26.3% of net sales) in the first quarter of fiscal 2002. The decrease was primarily due to decreases in research, development and engineering headcount and lower project costs. As a result of the restructuring plan we implemented in June 2001 as discussed in Note 9, included in research, development and engineering expenses for the three month period ended September 1, 2001, was employee severance and related expenses of $0.6 million. We continue to invest in a significant number of development and engineering projects that we see as important to our future.

In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan in the first quarter of fiscal 2002. The restructuring plan consisted of reducing our work force and vacating several buildings. This reorganization resulted in restructuring charges of $4.4 million in the first quarter of fiscal 2002, which are included in our statement of operations in the line items to which they functionally relate. We also recorded a $3.5 million inventory write-down related to discontinuing the manufacturing of certain products in the first quarter of fiscal 2002. This inventory write-down was reflected in our statement of operations as costs of sales. At August 31, 2002, we had $0.7 million of accrued liabilities related to these charges, which are expected to be incurred through 2006 (see also Notes 9 and 10 above).

Interest income for the first quarter of fiscal 2003 increased $1.0 million to $2.9 million from $1.9 million in the first quarter of fiscal 2002. This increase is mainly due to an increase in investment balances generated from our sale of $150 million aggregate principal amount of 4 1/4% convertible subordinated notes in December 2001 and January 2002.

Interest expense increased to $2.0 million in the first quarter of fiscal 2003 compared to $27,000 in the first quarter of fiscal 2002 due to our sale of $150.0 million 4 1/4% convertible subordinated notes in December 2001 and January 2002, which are due in 2006. Quarterly interest expense related to these notes totals $1.6 million plus $0.2 million for the accretion of underwriting discounts.

The income tax rate for the first quarter of fiscal 2003 was 42.1% compared to 33.1% for the first quarter of fiscal 2002. The higher tax benefit for the three months ended August 31, 2002 as compared to the statutory federal tax rate is largely a result of tax interest refunds and the tax benefit related to research and development tax credits.

Net loss for the first quarter of fiscal 2003 was $3.4 million, or $(0.12) per diluted share, compared to a net loss of $8.2 million, or $(0.30) per diluted share, in the first quarter of fiscal 2002.

Ending backlog on August 31, 2002 was $10.9 million compared to $22.6 million on June 1, 2002.

Liquidity and Capital Resources

At August 31, 2002, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities of $288.9 million and accounts receivable of $58.8 million. At August 31, 2002, we had a current ratio of 13.6:1 and long-term debt of $146.1 million. Working capital increased to $356.4 million at August 31, 2002 compared to $341.5 million at June 1, 2002.

Purchases of property, plant and equipment of $2.7 million in the first quarter of fiscal 2003 were primarily for the continued construction of a new corporate headquarters in Portland, Oregon. At August 31, 2002 we had capital commitments of approximately $4.4 million for completion of the construction of our 62,000 square foot corporate headquarters building located on the Portland, Oregon campus.

Current liabilities increased $3.7 million from June 1, 2002 primarily due to an increase in deferred revenue generated from shipments of new products pending acceptance, offset in part by the decrease in accrued interest expense generated from our 4 1/4% convertible subordinated notes due 2006. We pay approximately $3.2 million of interest on the subordinated notes semiannually on each June 21 and December 21.

At August 31, 2002 we had $146.1 million recorded on our balance sheet related to our 4 1/4% convertible subordinated notes. The difference between the $150.0 million face value and the $146.1 million balance at August 31, 2002 relates to underwriting discounts, which originally totaled $4.5 million and are being amortized as additional interest expense over the life of the subordinated notes at a rate of $0.2 million per quarter.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K/A for our fiscal year ended June 1, 2002, as filed with the Securities and Exchange Commission on August 11, 2003.

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

The current economic downturn has resulted in a reduction in demand for our products and significant fluctuations in our profitability and net sales. We had a net loss of $3.4 million during the three months ended August 31, 2002 on net sales of $39.4 million and a net loss of $8.2 million for the three months ended September 1, 2001 on net sales of $48.7 million. We cannot assure you that demand for our products will increase.

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

Twelve large, multinational electronics companies constituted 50.0% of our fiscal 2002 net sales, and the loss of any of these customers could significantly harm our business. In addition, none of our customers have any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

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

Although we have no commitments or agreements for any acquisitions, we have made, and plan in the future to make, acquisitions of, or significant investments in, businesses with complementary products, services or technologies. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

-- Difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;
--   Diversion of management's attention from other operational matters;
--   The potential loss of key employees of acquired companies;
-- Lack of synergy, or inability to realize expected synergies, resulting from the acquisition;
-- The risk that the issuance of our common stock in a transaction could be dilutive to our shareholders if anticipated synergies are not realized; and
-- Acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company.

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

The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes as well as current and potential customer requirements. The introduction by us or by our competitors of new and enhanced products may cause our customers to defer or cancel orders for our existing products, which may harm our operating results. We have in the past experienced a slowdown in demand for our existing products and delays in new product development, and similar delays may occur in the future. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or, where necessary, to license these technologies from others. Product development delays may result from numerous factors, including:

--   Changing product specifications and customer requirements;
--   Difficulties in hiring and retaining necessary technical personnel;
-- Difficulties in reallocating engineering resources and overcoming resource limitations;
--   Difficulties with contract manufacturers;
--   Changing market or competitive product requirements; and
--   Unanticipated engineering complexities.

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

International shipments accounted for 74.8% of net sales for fiscal 2002, with 46.8% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

-- Periodic local or geographic economic downturns and unstable political conditions;
--   Price and currency exchange controls;
--   Fluctuation in the relative values of currencies;
--   Difficulties protecting intellectual property;
-- Unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; and
-- Difficulties in managing a global enterprise, including staffing, collecting accounts receivable, managing distributors and representatives and repatriation of earnings.

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

The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. Furthermore, our technological advantages may be reduced or lost as a result of technological advances by our competitors. Their greater capabilities in these areas may enable them to:

--   Better withstand periodic downturns;
--   Compete more effectively on the basis of price and technology;
--   More quickly develop enhancements to and new generations of products; and
--   More effectively retain existing customers and obtain new customers.

In addition, new companies may in the future enter the markets in which we compete, further increasing competition in those markets.

We believe that our ability to compete successfully depends on a number of factors, including:

--   Performance of our products;
--   Quality of our products;
--   Reliability of our products;
--   Cost of using our products;
--   Our ability to ship products on the schedule required;
--   Quality of the technical service we provide;
--   Timeliness of the services we provide;
--   Our success in developing new products and enhancements;
--   Existing market and economic conditions; and
--   Price of our products as compared to our competitors' products.

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

In particular, due to these uncertainties we are subject to:

-- The risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities; and
--   The risk of more frequent instances of shipping delays.

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

Item 4.  Controls and Procedures

Immediately following the signature page of this amended quarterly report are certifications of our President and Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This portion of our amended quarterly report on Form 10-Q/A is our disclosure of the results of our controls evaluation conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and within 90 days prior to the filing of this amended quarterly report referred to in paragraphs (4), (5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

While we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, are in the process of implementing a more effective system of disclosure controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this amended quarterly report on Form 10-Q/A has been recorded, processed, summarized and reported. The steps that we have taken to ensure that all material information about our company is accurately disclosed in this report include:

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     This list is intended to constitute the exhibit index.

     99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

A report on Form 8-K was filed on August 27, 2002, reporting that the Amended and Restated Rights Agreement, dated as of March 1, 2002, between us and Mellon Investor Services, LLC to permit EQSF Advisors, Inc. to beneficially own up to, but not including, an aggregate of 19.99% of the outstanding shares of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed by the undersigned thereunto duly authorized.




Dated:    August 11, 2003    ELECTRO SCIENTIFIC INDUSTRIES, INC.


                             By /s/ Barry L. Harmon
                             Barry L. Harmon
                             President and Chief Executive Officer
                             (Principal Executive Officer)

                             By /s/ J. Michael Dodson
                             J. Michael Dodson
                             Vice President of Administration and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Barry L. Harmon, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Electro Scientific Industries, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003

/s/ Barry L. Harmon
-------------------
Barry L. Harmon
President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Dodson, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Electro Scientific Industries, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003

/s/ J. Michael Dodson
---------------------
J. Michael Dodson
Vice President of Administration and
Chief Financial Officer