Form 10-Q/A
period 2002-11-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2003-08-11
CIK 726514

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

                      Registrant's web address: www.esi.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares outstanding of the Registrant's Common Stock at November 30, 2002 was 27,719,627 shares.

This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2002 which was filed on January 13, 2003. The amendment is a result of the restatement of our audited consolidated financial statements for the fiscal year ended June 1, 2002 (and the quarters contained therein) and our unaudited consolidated condensed financial statements for the quarterly periods ended August 31, 2002 and November 30, 2002. The restatement reflects adjustments to net sales, cost of sales and certain operating expenses, and the related balance sheet accounts.

We have amended each item of our quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2002 that has been affected by the restatement. This Amendment No. 1 does not reflect events occurring after the January 13, 2003 filing of our Form 10-Q or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

The items of our quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2002 that are amended and restated herein are Items 1, 2 and 4 of
Part I and Item 6 of Part II. The remaining items originally contained in our Form 10-Q for the fiscal quarter ended November 30, 2002 as filed with the Securities and Exchange Commission on January 13, 2003 are unchanged.

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

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                               Page


Item 1.       Consolidated Condensed Financial Statements (unaudited and restated)
              Consolidated  Condensed  Balance Sheets - November 30, 2002  (restated) and June 1, 2002
              (restated)                                                                                      2

              Consolidated Condensed Statements of Operations - Three and Six
              Months Ended November 30, 2002 (restated) and December 1, 2001
              (restated) 3

              Consolidated  Condensed  Statements  of Cash Flows - Six Months Ended  November 30, 2002
              (restated) and December 1, 2001 (restated)                                                      4

              Notes to Consolidated Condensed Financial Statements (restated)                                 5

Item 2.       Management's  Discussion  and Analysis of Financial  Condition and Results of Operations
              (restated)                                                                                      12

Item 4.       Controls and Procedures                                                                         24

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                                27

Signatures                                                                                                    28


         ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands)
                              (Restated)
                              (Unaudited)



                                            November 30,    June 1,
                                                2002          2002
                                            ------------  ------------
Assets
Current Assets:
    Cash and cash equivalents              $     29,152  $     29,435
    Marketable securities                       223,686       181,019
    Restricted securities                         9,438         6,353
                                            ------------  ------------
        Total cash and securities               262,276       216,807

    Trade receivables, net of allowances of
       $1,358 at November 30 and $1,437 at
        June 1                                   52,471        55,810
    Income tax refund receivable                 17,544        14,402
    Inventories, net                             51,140        63,916
    Shipped systems pending acceptance            4,539         2,007
    Deferred income taxes                         8,243         8,243
    Assets held for sale                          7,563             -
    Other current assets                          7,098         4,960
                                            ------------  ------------
        Total Current Assets                    410,874       366,145

Long-term marketable securities                  41,487        73,445
Long-term restricted securities                   5,998        12,047

Property, plant and equipment, at cost           82,616        95,656
    Less - accumulated depreciation             (33,910)      (37,610)
                                            ------------  ------------
        Net property, plant and equipment        48,706        58,046
Other assets                                     15,640        16,589
                                            ------------  ------------
        Total Assets                       $    522,705  $    526,272
                                            ============  ============

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                       $      5,057  $      3,246
    Accrued liabilities                          21,075        16,062
    Deferred revenue                              8,748         5,308
                                            ------------  ------------
        Total Current Liabilities                34,880        24,616
Convertible subordinated notes                  146,347       145,897
                                            ------------  ------------
        Total Liabilities                       181,227       170,513

Shareholders' Equity:
    Preferred stock, without par value;
     1,000 shares authorized; no shares
     issued                                           -             -
   Common stock, without par value; 100,000
    authorized; 27,720 and 27,619 shares
    issued and outstanding at November 30,
    2002 and June 1, 2002, respectively         137,769       136,370
    Retained earnings                           203,259       219,561
    Accumulated other comprehensive income
     (loss)                                         450          (172)
                                            ------------  ------------
       Total Shareholders' Equity               341,478       355,759
                                            ------------  ------------
       Total Liabilities and Shareholders'
        Equity                             $    522,705  $    526,272
                                            ============  ============


        The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                   (Restated)





                                  For the Three Months Ended        For the Six Months Ended
                                 ----------------------------    -------------------------------
                                 Nov. 30, 2002   Dec. 1, 2001    Nov. 30, 2002    Dec. 1, 2001
                                 --------------  ------------    --------------  ---------------


Net sales                       $       43,416  $     37,538    $       82,776  $        86,226
Cost of sales                           40,456        19,042            63,959           46,747
                                 --------------  ------------    --------------  ---------------
Gross margin                             2,960        18,496            18,817           39,479

Operating expenses:
    Selling, service and
     administration                     16,551        14,651            31,121           37,193
    Research, development and
     engineering                         7,267         8,736            14,912           21,526
                                 --------------  ------------    --------------  ---------------
                                        23,818        23,387            46,033           58,719
                                 --------------  ------------    --------------  ---------------
Operating loss                         (20,858)       (4,891)          (27,216)         (19,240)

Interest income                          2,809         1,620             5,752            3,557
Interest expense                        (1,774)          (51)           (3,781)             (78)
Other income (expense),
 net                                       701          (208)              265              (22)
                                 --------------  ------------    --------------  ---------------
                                         1,736         1,361             2,236            3,457
                                 --------------  ------------    --------------  ---------------
Loss before income taxes               (19,122)       (3,530)          (24,980)         (15,783)
Benefit for income taxes                (6,214)       (1,219)           (8,678)          (5,274)
                                 --------------  ------------    --------------  ---------------
Net loss                        $      (12,908) $     (2,311)   $      (16,302) $       (10,509)
                                 ==============  ============    ==============  ===============

Net loss per share - basic and
 diluted                        $        (0.47) $      (0.08)   $        (0.59) $         (0.39)
                                 ==============  ============    ==============  ===============

Weighted average number of
 shares -
  basic and diluted                     27,714        27,246            27,682           27,199
                                 ==============  ============    ==============  ===============

        The accompanying notes are an integral part of these statements.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)
                                   (Restated)


                                              For the Six Months Ended
                                             -------------------------
                                             November 30, December 1,
                                                 2002         2001
                                             ------------ ------------

Cash flows from operating activities:
   Net loss                                 $    (16,302)$    (10,509)
   Adjustments to reconcile net loss to cash
    provided by (used in) operating
    activities:
         Depreciation and amortization             5,096        5,532
         Tax benefit of stock options
          exercised                                  181          731
         Provision for doubtful accounts             129          292
         Loss on disposal and impairment of
          property and equipment                     260          930
         Deferred income taxes                       174        4,859
  Changes in operating accounts:
         Decrease in trade receivables, net        4,623       24,218
         (Increase) decrease in inventories,
          net                                     15,477       (2,380)
         Increase in income taxes receivable      (3,142)           -
         Increase in other current assets         (2,101)        (882)
         Increase in deferred revenue              3,440        1,692
         Increase (decrease) in current
          liabilities                              5,389      (32,911)
                                             ------------ ------------
               Net cash provided by (used
                in) operating activities          13,224       (8,428)

Cash flows from investing activities:
   Purchase of property, plant and equipment (6,148) (9,486) Proceeds from the sale of property, plant
    and equipment                                     45          633
   Maturity of restricted securities               2,964            -
   Purchase of securities                       (141,997)     (89,891)
   Proceeds from sales of securities and
    maturing securities                          131,793       74,740
   Increase in other assets                       (1,381)        (692)
                                             ------------ ------------
               Net cash used in investing
                activities                       (14,724)     (24,696)

Cash flows from financing activities:
   Proceeds from exercise of stock options
    and stock plans                                1,217        3,253
                                             ------------ ------------
               Net cash provided by
                financing activities               1,217        3,253

Net change in cash and cash equivalents             (283)     (29,871)

Cash and cash equivalents:
   Beginning of period                            29,435       68,522
                                             ------------ ------------
   End of period                            $     29,152 $     38,651
                                             ============ ============


Supplemental cash flow information:
   Cash paid for interest                   $      3,368 $         12
   Income tax refunds received                     5,152            -
   Cash paid for income taxes                          -        2,334

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

We have restated our net sales, cost of sales, operating expense, tax benefit and earnings for the three and six month periods ended November 30, 2002 and our related balance sheet accounts at November 30, 2002 as follows (in thousands):

                                                                                                   Tax
                                                            Cost of     Operating   Other       (Benefit)/
                                             Net Sales       Sales       Expense     Income      Expense      Net Income
                                           -------------- ------------ ------------ ---------- ------------- --------------
As previously reported - three months        $ 43,302     $ 34,508     $ 24,116      $ 1,280   $ (4,494)      $ (9,548)
ended November 30, 2002
Revenue deferrals, net                            214         (181)           -            -           -           395
Increase to sales discount                      (100)            -            -            -           -          (100)
Write-down of inventory and long-term
assets                                              -        4,594            -            -           -        (4,594)
Increase to warranty expense                        -        1,316            -            -           -        (1,316)
Changes to depreciation expense                     -          219          (33)           -           -          (186)
Adjustments due to timing of operating
   expenses                                         -            -         (136)           -           -           136
Adjustment to amortization of bond
   premium                                          -            -             -         456           -           456
Decrease in bad debt expense                        -            -         (129)           -           -           129
Tax effect of adjustments                           -            -            -            -     (1,720)         1,720
                                           -------------- ------------ ------------ ---------- ------------- --------------
   Total impact of adjustments                    114        5,948         (298)         456     (1,720)        (3,360)
                                           -------------- ------------ ------------ ---------- ------------- --------------
As restated - three months ended
November 30, 2002                            $ 43,416     $ 40,456     $ 23,818      $ 1,736    $(6,214)      $(12,908)
                                           ============== ============ ============ ========== ============= ==============


                                                                                                   Tax
                                                           Cost of      Operating    Other      (Benefit)/     Net Income
                                             Net Sales       Sales       Expense     Income      Expense        (Loss)
                                           -------------- ------------ ------------ ---------- ------------- --------------
                                           -------------- ------------ ------------ ---------- ------------- --------------
As previously reported - six months
ended November 30, 2002                      $ 86,263      $57,493     $  44,964      $2,385    $ (4,419)     $ (9,390)

Revenue deferrals                             (3,387)       (2,532)           -            -           -          (855)
Increase to sales discount                      (100)             -           -            -           -          (100)
Write-down of inventory and long-term
assets                                              -        6,233            -            -           -        (6,233)

Increase to warranty expense                        -        2,431            -            -           -        (2,431)
Changes to depreciation expense                                334          (65)                                  (269)

Increase to employee benefit accrual                -            -          977            -           -          (977)
Adjustments due to timing of operating
   expenses                                         -            -          157            -           -          (157)
Adjustment to amortization of bond
   premium                                          -            -            -          283           -           283
Reclass of interest on tax refund                   -            -            -         (432)       (432)            -

Tax effect of adjustments                           -            -            -            -      (3,827)        3,827
                                           -------------- ------------ ------------ ---------- ------------- --------------

  Total impact of adjustments                  (3,487)       6,466        1,069         (149)     (4,259)       (6,912)
                                           -------------- ------------ ------------ ---------- ------------- --------------

As restated - six months ended November
30, 2002                                     $ 82,776      $63,959     $ 46,033       $2,236    $ (8,678)     $(16,302)
                                           ============== ============ ============ ========== ============= ==============

With the recognition of the above adjustments, our net loss per share was restated to $0.47 per share and $0.59 per share for the three and six months ended November 30, 2002, respectively, compared to the previously reported net loss per share of $0.34 per share and $0.34 per share, respectively.

Adjustments to our balance sheet as a result of the restatements were as follows (in thousands):

                                             Shipped Systems     Inventory   Other Current   Long-Term    Total Assets
                                            Pending Acceptance                   Assets        Assets
                                            ------------------- ------------ --------------- ----------- ---------------
Total assets as previously reported -
November 30, 2002                               $    -            $54,447       $350,618     $115,274        $520,339
Revenue deferrals, current period, net             181                  -              -            -             181
Revenue deferrals, prior periods                 4,358                  -              -            -           4,358
Adjustments to inventory, other assets
   and long-term assets                              -             (3,307)            31       (3,443)        (6,719)
Increase to sales discounts                          -                  -           (400)                       (400)
Adjustments to prepaid expenses                      -                  -             52            -             52
Tax effect of adjustments                            -                  -          4,894            -          4,894
                                            ------------------- ------------ --------------- ----------- ---------------
   Total impact of adjustments                   4,539            (3,307)          4,577       (3,443)         2,366
                                            ------------------- ------------ --------------- ----------- ---------------
Total assets as restated - November 30,
2002                                           $ 4,539            $51,140       $355,195     $111,831       $522,705
                                            =================== ============ =============== =========== ===============




                                                                                                             Total
                                                                                                          Liabilities
                                                                   Other                       Share-         and
                                                                  Current      Long-Term       holders'    Shareholders'
                                             Deferred Revenue   Liabilities   Liabilities      Equity        Equity
                                            ------------------- ------------ --------------- ----------- ---------------
Total liabilities and equity as reported       $ 2,001            $21,816       $146,347     $350,175        $520,339
- November 30, 2002
Revenue deferrals, current period                 (214)                 -              -            -            (214)
Revenue deferrals, prior periods                 6,961                  -              -            -           6,961
Adjustments due to timing of operating
expenses                                             -                827              -                          827
Increase to employee benefits accrual                -                977              -           31           1,008
Accrual for open purchase commitments                -              2,512              -            -           2,512
Net loss effect of adjustments - current
   period                                            -                  -              -       (3,360)         (3,360)
Net loss effect of adjustments
   -prior periods                                    -                  -              -       (5,368)         (5,368)
                                            ------------------- ------------ --------------- ----------- ---------------
   Total impact of adjustments                   6,747              4,316              -       (8,697)          2,366
                                            ------------------- ------------ --------------- ----------- ---------------
Total liabilities and equity as restated
- November 30, 2002                            $ 8,748            $26,132       $146,347     $341,478        $522,705
                                            =================== ============ =============== =========== ===============

Information in the following notes and in the Management's Discussion and Analysis of Financial Condition and Results of Operations has been restated, as appropriate, to reflect the restatements.

Note 3 - Accounts Receivable, Net

We entered into an agreement that allows us to sell accounts receivable from selected customers at a discount to a financial institution. Receivables sold under these provisions have terms and credit risk characteristics similar to our overall receivables portfolio. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Accounts receivable sales under this agreement were $12.0 million for the six months ended November 30, 2002. Discounting fees were recorded as interest expense and were not material for the six months ended November 30, 2002 and December 1, 2001. At November 30, 2002, $2.2 million of receivables sold under these agreements remained outstanding.

Note 4 - Inventory

Inventory is principally valued at standard cost, which approximates the lower of cost (first-in, first-out) or market. Components of inventory were as follows (in thousands):

                                          November 30, 2002   June 1, 2002
                                        -------------------  ----------------
                                             (restated)        (restated)
Raw materials and purchased parts              $28,979          $ 41,013
Work-in-process                                  3,474             1,942
Finished goods                                  18,687            20,961
                                        -------------------  ----------------
Total inventories                              $51,140          $ 63,916
                                        ===================  ================

Included in accrued liabilities at November 30, 2002 is $2.5 million related to purchase commitments for excess and obsolete inventory.

Note 5 - Assets Held for Sale

In order to better align operating expenses with anticipated revenues, we implemented a restructuring plan during June 2001. This restructuring plan included vacating several buildings. We own a 29,000 square foot building on 3 acres of land near Minneapolis, Minnesota that we expect to sell in the third quarter of fiscal 2003.

On October 2, 2002, we announced a plan to relocate the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters in Portland, Oregon. The consolidation of the facilities was completed on December 31, 2002. We own a 60,000 square foot plant on 10 acres of land near Escondido, California. As of November 30, 2002, we contracted with a real estate agent to find a buyer and anticipate that we will sell the assets within one year.

We account for long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted effective June 1, 2002. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Based on market information provided by our real estate agents on both the Minnesota and California properties, we determined that the market values of the properties, less selling costs, exceeded our book values for the properties. Accordingly, we have reflected the properties on our consolidated balance sheet at book value and are no longer depreciating them.

Components of net assets held for sale were as follows:

                                          November 30, 2002
                                        ----------------------
Land                                             $2,909
Buildings                                         4,654
                                        ----------------------
                                                 $7,563
                                        ======================

Note 6 - Earnings Per Share

Because we incurred losses in the three and six month periods ended November 30, 2002 and December 1, 2001, the number of shares outstanding for the calculation of loss per share ("EPS") was the same for both the basic and the diluted calculations.

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

                                                 Three and Six Months Ended
                                         -------------------------------------
                                         November 30, 2002   December 1, 2001
                                         -----------------   -----------------
Employee stock options                          4,584              3,888
4 1/4% convertible subordinated notes           3,947                  -
                                         -----------------   -----------------
                                                8,531              3,888
                                         =================   =================

Note 7 - Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                       Three Months Ended                   Six Months Ended
                                                ---------------------------------    -------------------------------
                                                November 30,       December 1,       November 30,      December 1,
                                                    2002               2001              2002              2001
                                                --------------    ---------------    -------------     -------------
                                                 (restated)         (restated)        (restated)         (restated)
Net loss                                         $(12,908)           $(2,311)        $(16,302)         $(10,509)

Net unrealized gain on derivative instruments          (1)               (87)              13                 1

Foreign currency translation adjustment                21                (19)             105               (17)

Net unrealized gain (loss) on securities               52                551              504               367
                                                --------------    ---------------    -------------     -------------
Total comprehensive loss                         $(12,836)
                                                                     $(1,866)        $(15,680)         $(10,158)
                                                ==============    ===============    =============     =============

Note 8 - Income Taxes

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors. The income tax rate for the three months ended November 30, 2002 and December 1, 2001 was 32.5% and 34.5%, respectively.

Note 9 - Recent Accounting Pronouncements

In December 2002, the EITF published the Consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." The Consensus provides guidance on when and how to allocate revenue from bundled sales transactions. The Consensus is applicable for fiscal years beginning after June 15, 2003. We are currently evaluating the impact of Issue 00-21.

In August 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under SFAS No. 146, liabilities for exit or disposal activities are recognized and measured initially at fair value only when the liability is incurred. This statement is effective for exit costs initiated after December 31, 2002, and will be applied on prospective transactions only.

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

Note 10 - Restructuring and Special Charges

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

The restructuring plan also included vacating buildings located in California, Massachusetts, Michigan, Minnesota, and Texas. As a result, we recorded a charge of approximately $1.6 million for the six months ended December 1, 2001, which consisted of $1.1 million for lease termination fees, $0.4 million for the write-off of certain leasehold improvements and $0.1 million for other consolidation costs. In the second quarter of fiscal 2002, we disposed of certain property and equipment as part of the restructuring plan. The net gain associated with the asset write down recorded in the three months ended December 1, 2001 of $0.4 million consisted of the sale of equipment in conjunction with the discontinuation of certain products.

The following table displays the amounts included as restructuring and special charges for the three and six month periods ended December 1, 2001 (in thousands).

                                                      Three Months Ended             Six Months Ended
                                                       December 1, 2001              December 1, 2001
                                                  ---------------------------     -----------------------
Employee severance and other employee expenses              $1,439                        $4,013
Facility consolidation and lease termination                   147                         1,604
costs
Net gain on disposal of assets                                (384)                         (308)
Other expenses                                                 418                           662
                                                  ---------------------------     -----------------------
                                                            $1,620                        $5,971
                                                  ===========================     =======================

On October 2, 2002, we announced a plan to relocate the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters in Portland, Oregon. The consolidation of these facilities was completed on December 31, 2002. 37 employees from our Escondido facility accepted relocation offers to our headquarters. The remaining employees were offered a severance package following a sixty-day required notice period. As a result of the closure of the California facility, the discontinuance of certain electronic component manufacturing product lines and other cost reduction steps, we expect that headcount will decline to approximately 700 people during the third quarter of fiscal 2003. In addition to the $17.6 million of restructuring and special charges related to these activities and excess and obsolete inventory that are included in cost of sales and operating expenses for the three and six months ended November 30, 2002, we expect to incur approximately $3.0 million to $4.0 million of restructuring related expenses in future quarters.

In both the current year and the prior year, all restructuring costs have been included in the line items to which they functionally relate.

Note 11 - Restructuring Accrual

At November 30, 2002, we had $1.1 million remaining in accrued liabilities related to our restructuring activities, compared to $1.0 million at June 1, 2002.

The following table displays the rollforward of the restructuring accruals from June 1, 2002 to November 30, 2002 (in thousands):

                                                                                                     Accruals at
                                         Accruals at        Charges to                               November 30,
                                         June 1, 2002         Accruals             Amounts Used           2002
                                        --------------     ----------------     ----------------    -----------------
Lease termination fees and other
  facility consolidation costs             $ 664               $   -               $ (220)                $ 444
Purchase order obligations                 $ 334               $   -               $ (334)                $   -
Employee severance                         $   -               $ 948               $ (333)                $ 615

Accrued lease termination fees and other facility consolidation costs will be paid through 2006, and accrued employee severance will be paid through the first quarter of fiscal 2004.

Item 2.   Management's Discussion and Analysis of Financial Condition and
--------  ---------------------------------------------------------------
          Results of Operations (restated)
          ---------------------

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

Restatement

In March 2003 our Audit Committee commenced an internal investigation of certain accounting matters. The investigation involved the review of (1) the circumstances surrounding the reversal of an accrual for employee benefits, (2) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (3) certain other areas where potential accounting errors could have occurred, including revenue recognition. As a result of the investigation, we determined that the unaudited consolidated condensed financial statements for the three months ended August 31, 2002 and November 30, 2002, and the audited consolidated financial statements for the year ended June 1, 2002 (and the quarters contained therein) required restatement.

For the three and six month periods ended November 30, 2002, we restated our financial statements to correct improper accounting entries, including entries for revenue recognition, inventory write-downs, warranty expense and employee benefits expense. The aggregate impact of these adjustments, and related tax effects, was to increase our net loss for the three and six months ended November 30, 2002 from $9.5 million and $9.4 million, respectively, to $12.9 million and $16.3 million, respectively, and to increase our basic and diluted net loss per share from $0.34 and $0.34, respectively, to $0.47 and $0.59, respectively.

A summary of the impact of the adjustments on our previously issued unaudited consolidated condensed statements of operations for the three and six months ended November 30, 2002 and unaudited consolidated condensed balance sheet as of November 30, 2002 is presented in Note 2 to our notes to consolidated condensed financial statements contained elsewhere in this amended report.

Results of Operations

Net sales increased $5.9 million, or 15.7%, to $43.4 million for the quarter ended November 30, 2002 (the second quarter of fiscal 2003) compared to $37.5 million for the quarter ended December 1, 2001 (the second quarter of fiscal
2002). Net sales decreased $3.5 million, or 4.0%, to $82.8 million for the six months ended November 30, 2002 compared to $86.2 million for the six months ended December 1, 2001.

The increase in net sales in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 is due to increases in sales of our semiconductor yield improvement systems and advanced electronic packaging systems. These increases were offset in part by decreases in sales of our electronic component manufacturing systems, circuit fine tuning systems and vision inspection systems.

The decrease in net sales for the six months ended November 30, 2002 compared to the six months ended December 1, 2001 is due to decreases in sales of electronic component manufacturing systems, circuit fine tuning systems and semiconductor yield improvement systems. These decreases were partially offset by increases in vision inspection improvement systems and advanced electronic packaging systems.

We continue to see normal pricing pressure in all of our markets due to the continued softness in overall electronics demand and pressure on our customers' earnings. Semiconductor yield improvement systems comprised the largest percentage of sales for the second quarter of fiscal 2003 at 41.3% of total sales versus 38.4% in the second quarter of the prior year and 43.5% for the first quarter of fiscal 2003.

Certain information regarding our net sales by product line is as follows (net sales in thousands):

                                                     Three Months Ended                  Three Months Ended
                                                November 30, 2002 (as restated)      December 1, 2001 (as restated)
                                               --------------------------------     -------------------------------
                                                                 Percent of                         Percent of
                                                 Net Sales    Total Net Sales        Net Sales    Total Net Sales
Semiconductor Yield Improvement Systems          $17,917            41.3%           $ 14,402            38.4%
Electronic Component Manufacturing Systems         7,878            18.1               8,636            23.0
Advanced Electronic Packaging Systems              9,243            21.3               4,932            13.1
Vision and Inspection Systems                      2,305             5.3               2,397             6.4
Circuit Fine Tuning Systems                        6,073            14.0               7,171            19.1
                                                 -------            ----            --------            ----
                                                 $43,416           100.0%           $ 37,538           100.0%
                                                 =======           ======           ========           ======

                                                     Six Months Ended                     Six Months Ended
                                                November 30, 2002 (as restated)      December 1, 2001 (as restated)
                                               --------------------------------     -------------------------------
                                                                 Percent of                         Percent of
                                                 Net Sales    Total Net Sales        Net Sales    Total Net Sales
Semiconductor Yield Improvement Systems          $35,026            42.3%            $37,390            43.4%
Electronic Component Manufacturing Systems        15,712            19.0              22,084            25.6
Advanced Electronic Packaging Systems             12,974            15.7               8,627            10.0
Vision and Inspection Systems                      6,149             7.4               5,075             5.9
Circuit Fine Tuning Systems                       12,915            15.6              13,050            15.1
                                                 -------            ----            --------            ----
                                                 $82,776           100.0%            $86,226           100.0%
                                                 =======           ======            =======           ======


On October 2, 2002, we announced a plan to relocate the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters in Portland, Oregon. The consolidation of these facilities was completed on December 31, 2002. 37 employees from our Escondido facility accepted relocation offers to our headquarters. The remaining employees were offered a severance package following a sixty-day required notice period. As a result of the closure of the California facility, the discontinuance of certain electronic component manufacturing product lines and other cost reduction steps, we expect that headcount will decline to approximately 700 people during the third quarter of fiscal 2003. In addition to the $17.6 million of restructuring and special charges related to these activities and excess and obsolete inventory that are included in cost of sales and operating expenses for the three and six months ended November 30, 2002, we expect to incur approximately $3.0 million to $4.0 million of restructuring related expenses in future quarters.

The amount included in costs of sales for these charges in the three and six months ended November 30, 2002 was $13.8 million. These charges included $6.8 million for the write-down of excess and obsolete inventory, $4.1 million for inventory write-downs related to the discontinuance of certain electronic component manufacturing product lines, $2.5 million related to open purchase commitments on excess and obsolete inventory, $0.4 million in employee severance and other employee related expenses, and $0.1 in other facilities consolidation costs.

Gross margin for the second quarter of fiscal 2003 decreased to $3.0 million (6.8% of net sales) from $18.5 million (49.3% of net sales) for the second quarter of fiscal 2002. Gross margin in the second quarter of fiscal 2003 includes $13.8 million of restructuring and/or special charges (see Note 10). Gross margin as a percentage of net sales was 40.3% for the first quarter of fiscal 2003.

Gross margin for the six months ended November 30, 2002 was $18.8 million (22.7% of net sales) compared to $39.5 million (45.8% of net sales) for the same period in the prior year. Gross margin for the six months ended November 30, 2002 and December 1, 2001 includes $13.8 million and $3.5 million, respectively, of restructuring and/or special charges (see Note 10).

Selling, service and administrative expenses increased $1.9 million to $16.6 million (38.1% of net sales) for the second quarter of fiscal 2003 compared to $14.7 million (39.0% of net sales) for the second quarter of fiscal 2002. As a result of the Escondido consolidation and other restructuring steps discussed above, included in selling, service and administrative expenses for the second quarter of fiscal 2003 were employee severance and other employee expenses of $1.0 million, restructuring related consulting fees of $1.3 million, net asset write-downs of $0.5 million and facilities consolidation costs of $0.1 million. As a result of the restructuring plan we implemented in June 2001, included in selling, service and administrative expense for the second quarter of fiscal 2002 were employee severance and other employee expenses of $0.9 million, facility consolidation and lease termination costs of $1.0 million and a net gain on the disposal of assets of $0.4 million (see Note 10).

For the six months ended November 30, 2002, selling, service and administrative expenses decreased $6.1 million to $31.1 million (37.6% of net sales) from $37.2 million (43.1% of net sales) for the six months ended December 1, 2001. Included in selling, service and administrative expense for the six months ended December 1, 2001 is $2.7 million of employee severance and other employee expenses and $1.6 million of facility consolidation and lease termination costs (see Note
10). Lower sales volumes in the first quarter of fiscal 2003 and a reduction of force, resulting in lower commissions and payroll expense, and cost reduction efforts resulted in decreased selling, service and administrative expense in the first six months of fiscal 2003 compared to the same period of the prior year. These decreases were partially offset by the increases discussed above related to restructuring and special charges.

Future operating results are highly dependent on our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage we continue to make investments in our research and development efforts. Expenses associated with research, development and engineering decreased $1.5 million and $6.6 million, respectively, to $7.3 million (16.7% of net sales) and $14.9 million (18.0% of net sales), respectively, for the three and six month periods ended November 30, 2002 compared to $8.7 million (23.3% of net sales) and $21.5 million (25.0% of net sales), respectively, for the comparable periods of fiscal 2002. As a result of the Escondido consolidation and other restructuring steps discussed above, included in research, development and engineering expenses for the three and six month periods ended November 30, 2002 was employee severance and other employee expense of $0.8 million and facilities consolidation costs of $0.1 million. As a result of the restructuring plan we implemented in June 2001, research, development and engineering expenses for the three and six months ended December 1, 2001 include $0.5 million and $1.1 million, respectively, of employee severance and other employee expenses (see Note 10). Research and development spending often fluctuates from quarter to quarter as engineering projects move through their life cycles. We continue to invest in a significant number of development and engineering projects that we see as important to our future.

Interest income for the three and six months ended November 30, 2002 was $2.8 million and $5.8 million, respectively, compared to $1.6 million and $3.6 million, respectively, for the comparable periods of fiscal 2002. These increases are mainly due to an increase in investment balances generated from our sale, in December 2001 and January 2002, of $150 million aggregate principal amount of 4 1/4% convertible subordinated notes due 2006.

Interest expense for the three and six months ended November 30, 2002 was $1.8 million and $3.8 million, respectively, compared to $51,000 and $78,000, respectively, for the comparable periods of fiscal 2002. These increases are primarily due to the sale, in December 2001 and January 2002, of $150 million aggregate principal amount of 4 1/4% convertible subordinated notes due 2006. Quarterly interest related to these notes totals $1.6 million plus $0.2 million for the accretion of underwriting discounts.

Net other income of $0.7 million in the second quarter of fiscal 2003 includes a gain of $0.5 million related to a legal settlement agreement and a $0.3 million gain on the sale of securities.

Our effective income tax rate for the six months ended November 30, 2002 and December 1, 2001 was 34.7% and 33.4%, respectively. The lower tax rate as compared to the statutory federal and state tax rates is largely a result of tax benefits related to the extraterritorial income exclusion.

Net loss was $12.9 million ($0.47 per diluted share) and $16.3 million ($0.59 per diluted share), respectively, for the three and six month periods ended November 30, 2002 compared to $2.3 million ($0.08 per diluted share) and $10.5 million ($0.39 per diluted share), respectively, for the comparable periods of fiscal 2002.

Ending backlog on November 30, 2002 was $12.1 million compared to $10.9 million on August 31, 2002 and $22.6 million at June 1, 2002.

Liquidity and Capital Resources

At November 30, 2002, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities of $294.3 million and accounts receivable of $52.5 million. At November 30, 2002, we had a current ratio of 11.8:1 and long-term debt of $146.3 million. Working capital increased to $376.0 million at November 30, 2002 compared to $341.5 million at June 1, 2002.

Inventory decreased by $12.8 million from June 1, 2002 to November 30, 2002 due to the transfer of $2.5 million of inventory to shipped systems pending acceptance, a $4.1 million write-down for the discontinuance of certain electronic component manufacturing lines and a $6.8 million write-down for excess and obsolete inventory.

Purchases of property, plant and equipment of $6.1 million in the first half of fiscal 2003 were primarily for the continued construction of a new corporate headquarters in Portland, Oregon.

Current liabilities increased $10.3 million from June 1, 2002 primarily due to a $3.4 million increase in deferred revenue as a result of an increase in shipments of new products pending acceptance and a $5.0 million increase in accrued liabilities, which resulted primarily from accrued interest expense generated from our 4 1/4% convertible subordinated notes due 2006. We pay approximately $3.2 million of interest on the subordinated notes semiannually on each June 21 and December 21.

At November 30, 2002 we had $146.3 million recorded on our balance sheet related to our 4 1/4% convertible subordinated notes. The difference between the $150.0 million face value and the $146.3 million balance at November 30, 2002 relates to underwriting discounts, which originally totaled $4.5 million and are being amortized as additional interest expense over the life of the subordinated notes at a rate of $0.2 million per quarter.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K/A for the year-ended June 1, 2002, as filed with the Securities and Exchange Commission on August 11, 2003.

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

The current economic downturn has resulted in a reduction in demand for our products and significant reductions in our profitability and net sales. We had net loss of $12.9 million during the three months ended November 30, 2002 on net sales of $43.4 million and a net loss of $17.8 million for the year ended June 1, 2002. We cannot assure you that demand for our products will increase. If demand for our product does increase, there may be significant fluctuations in our profitability and net sales.

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

Twelve large, multinational electronics companies represented 50.0% of our fiscal 2002 net sales, and the loss of any of these customers could significantly harm our business. In addition, none of our customers have any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

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

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the possibility of terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

-- The risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities;
--   The risk of more frequent instances of shipping delays.
--   The risk that demand for our products may not increase or may decrease.

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

Item 4.  Controls and Procedures
--------------------------------

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     This list is intended to constitute the exhibit index.

     10 Employment Agreement (including Change in Control Agreement) between the Company and James T. Dooley, dated December 13, 2002 (incorporated by reference from Exhibit 10 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended November 30, 2002, as filed on January 31, 2003).
     99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed by the undersigned thereunto duly authorized.




Dated:    August 11, 2003          ELECTRO SCIENTIFIC INDUSTRIES, INC.


                                   By /s/ Barry L. Harmon
                                     ---------------------------------
                                   Barry L. Harmon
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   By /s/ J. Michael Dodson
                                     ---------------------------------
                                   J. Michael Dodson
                                   Vice President of Administration and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

Date: August 11, 2003

/s/ Barry L. Harmon
----------------------
Barry L. Harmon
President and Chief Executive Officer

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

Date: August 11, 2003

/s/ J. Michael Dodson
----------------------------
J. Michael Dodson
Vice President of Administration and
Chief Financial Officer