Form 10-Q
period 2003-03-01
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2003-08-11
CIK 726514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                  For the quarterly period ended March 1, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

The number of shares outstanding of the Registrant's Common Stock at August 1, 2003 was 27,837,914 shares.

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         Page

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets - March 1, 2003 and
         June 1, 2002 (restated)                                         2

         Consolidated  Condensed  Statements of Operations -
         Three and Nine Months Ended March 1, 2003 and
         March 2, 2002 (restated)                                        3

         Consolidated  Condensed  Statements  of Cash Flows -
         Nine Months Ended March 1, 2003 and March 2, 2002 (restated)    4

         Notes to Consolidated Condensed Financial Statements            5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     27

Item 4.  Controls and Procedures                                        28

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              31

Item 5.  Other Information                                              32

Item 6.  Exhibits and Reports on Form 8-K                               33

Signatures                                                              34




                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                    (Unaudited)
                                                                     March 1,                June 1,
                                                                       2003                   2002
                                                                -------------------    -------------------
Assets                                                                                     (Restated)
Current Assets:
    Cash and cash equivalents                                 $             14,241   $             29,435
    Marketable securities                                                  228,791                181,019
    Restricted securities                                                    6,293                  6,353
                                                                -------------------    -------------------
        Total cash and securities                                          249,325                216,807

    Trade receivables, net of allowances of
       $1,462 at March 1 and $1,437 at June 1                               50,397                 55,810
    Income tax refund receivable                                            27,018                 14,402
    Inventories, net                                                        42,321                 63,916
    Shipped systems pending acceptance                                       7,192                  2,007
    Deferred income taxes                                                    8,243                  8,243
    Assets held for sale                                                     6,576                      -
    Other current assets                                                     5,298                  4,960
                                                                -------------------    -------------------
        Total Current Assets                                               396,370                366,145

Long-term marketable securities                                             42,499                 73,445
Long-term restricted securities                                              6,053                 12,047

Property, plant and equipment, at cost                                      85,803                 95,656
    Less - accumulated depreciation                                        (35,872)               (37,610)
                                                                -------------------    -------------------
        Net property, plant and equipment                                   49,931                 58,046
Other assets                                                                12,104                 16,589
                                                                -------------------    -------------------
                                                                -------------------    -------------------
        Total Assets                                          $            506,957   $            526,272
                                                                ===================    ===================

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                          $              3,964   $              3,246
    Accrued liabilities                                                     18,074                 16,062
    Deferred revenue                                                        12,600                  5,308
                                                                -------------------    -------------------
        Total Current Liabilities                                           34,638                 24,616
Convertible subordinated notes                                             141,675                145,897
                                                                -------------------    -------------------
        Total Liabilities                                                  176,313                170,513

Shareholders' Equity:
    Preferred stock, without par value; 1,000 shares
        authorized; no shares issued                                             -                      -
   Common stock, without par value; 100,000
        authorized; 27,825 and 27,619 shares issued
        and outstanding at March 1, 2003 and
        June 1, 2002, respectively                                         139,741                136,370
    Retained earnings                                                      190,270                219,561
    Accumulated other comprehensive income                                     633                   (172)
                                                                -------------------    -------------------
       Total Shareholders' Equity                                          330,644                355,759
                                                                -------------------    -------------------
       Total Liabilities and Shareholders' Equity             $            506,957   $            526,272
                                                                ===================    ===================

        The accompanying notes are an integral part of these statements




              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                  For the Three Months Ended                For the Nine Months Ended
                                           --------------------------------------------------------------------------------
                                            March 1, 2003        March 2, 2002         March 1, 2003        March 2, 2002
                                           ----------------     ----------------      ----------------     ----------------
                                                                   (Restated)                                 (Restated)

Net sales                                $          31,631    $          36,244     $         114,407    $         122,470
Cost of sales                                       32,175               19,529                96,134               66,276
                                           ----------------     ----------------      ----------------     ----------------
Gross margin                                          (544)              16,715                18,273               56,194

Operating expenses:
    Selling, service and administration             16,140               14,467                47,261               51,660
    Research, development and engineering            5,706                7,774                20,618               29,300
                                           ----------------     ----------------      ----------------     ----------------
                                                    21,846               22,241                67,879               80,960
                                           ----------------     ----------------      ----------------     ----------------

Operating loss                                     (22,390)              (5,526)              (49,606)             (24,766)

Interest income                                      2,729                2,122                 8,481                5,679
Interest expense                                    (1,810)              (1,571)               (5,591)              (1,649)
Other income (expense), net                           (224)                 (83)                   41                 (105)
                                           ----------------     ----------------      ----------------     ----------------
                                           ----------------     ----------------      ----------------     ----------------
                                                       695                  468                 2,931                3,925
                                           ----------------     ----------------      ----------------     ----------------
Income (loss) before income taxes                  (21,695)              (5,058)              (46,675)             (20,841)
Provision (benefit) for income taxes                (8,706)              (6,300)              (17,384)             (11,574)
                                           ----------------     ----------------      ----------------     ----------------
Net income (loss)                        $         (12,989)   $           1,242     $         (29,291)   $          (9,267)
                                           ================     ================      ================     ================

Net income (loss) per share - basic      $           (0.47)   $            0.05     $           (1.06)   $           (0.34)
                                           ================     ================      ================     ================

Net income (loss) per share - diluted    $           (0.47)   $            0.04     $           (1.06)   $           (0.34)
                                           ================     ================      ================     ================

Weighted average number of shares - basic           27,782               27,392                27,715               27,263
                                           ================     ================      ================     ================

Weighted average number of shares - diluted         27,782               28,087                27,715               27,263
                                           ================     ================      ================     ================

        The accompanying notes are an integral part of these statements





              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      For the Nine Months Ended
                                                                          --------------------------------------------------
                                                                             March 1, 2003                 March 2, 2002
                                                                          --------------------          --------------------
                                                                                                             (Restated)
Cash flows from operating activities:
   Net loss                                                             $             (29,291)        $              (9,267)
   Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                  7,752                         8,436
         Tax benefit of stock options exercised                                           108                         1,088
         Provision for doubtful accounts                                                  275                           319
         (Gain) loss on disposal and impairment of property and equipment                (269)                        1,135
         Gain on debt extinguishment                                                     (218)                            -
         Deferred income taxes                                                            322                         4,902
  Changes in operating accounts:
         Decrease in trade receivables, net                                             7,463                        21,725
         (Increase) decrease in inventories, net                                       19,005                        (3,424)
         Increase in income taxes receivable                                          (12,616)                      (18,521)
         Increase in other current assets                                                (223)                       (5,057)
         Increase in deferred revenue                                                   7,292                         1,627
         (Increase) decrease in current liabilities                                       252                       (17,929)
                                                                          --------------------          --------------------
               Net cash used in operating activities                                     (148)                      (14,966)

Cash flows from investing activities:
   Purchase of property, plant and equipment                                           (8,040)                      (12,076)
   Proceeds from the sale of property, plant and equipment                              1,074                           633
   Maturity (purchase) of restricted securities                                         6,054                       (18,179)
   Purchase of securities                                                            (196,396)                     (522,835)
   Proceeds from sales of securities and maturing securities                          180,237                       357,480
   Decrease in other assets                                                             3,438                           544
                                                                          --------------------          --------------------
               Net cash used in investing activities                                  (13,633)                     (194,433)

Cash flows from financing activities:
   Proceeds from the sale of convertible notes                                              -                       145,500
   Repurchase of ESI-issued convertible notes                                          (4,676)                            -
   Proceeds from exercise of stock options and stock plans                              3,263                         6,742
                                                                          --------------------          --------------------
               Net cash provided by financing activities                               (1,413)                      152,242

Net change in cash and cash equivalents                                               (15,194)                      (57,157)

Cash and cash equivalents:
   Beginning of period                                                                 29,435                        68,522
                                                                          --------------------          --------------------
   End of period                                                        $              14,241         $              11,365
                                                                          ====================          ====================


Supplemental cash flow information:
   Cash paid for interest                                               $               6,410         $                 121
   Income tax refunds received                                                          5,604                             -
   Cash paid for income taxes                                                           1,245                         2,540


        The accompanying notes are an integral part of these statements



              ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation

General

We have prepared the consolidated condensed financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim statements. We believe that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. These consolidated condensed financial statements are to be read in conjunction with the financial statements and notes thereto included in our 2002 Annual Report on Form 10-K/A. Certain prior year amounts have been reclassified to conform to current year presentation.

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

These restated financial statements are included in our amended quarterly reports on Form 10-Q/A for the fiscal quarters ended August 31, 2002 and November 30, 2002 and our amended annual report on Form 10-K/A for the fiscal year ended June 1, 2002, each of which was filed on August 11, 2003.

Note 2 - Accounts Receivable, Net

We entered into an agreement that allows us to sell accounts receivable from selected customers at a discount to a financial institution. Receivables sold under these provisions have terms and credit risk characteristics similar to our overall receivables portfolio. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Accounts receivable sales under these agreements were $12.0 million for the nine months ended March 1, 2003. There were no accounts receivable sales for the nine months ended March 2, 2002. Discounting fees were recorded as interest expense and were not material for the nine months ended March 1, 2003 and March 2, 2002. At March 1, 2003, none of the receivables sold under these agreements remained outstanding.

Note 3 - Inventory

Inventory is principally valued at standard cost, which approximates the lower of cost (first-in, first-out) or market. Components of inventory were as follows (in thousands):

                                            March 1, 2003          June 1, 2002
                                        ----------------------  ----------------
                                                                    (restated)
Raw materials and purchased parts                $25,121             $ 41,013
Work-in-process                                    1,184                1,942
Finished goods                                    16,016               20,961
                                        ----------------------  ----------------
Total inventories                                $42,321             $ 63,916
                                        ======================  ================

Note 4 - Assets Held for Sale

In order to better align operating expenses with anticipated revenues, we implemented a restructuring plan during June 2001. This restructuring plan included vacating several buildings. During the third quarter of fiscal 2003, we sold our 29,000 square foot building on 3 acres of land near Minneapolis, Minnesota for $1.0 million, which resulted in a gain of $0.6 million that is included as a component of selling, service and administration expense on our consolidated condensed statements of operations for the three and nine month periods ended March 1, 2003.

On October 2, 2002, we announced a plan to relocate the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters in Portland, Oregon. The consolidation of the facilities was completed on December 31, 2002. We own a 60,000 square foot plant on 10 acres of land near Escondido, California. We have contracted with a real estate agent to find a buyer and anticipate that we will sell the assets within one year.

We account for long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted effective June 1, 2002. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Based on current market information provided by our real estate agent on the California property, we determined that the market values of the property, less selling costs, exceeds our book value for the property. Accordingly, we have reflected the property on our consolidated condensed balance sheet as assets held for sale at book value and have ceased depreciation.

Components of net assets held for sale were as follows (in thousands):

                                              March 1, 2003
                                        ----------------------
Land                                             $2,626
Buildings                                         3,931
Automobiles                                          19
                                        ----------------------
                                                 $6,576
                                        ======================

Note 5 - Earnings Per Share

Following is a reconciliation of basic earnings (loss) per share ("EPS") and diluted EPS (in thousands, except per share amounts):



                                        Three Months Ended March 1, 2003         Three Months Ended March 2, 2002
                                                                                             (restated)
                                        ------------------------------------     ------------------------------------
                                                                  Per Share                               Per Share
Basic EPS                                   Loss       Shares       Amount         Income      Shares       Amount
---------                               ------------------------------------     ------------------------------------
Net income (loss) available to
  common shareholders                   $ (12,989)      27,782      $ (0.47)       $ 1,242     27,392          $ 0.05
                                                                 ===========                            =============
Diluted EPS
Effect of dilutive stock options                 -           -                           -        695
                                        ------------------------                 ----------------------
Net income (loss) available to
  common shareholders                   $ (12,989)      27,782      $ (0.47)       $ 1,242     28,087          $ 0.04
                                                                 ===========                            =============






                                          Nine Months Ended March 1, 2003          Nine Months Ended March 2, 2002
                                                                                             (restated)
                                        ------------------------------------     ------------------------------------
                                                                  Per Share                               Per Share
Basic EPS                                   Loss       Shares       Amount          Loss       Shares       Amount
---------                               ------------------------------------     ------------------------------------
Net loss available to common
  shareholders                          $ (29,291)      27,715      $ (1.06)     $ (9,267)     27,263        $ (0.34)
                                                                 ===========                            =============
Diluted EPS
Effect of dilutive stock options                 -           -                           -          -
                                        ------------------------                 ----------------------
Net loss available to common
  shareholders                          $ (29,291)      27,715      $ (1.06)     $ (9,267)     27,263        $ (0.34)
                                                                 ===========                            =============



The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

                                                Three and Nine Months Ended
                                             ----------------------------------
                                              March 1, 2003      March 2, 2002
                                             ---------------    ---------------
Employee stock options                             4,465              3,766
4 1/4% convertible subordinated notes              3,816              3,947
                                             ---------------    ---------------
                                                  8,281              7,713
                                             ===============    ===============

Note 6 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):



                                                 Three Months Ended                      Nine Months Ended
                                        -------------------------------------   -------------------------------------
                                          March 1, 2003       March 2, 2002      March 1, 2003      March 2, 2002
                                        -------------------  ----------------   ----------------  -------------------
                                                               (restated)                              (restated)
Net income (loss)                          $ (12,989)           $ 1,242          $ (29,291)            $ (9,267)
Net unrealized gain (loss) on
 derivative instruments                           (1)                (1)                 12                    -
Foreign currency translation adjustment            21              (152)                126                (169)
Net unrealized gain (loss) on securities          163              (334)                667                  33
                                        -------------------  ----------------   ----------------  -------------------
Total comprehensive income (loss)          $ (12,806)             $ 755          $ (28,486)            $ (9,403)
                                        ===================  ================   ================  ===================



Note 7 - Income Taxes

The effective income tax rate for the interim period is based on estimates of annual amounts of taxable income, tax credits and other factors. The income tax rate for the three months ended March 1, 2003 and March 2, 2002 was 40.1% and 124.6%, respectively. The tax rate for the three months ended March 2, 2002 included a benefit for the effect of the research and development tax credit recognized during this quarter totaling 87.4%.

Note 8 - Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts. In general, the amendments require contracts with comparable characteristics to be accounted for similarly. In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the effects of SFAS No. 149, but do not expect that the adoption of SFAS No. 149 will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51." FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Certain disclosures are effective immediately. We are in the process of assessing the effects of FIN 46, but do not expect its implementation to have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide two additional alternative transition methods if a company voluntarily decides to change its method of accounting for stock-based employee compensation to the fair-value method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 by requiring that companies make quarterly disclosures regarding pro forma effects of using the fair-value method of accounting for stock-based compensation, effective for interim periods beginning after December 15, 2002. We will adopt the disclosure provisions of SFAS No. 148 during the fourth quarter of fiscal 2003.

In December 2002, the EITF published the Consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." The Consensus provides guidance on when and how to allocate revenue from bundled sales transactions. The Consensus is applicable for fiscal years beginning after June 15, 2003. We are currently evaluating the impact of the Consensus on Issue 00-21.

On December 31 2002, we adopted FASB Interpretation No. 45 (FIN 45), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The adoption of FIN 45 did not have a material effect on our financial position or the results of our operations.

In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under SFAS No. 146, liabilities for exit or disposal activities are recognized and measured initially at fair value only when the liability is incurred. This statement is effective for exit costs initiated after December 31, 2002, and will be applied on prospective transactions only.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain lease obligations. We are evaluating the impact of SFAS No. 143, but do not expect the adoption of SFAS No. 143 to have a significant effect on our financial position or the results of our operations.

On June 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have a material effect on our financial position or the results of our operations.

Note 9 - Restructuring and Special Charges

In order to better align our operating expenses with anticipated revenues, we implemented a restructuring plan during June 2001. Pursuant to this plan, we reduced our work force by a total of 419 employees in June and August 2001. An additional 97 employees were terminated in October 2001. This reduction impacted all employee groups. The restructuring plan also included vacating buildings located in California, Massachusetts, Michigan, Minnesota, and Texas. We also recorded a $3.5 million inventory write-down related to discontinuing the manufacturing of certain products, which is reflected in costs of sales. The following table displays the amounts included as restructuring and/or special charges for the three and nine month periods ended March 2, 2002 (in thousands).



                                                               Three Months Ended              Nine Months Ended
                                                                  March 2, 2002                  March 2, 2002
                                                           ----------------------------     -------------------------
Employee severance and other employee expenses                        $ 391                           $4,404
Facility consolidation and lease termination costs                       56                            1,660
Gain on disposal of equipment                                             -                            (308)
Other expenses                                                          208                              870
                                                           ----------------------------     -------------------------
                                                                        655                            6,626
Inventory write-downs (reflected in cost of sales)                     (388)                           3,109
                                                           ----------------------------     -------------------------
Total restructuring and special charges                               $ 267                           $9,735
                                                           ============================     =========================


On October 2, 2002, we announced a plan to relocate the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters in Portland, Oregon. The consolidation of these facilities was completed on December 31, 2002. 37 employees from our Escondido facility accepted relocation offers to our headquarters. The remaining employees were offered a severance package following a sixty-day required notice period. As a result of the closure of the California facility, the discontinuance of certain electronic component manufacturing product lines and other cost reduction steps, headcount declined to approximately 700 employees at the end of the third quarter of fiscal 2003. Included in cost of sales and operating expenses for the three and nine months ended March 1, 2003 is $4.9 million and $22.6 million, respectively, of restructuring and special charges related to these activities and inventory write-downs related to the discontinuance of certain electronic component manufacturing product lines.

In both the current and prior year, all restructuring costs have been included in the line items to which they functionally relate.

Note 10 - Restructuring Accrual

At March 1, 2003, we had $0.7 million remaining in accrued liabilities relating to our restructuring plans implemented in fiscal 2002 and 2003, compared to $1.0 million at June 1, 2002. The following table displays rollforwards of the accruals from June 1, 2002 to March 1, 2003 (in thousands):



                                         Accruals at                                                 Accruals at
                                           June 1,           Charges to             Amounts             March 1,
                                            2002              Accruals               Used                2003
                                        --------------     ----------------     ----------------    -----------------
Lease termination fees and other
 facility consolidation costs              $ 664               $   396           $   (440)                $ 620
Purchase order obligations                 $ 334               $     -           $   (334)                $   -
Employee severance                         $   -               $ 1,538           $ (1,438)                $ 100



Accrued lease termination fees and other facility consolidation costs will be paid through fiscal 2006 and accrued employee severance will be paid through the first quarter of fiscal 2004.

Note 11 - Repurchase of Convertible Subordinated Notes

In December 2001 and January 2002, we sold $150 million aggregate principal amount of 4 1/4% convertible subordinated notes due 2006 in a private offering. In January 2003, our Board of Directors approved the repurchase of up to $50.0 million aggregate principal amount of these notes during calendar 2003. In February 2003, we repurchased $5.0 million principal amount of our outstanding convertible subordinated notes. For the three and nine month periods ended March 1, 2003, we recorded a gain of $0.2 million related to this repurchase, which is reflected as other income on our consolidated condensed statements of operations.

Note 12 - Legal Matters

Between March 26, 2003 and May 20, 2003, three putative class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender, James T. Dooley, and Joseph L. Reinhart, who are current and/or former officers and directors of ESI. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs' consolidated class action complaint is due to be filed 45 days following the filing of our restated financial statements referred to below. In March 2003, our Audit Committee commenced an investigation into certain accounting matters. As a result of the investigation, which was completed on July 11, 2003, we have restated our financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002. The restated financial statements are set forth in our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A for the corresponding periods, filed August 11, 2003. The consolidated class action complaint had not been filed and discovery had not yet commenced when this report was filed, and we were in the early stages of our assessment of the possible outcomes of this litigation. We expect, however, that the litigation will be costly and will to some degree divert management's attention from daily operations.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County. The named defendants include certain current and/or former officers and directors of ESI. ESI is named as a "nominal defendant." Lead plaintiffs and lead counsel for plaintiffs have been appointed. The parties have stipulated that the plaintiffs will file a consolidated complaint within 45 days of the filing of our restated financial statements referred to above. The existing complaints allege that certain defendants breached fiduciary duties to ESI and were unjustly enriched. The complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock. As filed, the complaints are derivative in nature and do not seek monetary damages from, or the imposition of equitable remedies on, ESI. We have entered into indemnification agreements in the ordinary course of business with our officers and directors and may be obligated throughout this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the indemnification agreements and applicable Oregon law. The special litigation committee of our board of directors, with the assistance of independent legal counsel, is conducting an investigation relating to the allegations asserted in the complaints.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL). The lawsuit alleges that our CorrectPlace ver. 5.0 product infringes United States Patent 5,371,690, which is owned by Cognex. The patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys' fees. We filed a motion for summary judgment of non-infringement on October 8, 2002, which remains pending. Cognex filed motions for summary judgment on the issues of unenforceability and mismarking on October 8, 2002. The court denied Cognex's motion on the issue of unenforceability on April 25, 2003.

The motion on the issue of mismarking remains pending. We believe we have meritorious defenses to the action and intend to pursue them vigorously. Fact discovery is completed in the lawsuit. Additionally, certain of our customers have notified us that, in the event it is subsequently determined that their use of CorrectPlace ver. 5.0 infringes any patent, they may seek indemnification from us for damages or expenses resulting from this matter.

In addition to the legal matters previously discussed, in the ordinary course of business, we are involved in various other legal matters and investigations. Total amounts included in accrued expenses related to all of our legal activities, which represent estimated awards and assessments as well as unpaid legal services incurred through March 1, 2003, was approximately $1.2 million. In the opinion of management, amounts accrued for awards or assessments in connection with these matters, which specifically excludes the class action lawsuits and related derivative complaints noted above, are management's best estimate and ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flow. We can not reliably estimate the costs related to the class action lawsuits and related derivative complaints at this time.

Note 13 - Subsequent Event - Legal Matters

See Note 12 for a discussion of changes to our legal matters subsequent to March 1, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high technology manufacturing equipment to the global electronics market. Our customers are primarily manufacturers of semiconductors, passive electronic components and electronic interconnect devices. Our equipment enables these manufacturers to reduce production costs, increase yields and improve the quality of their products. The components and devices manufactured by our customers are used in a wide variety of end-use products in the computer, communications and automotive industries.

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

Fiscal 2003 Results

For certain information about our results of operations for the three months and fiscal year ended May 31, 2003 and our financial condition at that date, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2003.

Results of Operations

Net sales decreased $4.6 million to $31.6 million for the quarter ended March 1, 2003 (the third quarter of fiscal 2003) from $36.2 million for the quarter ended March 2, 2002 (the third quarter of fiscal 2002). Net sales decreased $8.1 million to $114.4 million for the nine months ended March 1, 2003 from $122.5 million for the nine months ended March 2, 2002.

The decrease in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 is a result of decreases in sales in all of our product lines with the exception of the Advanced Electronic Packaging Systems product group. While this market continues to be very competitive, we were successful in winning sales at key customers. The largest sales decrease was in our Electronic Component Systems product group. This market remains over-sold with significant unused capacity. Semiconductor yield improvement systems comprised the largest percentage of sales for the quarter at 37.9% of total sales versus 37.5% in the third quarter of the prior year.

In addition to the above factors, the decrease in the nine months ended March 1, 2003 compared to the nine months ended March 2, 2002 is due to continued pricing pressure in all of our markets, which resulted from continued softness in overall electronics demand and pressure on our customers' earnings.

Certain information regarding our net sales by product line is as follows (net sales in thousands):



                                                     Three Months Ended                   Three Months Ended
                                                        March 1, 2003                       March 2, 2002
                                               --------------------------------     -------------------------------
                                                                                              (restated)
                                                                 Percent of                         Percent of
                                                  Net Sales    Total Net Sales        Net Sales    Total Net Sales
                                                  ---------    ---------------        ---------    ---------------
Semiconductor Yield Improvement Systems            $ 11,989         37.9%            $ 13,584           37.5%
Electronic Component Manufacturing Systems            6,544         20.7               10,569           29.1
Advanced Electronic Packaging Systems                 6,293         19.9                2,999            8.3

Vision and Inspection Systems                         3,229         10.2                3,705           10.2
Circuit Fine Tuning Systems                           3,576         11.3                5,387           14.9
                                                   --------        ------            --------          ------
                                                   $ 31,631        100.0%            $ 36,244          100.0%
                                                   --------        ------            ========          ======





                                                      Nine Months Ended                   Nine Months Ended
                                                        March 1, 2003                       March 2, 2002
                                               --------------------------------     -------------------------------
                                                                                              (restated)
                                                                 Percent of                         Percent of
                                                 Net Sales    Total Net Sales        Net Sales    Total Net Sales
                                                 ---------    ---------------        ---------    ---------------
Semiconductor Yield Improvement Systems           $ 47,015          41.1%             $50,974           41.6%
Electronic Component Manufacturing Systems          22,255          19.5               32,653           26.7
Advanced Electronic Packaging Systems               19,267          16.8               11,626            9.5
Vision and Inspection Systems                        9,378           8.2                8,780            7.2
Circuit Fine Tuning Systems                         16,492          14.4               18,437           15.0
                                                 ---------         ------            --------          ------
                                                 $ 114,407         100.0%            $122,470          100.0%
                                                 ---------         ------            ========          ======


On October 2, 2002, we announced a plan to relocate the manufacturing of our Electronic Component Systems product line from Escondido, California to our headquarters in Portland, Oregon. The consolidation of these facilities was completed on December 31, 2002. Thirty-seven employees from our Escondido facility accepted relocation offers to our headquarters. The remaining employees were offered a severance package following a sixty-day required notice period. As a result of the closure of the California facility, the discontinuance of certain electronic component manufacturing product lines and other cost reduction steps, headcount declined to approximately 700 employees at the end of the third quarter of fiscal 2003. Included in cost of sales and operating expenses for the three and nine months ended March 1, 2003 is $4.9 million and $22.6 million, respectively, of restructuring and special charges related to these activities and inventory write-downs related to the discontinuance of certain electronic component manufacturing product lines.

The amount of restructuring and special charges included in costs of sales for the three and nine months ended March 1, 2003 was $2.0 million and $15.9 million, respectively. For the nine month period, these charges included $6.8 million in inventory write-downs for excess and obsolete inventory, $2.5 million of write-offs related to open purchase order commitments, $4.1 million in inventory write-downs related to the discontinuance of certain electronic component manufacturing product lines, $1.8 million in inventory write-downs and long term asset impairments related to the discontinuance of certain other product lines, $0.6 million in employee severance and other employee related expenses and $0.3 million in other facilities consolidation costs, offset by a $0.2 million gain on the disposal of equipment.

Gross margin decreased $17.3 million to $(0.5) million for the third quarter of fiscal 2003 from $16.7 million (46.1% of net sales) for the third quarter of fiscal 2002. Gross margin decreased $37.9 million to $18.3 million (16.0% of net sales) for the nine month period ended March 1, 2003 from $56.2 million (45.9% of net sales) for the comparable period of the prior fiscal year. As discussed above, included in costs of sales for the three and nine month periods ended March 1, 2003 were restructuring and special charges totaling $2.0 million and $15.9 million, respectively. In comparison, the gross margin for three and nine month periods ended March 2, 2002 included a gain of $0.4 million and a charge of $3.1 million, respectively, for such charges, net. In addition to these charges, the primary reasons for the decreases in our gross margins are low utilization of our factory capacity, changes in our product mix and downward pricing pressures.

Selling, service and administrative expenses were $16.1 million (51.0% of net sales) and $47.3 million (41.3% of net sales), respectively, for the three and nine month periods ended March 1, 2003 compared to $14.5 million (39.9% of net sales) and $51.7 million (42.2% of net sales), respectively, for the comparable periods of fiscal 2002. As a result of the Escondido consolidation and other restructuring steps discussed above, included in selling, service and administrative expenses for the three and nine month periods ended March 1, 2003 were $2.6 million and $5.6 million, respectively, of restructuring and/or special charges. As a result of the restructuring plan we implemented in June 2001 as discussed in Note 9, included in selling, service and administrative expenses for the three and nine month periods ended March 2, 2002, were restructuring and special charges totaling $0.5 million and $5.3 million, respectively. Increases in selling, service and administrative expenses in the fiscal 2003 periods due to these charges were offset in part by a reduction in force and other cost reduction efforts compared to prior year levels. Selling, service and administrative expense is expected to increase significantly in the fourth quarter of fiscal 2003 as a result of professional fees incurred in connection with the internal investigation of certain accounting matters, defending the shareholder and derivative suits described in Part II, Item 1, "Legal Proceedings," and complying with the Sarbanes-Oxley Act of 2002. We expect to continue to incur additional expenses in fiscal 2004 in connection with defending the shareholder and derivative suits and complying with the Sarbanes-Oxley Act. We also expect to pay increased premiums for our directors' and officers' liability insurance in fiscal 2004.

Future operating results are highly dependent on our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage we continue to make investments in our research and development efforts. Research, development and engineering expenses were $5.7 million (18.0% of net sales) and $20.6 million (18.0% of net sales), respectively, for the three and nine month periods ended March 1, 2003 compared to $7.8 million (21.4% of net sales) and $29.3 million (23.9% of net sales) for the comparable periods in the prior fiscal year. As a result of the Escondido consolidation and other restructuring steps discussed above, included in research, development and engineering expenses for the three and nine month periods ended March 1, 2003 were restructuring and special charges totaling $0.3 million and $1.2 million, respectively. As a result of the restructuring plan we implemented in June 2001 as discussed in Note 9, included in research, development and engineering expenses for the three and nine month periods ended March 2, 2002, were restructuring and special charges totaling $0.1 million and $1.3 million, respectively. Increases in research, development and engineering expenses due to these charges were more than offset by reductions due to the relocation of our Electronic Component Systems group to our headquarters in Portland, Oregon from Escondido, California. Research and development spending often fluctuates from quarter to quarter as engineering projects move through their life cycles. We continue to invest in a significant number of development and engineering projects that we see as important to our future.

Interest income was $2.7 million and $8.5 million, respectively, for the three and nine month periods ended March 2, 2003 compared to $2.1 million and $5.7 million, respectively, for the comparable periods of fiscal 2002. The increases in the fiscal 2003 periods compared to the fiscal 2002 periods are due to an increase in our investment balances as a result of our sale of $150 million aggregate principal amount of 4 1/4% convertible subordinated notes due 2006 (the "Convertible Notes") in December 2001 and January 2002.

Interest expense was $1.8 million and $5.6 million, respectively, for the three and nine month periods ended March 1, 2003 compared to $1.6 million for both of the comparable periods of the prior fiscal year. These increases are primarily due to the sale in December 2001 and January 2002 of $150 million aggregate principal amount of Convertible Notes. Quarterly interest related to the Convertible Notes, after the $5.0 million principal amount repurchase in the third quarter of fiscal 2003, totals $1.5 million plus $0.2 million for the accretion of underwriting discounts.

Net other loss of $0.2 million in the three months ended March 1, 2003 includes a $0.4 million loss on securities, offset in part by a $0.2 million gain related to the repurchase of $5.0 million principal amount of Convertible Notes described above. The $41,000 of other income in the nine month period ended March 1, 2003 includes a gain of $0.6 million related to legal settlements and a $0.2 million gain related to the repurchase of $5.0 million principal amount of Convertible Notes, offset by a net $0.5 million loss on the sale of securities and $0.2 million of bank charges.

The income tax rate for the nine months ended March 1, 2003 was 37.2% compared to 55.5% for the comparable period of fiscal 2002. The rate in fiscal 2002 includes the effects of a $4.6 million tax credit due to a re-evaluation of our application of the research and development tax credit for the years 1996 through 2001.

Net loss was $13.0 million, or $0.47 per diluted share, and $29.3 million, or $1.06 per diluted share, respectively, for the three and nine month periods ended March 1, 2003 compared to net income of $1.2 million, or $0.04 per diluted share, and a net loss of $9.3 million, or $0.34 per diluted share, in the comparable periods of fiscal 2002.

Liquidity and Capital Resources

At March 1, 2003, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities of $285.5 million and accounts receivable of $50.4 million. At March 1, 2003, we had a current ratio of 11.4:1 and with a long-term debt carrying value of $141.7 million. Working capital increased to $361.7 million at March 1, 2003 compared to $341.5 million at June 1, 2002.

Trade receivables decreased $5.4 million to $50.4 million at March 1, 2003 from $55.8 million at June 1, 2002 due lower sales and fewer sales with extended terms.

Income tax refunds receivable increased $12.6 million to $27.0 million at March 1, 2003 from $14.4 million at June 1, 2002 due to the availability of tax benefits related to the carry-back of our fiscal 2003 net losses.

Inventory decreased $21.6 million to $42.3 million at March 1, 2003 from $63.9 million at June 1, 2002. Inventories were written down by a total of $11.9 million in the nine months ended March 1, 2003 for excess, obsolescence and discontinued product lines. In addition, we transferred $5.2 million of inventory to shipped systems pending acceptance during the nine months ended March 1, 2003.

Purchases of property, plant and equipment of $8.0 million in the first nine months of fiscal 2003 were primarily for the continued construction and completion of our new corporate headquarters in Portland, Oregon.

At March 1, 2003 we had $141.7 million recorded on our balance sheet related to the Convertible Notes. During the third quarter of fiscal 2003, we repurchased $5.0 million principal amount of the Convertible Notes. The difference between the remaining $145.0 million face value and the $141.7 million balance at March 1, 2003 relates to underwriting discounts, which originally totaled $4.5 million and are being amortized as additional interest expense over the life of the Convertible Notes at a rate of $0.2 million per quarter.

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

The current economic downturn has resulted in a reduction in demand for our products and significant reductions in our profitability and net sales. We had a net loss of $29.3 million during the nine months ended March 1, 2003 on net sales of $114.4 million and a net loss of $17.8 million for the year ended June 1, 2002. We cannot assure you that demand for our products will increase. If demand for our product does increase, there may be significant fluctuations in our profitability and net sales.

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

Pending or future litigation could have a material adverse impact on our operating results and financial condition.

In addition to intellectual property litigation, we have been, from time to time, subject to legal proceedings and claims, including a putative securities class action lawsuit and other securities-related litigation. See Part II, Item 1, "Legal Proceedings."

Where we can make a reasonable estimate of the liability relating to pending litigation, we record a liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. Because of uncertainties relating to litigation, however, the amount of our estimates could be wrong. Moreover, plaintiffs may not specify an amount of damages sought. In addition to the direct costs of litigation and the use of cash, pending or future litigation could divert management's attention and resources from the operation of our business. Accordingly, our operating results and financial condition could suffer.

We face risks relating to a pending SEC inquiry and the results of our internal investigation of accounting matters.

On March 20, 2003, we contacted the SEC in connection with our issuance of a press release announcing the need to restate our financial results for the quarters ended August 31, 2002 and November 30, 2002. In March 2003, the audit committee of our board of directors, with the assistance of outside legal counsel and independent forensic accountants, commenced an internal investigation of certain accounting matters. The investigation involved the review of (1) the circumstances surrounding the reversal of an accrual for employee benefits, (2) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (3) certain other areas where potential accounting errors could have occurred, including revenue recognition. As a result of the investigation, we determined that our unaudited consolidated condensed financial statements for the three months ended August 31, 2002 and November 30, 2002, and our audited consolidated financial statements for the year ended June 1, 2002 required restatement. We will continue to cooperate with any government investigation into the matters addressed by the internal investigation. Depending on the scope, timing and result of any governmental investigation, management's attention and our resources could be diverted from operations, which could adversely affect our operating results and contribute to future stock price volatility. Governmental investigations also could lead to further restatement of our prior period financial statements or require that we take other actions not currently contemplated.

Our management is implementing what it believes to be improvements in our internal and disclosure controls and procedures. See Item 4. Controls and Procedures. Nonetheless, future accounting restatements could occur because these controls and procedures prove to be ineffective or for other reasons. During the pendency of its internal investigation, our audit committee was in contact with attorneys in the SEC's Enforcement Division and kept them informed of the progress of the investigation. Our audit committee completed its investigation and delivered a final report to the SEC on August 1, 2003. After its review of the final report, the SEC could commence a formal investigation into the accounting matters. Such an investigation would result in a diversion of management's attention and resources which could negatively impact our operating results and may contribute to current and future stock price volatility. Moreover, an SEC investigation could lead to further restatement of our prior period financial statements or require that we take other actions not currently contemplated. Our management is implementing a more effective system of internal controls, however, there can be no assurance that these efforts will be adequate to prevent future restatements.

In addition to a potential SEC investigation, the restatement of our previously issued financial statements may lead to new litigation, may expand the claims and the class periods in pending litigation, and may increase the cost of defending or resolving current litigation.

Our operating results could suffer as we have recently experienced significant changes in our senior management and plan to add new members to our management team.

Several members of our senior management have only joined ESI as employees in the last few months and we intend to continue to add new members to our senior management team. Changes in management may be disruptive to our business and negatively impact our operating results and may result in the departure of existing employees or customers. Further, it could take an extended period of time to locate, retain and integrate qualified management personnel.

Our recent capacity expansion may not be utilized successfully or effectively, which could negatively affect our business.

In November 2002, we completed construction of a 62,000 square foot corporate headquarters building in Portland, Oregon. The project was funded with existing capital resources and internally generated funds. Our capacity expansion involves risks. For example, the electronics industry has historically been cyclical and subject to significant economic downturns characterized by over-capacity and diminished demand for products of the type manufactured by us. In fiscal 2002 and 2003 we adopted restructuring plans that involved the closure of several of our manufacturing facilities in response to the current economic downturn. Unfavorable economic conditions affecting the electronics industry in general, or any of our major customers, may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner, which could adversely affect our operating results.

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

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. For example, in February 2001, Cognex Corporation filed a lawsuit against us claiming we infringed a patent owned by it. Competitors or others may assert infringement claims against our customers or us in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur. Total amounts included in accrued expenses related to all of our legal activities, which represent estimated awards and assessments as well as unpaid legal services incurred through March 1, 2003, was approximately $1.2 million.

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

In addition, our ability to address normal business transaction issues internationally is at risk due to outbreaks of serious contagious diseases. For example, in response to the recent Severe Acute Respiratory Syndrome outbreak in Asia, management limited travel to Asia in accordance with the World Health Organization's recommendations.

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

Possibilities of terrorist attacks have increased uncertainties for our business.

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

Our inability to attract and retain sufficient numbers of managerial, financial, engineering and other technical personnel could have a material adverse effect upon our results of operations.

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. The loss of key personnel could have a material adverse effect on our business or results of operations. In April 2003, Barry L. Harmon became President and Chief Executive Officer of ESI with the understanding that he will serve in that capacity until a permanent successor is hired. Recently, The Board of Directors decided to commence a search in the fall for a new Chief Executive Officer to succeed Mr. Harmon. In addition, there are several key positions open in our finance department. We are in the process of recruiting highly skilled accounting and financial reporting personnel to fill these finance positions. It could take longer than anticipated, however, to hire and train the appropriately qualified professionals. Moreover, we cannot be certain that the employees hired to fulfill these duties will perform at the level necessary to ensure that our internal controls are not compromised. It may also take longer than anticipated to hire a new Chief Executive Officer. In addition, we may not be able to retain our key managerial, financial, engineering and technical employees. Our growth may be affected by our ability to hire new managerial personnel, highly skilled and qualified technical personnel, and personnel that can implement and monitor our financial controls and reporting systems. Attracting and retaining qualified personnel is difficult, and our recruiting efforts to attract and retain these personnel may not be successful.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 1, 2003, our investment portfolio included marketable debt securities of $271.3 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholders' equity. Due to the short duration of our investment portfolio, generally less than one year, an immediate 10% increase in interest rates would not have a material effect on our financial condition or the results of our operations. Our $145 million aggregate principal amount of 4 1/4% convertible subordinated notes due 2006 is at a fixed interest rate. Therefore, there is no associated volatility.

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

Item. 4.  Controls and Procedures

Immediately following the signature page of this quarterly report are certifications of our President and Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This portion of our quarterly report on Form 10-Q is our disclosure of the results of our controls evaluation conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and within 90 days prior to the filing of this quarterly report referred to in paragraphs (4), (5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

While we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, are in the process of implementing a more effective system of disclosure controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported. The steps that we have taken to ensure that all material information about our company is accurately disclosed in this report include:

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Between March 26, 2003 and May 20, 2003, three putative class action lawsuits were filed in the United States District Court for the District of Oregon against the Company and David F. Bolender, James T. Dooley, and Joseph L. Reinhart, who are current and/or former officers and directors of ESI. The complaints were filed on behalf of a purported class of persons who purchased ESI's common stock between September 17, 2002 and at the latest April 15, 2003. The complaints assert causes of action (and seek unspecified damages) for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act. In particular, the complaints allege that the defendants were involved in making false and misleading statements during the putative class period about ESI's business, prospects, and operations, all of which resulted in artificially inflating ESI's stock price. The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs' consolidated class action complaint is due to be filed 45 days following the filing of our restated financial statements referred to below. In March 2003, our Audit Committee commenced an investigation into certain accounting matters. As a result of the investigation, which was completed on July 11, 2003, we have restated our financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002. The restated financial statements are set forth in our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A for the corresponding periods, filed August 11, 2003. The consolidated class action complaint had not been filed and discovery had not yet commenced when this report was filed, and we were in the early stages of our assessment of the possible outcomes of this litigation. We expect, however, that the litigation will be costly and will to some degree divert management's attention from daily operations.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County. The named defendants include certain current and/or former officers and directors of ESI. ESI is named as a "nominal defendant." The complaints have been consolidated under the name In Re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV. Lead plaintiffs and lead counsel for plaintiffs have been appointed. The parties have stipulated that the plaintiffs will file a consolidated complaint within 45 days of the filing of our restated financial statements referred to above. The existing complaints allege that certain defendants breached fiduciary duties to ESI and were unjustly enriched. The complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock. As filed, the complaints are derivative in nature and do not seek monetary damages from, or the imposition of equitable remedies on, ESI. We have entered into indemnification agreements in the ordinary course of business with our officers and directors and may be obligated throughout this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the indemnification agreements and applicable Oregon law. The special litigation committee of our board of directors, with the assistance of independent legal counsel, is conducting an investigation relating to the allegations asserted in the complaints.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL). The lawsuit alleges that our CorrectPlace ver. 5.0 product infringes United States Patent 5,371,690, which is owned by Cognex. The patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys' fees. We filed a motion for summary judgment of non-infringement on October 8, 2002, which remains pending. Cognex filed motions for summary judgment on the issues of unenforceability and mismarking on October 8, 2002. The court denied Cognex's motion on the issue of unenforceability on April 25, 2003. The motion on the issue of mismarking remains pending. We believe we have meritorious defenses to the action and intend to pursue them vigorously. Fact discovery is completed in the lawsuit. Additionally, certain of our customers have notified us that, in the event it is subsequently determined that their use of CorrectPlace ver. 5.0 infringes any patent, they may seek indemnification from us for damages or expenses resulting from this matter.

Item 5.  Other Information

Changes in Management and Board of Directors
On April 15, 2003, James T. Dooley, our President and Chief Executive
Officer, was placed on administrative leave of absence pending the results of a review of our financial statements for the first two quarters of fiscal 2003. Mr. Dooley remained on our Board of Directors at this time. During Mr. Dooley's leave of absence, Mr. Barry L. Harmon, who was, at the time of Mr. Dooley's being placed on leave, a member of our Board of Directors and our Audit Committee, served as our President and Chief Executive Officer. On June 9, 2003, Mr. Dooley was terminated and resigned from our board of directors. Mr. Harmon continues to serve as our Chief Executive Officer.

In addition, also on April 15, 2003, Mr. Larry L. Hansen, a member of our Board of Directors and our Compensation and Governance and Nominating Committees, became a member of our Audit Committee and Mr. Jon D. Tompkins was named Chairman of the Board of Directors, succeeding Mr. David F. Bolender, who remains a director of ESI.

On May 5, 2003, we hired J. Michael Dodson to be our Vice President of Administration and Chief Financial Officer. Mr. Dodson replaced Richard Okumoto who resigned. Mr. Okumoto was hired by ESI in February 2003.

Mr. Richard J. Faubert and Mr. Frederick Ball were elected to our Board of Directors on June 3, 2003 and July 17, 2003, respectively.

Restatements
In March 2003 our Audit Committee commenced an internal investigation of certain accounting matters. The investigation involved the review of (1) the circumstances surrounding the reversal of an accrual for employee benefits, (2) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (3) certain other areas where potential accounting errors could have occurred, including revenue recognition. As a result of the investigation, we determined that the unaudited consolidated condensed financial statements for the three months ended August 31, 2002 and November 30, 2002, and the audited consolidated financial statements for the year ended June 1, 2002 (and the quarters contained therein) required restatement.

These restated financial statements are included in our amended quarterly reports on Form 10-Q/A for the fiscal quarters ended August 31, 2002 and November 30, 2002 and our amended annual report on Form 10-K/A for the fiscal year ended June 1, 2002, each of which was filed on August 11, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         This list is intended to constitute the exhibit index.

10.1 Agreement and Release of All Claims by and between Electro Scientific Industries, Inc. and Mr. Robert E. Belter dated September 19, 2001.
10.2 Separation Agreement by and between Electro Scientific Industries, Inc. and Mr. Kevin Longe dated September 12, 2002.
10.3     Separation Agreement by and between Electro Scientific
         Industries, Inc. and Mr. Brad Cooley dated February 24, 2003.
10.4     Separation Agreement by and between Electro Scientific
         Industries, Inc. and Mr. Gary Kapral dated June 11, 2003.
10.5 Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Bob Chamberlain dated January 16, 2003.
10.6 Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Jack Isselmann dated January 16, 2003.
10.7 Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Joe Reinhart dated January 16, 2003.
10.8 Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Ed Swenson dated January 16, 2003.
10.9 Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Keith Taft dated January 16, 2003.
10.10    Employment Agreement by and between Electro Scientific
         Industries, Inc. and Mr. Mike Dodson dated May 5, 2003.
99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K
         The following reports on Form 8-K were filed during the quarter ended March 1, 2003:

     -- Dated and filed December 16, 2002 pursuant to Item 5., "Other Events," regarding the appointment of James T. Dooley as President and Chief Executive Officer of the Company;
     -- Dated January 16, 2003 and filed January 22, 2003 pursuant to Item 5., "Other Events," regarding the approval by the Board of Directors for the Company to repurchase up to $50.0 million aggregate principal amount of the Company's 4 1/4% Convertible Subordinated Notes during 2003;
     -- Dated and filed February 18, 2003 pursuant to Item 5., "Other Events," regarding the Company's revenue expectations for its third fiscal quarter ending March 1, 2003; and
     -- Dated and filed February 18, 2003 pursuant to Item 5., "Other Events," regarding the appointment of Richard Okumoto as Vice President of Administration and Chief Financial Officer of the Company.

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003

/s/ Barry L. Harmon
-----------------------
Barry L. Harmon
President and Chief Executive Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003

/s/ J. Michael Dodson
---------------------------
J. Michael Dodson
Vice President of Administration and
Chief Financial Officer