Form 10-K
period 2003-05-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2003-08-27
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

_________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: May 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-12853

ELECTRO SCIENTIFIC INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0370304 (I.R.S. Employer Identification No.)

13900 N.W. Science Park Drive, Portland, Oregon (Address of principal executive offices)	97229 (Zip Code)

Registrant’s telephone number, including area code: 503-641-4141

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value
Preferred Stock Purchase Rights

_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ X ]    No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($24.37) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (November 29, 2002), was $407,373,234.

The number of shares outstanding of the Registrant’s Common Stock as of August 22, 2003 was 27,863,456 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

1

PART I

Item 1.  Business

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption “Factors That May Affect Future Results” included within “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.esi.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting Investor Relations at (503) 641-4141.

Fiscal Year

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, fiscal 2003 ended on May 31, 2003, fiscal 2002 ended on June 1, 2002 and fiscal 2001 ended on June 2, 2001 and each fiscal year contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

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

We believe we are the leading supplier of advanced laser systems used to improve the production yield of semiconductor devices; high-speed test and termination equipment used in the high-volume production of multi-layer ceramic passives (MLCPs) and other passive electronic components; and advanced laser systems used to fine tune electronic components and circuitry. Additionally, we produce a series of laser drilling systems for production of high-density interconnect (HDI) circuit boards and advanced semiconductor packaging, as well as passive component inspection systems and original equipment manufacturer (OEM) machine vision products.

Electronics Industry Overview

The electronic content of common items such as computers, communication products, consumer products and automobiles continues to increase. For example, markets for consumer-oriented electronic products such as wireless telephones, computers, personal digital assistants, pagers, digital cameras and home entertainment devices have developed rapidly as increasingly affordable products have been introduced that are smaller, lighter and more portable. In addition, automobile manufacturers now routinely include electronic ignition and fuel injection, anti-lock brakes, navigation systems and other electronic safety and sensor systems in place of components that in the past were predominantly mechanical or hydraulic.

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

The highly competitive consumer markets for electronic products drive the need for lower cost devices and components. Electronic devices and components are produced in large unit volumes and their production and testing is highly automated, utilizing a variety of manufacturing equipment. Manufacturers continuously seek to achieve reduced costs by improving the throughput, yield and quality of device and component production. These manufacturers are also developing new materials to improve performance and reduce costs of their devices. This puts additional challenges on the equipment suppliers to innovate new manufacturing process solutions and equipment.

For example, semiconductor device manufacturers are continuing a transition from the use of 200mm and smaller silicon wafers to 300mm wafers. This enables manufacturers to fit significantly more electronic devices on a single silicon wafer. In addition, decreasing circuit densities enables more devices to be produced on a silicon wafer by reducing the size of each device on the wafer. The use of larger wafers and the design of smaller devices increase the effective throughput and capacity of semiconductor manufacturing facilities, or fabs. Increasing circuit densities, as the result of shrinking line widths and faster operating speeds, requires the use of newer materials, such as copper, to create these miniaturized electronic circuits.

To improve production yield, or the number of acceptable devices produced per silicon wafer, device manufacturers are utilizing advanced yield improvement systems, such as laser memory repair, in the manufacture of memory devices such as Dynamic Random Access Memory, or DRAM, and non-memory devices such as logic with embedded memory, digital signal processors (DSPs) and high-end electronic game chips.

As semiconductor manufacturers move toward higher densities and more complex architectures, machine vision has also emerged as a critical technology. By allowing manufacturers to achieve greater precision, increased equipment speed and fewer errors, machine vision is enabling technology in the semiconductor manufacturing process, from wafer production through final assembly and packaging.

Variations of these advanced technologies and manufacturing processes that are routinely used in the semiconductor fabs are increasingly being employed in the production of passive components, HDI circuit boards and advanced semiconductor packages. An example is the use of machine vision in passive component inspection. As the device sizes are becoming ever smaller and the critical dimensions of the electrical contacts become more precise, machine vision, incorporated with high speed handling and real-time software, allow for over 50,000 parts per hour inspection of MLCPs. The previous technique utilized human inspection at a much slower rate with poorer inspection results.

In the case of HDI circuit boards, consumers’ desire for faster, lighter, longer battery-lived and ultimately less expensive products drives consumer product manufacturers, such as cell phone producers, to design products in which the discrete circuits are closer together. The same increased density concept used in semiconductor manufacturing is also pursued in printed circuit board production.

Our Solution

We believe our products address the needs of electronic component manufacturers by providing them with a high return on their investment due to measurable production benefits, including improved yield, increased throughput, higher performance, smaller component size, greater reliability and enhanced flexibility. Our production systems are often designed to be upgraded to accommodate the next generation of technology, providing customers the flexibility to add capacity or improve product performance at a reasonable incremental cost.

Our technology strengths include a deep understanding of the interaction of lasers with materials used in electronic production, high-speed optics, advanced real-time software systems, small parts handling systems, and multiple elements of machine vision, including lighting, character and pattern recognition and software algorithms. We combine this core technology expertise in unique and innovative ways with a thorough understanding of our customers’ processes and objectives to develop new and improved products.

Our customers manufacture semiconductors, passive components and electronic interconnect devices. They, in turn, serve a wide range of electronic applications. The largest end-market applications for electronic devices and circuits that are produced using our systems are:

  Computers;
  Telecommunications;
  Consumer electronics; and
  Automotive electronics.

Our Strategy

Focus on businesses where we are a market leader.
We intend to expand the application of our existing technologies to grow our overall market opportunity in those product markets in which we currently maintain a leadership position. We also intend to maintain our market leadership by developing new products that have higher performance, greater throughput and enhanced reliability, thereby lowering the effective cost of ownership to our customers.

Develop new high-value businesses.
We plan to utilize our core competencies in technology innovation, multiple technology integration and customer collaboration to develop innovative solutions that will enable us to grow into attractive new markets. Our advanced electronic interconnect equipment is an example of a new business developed from these resources.

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
We are focused on improving the yield, throughput and productivity of our customers by utilizing our technology, global infrastructure, customer service and ability to integrate multiple technologies. We work with our market leading customers to whom we supply equipment and have created high-level and multi-disciplinary management and employee teams to define and produce the next generation manufacturing systems. This interaction requires confidential interaction between the customer and us sharing technology, product and production roadmaps, often looking out over a three to five year period.

Expand our business through partnering and, potentially, acquisitions.
We intend to seek opportunities to strengthen our market position, geographic presence, technology base and expand our available market through partnering relationships and selective acquisitions. In the course of the last 10 years, we have completed eight acquisitions and numerous partnering arrangements, gaining access to markets, products and technology.

Our Products

We operate within one segment, high technology manufacturing equipment, which is comprised of three product groups: the semiconductor group, the passive components group and the electronic interconnect group. Net sales, as a percentage of total sales, by group were as follows:

	2003		2002		2001
Semiconductor	$64,266	47.0%	$80,929	49.7%	$176,105	37.3%
Passive components	47,670	34.8	67,510	41.4	256,570	54.4
Electronic interconnect	24,949	18.2	14,446	8.9	39,178	8.3

	$136,885	100.0%	$162,885	100.0%	$471,853	100.0%

5

Semiconductor Group

Semiconductor Yield Improvement Systems
Our yield improvement product line is designed to cost-effectively meet the production challenges faced by semiconductor manufacturers, including shrinking circuit sizes, material changes and increased wafer sizes. As circuit densities in semiconductor memory devices such as DRAM have increased, manufacturers have built redundant cells into their memory designs and connected them with small electrical links on the device surface. During the manufacturing process, wafers with millions of individual memory devices are tested, identifying defective cells. Our laser systems are then used to cut links to disconnect the defective portions and to replace the redundant cells.

  Our 9200 and 9300 Series systems address the yield improvement needs of semiconductor manufacturers that utilize 200mm wafers.
  Our 9800 Series systems are designed specifically for the 300mm wafer market. This series can be installed to initially process 200mm wafers as a transition tool and can later be converted to 300mm wafer processing.

OEM Vision Systems
Our vision products include machine vision subsystems sold to original equipment manufacturers (OEMs) who incorporate our subsystems into equipment for the manufacturer of electronic products. In addition to the sale of our products to third-party equipment manufacturers, our machine vision subsystems are a key component used in our systems.

In the OEM vision marketplace, we have concentrated our efforts on selling vision solutions and integration expertise to suppliers of semiconductor and electronics equipment.

Our machine vision systems are generally customer-specific solutions used to perform or assist alignment, identification, part placement, die and wire bonding and other functions.

Thin Film Trimming
During fiscal 2003 we introduced and began shipment of the Model 2100 thin-film-on-silicon (TFOS) trimming system. This system has been developed for analog, mixed and sensor integrated circuit manufacturers. The system offers semiconductor manufacturers full automation with prober and tester independence. The system is available with our patented 1.3 micron wavelength trimming process which enables the highest output available.

Passive Components Group

We design and manufacture products that combine high-speed, small parts handling technology with real-time control systems to provide highly automated, cost-effective solutions for manufacturers of MLCPs and other passive components such as capacitor arrays, inductors, resistors and varistors. These components, produced in quantities of hundreds of billions of units per year, process analog, digital and high frequency signals in nearly all-electronic products.

  Multilayer Ceramic Test Systems: These products employ high-speed handling and positioning techniques to precisely load, test and sort MLCPs based on their electrical energy storage capacity, or capacitance, and their electrical energy leakage, or dissipation factor.

  Termination Systems: These products apply a conductive material to the ends of ceramic capacitors permitting connection of the device in a circuit on a high-density Printed Wiring Board (PWB).
  Visual Inspection Systems: These products perform six-sided automated inspection of MLCPs and arrays for dimensional criteria and defects.
  Consumable Products: We also produce consumables, such as carrier plates and termination belts, both of which are used to hold MLCPs in the manufacturing process.
  Circuit Fine Tuning Systems: We design and manufacture application-specific laser systems that adjust the electrical performance of a circuit or electronic assembly containing many circuits by removing a precise amount of material from one or more components in the circuit.

Historically, our circuit fine tuning activities have served as an incubator for new product lines, including our semiconductor yield improvement and electronic interconnect products. We have also used our expertise in precise laser machining/trimming to develop new technologies, manufacturing processes and techniques and products that expand our applications and markets. Two developing applications for which we are evaluating the technical, market and commercial potential are in the fields of micro-machining and embedded passive trimming.

Electronic Interconnect Group

Our laser drilling products are targeted at applications requiring the highest accuracy and smallest via, or hole, dimensions, in order to create electrical connections between layers in high-density circuit boards, flexible circuits and electronic packages. We offer micro via drilling technology to address the rapidly changing applications in integrated circuit (IC) packages, multi-chip modules and HDI circuit boards. Our systems utilize either ultraviolet (UV) or infrared (CO2 ) laser technology and come in single-head or dual-head configurations depending on customer requirements.

  Our 5300 Series single-head laser drills utilize lasers to drill via holes as small as 25 microns (by comparison, a human hair is approximately 100 microns in diameter) in a wide variety of materials, including epoxy, resins and resin-coated copper.
  Our 5400 Series laser drills perform the same function as our 5300 Series, but operate at a significantly higher throughput rate due to the simultaneous operation of two drill heads.
  We also offer handling equipment to enable the automated loading and unloading of the workpieces from the drill tool.

Customers

Our top ten customers for fiscal 2003 accounted for approximately 54% of total net sales, with one customer, Samsung, accounting for approximately 16% of total net sales. No other customer in fiscal 2003 accounted for more than 10% of total net sales. In fiscal 2002 and 2001, no customer exceeded 10% of total net sales. Samsung purchases products from all three of our product groups.

Geographic sales, based on the location of the end user, were as follows:

	2003		2002		2001
United States	$27,197	19.9%	$40,008	24.5%	$136,701	29.0%
Asia	91,549	66.9	95,463	58.6	270,939	57.4
Europe	16,785	12.2	25,822	15.9	54,617	11.6
Other	1,354	1.0	1,592	1.0	9,596	2.0

	$136,885	100.0%	$162,885	100.0%	$471,853	100.0%

7

Sales, Marketing and Service

We sell our products worldwide through direct ESI sales and service offices, franchised distributors, value added resellers (VARs) and independent representatives located around the world. ESI has direct sales and service personnel in or near: Arizona, California, Massachusetts, Minnesota, New York, Oregon, Texas, Virginia and Wisconsin; Tokyo, Oita and Nagoya, Japan; Seoul, Korea; Kao Hsiung and Hsin Chu, Taiwan; Singapore; Guangzhou and Shanghai, China; Munich, Germany; West Sussex, England; Kirkcaldy, Scotland; Maastricht, Holland; and Graz, Austria. We serve selected customers in the United States, South America, Europe, Israel and additional countries through manufacturers’ representatives. Canon Sales is a distributor for our Semiconductor Group and Electronic Interconnect Group in Japan.

We have a substantial base of installed products in use by leading worldwide electronics manufacturers. We emphasize strong working relationships with these customers to meet their needs for additional systems and to facilitate the successful development and sale of new products to these customers.

We generally maintain service personnel wherever we have a significant installed base. We offer a variety of warranty, maintenance contracts and parts replacement programs.

Backlog

Backlog consists of purchase orders for products, spare parts and service which we expect to ship within twelve months. Backlog does not include deferred revenue. Backlog was $11.0 million at May 31, 2003 compared to $22.6 million at June 1, 2002. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Research, Development and Technology

We believe that our ability to compete effectively depends, in part, on our ability to maintain and expand our expertise in core technologies and product applications. The primary emphasis of our research and development is to advance our capabilities in:

  Lasers and laser/material interaction;
  High-speed, micron-level motion control systems;
  Precision optics;
  High-speed, small parts handling;
  Image processing and optical character recognition;
  Real-time production line electronic measurement;
  Real-time operating systems; and
  Systems integration.

Our research and development expenditures for fiscal years 2003, 2002 and 2001 were $27.8 million (20.3% of net sales), $36.4 million (22.4% of net sales) and $51.3 million (10.9% of net sales), respectively.

Competition

Our markets are dynamic, cyclical and highly competitive. The principal competitive factors in our markets are product performance, ease of use, cost of ownership, reliability, service, technical support, a product improvement path, price, established relationships with customers and product familiarity. We believe that our products compete favorably with respect to these factors. Some of our competitors have greater financial, engineering and manufacturing resources and larger distribution networks than we do. Some of our customers develop, or have the ability to develop, similar manufacturing equipment. Competition in our markets may intensify, and our technological advantages may be reduced or lost as a result of technological advances by competitors or customers, or changes in electronic device processing technology.

The principal competitor for our semiconductor group generally is GSI Lumonics, with Cognex the principal competitor in the field of machine vision. For the passive component group, our competitors include Tokyo Weld, Kanebo, NEC and Humo in Japan and GSI Lumonics as well as manufacturers that develop systems for internal use. Our electronic interconnect group competes with laser systems provided by Hitachi Via Mechanics, Mitsubishi Electric, Sumitomo and GSI Lumonics.

Manufacturing and Supply

Our production facilities are located in Portland, Oregon and Klamath Falls, Oregon. The manufacturing operations located in Portland consist of electronic subassembly and final system assembly for all products, except for passive component consumable products which are produced in our facility in Klamath Falls, Oregon.

We use qualified manufacturers to supply many components and sub-system modules of our products. Our systems use high performance computers, peripherals, lasers and other components from various suppliers. Some of the components we use are obtained from a single source or a limited group of suppliers. An interruption in the supply of a particular component could require substitutions that would have a temporary adverse impact on us. We believe our relationships with our suppliers are good.

Patents and Other Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 82 United States patents and 144 patents issued outside of the United States. During fiscal 2003 we applied for 26 new patents in the United States and 18 new patents outside of the United States. Additionally, as of May 31, 2003, we had 50 patent applications pending in the United States and 133 patent applications pending outside of the United States. Although our patents are important, we believe that the success of our business depends to a greater degree on the technical competence and innovation of our employees.

We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.

Employees

As of May 31, 2003, we employed 649 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 2.  Properties

Our executive and administrative offices, as well as our system manufacturing facilities, are located in a four-building complex with 258,500 square feet of space on 15 acres of land in Portland, Oregon. Our passive component consumable products are manufactured at a 53,000 square foot plant on 31 acres of land in Klamath Falls, Oregon. We own all of these buildings. We believe the productive capacity of these facilities to be adequate and suitable for the requirements of our business for the foreseeable future.

We lease other office and service space in various locations throughout the United States and in seven foreign countries.

We also own a 60,000 square foot plant on 10 acres of land in Escondido, California, which is classified as assets held for sale on our consolidated balance sheet as of May 31, 2003. A phase II environmental study is currently being performed on this facility.

We lease 21,945 square feet of office and industrial space in Ann Arbor, Michigan that is currently listed for sub-lease.

We own an undeveloped parcel of land in Taiwan. In June 2003, we listed this parcel of land for sale.

We do not expect compliance with federal, state and local provisions which have been enacted or adopted related to the discharge of materials into the environment, or otherwise relating to protection of the environment, to have a material effect on our capital expenditures, earnings or competitive position.

Item 3.  Legal Proceedings

On August 19, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc., No. 03-5863 PA (SHX)). The lawsuit alleges that we infringe GSI’s U.S. patent No. 6,181,728 entitled “Controlling Laser Polarization,” patent No. 6,337,462 entitled “Laser Processing” and patent No. 6,573,473 entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures within a Laser Processing Site.” These claims relate to our semiconductor yield improvement systems. GSI seeks injunctive relief, damages, costs and attorneys’ fees. Although we have not had an opportunity to investigate these claims, we intend to defend this action vigorously.

Between March 26, 2003 and May 20, 2003, three putative class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender, James T. Dooley, and Joseph L. Reinhart, who are current and/or former officers and directors of ESI. The complaints were filed on behalf of a purported class of persons who purchased ESI’s common stock between September 17, 2002 and at the latest April 15, 2003. The complaints assert causes of action (and seek unspecified damages) for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act. In particular, the complaints allege that the defendants were involved in making false and misleading statements during the putative class period about ESI’s business, prospects, and operations, all of which resulted in artificially inflating ESI’s stock price. The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs’ consolidated class action complaint is due to be filed 45 days following the filing of our restated financial statements referred to below. In March 2003, our Audit Committee commenced an investigation into certain accounting matters. As a result of the investigation, which was completed on July 11, 2003, we have restated our financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002. The restated financial statements are set forth in our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A for the corresponding periods, filed August 11, 2003. The consolidated class action complaint had not been filed and discovery had not yet commenced when this report was filed, and we were in the early stages of our assessment of the possible outcomes of this litigation. We expect, however, that the litigation will be costly and will to some degree divert management’s attention from daily operations.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County. The named defendants include certain current and/or former officers and directors of ESI. ESI is named as a “nominal defendant.” The complaints have been consolidated under the name In Re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV. Lead plaintiffs and lead counsel for plaintiffs have been appointed. The parties have stipulated that the plaintiffs will file a consolidated complaint within 45 days of the filing of our restated financial statements referred to above. The existing complaints allege that certain defendants breached fiduciary duties to ESI and were unjustly enriched. The complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock. As filed, the complaints are derivative in nature and do not seek monetary damages from, or the imposition of equitable remedies on, ESI. The special litigation committee of our board of directors, with the assistance of independent legal counsel, is conducting an investigation relating to the allegations asserted in the complaints.

We have entered into indemnification agreements in the ordinary course of business with our officers and directors and may be obligated throughout the class action and the derivative lawsuits to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the indemnification agreements and applicable Oregon law.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL). The lawsuit alleges that our CorrectPlace product and some of its predecessors infringe United States Patent 5,371,690 (the ” ‘690 patent”), which is owned by Cognex. The ‘690 patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys’ fees. We filed several counterclaims, including one alleging that the ‘690 patent is unenforceable by reason of inequitable conduct and another alleging that Cognex falsely marked certain products with the ‘690 patent. After the close of discovery, on October 8, 2002, we filed a motion for summary judgment of non-infringement. Cognex filed motions for summary judgment on the issues of unenforceability and mismarking on the same day. The court denied Cognex’s motion on the issue of unenforceability on April 25, 2003. Our motion for summary judgment is still pending, as is Cognex’s motion on the issue of false marking. Additionally, certain of our customers have notified us that, in the event it is subsequently determined that their use of CorrectPlace infringes any patent, they may seek indemnification from us for damages or expenses resulting from this matter.

We are subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended May 31, 2003.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

Common Stock Prices/Dividends

Our common stock trades on the Nasdaq National Market under the symbol ESIO. The following table shows, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the Nasdaq National Market.

Fiscal 2002	High	Low

Quarter 1	$40.92	$27.64
Quarter 2	29.80	19.66
Quarter 3	35.43	28.21
Quarter 4	38.25	26.36
Fiscal 2003	High	Low

Quarter 1	$26.20	$16.50
Quarter 2	24.72	13.51
Quarter 3	24.30	16.75
Quarter 4	16.83	12.41

We have not paid any cash dividends on our common stock during the last two fiscal years. We intend to retain any earnings for our business and do not anticipate paying any cash dividends in the foreseeable future. The number of shareholders of record at August 11, 2003 was 756.

Disclosures related to our Equity Compensation Plans are incorporated by reference into Item 12 of this annual report on Form 10-K from our Proxy Statement for our 2003 annual meeting.

Item 6.  Selected Financial Data

(In thousands, except per share amounts) Statement of Operations Data	2003	2002 (restated)	2001	2000	1999
Net sales	$136,885	$162,885	$471,853	$299,419	$197,118
Net income (loss)[1,2,3,4]	(50,086)	(17,777)	99,933	40,860	7,528
Net income (loss) per share - basic [1,2,3,4]	(1.81)	(0.65)	3.71	1.55	0.29
Net income (loss) per share - diluted[1,2,3,4]	(1.81)	(0.65)	3.58	1.49	0.28
Balance Sheet Data
Cash, cash equivalents and marketable and
restricted securities	$308,252	$302,299	$163,106	$93,398	$32,658
Working capital	340,162	340,774	264,644	204,800	153,139
Net property, plant and equipment	36,592	58,046	54,946	36,017	33,462
Total assets	491,302	526,272	407,073	291,641	221,823
Long-term debt	141,891	145,897	--	--	--
Shareholders' equity	310,317	355,759	363,049	256,141	201,261

1. Fiscal 2003 includes a pretax charge of $10.1 million related to the write-down of our Klamath Falls passive components consumable     manufacturing site and related equipment and a parcel of land in Taiwan.

2. Fiscal 2002 includes a gain of $4.6 million related to research and development tax credits and pretax professional expenses directly related to     receiving the credit of $0.8 million.

3. Fiscal 2001 includes a pretax gain of $13.9 million in connection with the litigation award from GSI Lumonics, net of $2.5 million of legal     fees and expenses directly related to the award, and $1.4 million of interest received.

4. Fiscal 1999 includes a pretax charge of $2.8 million associated with the acquisitions of Testec, Inc. and MicroVision Corp. and $1.4 million     in non-recurring litigation expenses.

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

We supply advanced laser systems used to improve the production yield of semiconductor devices; high-speed test and termination equipment used in the high-volume production of multi-layer ceramic passives (MLCPs) and other passive electronic components; and advanced laser systems used to fine tune electronic components and circuitry. Additionally, we produce a family of laser drilling systems for production of high-density interconnect (HDI) circuit boards and advanced electronic packaging, as well as inspection systems and original equipment manufacturer (OEM) machine vision products.

In fiscal 2001, the electronics industry, and in particular the semiconductor subset of this industry, were at the peak of an extended period of expansion. Our revenues in fiscal 2001 were a record $471.9 million. However, during fiscal 2002, the slowing worldwide demand for electronics and semiconductors resulted in a rapid decline in demand for manufacturing equipment. This sudden and steep decline in demand for manufacturing equipment continued to deepen into fiscal 2003 and demand remains at a reduced level today. By many accounts, this is the most severe and protracted downturn in the history of the electronics industry. Inventory buildups in telecommunication products, slower than expected personal computer sales and slow global economic growth have caused electronic and semiconductor companies to reevaluate their capital spending and reschedule or cancel existing orders. As a result of this business environment, sales in fiscal 2002 and 2003 were $162.9 million and $136.9 million, respectively.

In response to this prolonged and continuing downturn, we initiated, and continue to implement, plans to better align our infrastructure and operating costs with expected business conditions. These plans have included discontinuing certain products, consolidating facilities, relocating employees, reducing headcount, freezing salaries and wages and reducing discretionary spending. Although we continue to address cost management in response to the downturn, we will continue to invest in those areas which we believe are important to our long-term growth, including customer support and new products.

Restructuring and Cost Management Plans

In response to the economic climate described above, we initiated restructuring and other cost management plans in fiscal 2003 and 2002.

The fiscal 2003 actions primarily related to relocating the manufacturing of our electronic component product line from Escondido, California to our headquarters in Portland, Oregon. This action resulted in a reduction of 68 employees and the relocation of 37 employees to our headquarters. Severance, relocation and other employee related charges for these activities totaled approximately $4.4 million. Facilities consolidation costs related to these activities totaled approximately $3.4 million.

The fiscal 2002 actions reduced our work force by a total of 419 employees in June and August 2001, with an additional 97 employee reduction in October 2001. These reductions impacted all employee groups. The actions also included vacating buildings located in California, Massachusetts, Michigan, Minnesota, and Texas, as well as exiting the mechanical drill business and discontinuing the manufacturing of certain other products. Severance, relocation and other employee related charges for these activities totaled approximately $4.6 million. Facilities consolidation and other charges related to the discontinuance of certain products totaled approximately $4.2 million.

Investigation and Restatements of Financial Statements

In March 2003, our Audit Committee commenced an internal investigation of the circumstances surrounding the reversal of an employee benefits accrual that occurred in the first quarter of 2003. The investigation also identified and addressed: (1) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (2) certain other areas where potential accounting errors could have occurred, including revenue recognition and restructuring reserves.

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

Following is a summary of the effects of the restatements on our results of operations for the year ended June 1, 2002 (in thousands, except per share amounts):

	Net Sales	Net Loss	Net Loss per Share
As originally reported	$166,545	$(15,961)	$(0.58)
Effect of restatements	(3,660)	(1,816)	(0.07)

As restated	$162,885	$(17,777)	$(0.65)

For a more complete analysis of the effects of the restatements on our results of operations for the year ended June 1, 2002 and on our balance sheet as of June 1, 2002, please refer to our amended annual report on Form 10-K/A as filed with the Securities and Exchange Commission on August 11, 2003.

Fiscal Year Ended May 31, 2003 Compared to Fiscal Year Ended June 1, 2002

Net Sales
Net sales for fiscal 2003 decreased $26.0 million to $136.9 million compared to $162.9 million in fiscal 2002.

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	2003		2002
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor Group (SG)	$64,266	47.0%	$80,929	49.7%
Passive Components Group (PCG)	47,670	34.8	67,510	41.4
Electronic Interconnect Group (EIG)	24,949	18.2	14,446	8.9

	$136,885	100.0%	$162,885	100.0%

The decreases in SG and PCG are primarily due to a decrease in unit volume. The decrease in volume is primarily due to continuing softness in the global economy and competitive pressures. In particular, PCG experienced increased competition for consumable products, primarily from Asian sources.

The increase in EIG is primarily due to acceptance of products in fiscal 2003 that were shipped to one customer in fiscal 2002. At the end of fiscal 2002, these products were included in deferred revenue.

Net sales by geographic region were as follows (net sales in thousands):

	2003		2002
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
United States	$27,197	19.9%	$40,008	24.5%
Asia	91,549	66.9	95,463	58.6
Europe	16,785	12.2	25,822	15.9
Other	1,354	1.0	1,592	1.0

	$136,885	100.0%	$162,885	100.0%

Gross Margin

Gross margin was $19.0 million (13.9% of net sales) for fiscal 2003 compared to $66.1 million (40.6% of net sales) for fiscal 2002. Primarily as a result of the economic climate as described above, cost of sales in fiscal 2003 included $17.2 million of charges primarily for inventory write-downs related to the discontinuance of certain products and excess and obsolete inventory, as well as for open purchase order accruals. Cost of sales in fiscal 2002 included $12.5 million of such charges. The gross margin and gross margin percentage were also negatively affected in fiscal 2003 compared to fiscal 2002 by under absorption of factory overhead, higher overhead burden costs included in the inventory that was sold, pricing pressures, higher warranty costs and product mix.

We anticipate that future margins will be impacted by the same factors until business conditions improve.

Operating Expenses

Selling, service and administrative expenses were $63.0 million (46.0% of net sales) in fiscal 2003 compared to $68.4 million (42.0% of net sales) in fiscal 2002. Included in selling, service and administrative expenses in fiscal 2003 are charges related to our restructuring and other cost management activities of $6.6 million, primarily related to employee severance, relocation and related costs, facilities consolidation costs and fixed asset write-downs. Fiscal 2002 included $7.5 million of such charges. Fiscal 2003 also benefited from decreases resulting from the restructuring and other cost management efforts that were implemented at various times during fiscal 2002 and 2003. We expect to incur significant legal and other professional fees in fiscal 2004 related to the Audit Committee investigation, which concluded in July 2003, lawsuits and compliance with the Sarbanes-Oxley Act. Premiums for our directors’ and officers’ liability insurance will increase in fiscal 2004.

Future operating results are highly dependent on our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage we continue to make investments in research and development. Research, development and engineering expenses were $27.8 million in fiscal 2003 (20.3% of net sales) compared to $36.4 million (22.4% of net sales) in fiscal 2002. Included in research, development and engineering expenses in fiscal 2003 are charges related to our restructuring and other cost management activities of $1.2 million, primarily related to employee severance and related costs and facilities consolidation costs. Fiscal 2002 included $1.3 million of such charges. The decrease in research, development and engineering expenses is primarily due to lower headcount. We continue to invest in a number of development projects that we believe are important to our future.

Long-lived asset impairment of $10.1 million in fiscal 2003 includes $9.1 million related to the write-down of our Klamath Falls, Oregon components manufacturing site and related equipment and $1.0 million related to the write-down of land in Taiwan. The market for the consumable products manufactured by our Klamath Falls operation experienced a significant reduction in demand in fiscal 2003 as well as significantly increased competition from foreign manufacturers. Accordingly, during the fourth quarter of fiscal 2003, we determined that the book value of these assets exceeded the estimated undiscounted future cash flows. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we wrote down the assets to their estimated fair values.

Other Income (Expense)

Interest income was $10.9 million in fiscal 2003 compared to $8.8 million in fiscal 2002. The increase is due to a full year of interest earned on the increase in our investment balances as a result of our sale of $150 million aggregate principal amount of 4¼% convertible subordinated notes due 2006 (the “Convertible Notes”) in December 2001 and January 2002. This increase was partially offset by lower interest rates in fiscal 2003 compared to fiscal 2002.

Interest expense was $7.5 million in fiscal 2003 compared to $3.7 million in fiscal 2002. The increase is primarily due to a full year of interest expense related to the sale in December 2001 and January 2002 of $150 million aggregate principal amount of Convertible Notes. Annual interest related to the Convertible Notes, after the $5.0 million principal amount repurchased in the third quarter of fiscal 2003, totals $6.3 million plus $0.9 million for the accretion of underwriting discounts.

Net other expense of $0.8 million in fiscal 2003 includes a net $0.9 million loss on the sale of securities and $0.6 million of bank charges, partially offset by a gain of $0.6 million related to legal settlements and a $0.2 million gain related to the repurchase of $5.0 million principal amount of Convertible Notes.

Net other expense of $0.6 million in fiscal 2002 includes a $0.4 million loss on sale of securities and $0.4 million of bank charges, partially offset by $0.3 million of foreign exchange gains.

Income Taxes

The effective income tax rate for fiscal 2003 was 36.8% compared to 48.2% for fiscal 2002. The rate in fiscal 2002 includes the effects of a $4.6 million tax credit due to a re-evaluation of our application of the research and development tax credit for the years 1996 through 2001.

Net Loss

Net loss was $50.1 million, or $1.81 per basic and diluted share, for fiscal 2003 compared to $17.8 million, or $0.65 per basic and diluted share, for fiscal 2002. As discussed above, fiscal 2003 and fiscal 2002 had restructuring and special charges totaling $35.1 million and $21.3 million, respectively.

Fiscal Year Ended June 1, 2002 Compared to Fiscal Year Ended June 2, 2001

Net Sales

Net sales for fiscal 2002 were $162.9 million, which was 65.5%, or $309.0 million, lower than the $471.9 million reported for fiscal 2001.

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	2002		2001
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor Group (SG)	$80,929	49.7%	$176,105	37.3%
Passive Components Group (PCG)	67,510	41.4	256,570	54.4
Electronic Interconnect Group (EIG)	14,446	8.9	39,178	8.3

	$162,885	100.0%	$471,853	100.0%

The decreases in all product groups were due to lower unit sales across all of our product lines. Net sales by geographic region were as follows (net sales in thousands):

	2002		2001
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
United States	$40,008	24.5%	$136,701	29.0%
Asia	95,463	58.6	270,939	57.4
Europe	25,822	15.9	54,617	11.6
Other	1,592	1.0	9,596	2.0

	$162,885	100.0%	$471,853	100.0%

Gross Margin

Gross margin for fiscal 2002 was 40.6%, down from 55.8% in the prior fiscal year. This decrease in gross margin as a percentage of net sales was due primarily to charges for inventory write-downs totaling $12.5 million in fiscal 2002, primarily as a result of the economic climate as described above, in addition to decreased capacity utilization resulting from lower unit volume and product mix.

Operating Expenses

Selling, service and administrative expenses were $68.4 million (42.0% of net sales) in fiscal 2002 compared to $81.8 million (17.3% of net sales) in fiscal 2001. As discussed above, selling, service and administrative expenses in fiscal 2002 include charges related to our restructuring and other cost management activities of $7.5 million. The decrease in fiscal 2002 was primarily due to decreases in our selling, service and administrative headcount and lower costs of incentive and benefits programs. The increase as a percentage of sales is primarily due to lower net sales in fiscal 2002.

Future operating results are highly dependent on our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage we continue to make investments in research and development. Research, development and engineering expenses for fiscal 2002 decreased to $36.4 million (22.4% of net sales) from $51.3 million (10.9% of net sales) in fiscal 2001. As discussed above, research, development and engineering expenses in fiscal 2002 included charges related to our restructuring and other cost management activities of $1.3 million. The decrease in fiscal 2002 was primarily due to decreases in research, development and engineering headcount. The increase as a percentage of net sales was due to lower net sales in fiscal 2002.

Gain on settlement of litigation in fiscal 2001 includes a $13.9 million award from GSI Lumonics, offset by $2.5 million of legal fees and other expenses directly related to the litigation award.

Other Income (Expense)

Interest income was $8.8 million for fiscal 2002, a decrease of $1.0 million from $9.8 million in fiscal 2001. The fiscal 2001 amount includes $1.4 million of interest related to the GSI Lumonics litigation award. In addition, increases in interest income due to increased investment balances in fiscal 2002 as a result of the sale of our Convertible Notes, were offset by lower interest rates during fiscal 2002 compared to fiscal 2001.

Interest expense was $3.7 million for fiscal 2002, an increase of $3.7 million from fiscal 2001. The increase was related to our Convertible Notes during fiscal 2002.

Income Taxes

In fiscal 2002, we recorded an income tax benefit of $16.5 million compared to income tax expense of $50.0 million in fiscal 2001. The income tax benefit related to the fiscal 2002 operating loss includes the cumulative impact of a historical research and development credit of $4.6 million.

Net Income (Loss)

Net loss for the year ended June 1, 2002 was $17.8 million, or $0.65 per basic and diluted share. Net income for the year ended June 2, 2001 was $99.9 million, or $3.71 per basic share and $3.58 per diluted share. As discussed above, the net loss in fiscal 2002 includes $21.3 million, on a pretax basis, of restructuring and special charges.

Financial Condition and Liquidity

At May 31, 2003, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable and restricted securities of $308.3 million and accounts receivable of $37.2 million. At May 31, 2003, we had a current ratio of 9.7:1 and long-term debt of $141.9 million. Working capital decreased to $340.2 million at May 31, 2003 from $340.8 million at June 1, 2002. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Trade receivables decreased $18.7 million to $37.2 million at May 31, 2003 from $55.8 million at June 1, 2002 due to lower sales and fewer sales with extended payment terms in fiscal 2003 compared to fiscal 2002.

Inventory decreased $21.8 million to $42.1 million at May 31, 2003 from $63.9 million at June 1, 2002, primarily due to decreased sales and, as discussed above, write-downs for excess and obsolete inventories and discontinued product lines.

Assets held for sale of $6.5 million at May 31, 2003 relates to a 60,000 square foot plant on 10 acres of land near Escondido, California, which we are no longer utilizing. We have contracted with a real estate agent to find a buyer and anticipate that we will sell the assets within one year.

Subsequent to year end, we listed a parcel of land in Taiwan for sale for $2.5 million.

Purchases of property, plant and equipment of $9.3 million in fiscal 2003 were primarily for the completion of our new corporate headquarters in Portland, Oregon.

At May 31, 2003 we had $141.9 million recorded on our balance sheet related to our 4 ¼% convertible subordinated notes. During the third quarter of fiscal 2003, we repurchased $5.0 million of the subordinated notes. The difference between the remaining $145.0 million face value and the $141.9 million balance at May 31, 2003 relates to underwriting discounts, which originally totaled $4.5 million and are being amortized as additional interest expense over the life of the subordinated notes at a rate of $0.9 million per year.

A summary of our contractual commitments and obligations as of May 31, 2003 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Subordinated Debt	$141,891	$--	$--	$141,891	$--
Purchase Commitments	17,464	15,747	1,717	--	--
Operating Leases	2,195	1,129	920	124	22

	$161,550	$16,876	$2,637	$142,015	$22

19

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Refer to Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for additional information.

Our critical accounting policies and estimates include the following:

  Revenue recognition;
  Inventory write-downs;
  Product warranty reserves;
  Allowance for doubtful accounts;
  Deferred taxes;
  Loss contingencies; and
  Long-lived asset valuations.

Revenue Recognition
We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and “SAB 101: Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers,” or SAB 101 FAQ. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally passes to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon delivery, provided that acceptance criteria can be demonstrated prior to shipment. Installation services are not essential to the functionality of the delivered equipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, we defer the fair value of any undelivered elements until they are delivered.

Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales to our distributor in Japan, where revenues are recognized upon title transfer to the distributor.

Revenues related to spare parts and consumable sales are recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Revenues are difficult to predict, due in part to our reliance on customer acceptance related to a portion of our revenues. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Inventory Write-Downs
We regularly evaluate the value of our inventory based on a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Purchasing requirements and alternative uses for the inventory are explored within these processes to mitigate inventory exposure. Raw materials with quantities in excess of forecasted usage are reviewed quarterly for obsolescence by our engineering and operating personnel. Raw material obsolescence write-downs are typically caused by engineering change orders or product end-of-life adjustments in the market. Finished goods are reviewed quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand into our analysis. If circumstances related to our inventories change, our estimates of the value of inventory could materially change. We record estimated inventory reserves quarterly as an increase to cost of sales.

Product Warranty Reserves
We evaluate our obligations related to product warranties quarterly. We offer a standard one-year warranty to our customers. Costs include labor to repair the system and replacement parts for defective items, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the warranty reserve based on remaining warranty periods. If circumstances change, or if a dramatic change in warranty related incidents occurs, our estimate of the warranty reserve could change significantly. We record estimated warranties quarterly as an adjustment to cost of sales. Our warranty expense in fiscal 2003 totaled $7.7 million.

Allowance for Doubtful Accounts
Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we talk with the customer to determine the cause. If we determine that the customer will be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information then available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We record estimated bad debts quarterly as an increase to selling, service and administrative expense. At May 31, 2003, our allowance for doubtful accounts totaled $2.2 million and our bad debt expense in fiscal 2003 was $1.2 million.

Deferred Taxes
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109 “Accounting for Income Taxes,” the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Should management’s assumptions and expectations be inaccurate, our results of operations and financial condition could be adversely affected in future periods. At May 31, 2003, our net deferred tax assets totaled $20.0 million, which included a valuation allowance of $2.8 million.

Loss Contingencies
In addition to intellectual property litigation, we have been, from time to time, subject to legal proceedings and claims, including a putative securities class action lawsuit and other securities-related litigation. See Part I, Item 3, “Legal Proceedings.”

Where we can make a reasonable estimate of the liability relating to pending litigation, we record a liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. Because of uncertainties relating to litigation, however, the amount of our estimates could be wrong. Moreover, plaintiffs may not specify an amount of damages sought. In addition to the direct costs of litigation and the use of cash, pending or future litigation could divert management’s attention and resources from the operation of our business. Accordingly, our operating results and financial condition could suffer. At May 31, 2003, we had $1.9 million accrued for anticipated costs related to defending and/or settling current litigation.

Long-Lived Asset Valuations
Long-lived assets, principally property and equipment and identifiable intangibles held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. In addition, when appropriate, we utilize independent, third party valuations.

Factors That May Affect Future Results

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ. The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to the following:

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

The current economic downturn has resulted in a reduction in demand for our products and significant reductions in our profitability and net sales. We had a net loss of $50.1 million during fiscal 2003 on net sales of $136.9 million and a net loss of $17.8 million for the year ended June 1, 2002 on net sales of $162.9 million. We cannot assure you that demand for our products will increase. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During any downturn, including the current downturn, it will be difficult for us to maintain our sales levels. As a consequence, to maintain profitability we will need to reduce our operating expenses. However, because certain of our operating expenses are fixed, our ability to quickly reduce these fixed operating expenses is limited. Moreover, we may be unable to defer capital expenditures, and we will need to continue to invest in certain areas such as research and development. An economic downturn may also cause us to incur charges related to impairment of assets and inventory write-offs and we may also experience delays in payments from our customers. For example, in the fourth quarter of fiscal 2003, we wrote-down our Klamath Falls, Oregon facility by $9.1 million. The combined effect of asset impairments, inventory write-offs and payment delays will have a negative effect on our financial results.

Pending or future litigation could have a material adverse impact on our operating results and financial condition.

In addition to intellectual property litigation, we have been, from time to time, subject to legal proceedings and claims, including a putative securities class action lawsuit and other securities-related litigation. See Part I, Item 3, “Legal Proceedings.”

Where we can make a reasonable estimate of the liability relating to pending litigation, we record a liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. Because of uncertainties relating to litigation, however, the amount of our estimates could be wrong. Moreover, plaintiffs may not specify an amount of damages sought. In addition to the direct costs of litigation and the use of cash, pending or future litigation could divert management’s attention and resources from the operation of our business. Accordingly, our operating results and financial condition could suffer.

We face risks relating to governmental inquiries and the results of our internal investigation of accounting matters.

On March 20, 2003, we contacted the SEC in connection with our issuance of a press release announcing the need to restate our financial results for the quarters ended August 31, 2002 and November 30, 2002.  In March 2003, the audit committee of our board of directors, with the assistance of outside legal counsel and independent forensic accountants, commenced an internal investigation of certain accounting matters.  The investigation involved the review of (1) the circumstances surrounding the reversal of an accrual for employee benefits, (2) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (3) certain other areas where potential accounting errors could have occurred, including revenue recognition and restructuring reserves.  As a result of the investigation, we determined that our unaudited consolidated condensed financial statements for the three months ended August 31, 2002 and November 30, 2002, and our audited consolidated financial statements for the year ended June 1, 2002 (and the quarters contained therein) required restatement. We will continue to cooperate with any government investigation into the matters addressed by the internal investigation. Depending on the scope, timing and result of any governmental investigation, management’s attention and our resources could be diverted from operations, which could adversely affect our operating results and contribute to future stock price volatility.  Governmental investigations also could lead to further restatement of our prior period financial statements or require that we take other actions not currently contemplated.

Our management is implementing what it believes to be improvements in our internal and disclosure controls and procedures. See Part III, Item 14, “Controls and Procedures.” Nonetheless, future accounting restatements could occur because these controls and procedures prove to be ineffective or for other reasons.

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

Several members of our senior management have joined ESI as employees since January 2003 and we intend to continue to add new members to our senior management team. Changes in management may be disruptive to our business and negatively impact our operating results and may result in the departure of existing employees or customers. Further, it could take an extended period of time to locate, retain and integrate qualified management personnel.

Our inability to attract and retain sufficient numbers of managerial, financial, engineering and other technical personnel could have a material adverse effect upon our results of operations.

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. The loss of key personnel could have a material adverse effect on our business or results of operations. In April 2003, Barry L. Harmon became President and Chief Executive Officer of ESI with the understanding that he will serve in that capacity until a successor is hired. Recently, the Board of Directors decided to commence a search in the second quarter of fiscal 2004 for a new Chief Executive Officer to succeed Mr. Harmon. It may take longer than anticipated to hire a new Chief Executive Officer. In addition, there are several key positions open in our finance department. We are in the process of recruiting highly skilled accounting and financial reporting personnel to fill these finance positions. It could take longer than anticipated, however, to hire and train the appropriately qualified professionals. Moreover, we cannot be certain that the employees hired to fulfill these duties will perform at the level necessary to ensure that our internal controls are not compromised. In addition, we may not be able to retain our key managerial, financial, engineering and technical employees. Our growth may be affected by our ability to hire new managerial personnel, highly skilled and qualified technical personnel, and personnel that can implement and monitor our financial controls and reporting systems. Attracting and retaining qualified personnel is difficult, and our recruiting efforts to attract and retain these personnel may not be successful.

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

Our top ten customers for fiscal 2003 accounted for approximately 54% of total net sales in fiscal 2003, with one customer, Samsung, accounting for approximately 16% of total net sales. No other customer in fiscal 2003 accounted for more than 10% of total net sales. In fiscal 2002 and 2001, no customer exceeded 10% of total net sales. In addition, none of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

Delays in manufacturing, shipment or customer acceptance of our products could substantially decrease our sales for a period.

We derive a substantial portion of our revenues from the sale of a relatively small number of products with high average selling prices, some with prices in excess of $1.0 million per unit.

We depend on manufacturing flexibility to meet the changing demands of our customers. Any significant delay or interruption in receiving raw materials or of our manufacturing operations as a result of software deficiencies, natural disasters, or other causes could result in ineffective manufacturing capabilities or delayed product deliveries, any or all of which could materially and adversely affect our results of operations.

Shipment and/or customer acceptance delays could significantly impact our recognition of revenue and could be further magnified by announcements from us or our competitors of new products and technologies, which announcements could cause our customers to defer purchases of our existing systems or purchase products from our competitors. Any of these delays could result in a material adverse change in our results of operations for any particular period.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business.

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers for those materials. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including work stoppages, fire, earthquake, flooding or other natural disasters. Such disruption could interrupt our manufacturing. Our business may be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

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
  Diversion of management's attention from other operational matters;
  The potential loss of key employees of acquired companies;
  Lack of synergy, or inability to realize expected synergies, resulting from the acquisition;
  The risk that the issuance of our common stock in a transaction could be dilutive to our shareholders if anticipated synergies are not realized; and

  Acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company.

Our inability to effectively manage these acquisition risks could materially and adversely affect our business, financial condition and results of operations. In addition, if we issue equity securities to pay for an acquisition the ownership percentage of our existing shareholders would be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. In addition, the accounting for future acquisitions could result in significant charges resulting from amortization of intangible assets related to such acquisitions.

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

  Changing product specifications and customer requirements;
  Difficulties in hiring and retaining necessary technical personnel;
  Difficulties in reallocating engineering resources and overcoming resource limitations;
  Difficulties with contract manufacturers;
  Changing market or competitive product requirements; and
  Unanticipated engineering complexities.

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

Our success is dependent upon the protection of our proprietary rights. In the high technology industry, intellectual property is an important asset that is always at risk of infringement. We incur substantial costs to obtain and maintain patents and defend our intellectual property. For example, we have initiated litigation alleging that certain parties have violated various patents of ours. We rely upon the laws of the United States and of foreign countries in which we develop, manufacture or sell our products to protect our proprietary rights. These proprietary rights may not provide the competitive advantages that we expect, however, or other parties may challenge, invalidate or circumvent these rights.

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

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. For example, in February 2001 and August 2003, Cognex Corporation and GSI Lumonics, respectively, filed lawsuits against us claiming we infringed patents owned by each of them. Competitors or others may assert infringement claims against our customers or us in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

International shipments accounted for 80.1% of net sales for fiscal 2003, with 66.9% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

  Periodic local or geographic economic downturns and unstable political conditions;
  Price and currency exchange controls;
  Fluctuation in the relative values of currencies;
  Difficulties protecting intellectual property;
  Unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; and
  Difficulties in managing a global enterprise, including staffing, collecting accounts receivable, managing distributors and representatives and repatriation of earnings.

In addition, our ability to address normal business transaction issues internationally is at risk due to outbreaks of serious contagious diseases. For example, in response to the recent Severe Acute Respiratory Syndrome outbreak in Asia, management limited travel to Asia in accordance with the World Health Organization’s recommendations.

Our direct sales force in Asia exposes us to the risks related to employing persons in foreign countries.

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

Our business is highly competitive, and if we fail to compete effectively, our business will be harmed.

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

Their greater resources in these areas may enable them to:

  Better withstand periodic downturns;
  Compete more effectively on the basis of price and technology; and
  More quickly develop enhancements to and new generations of products.

In addition, new companies may in the future enter the markets in which we compete, further increasing competition in those markets.

We believe that our ability to compete successfully depends on a number of factors, including:

  Performance of our products;
  Quality of our products;
  Reliability of our products;
  Cost of using our products;
  Our ability to ship products on the schedule required;
  Quality of the technical service we provide;
  Timeliness of the services we provide;
  Our success in developing new products and enhancements;
  Existing market and economic conditions; and
  Price of our products as compared to our competitors’ products.

We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, and loss of market share.

Possibilities of terrorist attacks have increased uncertainties for our business.

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the possibility of terrorist attacks, including the potential worsening or extension of the current global economic slowdown, the economic consequences of military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

  The risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities;
  The risk of more frequent instances of shipping delays; and
  The risk that demand for our products may not increase or may decrease.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of May 31, 2003, our investment portfolio includes marketable debt securities of $277.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder’s equity. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or the results of our operations. Our $145 million aggregate principal amount of 4 ¼% convertible subordinated notes due 2006 are at a fixed interest rate. Therefore, there is no associated volatility. The fair value of the Convertible Notes at May 31, 2003, based on recent open market trades, was $134.1 million.

Foreign Currency Exchange Rate Risk

We have limited involvement with derivative financial instruments and do not use them for trading purposes. We do, however, use derivatives to manage well-defined foreign currency risks. We enter into forward exchange contracts to hedge forecasted Japanese sales commitments and the value of accounts receivable primarily denominated in Japanese yen and other material non-functional monetary asset and liability balances. The impact of exchange rates on the forward contracts will be substantially offset by the impact of such changes on the underlying transactions. The effect of an immediate 10% change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to our financial position or the results of our operations.

The table below summarizes, by major currency, the notional amounts of our forward exchange contracts in U.S. dollars as of May 31, 2003 and June 1, 2002. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

(In thousands) Foreign Currency	Bought (Sold)
	2003	2002
Japanese Yen	$(6,326)	$(8,395)
Taiwan Dollar	--	856
Euro	1,024	3,357
British Pound	(1,012)	(1,455)
Korean Won	987	(372)
29

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of May 31, 2003 and June 1, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two year period ended May 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The fiscal 2001 financial statements were audited by other auditors who have ceased operation. Those auditors expressed an unqualified opinion on those financial statements in their report dated June 29, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of May 31, 2003 and June 1, 2002, and the results of their operations and their cash flows for each of the years in the two year period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note 2 to these consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended June 1, 2002.

/s/ KPMG LLP
Portland, Oregon
August 8, 2003, except for Note 25 as to which the date is August 19, 2003

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

/s/ARTHUR ANDERSEN LLP
Portland, Oregon
June 29, 2001

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR ELECTRO SCIENTIFIC INDUSTRIES, INC. UNTIL MAY 7, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF ELECTRO SCIENTIFIC INDUSTRIES, INC. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY ELECTRO SCIENTIFIC INDUSTRIES, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, INVESTORS WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of May 31, 2003 and June 1, 2002 (In thousands)

	2003	2002
		(restated)
Assets
Current Assets:
Cash and cash equivalents	$18,270	$29,435
Marketable securities	224,090	181,019
Restricted securities	9,422	6,353

Total cash and securities	251,782	216,807
Trade receivables, net of allowances of
$2,245 and $1,437	37,160	55,810
Income tax refund receivable	16,499	14,402
Inventories, net	42,067	63,916
Shipped systems pending acceptance	7,058	2,007
Deferred income taxes	14,794	7,488
Assets held for sale	6,451	--
Other current assets	3,445	4,960

Total Current Assets	379,256	365,390
Long-term marketable securities	53,452	73,445
Long-term restricted securities	3,018	12,047
Property, plant and equipment, net	36,592	58,046
Deferred income taxes	5,188	835
Other assets	13,796	16,509

Total Assets	$491,302	$526,272

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$4,395	$3,246
Accrued liabilities	21,477	16,062
Deferred revenue	13,222	5,308

Total Current Liabilities	39,094	24,616
Convertible subordinated notes	141,891	145,897

Total Liabilities	180,985	170,513
Shareholders' Equity:
Preferred stock, without par value; 1,000 shares
authorized; no shares issued	--	--
Common stock, without par value; 100,000
authorized; 27,843 and 27,619 shares
issued and outstanding	140,231	136,370
Retained earnings	169,475	219,561
Accumulated other comprehensive income (loss)	611	(172)

Total Shareholders' Equity	310,317	355,759

Total Liabilities and Shareholders' Equity	$491,302	$526,272

The accompanying notes are an integral part of these statements. 32

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended May 31, 2003, June 1, 2002, and June 2, 2001 (In thousands, except per share data)

	2003	2002	2001
		(restated)
Net sales	$136,885	$162,885	$471,853
Cost of sales	117,858	96,830	208,612

Gross margin	19,027	66,055	263,241
Operating expenses:
Selling, service and administration	63,001	68,385	81,772
Research, development and engineering	27,762	36,439	51,346
Long-lived asset impairment	10,140	--	--
Gain on settlement of litigation	--	--	(11,394)

	100,903	104,824	121,724

Operating income (loss)	(81,876)	(38,769)	141,517

Interest income	10,926	8,792	9,839
Interest expense	(7,457)	(3,725)	(7)
Other expense, net	(814)	(615)	(1,419)

	2,655	4,452	8,413

Income (loss) before income taxes	(79,221)	(34,317)	149,930
Provision (benefit) for income taxes	(29,135)	(16,540)	49,997

Net income (loss)	$(50,086)	$(17,777)	$99,933

Net income (loss) per share - basic	$(1.81)	$(0.65)	$3.71

Net income (loss) per share - diluted	$(1.81)	$(0.65)	$3.58

Weighted average number of shares - basic	27,745	27,337	26,959

Weighted average number of shares - diluted	27,745	27,337	27,884

The accompanying notes are an integral part of these statements. 33

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended May 31, 2003, June 1, 2002, and June 2, 2001 (In thousands, except per share data)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Shareholders'
	Shares	Amount	Earnings	(Loss)	Equity
Balance at June 30, 2000	26,855	$120,140	$137,405	$(1,404)	$256,141
Stock Plans:
Employee stock plans	246	4,995	--	--	4,995
Tax benefit of stock options exercised	--	862	--	--	862
Comprehensive income (loss):
Net income	--	--	99,933	--	99,933
Unrealized gain on securities held for sale, net of tax	--	--	--	804	804
Cumulative translation adjustment, net of tax	--	--	--	314	314

Annual comprehensive income		101,051

Balance at June 2, 2001	27,101	125,997	237,338	(286)	363,049
Stock Plans:
Employee stock plans	518	8,138	--	--	8,138
Tax benefit of stock options exercised	--	2,235	--	--	2,235
Comprehensive income (loss):
Net loss (restated)	--	--	(17,777)	--	(17,777)
Unrealized gain on securities held for sale, net of tax	--	--	--	310	310
Net unrealized loss on derivative instruments, net of tax	--	--	--	(13)	(13)
Cumulative translation adjustment, net of tax	--	--	--	(183)	(183)

Annual comprehensive loss		(17,663)

Balance at June 1, 2002 (restated)	27,619	136,370	219,561	(172)	355,759
Stock Plans:
Employee stock plans	224	3,602	--	--	3,602
Tax benefit of stock options exercised	--	259	--	--	259
Comprehensive income (loss):
Net loss	--	--	(50,086)	--	(50,086)
Net unrealized gain on securities, net of tax	--	--	--	558	558
Net unrealized gain on derivative instruments, net of tax	--	--	--	17	17
Cumulative translation adjustment, net of tax	--	--	--	208	208

Annual comprehensive loss					(49,303)

Balance at May 31, 2003	27,843	$140,231	$169,475	$611	$310,317

The accompanying notes are an integral part of these statements. 34

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended May 31, 2003, June 1, 2002, and June 2, 2001 (In thousands, except per share data)

	2003	2002	2001
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(50,086)	$(17,777)	$99,933
Adjustments to reconcile net income (loss) to cash provided
by (used in) operating activities:
Depreciation and amortization	10,352	10,526	9,883
Provision for doubtful accounts	1,173	1,029	--
Impairment of long-lived assets	10,140	--	--
Loss on disposal of property and equipment	1,069	1,458	130
Gain on debt extinguishment	(218)	--	--
Deferred income taxes	(11,679)	1,508	(2,605)
Tax benefit of stock options exercised	259	2,235	862
Changes in operating accounts:
(Increase) decrease in trade receivables	20,858	29,511	(15,115)
(Increase) decrease in inventories	24,601	9,748	(17,299)
(Increase) decrease in shipped systems pending acceptance	(5,051)	(2,007)	--
Increase in income tax receivable	(2,097)	(14,402)	--
(Increase) decrease in other current assets	1,617	(2,962)	1,628
Increase in deferred revenue	7,914	3,923	717
Increase (decrease) in accounts payable and accrued liabilities	3,189	(22,852)	11,027

Net cash provided by (used in) operating activities	12,041	(62)	89,161
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,270)	(15,279)	(27,849)
Proceeds from sales of property, plant and equipment	1,183	633	--
Maturity (purchase) of restricted investments	5,960	(18,179)	--
Purchase of securities	(264,678)	(574,331)	(70,304)
Proceeds from sales of securities and maturing securities	242,157	414,539	40,046
(Increase) decrease in other assets	2,516	(46)	(2,403)

Net cash used in investing activities	(22,132)	(192,663)	(60,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible subordinated notes issuance	--	145,500	--
Repurchase of ESI issued convertible notes	(4,676)	--	--
Proceeds from exercise of stock options and stock plans	3,602	8,138	4,995

Net cash provided by (used in) financing activities	(1,074)	153,638	4,995

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,165)	(39,087)	33,646
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,435	68,522	34,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,270	$29,435	$68,522

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6,419	$3,725	$7
Cash received from (paid for) income taxes, net	15,024	4,902	(46,621)
The accompanying notes are an integral part of these statements. 35

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated. We design and manufacture sophisticated products used around the world in electronics manufacturing including:

  laser manufacturing systems for semiconductor yield improvement;
  machine vision systems;
  production and test equipment for the manufacture of surface mount ceramic capacitors;
  circuit fine tuning systems; and
  laser and mechanical advanced electronic packaging production systems.

We serve the global electronics market from our headquarters in Portland, Oregon and through subsidiaries located in the United States, Europe and Asia.

Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, fiscal 2003 ended on May 31, 2003, fiscal 2002 ended on June 1, 2002 and fiscal 2001 ended on June 2, 2001 and each fiscal year contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: inventory write-downs, product warranty reserves, allowances for uncollectible trade accounts receivables, the realizability of deferred taxes, loss contingency reserves and long-lived asset valuations.

Concentrations of Credit Risk
We use financial instruments that potentially subject us to concentrations of credit risk. Such instruments include cash equivalents, marketable securities available for sale, trade receivables and financial instruments used in hedging activities. We invest our cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. We place our investments with high credit quality financial institutions and limit the credit exposure from any one institution or instrument. To date, the amount of losses experienced on these investments have not been material. We sell a significant portion of our products to a small number of large electronics manufacturers. In fiscal 2003, ten customers accounted for approximately 54% of total net sales, with one customer accounting for approximately 16%. No other customer accounted for more than 10% of total net sales in fiscal 2003. No customers accounted for 10% or more of total net sales in fiscal 2002 or 2001. Our operating results could be adversely affected if the financial condition and operations of these key customers decline.

Concentrations of Other Risks
Our operations involve a number of other risks and uncertainties including but not limited to the cyclicality of the electronics market, rapidly changing technology, international operations and hedging exposures.

Cash Equivalents and Marketable Securities
We consider all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Marketable securities consist primarily of marketable debt securities and are classified as “Available for Sale” and are recorded at fair market value with unrealized gains and losses recorded as a separate component of shareholders’ equity. See Note 4.

Restricted Securities
Restricted securities are a required pre-funding of certain interest payments on our 4 ¼% convertible subordinated notes. These securities are classified as “Held to Maturity” and are recorded at amortized cost. See Note 5. The restricted securities are being used to pay the first six semi-annual interest payments on our convertible subordinated notes.

Inventories
Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. See Note 7.

Shipped Systems Pending Acceptance
Shipped systems pending acceptance relate to systems that have been ordered and shipped to the customer, but have been deferred in accordance with our revenue recognition policy. Shipped systems pending acceptance are recognized as cost of sales once all criteria for revenue recognition have been met.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included as a component of operating expenses. See Note 9.

Long-Lived Asset Impairment
Long-lived assets, principally property and equipment and identifiable intangibles held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. In addition, when appropriate, we utilize independent, third party valuations. See Note 9.

Property and equipment to be disposed of by sale are measured at the lower of book value or fair value less cost to sell in accordance with SFAS No. 144. See Note 8.

Other Assets

Other assets include goodwill, patents, consignment and demo equipment and long-term deposits.

We account for our goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We tested our goodwill for impairment in the fourth quarter of fiscal 2003 utilizing a fair value comparison method that considered our market capitalization and determined that there was no impairment as of May 31, 2003. Our goodwill totaled $1.4 million as of May 31, 2003 and June 1, 2002.

We also account for our intangible assets with estimable useful lives, such as patents, in accordance with SFAS No. 142, which requires that they be amortized over their estimated useful lives to their estimated residual values. The gross amount of patents totaled $0.4 million and accumulated amortization totaled $0.2 million at both May 31, 2003 and June 1, 2002. Annual amortization expense related to the patents is $21 thousand.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. See also Note 13 for a discussion of the fair value of our convertible subordinated notes.

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2002 and 2001 to conform to the 2003 presentation.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and “SAB 101: Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers,” or SAB 101 FAQ. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally passes to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon delivery, provided that acceptance criteria can be demonstrated prior to shipment. Installation services are not essential to the functionality of the delivered equipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, we defer the fair value of any undelivered elements until they are delivered.

Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales to our distributor in Japan, where revenues are recognized upon title transfer to the distributor.

Revenues related to spare parts and consumable sales are recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Product Warranty

We generally warrant our systems for a period of up to twelve months for material and labor to repair and service the system. A provision for the estimated cost related to warranty is recorded upon revenue recognition. See Note 12.

Research and Development

Research and development costs are expensed as incurred as research, development and engineering expense in our consolidated statements of operations.

Taxes on Unremitted Foreign Income

Deferred income taxes have not been provided on unremitted earnings of foreign subsidiaries, as we believe any U.S. tax on such earnings would be substantially offset by associated foreign tax credits.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income includes net income and “other comprehensive income,” which includes charges or credits to equity that are not the result of transactions with shareholders. Our comprehensive income (loss) includes cumulative foreign currency translation adjustments, unrealized gains and losses on securities available for sale and certain gains or losses on foreign currency forward contracts.

Net Income (Loss) Per Share

Basic earnings (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Basic EPS is computed utilizing the weighted average number of shares outstanding during the period. Diluted EPS also considers common stock equivalents, such as stock options and convertible debt, to the extent that they are not antidilutive.

Stock Based Compensation Plans

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). We also provide disclosures required pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires that companies, which do not choose to account for stock-based compensation as prescribed by SFAS No. 123, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued.  SFAS No. 148 amends SFAS No. 123 for certain transition provisions for companies electing to adopt the fair value method and amends SFAS No. 123 for certain financial statement disclosures, including interim financial statements.  We adopted SFAS No. 148 in May 2003 and will continue to account for stock options in accordance with APB 25.

We have computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per share if we had accounted for our stock-based compensation plans in accordance with SFAS No. 123 as follows (in thousands, except per share amounts):

	2003	2002 (restated)	2001
Net income (loss), as reported	$ (50,086)	$ (17,777)	$99,933
Add - Stock-based employee compensation expense included
in reported net income (loss), net of related tax
effects	283	--	851
Deduct - total stock-based employee compensation
expense determined under the fair value based method
for all awards, net of related tax effects	(18,451)	(14,742)	(12,394)

Net income (loss), pro forma	$ (68,254)	$ (32,519)	$88,390

Net income (loss) per share - basic, as reported	$ (1.81)	$ (0.65)	$3.71

Net income (loss) per share - basic, pro forma	$ (2.46)	$ (1.19)	$3.28

Net income (loss) per share - diluted, as reported	$ (1.81)	$ (0.65)	$3.58

Net income (loss) per share - diluted, pro forma	$ (2.46)	$ (1.19)	$3.28

We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

	2003	2002	2001
Risk-free interest rate	3.33%	4.70%	4.60%
Expected dividend yield	0%	0%	0%
Expected lives - All plans except employee
stock purchase plan	5.6 years	5.6 years	5.6 years
Employee Stock purchase plan	1.0 years	1.0 years	1.0 years
Expected volatility	69.00%	64.00%	87.20%

Using the Black-Scholes methodology, the total value of stock based awards granted during fiscal 2003, 2002 and 2001 was $5.8 million, $30.2 million and $32.1 million, respectively, which would be amortized over the vesting period of the options, typically four years for awards from all plans except the employee stock purchase plan and one year for options granted under the employee stock purchase plan. The weighted average fair value of options granted during fiscal 2003, 2002 and 2001 was $11.55, $20.94 and $20.87 per share, respectively.

Segment Reporting

We comply with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of SFAS No. 131, we have determined that we operate in one segment. We manage our resources and assess our performance on an enterprise-wide basis. Our product groups qualify for aggregation under SFAS No. 131 due to their similarities in: customer base; economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

NOTE 2. RESTATEMENT

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

Following is a summary of the effects of the restatements on our results of operations for the year ended June 1, 2002 (in thousands, except per share amounts):

	Net Sales	Net Loss	Net Loss per Share
As originally reported	$166,545	$(15,961)	$(0.58)
Effect of restatements	(3,660)	(1,816)	(0.07)

As restated	$162,885	$(17,777)	$(0.65)

For a more complete analysis of the effects of the restatements on our results of operations for the year ended June 1, 2002 and on our balance sheet as of June 1, 2002, please refer to our amended annual report on Form 10-K/A as filed with the Securities and Exchange Commission on August 11, 2003.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003. We do not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption will not have any effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts. In general, the amendments require contracts with comparable characteristics to be accounted for similarly. In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the effects of SFAS No. 149, but do not expect that the adoption of SFAS No. 149 will have a material effect on our financial position or results of operations.

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

For a discussion of the adoption of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," see above.

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

NOTE 4. MARKETABLE SECURITIES

We account for our marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We classify our marketable securities, other than restricted securities as described below, as "Available for Sale" and, accordingly, they are recorded on our consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. All of our marketable debt securities are invested in high credit quality securities. Certain information regarding our marketable securities is as follows at May 31, 2003 and June 1, 2002 (in thousands):

	2003	2002 (restated)
Fair Market Value	$277,542	$254,464

Unrealized Gain	$2,454	$1,747

Amortized Cost:
State and local government	$9,290	$25,013
Federal government	214,349	180,055
Corporate	51,449	47,649

Total	$275,088	$252,717

Maturity Information:
Less than one year	$224,090	$181,019
One to three years	53,452	73,445

Total	$277,542	$254,464

NOTE 5. RESTRICTED SECURITIES

Restricted securities are a required pre-funding of certain interest payments on our 4 ¼% convertible subordinated notes. We account for our restricted securities in accordance with SFAS No. 115. We classify our restricted securities as “Held to Maturity” and, accordingly, they are recorded on our consolidated balance sheet at amortized cost. Certain information regarding our restricted securities is as follows at May 31, 2003 and June 1, 2002 (in thousands):

	2003	2002
Fair Market Value	$12,648	$18,496

Amortized cost:
Federal Government	$12,440	$18,400

Total	$12,440	$18,400

Maturity Information:
Less than one year	$9,422	$6,353
One to three years	3,018	12,047

Total	$12,440	$18,400

NOTE 6. SALE OF ACCOUNTS RECEIVABLE

In fiscal 2002, we entered into an agreement that allows us to sell accounts receivable from selected customers at a discount to a financial institution. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Receivables sold under these provisions have terms and credit risk characteristics similar to our overall receivables portfolio. Discounting fees were recorded in interest expense and were not material for fiscal 2003 or 2002. Accounts receivable sales under these agreements were $12.0 million and $9.0 million for fiscal 2003 and 2002, respectively. At May 31, 2003 there were no sold receivables remaining outstanding and at June 1, 2002, $9.0 million of sold receivables remained outstanding under this agreement.

NOTE 7. INVENTORIES

The components of inventories are as follows at May 31, 2003 and June 1, 2002 (in thousands):

	2003	2002 (restated)
Raw materials and purchased parts	$25,412	$41,013
Work-in-process	2,074	1,942
Finished goods	14,581	20,961

	$42,067	$63,916

NOTE 8. ASSETS HELD FOR SALE

Assets held for sale includes a 60,000 square foot plant on 10 acres of land near Escondido, California, which was used to house our Electronic Component Systems product line that has been moved to our headquarters in Portland, Oregon. We have contracted with a real estate agent to find a buyer and anticipate that we will sell the assets within one year.

Based on current market information provided by our real estate agent on the California property, we determined that the market values of the property, less selling costs, exceeds our book value for the property. Accordingly, we have reflected the property on our consolidated condensed balance sheet as assets held for sale at book value and have ceased depreciation.

The components of net assets held for sale were as follows at May 31, 2003 (in thousands):

Land	$2,625
Buildings	3,826

$6,451

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at May 31, 2003 and June 1, 2002 (in thousands):

	Estimated Useful Lives	2003	2002

			(restated)
Land	n/a	$5,297	$8,057
Buildings and improvements	5 to 40 years	28,786	33,160
Machinery and equipment	3 to 10 years	37,201	46,251
Construction in progress	n/a	399	8,188

		71,683	95,656
Less accumulated depreciation		(35,091)	(37,610)

		$36,592	$58,046

We reviewed our property and equipment to be held and used by us in the fourth quarter of fiscal 2003 and, based on these reviews and independent, third party valuations, we determined that our Klamath Falls facility and related equipment and a parcel of land in Taiwan had been impaired. The market conditions for the consumable products manufactured by our Klamath Falls operation experienced a significant reduction in demand in fiscal 2003 as well as significantly increased competition from foreign manufacturers.

Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we wrote down the assets to their estimated fair values in the fourth quarter of fiscal 2003 as follows (in thousands):

Klamath Falls, Oregon facility	$5,704
Equipment at Klamath Falls, Oregon facility	3,436
Land in Taiwan	1,000

$10,140

NOTE 10. INCOME TAXES

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The net deferred tax asset at May 31, 2003 and June 1, 2002 consists of the following (in thousands):

	2003	2002

		(restated)
Deferred tax assets:
Receivable and inventory valuation	$8,303	$7,650
Payroll related accruals	1,505	1,826
Warranty costs	1,330	819
Deferred revenue	2,005	425
Property, plant and equipment	186	--
Other accrued liabilities	2,025	1,514
Tax loss and credit carryforwards	7,771	4,636

Total deferred tax assets	23,125	16,870

Deferred tax liabilities:
Property, plant and equipment	--	(1,104)
Other deferred tax liabilities	(374)	(4,746)

Total deferred tax liabilities	(374)	(5,850)

Valuation allowance	(2,769)	(2,697)

Net deferred tax asset	$19,982	$8,323

As of May 31, 2003 we had approximately $10.8 million and $3.0 million of federal and state net operating loss carryforwards, respectively. The federal losses were principally acquired as part of prior acquisitions and expire on various dates through 2013. These losses are subject to certain limitations caused by a change in ownership. Accordingly, their utilization in future periods may be restricted. Given these limitations, some of these losses may not be realizable, and accordingly, a valuation allowance has been recorded. The state net operating losses expire on various dates through 2023. As of May 31, 2003 and June 1, 2002, we had valuation allowances of $2.8 million and $2.7 million, respectively. During fiscal 2003 and 2002, the valuation allowance increased $72 thousand and $757 thousand respectively. During fiscal 2003 we re-measured our deferred taxes to a statutory rate of 38% from 37%; the resulting benefit of $195 thousand was accounted for through the current year’s tax provision.

The components of income (loss) before income taxes and the provision (benefit) for income taxes are as follows, all from continuing operations (in thousands):

	2003	2002	2001

		(restated)
Income (loss) before income taxes:
Domestic	$(81,890)	$(34,625)	$145,976
Foreign	2,669	308	3,954

Total income (loss) before income taxes	$(79,221)	$(34,317)	$149,930

Provision (benefit) for income taxes:
Current:
U.S. Federal and State	$(17,369)	$(20,756)	$49,591
Foreign	58	870	2,035

	(17,311)	(19,886)	51,626
Deferred	(12,083)	1,111	(2,491)
Tax benefit of stock options	259	2,235	862

Total expense (benefit) for income taxes	$(29,135)	$(16,540)	$49,997

The tax benefit related to stock option exercises has been recorded as an increase to common stock rather than a reduction to the provision for income taxes.

A reconciliation of our effective tax rate to the United States federal statutory income tax rate is as follows:

	2003		2002		2001

			(restated)
U.S. federal statutory income tax rate	(35	.0)%	(35	.0)%	35.0%
State income taxes, net of federal benefit	(2.9)		0.2		2.5
Tax credits	(1.7)		(14.9)		(0.3)
Export tax incentives		--		--	(4.1)
Other, net	2.8		1.5		0.2

	(36	.8)%	(48	.2)%	33.3%

The large tax credit during fiscal year 2002 resulted from a re-evaluation of our available research and development tax credits.

NOTE 11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at May 31, 2003 and June 1, 2002 (in thousands):

	2003	2002

		(restated)
Payroll related	$6,562	$7,888
Warranty	3,501	2,183
Interest payable	2,781	2,845
Other	8,633	3,146

	$21,477	$16,062

NOTE 12. PRODUCT WARRANTY

The following is a reconciliation of the changes in the aggregate warranty liability for the year ended May 31, 2003 (in thousands):

Warranty accrual, June 1, 2002	$2,183
Reductions for warranty payments made	(6,351)
Warranties issued and changes in estimates	7,669

Warranty accrual, May 31, 2003	$3,501

46

NOTE 13. CONVERTIBLE SUBORDINATED NOTES

In December 2001 and January 2002, we sold $150 million aggregate principal amount of 4 ¼% convertible subordinated notes (the “Convertible Notes”) due 2006 in a private offering. We received proceeds, net of the initial purchaser’s discount, from these sales of approximately $145.5 million. In the third quarter of fiscal 2003, we repurchased, in the open market, $5.0 million face value of our Convertible Notes. We recorded a gain of $0.2 million related to this repurchase, which is reflected as other income on our consolidated statements of operations. Interest of $3.2 million is due semiannually on each June 21 and December 21, and, along with the accretion of $0.2 million per quarter of the underwriting discounts, is recorded as interest expense in the accompanying consolidated statements of operations. Principal is due at maturity in 2006. In accordance with the terms of the Convertible Note indenture, we were required to place $18.2 million in trust (see Notes 1 and 5). This restricted investment was invested in treasury bills and is sufficient to satisfy the first six interest payments due under the terms of the indenture. The Convertible Notes are convertible into shares of our common stock at a conversion price of $38.00 per share, subject to adjustment in certain circumstances. The Convertible Notes are redeemable by us any time on or after December 21, 2004 at specified prices. The fair value of the Convertible Notes at May 31, 2003, based on recent open market trades, was $134.1 million.

NOTE 14. EMPLOYEE BENEFIT PLANS

We have an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. We contributed $1.1 million, $1.4 million and $1.5 million to the plan for the years ended May 31, 2003, June 1, 2002 and June 2, 2001, respectively.

We also have an unfunded defined benefit retirement plan for certain employees in Japan, Taiwan and Korea. The net pension liability related to the defined benefit retirement plan was $1.0 million and $0.7 million at May 31, 2003 and June 1, 2002, respectively. Detailed information pursuant to SFAS No. 106 “Employers’ Accounting for Post Retirement Benefits” is not provided due to the immateriality of the defined benefit amounts.

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS

We have limited involvement with derivative financial instruments and do not use them for trading purposes. We do, however, use derivatives to manage well-defined foreign currency risks. We enter into forward exchange contracts to hedge forecasted Japanese sales commitments and the value of accounts receivable primarily denominated in Japanese yen and other material non-functional monetary asset and liability balances. The impact of exchange rates on the forward contracts will be substantially offset by the impact of such changes on the underlying transactions.

Foreign exchange contracts have gains and losses that are recognized at the end of each fiscal period. Such gains and losses have been immaterial to our results of operations and are typically offset by the corresponding changes to the related underlying transactions.

In accordance with SFAS No. 133, hedges of anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. The forward contracts designated by us to hedge anticipated sales are cash flow hedges. The critical terms of the forward contract, such as amount and timing, are matched to the forecasted sale. The effectiveness of the cash flow hedge is determined by comparing the change in value of the anticipated transaction to the change in value of the related forward contracts, excluding time value. The effective portion of the hedge is accumulated in other comprehensive income and any ineffectiveness along with the time value change in the instrument is recognized immediately in other income and expense. Other comprehensive income associated with the hedges of forecasted sales is reclassified to revenue upon revenue recognition.

At May 31, 2003 and June 1, 2002 we had forward exchange contracts totaling $5.3 million and $6.0 million, respectively. In general, these contracts mature in less than one year and the counterparties are large, highly rated banks; therefore, we believe that the risk of loss as a result of nonperformance by the banks is minimal. The use of derivatives has not had, and we do not expect it to have, a significant effect on our financial position or the results of our operations.

The table below summarizes, by major currency, the notional amounts of our forward exchange contracts in U.S. dollars as of May 31, 2003 and June 1, 2002. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

(In thousands)	Bought (Sold)

Foreign Currency	2003	2002

Japanese Yen	$(6,326)	$(8,395)
Taiwan Dollar	--	856
Euro	1,024	3,357
British Pound	(1,012)	(1,455)
Korean Won	987	(372)

NOTE 16. OPERATING LEASE COMMITMENTS

We lease certain equipment, automobiles and office space under operating leases, which are non-cancelable and expire on various dates through 2009. The aggregate minimum commitment for rentals under operating leases beyond May 31, 2003 is as follows (in thousands):

Fiscal

2004	$1,129
2005	573
2006	347
2007	98
2008	26
Thereafter	22

Total minimum lease payments	$2,195

Rental expense for all operating leases was $1.4 million, $1.1 million and $1.7 million in fiscal 2003, 2002 and 2001, respectively.

NOTE 17. EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are the same for fiscal 2003 and 2002 since we were in a loss position in those periods. Following is a reconciliation of basic EPS and diluted EPS for fiscal 2001 (in thousands, except per share amounts):

	2001

Basic EPS:	Income	Shares	Per Share Amount

Income available to common
shareholders	$99,933	26,959	$3.71

Diluted EPS:
Effect of dilutive stock
options	--	925

Income available to common
shareholders	$99,933	27,884	$3.58

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	2003	2002	2001

Employee stock options	4,287	4,989	1,252
4 1/4% convertible subordinated notes	3,816	3,947	--

	8,103	8,936	1,252

NOTE 18. LEGAL MATTERS

Between March 26, 2003 and May 20, 2003, three putative class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender, James T. Dooley, and Joseph L. Reinhart, who are current and/or former officers and directors of ESI. The complaints were filed on behalf of a purported class of persons who purchased ESI’s common stock between September 17, 2002 and at the latest April 15, 2003. The complaints assert causes of action (and seek unspecified damages) for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act. In particular, the complaints allege that the defendants were involved in making false and misleading statements during the putative class period about ESI’s business, prospects, and operations, all of which resulted in artificially inflating ESI’s stock price. The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs’ consolidated class action complaint is due to be filed 45 days following the filing of our restated financial statements referred to below. In March 2003, our Audit Committee commenced an investigation into certain accounting matters. As a result of the investigation, which was completed on July 11, 2003, we have restated our financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002. The restated financial statements are set forth in our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A for the corresponding periods, filed August 11, 2003. The consolidated class action complaint had not been filed and discovery had not yet commenced when this report was filed, and we were in the early stages of our assessment of the possible outcomes of this litigation. We expect, however, that the litigation will be costly and will to some degree divert management’s attention from daily operations.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County. The named defendants include certain current and/or former officers and directors of ESI. ESI is named as a “nominal defendant.” Lead plaintiffs and lead counsel for plaintiffs have been appointed. The parties have stipulated that the plaintiffs will file a consolidated complaint within 45 days of the filing of our restated financial statements referred to above. The existing complaints allege that certain defendants breached fiduciary duties to ESI and were unjustly enriched. The complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock. As filed, the complaints are derivative in nature and do not seek monetary damages from, or the imposition of equitable remedies on, ESI. The special litigation committee of our board of directors, with the assistance of independent legal counsel, is conducting an investigation relating to the allegations asserted in the complaints.

We have entered into indemnification agreements in the ordinary course of business with our officers and directors and may be obligated throughout the class action and derivative lawsuits to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the indemnification agreements and applicable Oregon law.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL). The lawsuit alleges that our CorrectPlace product and some of its predecessors infringe United States Patent 5,371,690 (the ” ‘690 patent”), which is owned by Cognex. The ‘690 patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys’ fees. We filed several counterclaims, including one alleging that the ‘690 patent is unenforceable by reason of inequitable conduct and another alleging that Cognex falsely marked certain products with the ‘690 patent. After the close of discovery, on October 8, 2002, we filed a motion for summary judgment of non-infringement. Cognex filed motions for summary judgment on the issues of unenforceability and mismarking on the same day. The court denied Cognex’s motion on the issue of unenforceability on April 25, 2003. Our motion for summary judgment is still pending, as is Cognex’s motion on the issue of false marking. Additionally, certain of our customers have notified us that, in the event it is subsequently determined that their use of CorrectPlace infringes any patent, they may seek indemnification from us for damages or expenses resulting from this matter.

In addition to the legal matters previously discussed, in the ordinary course of business, we are involved in various other legal matters and investigations. Total amounts included in accrued expenses related to all of our legal activities, which represent estimated awards and assessments as well as unpaid legal services incurred through May 31, 2003, was approximately $1.9 million. In the opinion of management, amounts accrued for awards or assessments in connection with these matters, which specifically excludes the class action lawsuits and related derivative complaints noted above, are management’s best estimate and ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flow. We can not reliably estimate the costs related to the class action lawsuits and related derivative complaints at this time.

See also Note 25 Subsequent Event – Legal Claim.

NOTE 19. SHAREHOLDER RIGHTS PLAN

We renewed our Shareholder Rights Plan in May 1999 and accordingly declared a dividend distribution of one Right for each outstanding share of common stock, payable to holders of record on June 4, 1999. On March 1, 2001, we amended and restated our Rights Agreement appointing Mellon Investor Services as the Rights Agent, successor to First Chicago Trust Company of New York. Under certain conditions, each right may be exercised to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $270, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. Generally, the Rights become exercisable after a person or group acquires or commences a tender offer that would result in beneficial ownership of 15 percent or more of our outstanding common stock. In addition, the Rights become exercisable if any party becomes a beneficial owner of 10 percent or more of our outstanding common stock and is determined by the Board of Directors to be an adverse party. If a person or group acquires 15 percent of our outstanding common stock or the Board of Directors declares a person to be an Adverse Person, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock, or, in certain circumstances, other assets of ours having a value equal to twice the exercise price of the Right. If, after the Rights become exercisable, we are acquired in a merger or other business combination, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to twice the exercise price of the Right, depending on the circumstances. The Rights expire on May 7, 2009 and may be redeemed by us for $0.001 per Right. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on our earnings.

NOTE 20. STOCK PLANS

In September 1989, the shareholders approved the adoption of the 1989 Stock Option Plan (the “1989 Plan”) pursuant to which 4,400,000 shares of our common stock, as amended in September 1998, have been reserved for issuance. In September 2000, the shareholders approved the adoption of the 2000 Stock Option Incentive Plan (the “2000 Incentive Plan”) and the reservation of 2,000,000 shares of our common stock for issuance thereunder. The 2000 Incentive Plan replaced the 1989 Plan. In addition, any shares that remained available for grant under the 1989 Plan upon its termination and any shares that may become available for grant under the 1989 Plan through the expiration, termination, forfeiture or cancellation of grants become available for grant under the 2000 Incentive Plan. Options under the 2000 Incentive Plan generally vest 25% per year over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. The 2000 Incentive Plan allows for automatic annual grants to non-employee directors for 6,000 shares of common stock on July 31 of each year, with an option price equal to the closing market price on the date of the grant, a ten-year term and a four-year vesting schedule. The 2000 Incentive Plan allows for grants of incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 or non-statutory stock options. Stock appreciation rights may be granted in connection with options, although no options have been granted which include stock appreciation rights. At May 31, 2003, we had options covering 1,732,809 shares of our common stock available for grant under the 2000 Incentive Plan.

In September 1996, the shareholders approved the 1996 Stock Incentive Plan (the “1996 Plan”) pursuant to which 500,000 shares of our common stock, as amended in September 1998, have been reserved for issuance to participating employees. The 1996 Plan allows for the grants of stock bonuses, restricted stock or performance-based awards. Our restricted stock grants vest based on certain performance criteria that are tied to our stock price or length of service. During fiscal 2003 and 2001, we recorded $0.5 million and $1.4 million, respectively, of compensation expense related to restricted stock grants. There was not any compensation expense related to restricted stock grants during fiscal 2002. At May 31, 2003, we had stock grants covering 222,354 shares of our common stock available for grant under the 1996 Plan.

In April 2000, the Board of Directors approved the adoption of the 2000 Stock Option Plan (the “2000 Plan”) pursuant to which 2,250,000 shares of our common stock, as amended in April 2001, have been reserved for issuance. The 2000 Plan allows for grants to non-officer employees of non-statutory stock options, stock bonuses or restricted stock. Options under the 2000 Plan generally vest 25% per year over a 4 year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. At May 31, 2003, we had options or stock grants covering 596,236 shares of our common stock available for grant under the 2000 Plan.

At May 31, 2003, we had 6,838,526 shares of our common stock reserved for issuance under all of the above plans combined. The following table summarizes activity in the above stock plans (in thousands, except per share amounts):

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price

Balances, June 3, 2000	964	3,273	$30.41
Additional shares reserved	3,250	--	--
Restricted shares canceled	9	--	--
Options granted	(1,460)	1,460	28.41
Options canceled	118	(118)	34.69
Options exercised	--	(149)	13.50

Balances, June 2, 2001	2,881	4,466	30.21
Restricted shares canceled	2	--	--
Options granted	(1,429)	1,429	34.48
Options canceled	515	(515)	35.43
Options exercised	--	(387)	13.74

Balances, June 1, 2002	1,969	4,993	32.17
Restricted shares granted	(53)	--	--
Restricted shares canceled	15	--	--
Options granted	(394)	394	18.54
Options canceled	1,014	(1,014)	34.53
Options exercised	--	(86)	14.80

Balances, May 31, 2003	2,551	4,287	$30.71

We had 69,300, 31,200 and 72,600 shares of restricted stock outstanding as of May 31, 2003, June 1, 2002 and June 2, 2001, respectively, none of which were vested.

Certain information about stock options outstanding at May 31, 2003 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 5/31/03	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 5/31/03	Weighted Average Exercise Price

$4.94 - 15.75	464,580	4.22	$11.49	390,580	$11.03
16.35 - 18.88	434,282	6.59	18.45	385,532	18.51
18.91 - 26.64	644,281	6.97	23.59	367,931	24.22
26.75 - 27.00	789,196	7.85	27.00	397,442	27.00
27.31 - 34.48	82,250	7.94	31.41	29,874	31.11
34.57	1,062,514	8.88	34.57	267,580	34.57
34.90 - 52.06	85,125	7.15	44.96	43,938	45.15
52.75	664,267	6.87	52.75	500,821	52.75
55.25 - 61.63	60,632	6.59	59.37	46,194	59.30

$ 4.94 - 61.63	4,287,127	7.27	$30.71	2,429,892	$29.80

At June 1, 2002, we had 1,839,417 shares exercisable at an average exercise price of $28.45 and at June 2, 2001, we had 1,433,035 options exercisable at a weighted average exercise price of $22.67.

In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan (the “ESPP”) pursuant to which 900,000 shares of our common stock, as amended in September 1998, have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15 percent of their cash compensation during each pay period. The ESPP provides for one 12-month offering period beginning January 8 of each year. During the offering period, participants accumulate funds in an account via payroll deduction. At the end of the offering period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of our common stock. The purchase price per share is equal to 85% of the lower of the fair market value of the common stock on (a) the enrollment date of the offering period or (b) the date of purchase. A total of 99,587, 76,897 and 61,477 shares of our common stock were issued under the ESPP during fiscal 2003, 2002 and 2001, respectively, and 305,127 shares remained reserved for issuance at May 31, 2003.

NOTE 21. GEOGRAPHIC, PRODUCT AND CUSTOMER INFORMATION

Net sales by product type were as follows (in thousands):

	2003	2002	2001

		(restated)
Semiconductor Group (SG)	$64,266	$80,929	$176,105
Passive Components Group (PCG)	47,670	67,510	256,570
Electronic Interconnect Group (EIG)	24,949	14,446	39,178

	$136,885	$162,885	$471,853

Sales by geographic area, based on the location of the end user, were as follows (in thousands):

	2003	2002	2001

		(restated)
United States	$27,197	$40,008	$136,701
Asia	91,549	95,463	270,939
Europe	16,785	25,822	54,617
Other	1,354	1,592	9,596

	$136,885	$162,885	$471,853

Long-lived assets, exclusive of marketable and restricted securities and deferred tax assets, by geographic area were as follows at May 31, 2003 and June 1, 2002 (in thousands):

	2003	2002

United States	$41,704	$67,069
Asia	7,395	6,998
Europe	1,289	488

	$50,388	$74,555

One customer accounted for approximately 16% of total net sales in fiscal 2003. No other customer in fiscal 2003, 2002 or 2001 accounted for more than 10% of total net sales in their respective fiscal year.

NOTE 22. RESTURCTURING AND COST MANAGEMENT PLANS

In fiscal 2003 and 2002, we announced restructuring and other cost management plans.

The fiscal 2003 actions primarily related to relocating the manufacturing of our electronic component product line from Escondido, California to our headquarters in Portland, Oregon. This action resulted in a reduction of 68 employees and the relocation of 37 employees to our headquarters. Severance, relocation and other employee related charges for these activities totaled approximately $4.4 million. Facilities consolidation costs related to these activities totaled approximately $3.4 million.

The fiscal 2002 actions reduced our work force by a total of 419 employees in June and August 2001, with an additional 97 employee reduction in October 2001. These reductions impacted all employee groups. The actions also included vacating buildings located in California, Massachusetts, Michigan, Minnesota, and Texas, as well as exiting the mechanical drill business and discontinuing the manufacturing of certain other products. Severance, relocation and other employee related charges for these activities totaled approximately $4.6 million. Facilities consolidation and other charges related to the discontinuance of certain products totaled approximately $4.2 million.

The following table reflects the changes in our accruals from June 1, 2002 to May 31, 2003 (in thousands):

	Balances at June 1, 2002	Charges to Accruals	Amounts Used	Balances at May 31, 2003

Facility consolidation and lease termination costs	$664	$545	$(529)	$680
Purchase order obligations	$334	$--	$(334)	$--
Severance	$--	$1,558	$(1,508)	$50

Accrued facility consolidation and lease termination fees will be paid through 2006 and accrued severance will be paid through the first quarter of fiscal 2004.

NOTE 23. LEGAL SETTLEMENT

In fiscal 2001, we received $13.9 million for a litigation award from GSI Lumonics. We incurred $2.5 million of legal fees and other related expenses directly in connection with the litigation award. We were also awarded $1.4 million of interest related to this litigation award. The $11.4 million net award is included as gain on settlement of litigation and the $1.4 million of interest is included in interest income on the accompanying consolidated statement of operations for fiscal 2001.

NOTE 24. QUARTERLY FINANCIAL INFORMATION (Unaudited)

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended May 31, 2003
Net sales	$39,360	$43,416	$31,631	$22,478
Gross margin	15,857	2,960	(544)	754
Net loss[1]	(3,394)	(12,908)	(12,989)	(20,795)
Basic and diluted net loss per share	(0.12)	(0.47)	(0.47)	(0.75)

Year ended June 1, 2002 (as previously reported)
Net sales	$49,507	$39,606	$36,381	$41,051
Gross margin	21,453	19,669	17,375	10,191
Net income (loss)	(8,009)	(1,465)	1,729	(8,216)
Basic and diluted net income (loss) per share	(0.30)	(0.05)	0.06	(0.30)

Year ended June 1, 2002 (as restated)
Net sales	$48,688	$37,538	$36,244	$40,415
Gross margin	20,983	18,496	16,715	9,861
Net income (loss)[2]	(8,198)	(2,311)	1,242	(8,510)
Basic net income (loss) per share	(0.30)	(0.08)	0.05	(0.31)
Diluted net income (loss) per share	(0.30)	(0.08)	0.04	(0.31)
The sum of the quarterly data presented in the table above may not equal annual results due to rounding.

[1]	The fourth quarter of fiscal 2003 includes a pretax long-lived asset impairment charge of $10.1 million related to certain buildings, equipment and land. See Note 9.
[2]	The third quarter of fiscal 2002 includes a $4.6 million benefit related to research and development tax credits and $0.8 million of pretax professional expenses directly related to receiving the credit.

NOTE 25. SUBSEQUENT EVENT – LEGAL CLAIM

On August 19, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc., No. 03-5863 PA (SHX)). The lawsuit alleges that we infringe GSI’s U.S. patent No. 6,181,728 entitled “Controlling Laser Polarization,” patent No. 6,337,462 entitled “Laser Processing” and patent No. 6,573,473 entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures within a Laser Processing Site.” These claims relate to our semiconductor yield improvement systems. GSI seeks injunctive relief, damages, costs and attorneys’ fees. Although we have not had an opportunity to investigate these claims, we intend to defend this action vigorously. It is not possible at this time to reliably estimate any costs that may be incurred in connection with this lawsuit.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 7, 2002, the Audit Committee of our Board of Directors approved the dismissal of our independent public accountants, Arthur Andersen LLP. Arthur Andersen LLP’s reports on our financial statements for each of the last two fiscal years prior to dismissal did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and during the subsequent interim period through the date of dismissal, May 7, 2002, there were not any disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

Also on May 7, 2002, based on the recommendation of the Audit Committee of our Board of Directors, we engaged the firm of KPMG LLP to be our independent auditors. We did not consult KPMG LLP at any time prior to May 7, 2002 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with Arthur Andersen LLP.

We have been unable to obtain the consent of Arthur Andersen LLP, our former independent public accountants, as to the incorporation by reference of their report for our fiscal year ended June 2, 2001 into our previously filed registration statements under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K in reliance under Rule 437a of the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen LLP’s consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Employment Contracts and Severance Agreements,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under “Certain Relationships and Related Transactions” in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Controls and Procedures

Immediately following the signature page of this annual report are certifications of our President and Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This portion of our annual report on Form 10-K is our disclosure of the results of our controls evaluation conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).

In March 2003 the Audit Committee of our Board of Directors, with the assistance of outside legal counsel and forensic accountants, commenced an internal investigation of certain accounting matters. The investigation involved the review of (1) the circumstances surrounding the reversal of an accrual for employee benefits, (2) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (3) certain other areas where potential accounting errors could have occurred, including revenue recognition and restructuring reserves. On July 15, 2003, we announced that the Audit Committee had completed its review of these matters. As a result of the review, we determined that the unaudited consolidated condensed financial statements for the three months ended August 31, 2002 and November 30, 2002 and the audited consolidated financial statements for the year ended June 1, 2002 required restatement. On August 11, 2003, we filed with the Securities and Exchange Commission the related amendments for those periods.

Management has advised the Audit Committee that upon reviewing the restatement adjustments and performing an evaluation of our controls and disclosure procedures, management noted deficiencies in internal controls relating to:

1.	Lack of complete sales documentation, particularly as it relates to customer specified acceptance criteria;
2.	Lack of adequate job transition/cross training and poorly documented “desk” processes and procedures in the finance/accounting area;
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

While we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, are in the process of implementing a more effective system of disclosure controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported.

The steps that we have taken since the end of the third quarter of fiscal 2003 to ensure that all material information about our company is accurately disclosed in this report include:

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

In addition, in order to address further the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we will:

1.	Review and revise our processes and procedures for applying revenue recognition policies, including more formalized training of finance, sales, order management and other staffs;
2.	Enhance accounting/finance training programs and desk processes and procedures documentation as well as retain additional full-time experienced accounting/finance personnel, including a Chief Accounting Officer;
3.	Provide additional management oversight and perform detailed reviews of disclosures and reporting with the assistance of outside legal counsel;
4.	Account for all completed systems in the inventory management information system; and
5.	Use outside resources, as necessary, to supplement our employees in the preparation of the consolidated financial statements and other reports filed or submitted under the Securities Exchange Act of 1934.

These steps will constitute significant changes in internal controls. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

PART IV

ITEM 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

The Consolidated Financial Statements, together with the reports thereon of our independent auditors, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended May 31, 2003:

  Dated March 20, 2003 and filed March 21, 2003 pursuant to Item 5., “Other Events,” regarding preliminary financial results for the third quarter of fiscal 2003 and the Company’s intentions to restate its financial statements for the quarters ended August 31, 2002 and November 30, 2002;

  Dated and filed April 15, 2003 pursuant to Item 5., “Other Events,” and Item 12., “Results of Operations and Financial Condition,” announcing that James T. Dooley, the Company’s President and Chief Executive Officer, had been placed on leave of absence pending the results of an ongoing review of the Company’s financial statements for fiscal 2003 and that Barry L. Harmon has been named President and Chief Executive Officer. The Company also announced that Jon D. Tompkins was named Chairman of the Board. The Company also announced (i) that it would not file its Form 10-Q for its third fiscal quarter on a timely basis, (ii) its revised preliminary financial results for the third quarter of fiscal 2003 and (iii) that the accounting review with respect to its financial statements for the first and second quarters of fiscal 2003 are ongoing;

  Dated April 24, 2003 and filed April 25, 2003 pursuant to Item 5., “Other Events,” regarding the Company’s receipt of a Nasdaq Staff Determination indicating that it was not in compliance with Nasdaq listing requirements; and

  Dated and filed May 5, 2003 pursuant to Item 5., “Other Events,” regarding the appointment of J. Michael Dodson as Vice President and Chief Financial Officer and the resignation of Richard Okumoto as Vice President of Administration and Chief Financial Officer.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.
3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.
3.4	2001 Restated Bylaws. Incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2001.
4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2001.
10.1*	ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1986.
10.2*	ESI 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-B of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
10.3*	Form of Change in Control Agreement between the Company and each of its appointed officers. Incorporated by reference to Exhibit 10-C of the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2001.
10.4*	1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10-E of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
10.5*	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2000.
10.6*	Form of Indemnity Agreement between the Company and each of its corporate officers. Incorporated by reference to Exhibit 10-F of the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2001.
10.7*	2000 Stock Option Plan. Incorporated by reference to Appendix A of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.
10.8*	Form of Employment and Separation Agreement between the Company and Donald R. VanLuvanee. Incorporated by reference to Exhibit 10-H of the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2002.
10.9*	Employment Agreement (including Change in Control Agreement) between the Company and James T. Dooley, dated December 13, 2002. Incorporated by reference to Exhibit 10 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended November 30, 2002, as filed on January 31, 2003.
10.10*	Agreement and Release of All Claims by and between Electro Scientific Industries, Inc. and Mr. Robert E. Belter dated September 19, 2001. Incorporated by reference to Exhibit 10.1 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.
10.11*	Separation Agreement by and between Electro Scientific Industries, Inc. and Mr. Kevin Longe dated September 12, 2002. Incorporated by reference to Exhibit 10.2 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.
10.12*	Separation Agreement by and between Electro Scientific Industries, Inc. and Mr. Brad Cooley dated February 24, 2003. Incorporated by reference to Exhibit 10.3 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.
10.13*	Separation Agreement by and between Electro Scientific Industries, Inc. and Mr. Gary Kapral dated June 11, 2003. Incorporated by reference to Exhibit 10.4 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.
10.14*	Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Bob Chamberlain dated January 16, 2003. Incorporated by reference to Exhibit 10.5 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.
10.15*	Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Jack Isselmann dated January 16, 2003. Incorporated by reference to Exhibit 10.6 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.

60

Exhibit No.
10.16*	Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Joe Reinhart dated January 16, 2003. Incorporated by reference to Exhibit 10.7 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.
10.17*	Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Ed Swenson dated January 16, 2003. Incorporated by reference to Exhibit 10.8 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.
10.18*	Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Keith Taft dated January 16, 2003. Incorporated by reference to Exhibit 10.9 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.
10.19*	Employment Agreement by and between Electro Scientific Industries, Inc. and Mr. J. Michael Dodson dated May 5, 2003. Incorporated by reference to Exhibit 10.10 to the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.
21	Subsidiaries of the Company
23	Independent Auditors' Consent
24.1	Power of Attorney for Frederick Ball
24.2	Power of Attorney for David F. Bolender
24.3	Power of Attorney for Richard J. Faubert
24.4	Power of Attorney for Larry L. Hansen
24.5	Power of Attorney for W. Arthur Porter
24.6	Power of Attorney for Vernon B. Ryles, Jr.
24.7	Power of Attorney for Gerald F. Taylor
24.8	Power of Attorney for Keith L. Thomson
24.9	Power of Attorney for Jon D. Tompkins
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2003	ELECTRO SCIENTIFIC INDUSTRIES, INC. By: /s/ BARRY L. HARMON Barry L. Harmon President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 2003.

Signature	Title

/s/ BARRY L. HARMON	President and Chief Executive Officer
Barry L. Harmon	(Principal Executive Officer)

/s/ J. MICHAEL DODSON	Vice President of Administration, Chief Financial
J. Michael Dodson	Officer and Secretary (Principal Financial and Accounting Officer)

*FREDERICK BALL Frederick Ball	Director

*DAVID F. BOLENDER	Director
David F. Bolender

*RICHARD J. FAUBERT	Director
Richard J. Faubert

*LARRY L. HANSEN	Director
Larry L. Hansen

*W. ARTHUR PORTER	Director
W. Arthur Porter

*VERNON B. RYLES JR	Director
Vernon B. Ryles

*GERALD F. TAYLOR	Director
Gerald F. Taylor

*KEITH L. THOMSON	Director
Keith L. Thomson

*JON D. TOMPKINS	Chairman of the Board
Jon D. Tompkins

*/s/ BARRY L. HARMON
By Barry L. Harmon, Attorney-in-Fact
62