Form 10-Q
period 2003-08-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2003-10-09
CIK 726514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 30, 2003

OR [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                  to

Commission File Number: 0-12853

ELECTRO SCIENTIFIC INDUSTRIES, INC.

Oregon	93-0370304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13900 N.W. Science Park Drive, Portland, Oregon	97229
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock at October 2, 2003 was 27,925,171 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

1 PART I - FINANCIAL INFORMATION Item 1. Financial Statements ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands) (Unaudited)
	August 30, 2003	May 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,821	$18,270
Marketable securities	230,690	224,090
Restricted securities	6,208	9,422

Total cash and securities	244,719	251,782

Trade receivables, net of allowances of $ 2,245	32,103	37,160
Income tax refund receivable	22,049	16,499
Inventories, net	42,427	42,067
Shipped systems pending acceptance	12,221	7,058
Deferred income taxes	14,794	14,794
Assets held for sale	8,842	6,451
Other current assets	4,052	3,445

Total current assets	381,207	379,256

Long-term marketable securities	49,897	53,452
Long-term restricted securities	3,047	3,018

Total long-term securities	52,944	56,470

Property, plant and equipment, net of accumulated
depreciation of $37,091 and $35,091	36,241	36,592
Deferred income taxes	6,183	5,188
Other assets	10,970	13,796

Total assets	$487,545	$491,302

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,794	$4,395
Accrued liabilities	19,129	21,477
Deferred revenue	21,684	13,222

Total current liabilities	45,607	39,094
Convertible subordinated notes	142,108	141,891

Total liabilities	187,715	180,985

Shareholders' equity:
Preferred stock, without par value; 1,000 shares
authorized; no shares issued	--	--
Common stock, without par value; 100,000
authorized; 27,858 and 27,843 shares
issued and outstanding	140,696	140,231
Retained earnings	160,108	169,475
Accumulated other comprehensive income (loss)	(974)	611

Total shareholders' equity	299,830	310,317

Total liabilities and shareholders' equity	$487,545	$491,302

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended August 30, 2003 August 31, 2002
Net sales	$20,876	$39,360
Cost of sales	16,036	23,503

Gross profit	4,840	15,857
Operating expenses:
Selling, service and administration	14,625	14,570
Research, development and engineering	5,748	7,645

	20,373	22,215

Operating loss	(15,533)	(6,358)

Interest income	2,580	2,943
Interest expense	(1,927)	(2,007)
Other expense, net	(476)	(436)

	177	500

Loss before income taxes	(15,356)	(5,858)
Benefit for income taxes	(5,989)	(2,464)

Net loss	$(9,367)	$(3,394)

Net loss per share - basic and diluted	$(0.34)	$(0.12)

Weighted average number of shares - basic and diluted	27,840	27,650

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended August 30, 2003 August 31, 2002
Cash flows from operating activities:
Net loss	$(9,367)	$(3,394)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
Depreciation and amortization	2,410	2,463
Tax benefit of stock options exercised	78	57
Provision for doubtful accounts	--	129
Deferred income taxes	(924)	344
Changes in operating accounts:
(Increase) decrease in trade receivables, net	4,611	(1,582)
(Increase) decrease in income tax refund receivable	(5,550)	3,418
(Increase) decrease in inventories, net	(951)	5,025
Increase in shipped systems pending acceptance	(5,163)	(2,351)
Increase in other current assets	(596)	(229)
Decrease in other current liabilities	(1,689)	(1,735)
Increase in deferred revenue	8,462	3,824

Net cash provided by (used in) operating activities	(8,679)	5,969

Cash flows from investing activities:
Purchase of property, plant and equipment	(510)	(2,738)
Maturity of restricted securities	3,185	3,073
Purchase of securities	(71,117)	(36,312)
Proceeds from sales of securities and maturing securities	66,564	40,613
Increase in other assets	(279)	(2,585)

Net cash provided by (used in) investing activities	(2,157)	2,051
Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	387	866

Net cash provided by financing activities	387	866

Net change in cash and cash equivalents	(10,449)	8,886

Cash and cash equivalents:
Beginning of period	18,270	29,435

End of period	$7,821	$38,321

Supplemental cash flow information:
Cash paid for interest	$3,334	$3,330
Income tax refunds received	808	5,863
Cash paid for income taxes	371	--

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

We have prepared the unaudited interim consolidated condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these interim statements. We believe that the interim statements include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for the interim periods. These consolidated condensed financial statements are to be read in conjunction with the financial statements and notes included in our 2003 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 — Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market. Components of inventories were as follows (in thousands):

	August 30,	May 31,
	2003	2003

Raw materials and purchased parts	$ 25,319	$ 25,412
Work-in-process	6,020	2,074
Finished goods	11,088	14,581

Total inventories	$ 42,427	$ 42,067

Note 3 – Assets Held For Sale

At August 30, 2003, assets held for sale include a 60,000 square foot plant on 10 acres of land near Escondido, California, which was used to house our Electronic Component Systems product line that has been moved to our headquarters in Portland, Oregon, and a parcel of land in Taiwan.

We have contracted with real estate agents to find buyers for these properties and anticipate that we will sell the assets within one year.

Based on current market information provided by our real estate agents, we determined that the market values of the property, less selling costs, exceeds our current book value for the properties. Accordingly, we have reflected the property on our consolidated condensed balance sheet as assets held for sale at book value and have ceased depreciation.

The components of net assets held for sale were as follows (in thousands):

	August 30,	May 31,
	2003	2003

Land	$ 5,016	$ 2,625
Buildings	3,826	3,826

	$ 8,842	$ 6,451

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 30,	May 31,
	2003	2003

Payroll related	$ 6,610	$ 6,562
Warranty	3,501	3,501
Interest payable	1,130	2,781
Other	7,888	8,633

	$ 19,129	$ 21,477

Note 5 – Product Warranty

We evaluate our obligations related to product warranties quarterly. We offer a standard one-year warranty to our customers. Costs include labor to repair the system and replacement parts for defective items, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the warranty reserve based on remaining warranty periods. If circumstances change, or if a material change in warranty-related incidents occurs, our estimate of the warranty reserve could change significantly. We record warranties issued and changes in estimates as an adjustment to cost of sales. Accrued warranty is included on our balance sheet as a component of accrued liabilities.

The following is a reconciliation of the changes in the aggregate warranty liability for the quarter ended
August 30, 2003 (in thousands):

Warranty accrual, May 31, 2003	$ 3,501
Reductions for warranty payments made	(746)
Warranties issued and changes in estimates	746

Warranty accrual, August 30, 2003	$ 3,501

Note 6 — Earnings Per Share

Because we incurred a loss in each of the three-month periods ended August 30, 2003 and August 31, 2002, the number of shares outstanding for the calculation of earnings (loss) per share (“EPS”) was the same for both the basic and diluted calculations.

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	Three Months Ended

	August 30,	August 31,
	2003	2002

Employee stock options	3,544	3,777
Convertible subordinated notes	3,816	3,947

	7,360	7,724

Note 7 — Comprehensive Loss

The components of comprehensive loss, 1net of tax, are as follows (in thousands):

	Three Months Ended

	August 30, 2003	August 31, 2002

Net loss	$ (9,367)	$ (3,394)
Net unrealized gain (loss) on derivative instruments	(4)	14
Foreign currency translation adjustment	(73)	84
Net unrealized gain (loss) on securities	(1,508)	452

Total comprehensive loss	$ (10,952)	$ (2,844)

Note 8 – Stock Based Compensation Plans

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). We provide disclosures of net loss and loss per share as if the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” had been applied in measuring compensation expense. In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued.  SFAS No. 148 amends SFAS No. 123 for certain transition provisions for companies electing to adopt the fair value method and amends SFAS No. 123 for certain financial statement disclosures, including interim financial statements.

No compensation cost has been recognized for stock options granted at fair value on the date of grant or issuance, or for employee share purchase plan (“ESPP”) shares issued at a fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date. Had compensation cost for our stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant or issuance, our net loss and net loss per share would have been increased by the amounts shown as follows (in thousands, except per share amounts):

	Three Months Ended

	August 30, 2003	August 31, 2002

Net loss, as reported	$(9,367)	$(3,394)
Deduct - Recapture of stock-based employee compensation
expense related to cancellations included in reported net
loss, net of related tax effect	(144)	--
Add Stock-based employee compensation expense included
in reported net loss, net of related tax effects	40	--
Deduct total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(2,093)	(4,471)

Net loss, pro forma	$(11,564)	$(7,865)

Net loss per share - basic and diluted, as reported	$(0.34)	$(0.12)

Net loss per share - basic and diluted, pro forma	$(0.42)	$(0.28)

7 We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:
	Three Months Ended

	August 30, 2003	August 31, 2002

Risk-free interest rate	3.74%	3.33%
Expected dividend yield	0%	0%
Expected lives - All plans except employee stock
purchase plan	5.6 years	5.6 years
Employee Stock purchase plan	1.0 years	1.0 years
Expected volatility	68.29%	69.00%

Note 9 – Legal Claim

On August 18, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc., Case No. CV-03-5863 PA (SHx). The lawsuit alleges that ESI infringes three GSI patents: U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization;” U.S. Patent No. 6,337,462, entitled “Laser Processing;” and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site.” These claims relate to our semiconductor yield improvement systems. GSI seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees. On September 2, 2003, GSI filed a First Amended Complaint which did not change the substantive allegations of patent infringement. By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California. The case was re-assigned to a judge in the Northern District of California and has been renumbered CV-03-04302-MHP. On October 8, 2003, ESI filed its Answer to First Amended Complaint and Counterclaim for Declatory Judgment of Invalidity and Noninfringement. Pretrial discovery has not yet begun and no trial date has been set. We intend to defend this action vigorously. It is not possible at this time to reliably estimate any costs that may be incurred in connection with this lawsuit.

Between March 26, 2003 and May 20, 2003, three putative class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender, James T. Dooley, and Joseph L. Reinhart, who are current, and/or former officers and directors of ESI. The complaints were filed on behalf of a purported class of persons who purchased ESI’s common stock between September 17, 2002 and at the latest April 15, 2003. The complaints assert causes of action (and seek unspecified damages) for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act. In particular, the complaints allege that the defendants were involved in making false and misleading statements during the putative class period about ESI’s business, prospects, and operations, all of which resulted in artificially inflating ESI’s stock price. The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs’ consolidated class action complaint is due to be filed on October 10, 2003. In March 2003, our audit committee commenced an investigation into certain accounting matters. As a result of the investigation, which was completed on July 11, 2003, we have restated our financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002. The restated financial statements for these periods are set forth in our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A, each filed August 11, 2003. The consolidated class action complaint had not been filed and discovery had not yet commenced when this report was filed, and we are in the early stages of our assessment of the possible outcomes of this litigation. We expect, however, that the litigation will be costly and will to some degree divert management’s attention from daily operations.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County. The named defendants include certain current and/or former officers and directors of ESI. ESI is named as a “nominal defendant.” The complaints have been consolidated under the name In Re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV. Lead plaintiffs and lead counsel for plaintiffs have been appointed, and a consolidated complaint was filed on September 24, 2003. The consolidated complaint alleges that certain defendants breached fiduciary duties to ESI and were unjustly enriched. The complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock. As filed, the complaints are derivative in nature and do not seek monetary damages from, or the imposition of equitable remedies on, ESI. A special litigation committee of our board of directors, with the assistance of independent legal counsel, is conducting an investigation relating to the allegations asserted in the complaints and intends to seek a stay of the action pending the completion of the committee’s investigation.

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

Note 10 – Restructuring and Cost Management Plans

In fiscal years 2004, 2003 and 2002, we announced restructuring and other cost management plans.

The following table reflects changes in our accruals related to these restructuring and cost management activities, which are reflected in the “other” component of accrued liabilities in the accompanying balance sheets, from May 31, 2003 to August 30, 2003 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at August 30, 2003

Facility consolidation costs	$680	142	(263)	$559
Severance and other employee related costs	$50	994	(963)	$81

Fiscal year 2004 cost management plan
The actions taken in the first quarter of fiscal year 2004 resulted in a reduction of 38 employees, impacting all employee groups. Severance and other employee related charges were approximately $0.8 million

The following table reflects the changes in our accruals related to the fiscal 2004 cost management plan from May 31, 2003 to August 30, 2003 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at August 30, 2003

Severance and other employee related charges	$--	771	(699)	$72

Accrued severance will be paid through the third quarter of fiscal year 2004.

Fiscal year 2003 cost management plan
The fiscal year 2003 actions primarily related to relocating the manufacturing of our electronic component product line from Escondido, California to our headquarters in Portland, Oregon. This action resulted in a reduction of 68 employees and the relocation of 37 employees to our headquarters. For the three months ended August 30, 2003, severance and other employee-related charges for these activities totaled approximately $0.2 million and facilities consolidation costs related to these activities totaled approximately $0.05 million. For the three months ended August 31, 2002, facilities consolidation costs related to these activities totaled approximately $0.2 million.

The following table reflects the changes in our accruals related to the fiscal year 2003 cost management plan from May 31, 2003 to August 30, 2003 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at August 30, 2003

Facility consolidation costs	$--	58	(58)	$--
Severance and other employee related charges	$50	223	(264)	$9

Accrued severance will be paid through the second quarter of fiscal year 2004.

Fiscal year 2002 cost management plan
The fiscal year 2002 actions reduced our work force by a total of 419 employees in June and August 2001, with an additional 97 employee reduction in October 2001. These reductions impacted all employee groups. The actions also included vacating buildings located in California, Massachusetts, Michigan, Minnesota, and Texas, as well as exiting the mechanical drill business and discontinuing the manufacturing of certain other products. For the three months ended August 30, 2003, facilities consolidation charges related to these activities totaled approximately $0.08 million. There were no charges related to these activities in the three months ended August 31, 2002.

The following table reflects the changes in our accruals related the fiscal year 2002 restructuring and cost management plan from May 31, 2003 to August 30, 2003 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at August 30, 2003

Facility consolidation and lease termination costs	$680	84	(205)	$559

Accrued facility consolidation and lease termination fees will be paid through 2006.

Note 11 — Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and it is effective for pre-existing financial instruments, as of July 1, 2003. We do not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption did not have any effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts. In general, the amendments require contracts with comparable characteristics to be accounted for similarly. In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative instrument must be given special reporting treatment in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Certain disclosures are effective immediately. We are in the process of assessing the effects of FIN 46, but do not expect its implementation to have a material effect on our financial position or results of operations.

In December 2002, the EITF published the Consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus provides guidance on when and how to allocate revenue from bundled sales transactions. The Consensus is applicable for fiscal periods beginning after June 15, 2003. We are currently evaluating the impact of the Consensus on Issue 00-21.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain lease obligations. The adoption of SFAS No. 143 did not have a significant effect on our financial position or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide high technology manufacturing equipment to the global electronics market. Our customers are primarily manufacturers of semiconductors, passive electronic components and electronic interconnect devices. Our equipment enables these manufacturers to reduce production costs, increase yields and improve the quality of their products. The components and devices manufactured by our customers are used in a wide variety of end-use products in the computer, communications and automotive industries.

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

In fiscal 2001, the electronics industry, and in particular the semiconductor subset of this industry, were at the peak of an extended period of expansion. During fiscal year 2002, the slowing worldwide demand for electronics and semiconductors resulted in a rapid decline in demand for manufacturing equipment. This sudden and steep decline in demand for manufacturing equipment continued to deepen throughout fiscal 2003.

In response to this prolonged and continuing downturn, we initiated plans to better align our infrastructure and operating costs with expected business conditions. These plans have included discontinuing certain products, consolidating facilities, relocating employees, reducing headcount, freezing salaries and wages and reducing discretionary spending.

In the first quarter of fiscal year 2004, we began to see increases in demand, as evidenced by an increase in orders. Net orders for the latest quarter were $42.7 million, an increase of 67.2% compared with $25.5 million in the fourth quarter of fiscal 2003 and an increase of 36.4% compared with $31.3 million in the first quarter of 2003. Backlog increased to $23.9 million at August 30, 2003 compared to $11.0 million at June 1, 2003. Deferred revenue also increased this quarter to $21.7 million compared to $13.2 million at June 1, 2003.

Results of Operations

Net Sales

Net sales were $20.9 million for the quarter ended August 30, 2003 compared to $39.4 million for the quarter ended August 31, 2002.

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Quarter Ended

	August 30, 2003		August 31, 2002

	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales

Semiconductor Group (SG)	$5,736	27.5%	$20,953	53.2%
Passive Components Group (PCG)	9,606	46.0	14,675	37.3
Electronic Interconnect Group (EIG)	5,534	26.5	3,732	9.5

	$20,876	100.0%	$39,360	100.0%

The decreases in SG and PCG net sales are primarily due to decreases in unit volume. The decreases in volume are primarily due to softness in the global economy and competitive pressures. Deferred revenue for the SG systems increased $16.8 million to $18.5 million at August 30, 2003 compared to $1.7 million at August 31, 2002. The increase in SG deferred revenue is due primarily to shipments of substantially new products. Revenue is deferred on such shipments until acceptance has been received. Deferred revenue for the PCG systems was $0.9 million at August 30, 2003 compared to $1.7 million at August 31, 2002. Reductions in worldwide capacitor pricing and under utilization of production capacities both contributed to continued decreases in sales for the PCG group. The increase in EIG net sales compared to the three months ended August 31, 2002, is due primarily to the higher volume of shipments deferred during the quarter ended August 31, 2002. Deferred revenue of EIG products decreased $3.4 million to $2.3 million at August 30, 2003 from $5.7 million at August 31, 2002.

Net sales by geographic region were as follows (net sales in thousands):

	Quarter Ended

	August 30, 2003		August 31, 2002

	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales

United States	$6,698	32.1%	$9,204	23.4%
Asia	11,406	54.6	27,500	69.9
Europe	2,340	11.2	2,107	5.3
Other	432	2.1	549	1.4

	$20,876	100.0%	$39,360	100.0%

Percentage of net sales in Asia decreased to 54.6% for the quarter ended August 30, 2003 as compared to 69.9% for the quarter ended August 31, 2002. This percentage decline is a result of an increase in revenue deferral of SG products, a substantial portion of which are shipped into the Asian markets.

Gross Profit

Gross profit for the three months ended August 30, 2003 decreased by $11.0 million to $4.8 million as compared to the three months ended August 31, 2002. Gross profit as a percentage of sales, or gross margin, was 23.2% in the first quarter of fiscal year 2004 as compared to 40.3% in the same comparable period in fiscal year 2003. The gross margin decrease was due primarily to reduced production levels to absorb factory overhead and also to product mix. Charges totaling $0.1 million were recorded during the quarter related to our cost management plan that was implemented in the first quarter of fiscal year 2004.

Operating Expenses

Selling, service and administrative expenses were flat at $14.6 million in the first quarter of fiscal 2004 compared to $14.6 million in the first quarter of fiscal year 2003. Included in selling, service and administrative expenses for the first quarter of fiscal year 2004 was $0.7 million of severance and other employee-related expense and $0.1 million of facility consolidation expense. Included in selling, service and administrative expenses in the first quarter of fiscal year 2003 was facility consolidation expense of $0.2 million. Legal and other professional fees related to an audit committee investigation of certain accounting matters, which concluded in July 2003, lawsuits, regulatory filings, and compliance with the Sarbanes-Oxley Act were $2.1 million for the three months ended August 30, 2003. We expect to continue to incur significant legal and other professional fees related to these legal matters throughout fiscal year 2004.

Future operating results are highly dependent upon our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage we continue to invest in research and development. Expenses associated with research, development and engineering decreased $1.9 million to $5.7 million in the first quarter of fiscal year 2004 from $7.6 million in the first quarter of fiscal year 2003. Included in research and development expense in the first quarter of fiscal year 2004 were $0.2 million of severance and other employee-related expenses. We continue to invest in a number of development projects that we believe are important to our future.

Other Income (Expense)

Interest income for the first quarter of fiscal year 2004 was $2.6 million compared to $2.9 million in the first quarter of fiscal year 2003. This decrease is primarily due to lower interest rates earned in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003 on a slightly lower average volume of invested assets.

Interest expense decreased slightly to $1.9 million in the first quarter of fiscal year 2004 from $2.0 million in the first quarter of fiscal year 2003 due to lower outstanding balances on our $150 million aggregate principal amount of 4¼% convertible subordinated notes. In the third quarter of fiscal year 2003, we bought back $5.0 million principal amount of the convertible notes. Annual interest related to the convertible notes totals $6.3 million plus $0.9 million for the accretion of underwriting discounts.

Other net expense of $0.5 million in the first quarter of fiscal year 2004 and $0.4 million in the first quarter of fiscal year 2003 primarily represents realized losses on securities held for sale.

Income Taxes

The income tax rate for the first quarter of fiscal year 2004 was 39.0% compared to 42.1% for the first quarter of fiscal year 2003. The higher tax benefit for the three months ended August 31, 2002 as compared to the statutory federal tax rate is largely a result of tax refunds and the tax benefit related to research and development tax credits.

Net Loss

Net loss for the first quarter of fiscal year 2004 was $9.4 million, or $0.34 per share, compared to a net loss of $3.4 million, or $0.12 per share, in the first quarter of fiscal year 2003.

Liquidity and Capital Resources

At August 30, 2003, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable and restricted securities of $297.7 million and accounts receivable of $32.1 million. At August 30, 2003, we had a current ratio of 8.4:1 and long-term debt of $142.1 million. Working capital decreased slightly to $335.6 million at August 30, 2003 from $340.2 million at May 31, 2003. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Trade receivables decreased $5.1 million to $32.1 million at August 30, 2003 from $37.2 million at May 31, 2003 due to improved collections despite an increase in shipments of $6.6 million to $29.6 million in the first quarter of fiscal year 2004 from $23.0 million in the prior quarter.

Inventory was relatively flat at $42.4 million at August 30, 2003 compared to $42.1 million at May 31, 2003. Increases in work in process were mostly offset by decreases in finished goods.

Assets held for sale of $8.8 million at August 30, 2003 includes $6.4 million for a 60,000 square foot plant on 10 acres of land near Escondido, California, which we are no longer utilizing and $2.4 million for an undeveloped parcel of land in Taiwan. We have contracted with real estate agents to find buyers for these properties and anticipate that we will sell the assets within one year.

Purchases of property, plant and equipment of $0.5 million in the first quarter of fiscal year 2004 were primarily for mold tools at our Klamath Falls facility.

At August 30, 2003 we had $142.1 million recorded on our balance sheet related to our 4 ¼% convertible subordinated notes. The difference between the $145.0 million face value and the $142.1 million balance at August 30, 2003 relates to underwriting discounts, which originally totaled $4.5 million and are being amortized as additional interest expense over the life of the subordinated notes at a rate of $0.9 million per year.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for our fiscal year ended May 31, 2003 as filed with the Securities and Exchange Commission on August 27, 2003.

Recent Accounting Pronouncements

See Note 11 to our consolidated financial statements for a discussion of recent accounting pronouncements.

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

The current economic downturn has resulted in a reduction in demand for our products and significant reductions in our profitability and net sales. We had a net loss of $9.4 million during the first quarter of fiscal year 2004 on net sales of $20.9 million and a net loss of $50.1 million during fiscal year 2003 on net sales of $136.9 million. We cannot assure you that demand for our products will increase. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During any downturn, including the current downturn, it will be difficult for us to maintain our sales levels. As a consequence, to maintain profitability we will need to reduce our operating expenses. However, because there is a lag between actions we take to reduce expense and the actual reductions of the costs, our ability to quickly reduce these fixed operating expenses is limited. Moreover, we may be unable to defer capital expenditures, and we will need to continue to invest in certain areas such as research and development. An economic downturn may also cause us to incur charges related to impairment of assets and inventory write-offs and we may also experience delays in payments from our customers. For example, in the fourth quarter of fiscal 2003, we wrote-down our Klamath Falls, Oregon facility by $9.1 million. The combined effect of asset impairments, inventory write-offs and payment delays could have a significant negative effect on our financial results.

Pending or future litigation could have a material adverse impact on our operating results and financial condition.

In addition to intellectual property litigation, we have been, from time to time, subject to legal proceedings and claims, including a putative securities class action lawsuit and other securities-related litigation. See Part II, Item 1, “Legal Proceedings.”

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

Our management is implementing what it believes to be improvements in our internal control over financial reporting. See Part I, Item 4, “Controls and Procedures.” Nonetheless, future accounting restatements could occur if these controls and procedures prove to be ineffective or for other reasons.

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

Several members of our senior management have joined us since January 2003 and we intend to continue to add new members to our senior management team. Changes in management may be disruptive to our business and negatively impact our operating results and may result in the departure of existing employees or customers. Further, it could take an extended period of time to locate, retain and integrate qualified management personnel.

Our inability to attract and retain sufficient numbers of managerial, financial, engineering and other technical personnel could have a material adverse effect upon our results of operations.

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. The loss of key personnel could have a material adverse effect on our business or results of operations. In April 2003, Barry L. Harmon became our president and chief executive officer with the understanding that we would employ him in that capacity until a successor is hired. Recently, our board of directors decided to commence a search in the second quarter of fiscal year 2004 for a new chief executive officer to succeed Mr. Harmon. It may take longer than anticipated to hire a new chief executive officer. In addition, there are several positions open in our finance department. We are in the process of recruiting highly skilled accounting and financial reporting personnel to fill these finance positions. It could take longer than anticipated, however, to hire and train the appropriately qualified professionals. Moreover, we cannot be certain that the employees hired to fulfill these duties will perform at the level necessary to ensure that our internal controls are not compromised. In addition, we may not be able to retain our key managerial, financial, engineering and technical employees. Our growth may be affected by our ability to hire new managerial personnel, highly skilled and qualified technical personnel, and personnel that can implement and monitor our financial controls and reporting systems. Attracting and retaining qualified personnel is difficult, and our recruiting efforts to attract and retain these personnel may not be successful.

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

Our top ten customers for fiscal year 2003 accounted for approximately 54% of total net sales, with one customer accounting for approximately 16% of total net sales. No other customer in fiscal year 2003 accounted for more than 10% of total net sales. None of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

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

International sales accounted for 67.9% of total net sales for the first quarter of fiscal year 2004, with 54.6% of our net sales to customers in Asia. We expect that international sales will continue to represent a significant percentage of total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

We have established direct sales and service organizations in China, Taiwan, Korea and Singapore. Previously, we sold our products through a network of commission-based sales representatives in these countries. Our shift to a direct sales model in these regions involves risks. For example, we may encounter labor shortages or disputes that could inhibit our ability to effectively sell and market our products. We also are subject to compliance with the labor laws and other laws governing employers in these countries and we will incur additional costs to comply with these regulatory schemes. Additionally we will incur new operating expenses associated with the direct sales organizations, particularly payroll related costs and lease expenses. If amounts saved on commission payments formerly paid to our sales representatives do not offset these expenses, our operating results may be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since we filed our 2003 Annual Report on Form 10-K, with the Securities and Exchange Commission on August 27, 2003.

Item 4. Controls and Procedures

Attached to this quarterly report as exhibit 31.1 and 31.2 are the certifications of our president and chief executive officer and our chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of our quarterly report on Form 10-Q is our disclosure of the conclusions of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures. You should read this disclosure in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our president and chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation and, in part, on changes to our internal control over financial reporting described below, our president and chief executive officer and the chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our president and chief executive officer and our chief financial officer , as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

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

In connection with management’s review of the restatement adjustments and its evaluation of our internal control over financial reporting and our disclosure controls and procedures, management previously noted to the audit committee deficiencies relating to:

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

The independent auditors previously advised the audit committee that these internal control deficiencies constituted reportable conditions and, collectively, a material weakness as defined in statement of auditing standards No. 60. Certain of these internal control weaknesses may also constitute deficiencies in our disclosure controls.

Over the last four months, we have implemented changes to our internal control over financial reporting to correct these weaknesses. During the fiscal quarter, ended August 30, 2003, we have made the following changes in our internal control over financial reporting:

  The performance of additional procedures designed to ensure that these internal control deficiencies did not lead to material misstatements in our consolidated financial statements;
  The appointment of a chief accounting officer;
  Continued review and revision of our processes and procedures for applying revenue recognition policies, including more formalized training of finance, sales, order management and other personnel;
  Continued enhancement of accounting/finance training programs and desk processes and procedures documentation; and 5. Enhanced documentation for all completed systems in the inventory management information system to ensure they are properly accounted for.

We will continue to evaluate the effectiveness of our disclosure controls and our internal control over financial reporting, and will take further action as appropriate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 18, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc., Case No. CV-03-5863 PA (SHx). The lawsuit alleges that ESI infringes three GSI patents: U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization;” U.S. Patent No. 6,337,462, entitled “Laser Processing;” and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site.” These claims relate to our semiconductor yield improvement systems. GSI seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees. On September 2, 2003, GSI filed a First Amended Complaint, which did not change the substantive allegations of patent infringement. By Court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California. The case was re-assigned to a Judge in the Northern District of California and has been renumbered CV-03-04302-MHP. On October 8, 2003, ESI filed its Answer to First Amended Complaint and Counterclaim for Declatory Judgment of Invalidity and Noninfringement Pretrial discovery has not yet begun and no trial date has been set. We intend to defend this action vigorously. It is not possible at this time to reliably estimate any costs that may be incurred in connection with this lawsuit.

Between March 26, 2003 and May 20, 2003, three putative class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender, James T. Dooley, and Joseph L. Reinhart, who are current, and/or former officers and directors of ESI. The complaints were filed on behalf of a purported class of persons who purchased ESI’s common stock between September 17, 2002 and at the latest April 15, 2003. The complaints assert causes of action (and seek unspecified damages) for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act. In particular, the complaints allege that the defendants were involved in making false and misleading statements during the putative class period about ESI’s business, prospects, and operations, all of which resulted in artificially inflating ESI’s stock price. The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs’ consolidated class action complaint is due to be filed on October 10, 2003. In March 2003, our audit committee commenced an investigation into certain accounting matters. As a result of the investigation, which was completed on July 11, 2003, we have restated our financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002. The restated financial statements for these periods are set forth in our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A, each filed August 11, 2003. The consolidated class action complaint had not been filed and discovery had not yet commenced when this report was filed, and we are in the early stages of our assessment of the possible outcomes of this litigation. We expect, however, that the litigation will be costly and will to some degree divert management’s attention from daily operations.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County. The named defendants include certain current and/or former officers and directors of ESI. ESI is named as a “nominal defendant.” The complaints have been consolidated under the name In Re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV. Lead plaintiffs and lead counsel for plaintiffs have been appointed, and a consolidated complaint was filed on September 24, 2003. The consolidated complaint alleges that certain defendants breached fiduciary duties to ESI and were unjustly enriched. The complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock. As filed, the complaints are derivative in nature and do not seek monetary damages from, or the imposition of equitable remedies on, ESI. A special litigation committee of our board of directors, with the assistance of independent legal counsel, is conducting an investigation relating to the allegations asserted in the complaints and intends to seek a stay of the action pending the completion of the committee’s investigation.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
      This list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.
3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.
3.4	2001 Restated Bylaws. Incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2001.
4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended August 30, 2003:

  Dated June 9, 2003 and filed June 10, 2003 pursuant to Item 5., “Other Events,” regarding the termination of James T. Dooley;
  Dated and filed June 23, 2003 pursuant to Item 5., “Other Events,” regarding the election of Richard J. Faubert to our Board of Directors;
  Dated and filed July 15, 2003 pursuant to Item 12., “Results of Operations and Financial Condition,” regarding the completion of the audit committee’s review and our intention to restate our financial statements for the fiscal year ended June 1, 2002 and the quarters ended August 31, 2002 and November 30, 2002 and to revise our previously announced financial results for the quarter ended March 1, 2003;
  Dated July 24, 2003 and filed August 5, 2003 pursuant to Item 5., "Other Events," regarding the election of Frederick A. Ball to our Board of Directors; and
  Dated and filed August 11, 2003 pursuant to Item 12., “Results of Operations and Financial Condition,” regarding the announcement of our restated financial results for our fiscal year ended June 1, 2002 and our fiscal quarters ended August 31, 2002 and November 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated: October 9, 2003	ELECTRO SCIENTIFIC INDUSTRIES, INC.

By /s/ Barry L. Harmon Barry L. Harmon President and Chief Executive Officer (Principal Executive Officer)

By /s/ J. Michael Dodson J. Michael Dodson Senior Vice President of Administration, Chief Financial Officer and Secretary (Principal Financial Officer)

By /s/ Kerry Mustoe Kerry Mustoe Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)