Form 10-Q
period 2003-11-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2004-01-08
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003

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

The number of shares outstanding of the Registrant’s Common Stock at January 5, 2004 was 27,956,465 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 29, 2003	May 31, 2003
Assets
Current assets:
Cash and cash equivalents	$10,812	$18,270
Marketable securities	245,023	224,090
Restricted securities	9,329	9,422
Total cash and securities	265,164	251,782

Trade receivables, net of allowances of $904 and $2,245, respectively	36,999	37,160
Income tax refund receivable	26,343	16,499
Inventories, net	49,053	42,067
Shipped systems pending acceptance	10,014	7,058
Deferred income taxes	14,794	14,794
Assets held for sale	8,842	6,451
Other current assets	2,852	3,445
Total current assets	414,061	379,256

Long-term marketable securities	29,128	53,452
Long-term restricted securities	—	3,018
Total long-term securities	29,128	56,470

Property, plant and equipment, net of accumulated depreciation of $38,858 and $35,091, respectively	35,033	36,592
Deferred income taxes	6,115	5,188
Other assets	8,824	13,796
Total assets	$493,161	$491,302

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,457	$4,395
Accrued liabilities	22,375	21,477
Deferred revenue	19,877	13,222
Total current liabilities	53,709	39,094
Convertible subordinated notes	142,325	141,891
Total liabilities	196,034	180,985

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 authorized; 27,954 and 27,843 shares issued and outstanding, respectively	142,800	140,231
Retained earnings	155,233	169,475
Accumulated other comprehensive income (loss)	(906)	611
Total shareholders’ equity	297,127	310,317
Total liabilities and shareholders’ equity	$493,161	$491,302

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002

Net sales	$45,753	$43,416	$66,629	$82,776
Cost of sales	30,090	40,456	46,126	63,959
Gross profit	15,663	2,960	20,503	18,817

Operating expenses:
Selling, service and administration	13,281	16,551	27,906	31,121
Research, development and engineering	5,416	7,267	11,164	14,912
	18,697	23,818	39,070	46,033
Operating loss	(3,034)	(20,858)	(18,567)	(27,216)

Interest income	1,894	2,681	3,896	5,322
Interest expense	(1,886)	(1,774)	(3,813)	(3,781)
Other expense (income), net	(112)	829	(10)	695
	(104)	1,736	73	2,236
Loss before income taxes	(3,138)	(19,122)	(18,494)	(24,980)
Income tax provision (benefit)	1,737	(6,214)	(4,252)	(8,678)
Net loss	$(4,875)	$(12,908)	$(14,242)	$(16,302)

Net loss per share - basic and diluted	$(0.17)	$(0.47)	$(0.51)	$(0.59)

Weighted average number of shares - basic and diluted	27,931	27,714	27,885	27,682

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	November 29, 2003	November 30, 2002

Cash flows from operating activities:
Net loss	$(14,242)	$(16,302)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,607	5,096
Tax benefit of stock options exercised	218	181
Provision for doubtful accounts	—	129
Loss on disposal of property and equipment	4	260
Deferred income taxes	(919)	174
Changes in operating accounts:
Decrease in trade receivables, net	440	4,623
Increase in income taxes receivable	(9,844)	(3,142)
(Increase) decrease in inventories, net	(5,051)	18,009
Increase in shipped systems pending acceptance	(2,956)	(2,532)
(Increase) decrease in other current assets	617	(2,101)
Increase in current liabilities	7,552	5,389
Increase in deferred revenue	6,655	3,440
Net cash provided by (used in) operating activities	(12,919)	13,224

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,912)	(6,148)
Proceeds from the sale of property, plant and equipment	9	45
Maturity of restricted securities	3,111	2,964
Purchase of securities	(128,954)	(141,997)
Proceeds from sales of securities and maturing securities	130,847	131,793
Increase (decrease) in other assets	9	(1,381)
Net cash provided by (used in) investing activities	3,110	(14,724)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	2,351	1,217
Net cash provided by financing activities	2,351	1,217

Net change in cash and cash equivalents	(7,458)	(283)

Cash and cash equivalents:
Beginning of period	18,270	29,435
End of period	$10,812	$29,152

Supplemental cash flow information:
Cash paid for interest	$3,338	$3,368
Income tax refunds received	1,162	5,152
Cash paid for income taxes	6,498	—

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

These unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these interim statements.  Accordingly, these interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented.  These consolidated condensed financial statements are to be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to current year presentation.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market.  Components of inventories were as follows (in thousands):

	November 29, 2003	May 31, 2003
Raw materials and purchased parts	$30,601	$25,412
Work-in-process	10,828	2,074
Finished goods	7,624	14,581
Total inventories	$49,053	$42,067

Note 3 – Assets Held For Sale

At November 29, 2003, assets held for sale includes a 60,000 square foot plant on 10 acres of land near Escondido, California, which was used to house products included in our Passive Components Group, which group has been moved to our headquarters in Portland, Oregon, and a parcel of land in Taiwan. The Company has contracted with real estate agents to find buyers for these properties and anticipates selling the assets within one year.

The components of net assets held for sale were as follows (in thousands):

	November 29, 2003	May 31, 2003
Land	$5,016	$2,625
Buildings	3,826	3,826
	$8,842	$6,451

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 29, 2003	May 31, 2003
Payroll related	$7,374	$6,562
Warranty	3,743	3,501
Interest payable	2,923	2,781
Accrual for loss on purchase commitments	1,425	2,513
Other	6,910	6,120
	$22,375	$21,477

The accrual for loss on purchase commitments to our vendors decreased $1.1 million to $1.4 million at November 29, 2003 compared to May 31, 2003.  This decrease is a result of payments made to vendors for cancellations of purchase commitments.

Note 5 – Product Warranty

The Company evaluates obligations related to product warranties quarterly.  Products sold are inclusive of a standard one-year warranty. Costs to service the warranty include labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs.  Any cost recoveries from warranties offered by our suppliers covering defective components are also considered.  This data is then used to calculate the warranty reserve based on remaining warranty periods.  If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty reserve could change significantly.  Warranties issued and changes in estimates are recorded as an adjustment to cost of sales.  Accrued warranty is included on the balance sheet as a component of accrued liabilities.

The following is a reconciliation of the changes in the aggregate warranty liability for the six months ended November 29, 2003 (in thousands):

Warranty accrual, May 31, 2003	$3,501
Reductions for warranty payments made	(2,296)
Warranties issued and changes in estimates	2,538
Warranty accrual, November 29, 2003	$3,743

Note 6 – Deferred Revenue

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

The following is a reconciliation of the changes in deferred revenue for the six months ended November 29, 2003 (in thousands).

Deferred Revenue, May 31, 2003	$13,222
Revenue deferred	14,134
Revenue recognized and other	(7,479)
Deferred Revenue, November 29, 2003	$19,877

Note 7 - Earnings Per Share

Due to net losses incurred in each of the three-month and six-month periods ended November 29, 2003 and November 30, 2002, the number of shares outstanding for the calculation of loss per share (“EPS”) was the same for both the basic and diluted calculations.

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

Three Months Ended

Six Months Ended

	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Employee stock options	3,457	4,054	3,528	3,572
Convertible subordinated notes	3,816	3,947	3,816	3,947
	7,273	8,001	7,344	7,519

Note 8 - Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Net loss	$(4,875)	$(12,908)	$(14,242)	$(16,302)
Net unrealized gain (loss) on derivative instruments	(1)	(1)	(5)	13
Foreign currency translation adjustment	59	21	(14)	105
Net unrealized gain (loss) on securities classified as available for sale	10	52	(1,498)	504
Total comprehensive loss	$(4,807)	$(12,836)	$(15,759)	$(15,680)

Note 9 – Stock Based Compensation Plans

 Stock-based compensation plans are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Disclosures of net loss and loss per share are provided as if the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” had been applied in measuring compensation expense.  In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” was issued.  SFAS No. 148 amends SFAS No. 123 for certain transition provisions for companies electing to adopt the fair value method and amends SFAS No. 123 for certain financial statement disclosures, including interim financial statements.

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

	Three Months Ended		Six Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

Net loss, as reported	$(4,875)	$(12,908)	$(14,242)	$(16,302)
Deduct – Recapture of stock-based employee compensation expense related to cancellations included in reported net loss, net of related tax effect	—	—	(144)	—
Add – Stock-based employee compensation expense included in reported net loss, net of related tax effects	41	118	82	118
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,683)	(4,662)	(4,777)	(9,133)
Net loss, pro forma	$(7,517)	$(17,452)	$(19,081)	$(25,317)

Net loss per share – basic and diluted, as reported	$(0.17)	$(0.47)	$(0.51)	$(0.59)
Net loss per share – basic and diluted, pro forma	$(0.27)	$(0.63)	$(0.68)	$(0.91)

The Black-Scholes option pricing model is utilized to measure compensation expense. The following weighted average assumptions were made in calculating the value of all options granted during the periods presented:

		Three Months Ended		Six Months Ended
		November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Risk-free interest rate		3.29%	3.33%	3.38%	3.33%
Expected dividend yield		0%	0%	0%	0%
Expected lives –	All plans except employee stock purchase plan	5.4 years	5.6 years	5.4 years	5.6 years
	Employee Stock purchase plan	1.0 years	1.0 years	1.0 years	1.0 years
Expected volatility		67.58%	69.00%	67.71%	69.00%

Note 10 – Legal Claim

As a result of the Company’s March 2003 announcement that it was reviewing certain accounting matters and would be restating some of its financial statements, between March 26, 2003 and May 20, 2003, three putative class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender (former director, CEO and Chairman of the Board), James T. Dooley (former President and CEO), and Joseph L. Reinhart (former Acting CFO).  The complaints were filed on behalf of a purported class of persons who purchased ESI’s common stock between September 17, 2002 and at the latest April 15, 2003, and alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act.  The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA.  Lead plaintiffs and lead counsel for plaintiffs have been appointed.  Plaintiffs’ consolidated class action complaint (the “Consolidated Complaint”) was filed on October 10, 2003, shortens the putative class to purchasers between September 17, 2002 and March 20, 2003, and adds Donald R. VanLuvanee (ESI’s President and CEO from 1992 until April 2002), John R. Kurdock (ESI’s former VP Operations), and James Lorenz (ESI’s former Corporate Controller) as additional defendants.  The Consolidated Complaint alleges that defendants made false and misleading statements during the putative class period about ESI’s financial condition and performance, business prospects, and operations, artificially inflating ESI’s stock price and leading to the restatement first announced on March 20, 2003.  In March 2003, our Audit Committee commenced an investigation into certain accounting matters.  As a result of the investigation, which was completed on July 11, 2003, the Company has restated its financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002.  The restated financial statements for these periods are set forth in the Company’s annual report on Form 10-K/A and quarterly reports on Form 10-Q/A, each filed August 11, 2003.  Discovery has not yet commenced, and the Company is in the early stages of its assessment of the possible outcomes of this litigation.  The Company expects that the litigation will be costly and will to some degree divert management’s attention from daily operations.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County.  The complaints were consolidated under the name In Re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV.  A consolidated complaint (“Complaint”) was filed on September 24, 2003, and names as defendants James Dooley (former President and CEO), David Bolender (former director, CEO and Chairman), Joseph Reinhart (former Acting CFO), Barry Harmon (director and former President and CEO), and current or former directors W. Arthur Porter, Gerald Taylor, Larry Hansen, Vernon Ryles, Keith Thomson, and Jon Tompkins.  ESI is named as a “nominal defendant.”  The Complaint, which purports to be brought on behalf of ESI, alleges that all defendants breached fiduciary duties owed to ESI, abused their alleged control over ESI, wasted corporate assets, are liable for gross mismanagement, and were unjustly enriched by their conduct.  The Complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock, and attorneys’ fees and costs.  As filed, the Complaint is derivative in nature and does not seek monetary damages from ESI or the imposition of equitable remedies on ESI.  A special litigation committee of the Company’s board of directors, with the assistance of independent legal counsel, is conducting an investigation relating to the allegations asserted in the Complaint and has obtained a stay of the action through February 26, 2004 pending the committee’s investigation.

The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the class action and the derivative lawsuit to advance payment of legal fees and costs incurred by the defendants pursuant to the indemnification agreements and applicable Oregon law.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL).  The lawsuit alleges that our CorrectPlace product and some of its predecessors infringe United States Patent 5,371,690 (the “‘690 patent”), which is owned by Cognex.  The ‘690 patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board.  Cognex seeks injunctive relief, damages, costs and attorneys’ fees.  The Company filed several counterclaims, including one alleging that the ‘690 patent is unenforceable by reason of inequitable conduct and another alleging that Cognex falsely marked certain products with the ‘690 patent.  After the close of discovery, on October 8, 2002, the Company filed a motion for summary judgment of non-infringement.  Cognex filed motions for summary judgment on the issues of unenforceability and mismarking on the same day.  The court denied Cognex’s motion on the issue of unenforceability on April 25, 2003.  The court recently ruled that Cognex may supplement its expert disclosures in certain respects.  The court has not yet determined how this will affect ESI’s pending motion for summary judgment. Cognex’s motion on the issue of false marking is still pending.  Additionally, certain of the Company’s customers have notified the Company that, in the event it is subsequently determined that their use of CorrectPlace infringes any patent, they may seek indemnification from the Company for damages or expenses resulting from this matter.

On August 18, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc. (ESI), Case No. CV-03-5863 PA (SHx).  The lawsuit alleges that ESI infringes three GSI patents:  U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization;” U.S. Patent No. 6,337,462, entitled “Laser Processing;” and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site.”  These claims relate to the Company’s semiconductor yield improvement systems.  GSI seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees.  On September 2, 2003, GSI filed a First Amended Complaint which did not change the substantive allegations of patent infringement.  By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California.  The case was re-assigned to a judge in the Northern District of California and has been renumbered CV-03-04302-MHP.  On October 8, 2003, the Company filed its Answer to First Amended Complaint and Counterclaim for Declaratory Judgment of Invalidity and Noninfringement.  Pretrial discovery has recently begun but no trial date has been set.  The Company intends to defend this action vigorously.  It is not possible at this time to reliably estimate any costs that may be incurred in connection with this lawsuit.

In addition to the legal matters described above, in the ordinary course of business, the Company is involved in various other legal matters and investigations.  In the opinion of management, amounts accrued for awards or assessments in connection with these matters, which specifically excludes the class action lawsuits and related derivative complaints noted above, are management’s best estimate and ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.  The Company cannot reliably estimate the costs related to the class action lawsuits and related derivative complaints at this time.

Note 11 – Restructuring and Cost Management Plans

In fiscal years 2004, 2003 and 2002, restructuring and other cost management plans were announced.

The following table reflects changes in accruals related to these restructuring and cost management activities, which are reflected in the “other” component of accrued liabilities in the accompanying balance sheets, from May 31, 2003 to November 29, 2003 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at November 29, 2003
Facility consolidation costs	$680	424	(432)	$672
Severance and other employee related costs	$50	1,155	(1,195)	$10

Of the $1.6 million expenses charged for the six months ended November 29, 2003, $0.1 million was included in cost of goods sold, $1.3 million was included in selling, service and administrative expenses, and $0.2 million was included in research and development.

Fiscal year 2004 cost management plan

The actions taken in the first six months of fiscal year 2004 resulted in a reduction of 44 employees, impacting all employee groups.  Severance and other employee related charges were approximately $0.9 million

The following table reflects the changes in accruals related to the fiscal 2004 cost management plan from May 31, 2003 to November 29, 2003 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at November 29, 2003
Severance and other employee related costs	$—	932	(922)	$10

Accrued severance will be paid through the third quarter of fiscal year 2004.

Fiscal year 2003 cost management plan

The fiscal year 2003 actions primarily related to relocating the manufacturing of the electronic component product line included in our Passive Components Group, from Escondido, California to the Company’s headquarters in Portland, Oregon.  This action resulted in a reduction of 68 employees and the relocation of 37 employees to our headquarters.  For the six months ended November 29, 2003, severance and other employee-related charges for these activities totaled approximately $0.2 million.  For the three and six months ended November 29, 2003, facilities consolidation costs related to these activities totaled approximately $0.05 million and $0.1 million, respectively.  For both the three months and six months ended November 30, 2002, severance and other employee-related charges for these activities totaled approximately $2.2 million. Facilities consolidation costs related to these activities totaled approximately $1.5 million and $1.6 million for the three and six months ended November 30, 2002, respectively. Fixed asset write-downs totaled approximately $0.5 million for both the three and six months ended November 30, 2002.  As a result of the closure of the California facility, the discontinuance of certain electronic component manufacturing product lines included in our Passive Components Group,  and downward revisions to previously projected product demand, we recorded charges of $6.8 million for the write-down of excess and obsolete inventory, $4.1 million for inventory write-downs related to the discontinuance of certain electronic component manufacturing product lines, and $2.5 million related to open purchase order commitments on excess and obsolete inventory for both the three and six months ended November 30 , 2002.

The following table reflects the changes in accruals related to the fiscal year 2003 cost management plan from May 31, 2003 to November 29, 2003 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at November 29, 2003
Facility consolidation costs	$—	99	(99)	$—
Severance and other employee related charges	$50	223	(273)	$—

Fiscal year 2002 cost management plan

The fiscal year 2002 actions reduced the total work force by 419 employees in June and August 2001, with an additional 97 employees in October 2001.  These reductions impacted all employee groups. The actions also included vacating buildings located in California, Massachusetts, Michigan, Minnesota, and Texas, as well as exiting the mechanical drill business and discontinuing the manufacturing of certain other products.  For the three months and six months ended November 29, 2003, facilities consolidation charges related to these activities totaled approximately $0.2 million and $0.3 million, respectively.  For both the three months and six months ended November 30, 2002, facilities consolidation charges related to these activities totaled approximately $0.1 million.

The following table reflects the changes in our accruals related to the fiscal year 2002 restructuring and cost management plan from May 31, 2003 to November 29, 2003 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at November 29, 2003
Facility consolidation costs	$680	325	(333)	$672

Accrued facility consolidation and lease termination fees will be paid through 2006.

Note 12 - Recent Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51.”  FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE.  This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 is effective for all new VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  Certain disclosures are effective immediately.  We are in the process of assessing the effects of FIN 46, but do not expect its implementation to have a material effect on the Company’s financial position or results of operations.

In May 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (or FASB) finalized revisions to EITF 00-21, Revenue Arrangements with Multiple Deliverables, on which it had reached a consensus in November 2002.  EITF 00-21 addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items.  In addition, consideration should be allocated among the separate units of the accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material effect on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain lease obligations.  The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide high technology manufacturing equipment to the global electronics market. Our customers are primarily manufacturers of semiconductors, passive electronic components and electronic interconnect devices.  Our equipment enables these manufacturers to reduce production costs, increase yields and improve the quality of their products.  The components and devices manufactured by our customers are used in a wide variety of end-use products in primarily the computer and communications industries.

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

In the first quarter of fiscal year 2004, we began to see increases in demand, as evidenced by an increase in orders.  Net orders for the first quarter of fiscal year 2004 were $42.7 million, an increase of 67% compared with $25.5 million in the fourth quarter of fiscal 2003 and an increase of 36% compared with $31.3 million in the first quarter of 2003. Net orders for the second quarter of fiscal year 2004 were $64.9 million, an increase of 52% compared with $42.7 million in the first quarter of fiscal year 2004 and an increase of 46% compared with $44.4 million in the second quarter of fiscal year 2003.  Sequential order growth was primarily driven by new and existing customers in Taiwan and to a lesser extent the United States. The order growth in Taiwan and the United States was partially offset by a decrease in orders in Europe.  Backlog increased to $45.1 million at November 29, 2003 compared to $23.9 million at August 30, 2003 and $11.0 million at June 1, 2003.  We estimate order levels for the third quarter of fiscal year 2004 will be relatively consistent with the second quarter, between $60.0 and $70.0 million.

Results of Operations

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Three Months Ended
	November 29, 2003		November 30 , 2002
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor Group (SG)	$28,137	61%	$20,722	48%
Passive Components Group (PCG)	8,949	20	13,451	31
Electronic Interconnect Group (EIG)	8,667	19	9,243	21
	$45,753	100%	$43,416	100%

	Six Months Ended
	November 29, 2003		November 30 , 2002
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor Group (SG)	$33,873	51%	$41,675	50%
Passive Components Group (PCG)	18,555	28	28,126	34
Electronic Interconnect Group (EIG)	14,201	21	12,975	16
	$66,629	100%	$82,776	100%

Net sales were $45.8 million for the three months ended November 29, 2003 compared to $43.4 million for the three months ended November 29, 2002.  The increase was largely driven by sales in the Semiconductor Group as demand for our products increased due to increased purchases by major DRAM manufacturers to increase capacity and transition to newer technology.  The increase was partially offset by a decline in sales in the Passive Components Group as installed capacity in the passive components markets continued to exceed utilization during the quarter.  Deferred revenue was $19.9 million at November 29, 2003 compared to $8.8 million at November 30, 2002.  The increase in deferred revenue was primarily due to shipments of substantially new products by our Semiconductor Group.  Revenue is deferred on shipments of substantially new products until customer acceptance has been received.  As a result, net sales can vary significantly from quarter to quarter based upon the timing of product delivery and customers' acceptance.  Semiconductor products represent the majority of the November 29, 2003 deferred revenue balance.

Sequentially, net sales for the three months ended November 29, 2003 increased significantly compared to $20.9 million for the three months ended August 30, 2003.  The increase was largely driven by sales in the Semiconductor Group.  Deferred revenue decreased slightly during the quarter compared to $21.7 million at August 30, 2003.

Changes in deferred revenues for the first two quarters of fiscal year 2004 were as follows (in thousands):

	Three Months Ended
	November 29, 2003	August 30, 2003

Beginning balance	$21,684	$13,222
Revenue deferred	8,295	10,439
Revenue recognized and other	(10,102)	(1,977)
Ending balance	$19,877	$21,684

Net sales were $66.6 million for the six months ended November 29, 2003 compared to $82.8 million for the six months ended November 30, 2002, and were significantly impacted by the low volume of sales in the first quarter of fiscal year 2004 of $20.9 million.  Net sales for the six months ended November 29,

2003 were also negatively impacted by increases in deferred revenue for substantially new products pending customer acceptance.

Net sales by geographic region were as follows (net sales in thousands):

	Three Months Ended
	November 29, 2003		November 30 , 2002
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

United States	$6,794	15%	$6,673	15%
Asia	34,567	75	31,563	73
Europe	4,225	9	5,075	12
Other	167	1	105	—
	$45,753	100%	$43,416	100%

	Six Months Ended
	November 29, 2003		November 30 , 2002
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

United States	13,489	20%	15,877	19%
Asia	45,974	69	59,064	71
Europe	6,565	10	7,180	9
Other	601	1	655	1
	$66,629	100%	$82,776	100%

Gross Profit

Gross profit for the three months ended November 29, 2003 increased by $12.7 million to $15.7 million compared to the three months ended November 30, 2002. Gross profit for the three months ended November 30, 2002 includes charges of $13.8 million related to our cost management plans.  Gross profit as a percentage of sales, or gross margin, was 34% in the second quarter of fiscal year 2004 as compared to 7% in the same comparable period in fiscal year 2003. The gross margin increase was due primarily to the inventory write-down charges associated with the cost management plans implemented during the three months ended November 30, 2002.

Sequentially, gross margin of 34% in the second quarter of fiscal year 2004 increased eleven percentage points from 23% in the first quarter of fiscal year 2004 primarily due to a reduction in per unit overhead costs as fixed manufacturing costs were spread over significantly increased production volume.  To a lesser extent, margins improved due to sales mix, as a larger percentage of higher average gross margin semiconductor products were included in net sales during the quarter.  In addition, sequential increases in gross margin were slightly offset by increases in inventory and warranty reserve activity.

Gross profit for the six months ended November 29, 2003 increased by $1.7 million to $20.5 million compared to the six months ended November 30, 2002. Gross profit for the six months ended November 29, 2003 and November 30, 2002 includes $0.1 million and $13.8 million, respectively, of charges related to our cost management plans.

In fiscal years 2002 and 2003 we had $12.5 million and $17.2 million in inventory write-downs and other cost reduction charges, respectively.  The write-downs in fiscal 2002 were primarily related to the discontinuance of our Advanced Packaging Mechanical Drilling product line. The associated inventory was reduced to an estimated recovery value of approximately 5%.  In fiscal 2003 the write-downs related to the following:  the consolidation of our Escondido, California facility into our Portland, Oregon operation, which resulted in a number of discontinued product lines; downward revisions to previously projected product demand; and the discontinuance of certain products associated with our semiconductor product line.

At November 29, 2003, approximately $3.6 million of the items subject to write-down had not yet been disposed of.  We are actively working to dispose of these materials.  These disposals have not materially affected gross margin and are not expected to do so in future quarters because the reduced value of these materials has been substantially reserved for and the current carrying value of the materials has approximated sale or disposal value.

Although up significantly from the prior quarter, gross margins are still below historical levels, primarily due to older inventory which was burdened with higher overhead allocations in previous quarters, selling in the current quarter.  As manufacturing volumes increase, newly manufactured product will be burdened with lower overhead, resulting in higher margins when sold.  As a result, we anticipate gross margins will continue to increase as manufacturing volumes increase.  Product pricing had a minimal effect on the margin fluctuations.

Operating Expenses

Selling, service and administrative expenses decreased $3.3 million to $13.3 million in the second quarter of fiscal 2004 compared to $16.6 million in the second quarter of fiscal year 2003.  The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs.  Included in selling, service and administrative expenses for the second quarter of fiscal year 2004 are charges related to our fiscal year 2004 cost management plan of $0.4 million, which consists of $0.2 million of severance and other employee-related expense and $0.2 million of facility consolidation expense.

As a result of the Escondido consolidation and other cost management plans discussed above, included in selling, service and administrative expenses in the second quarter of fiscal year 2003 were $1.0 million in severance and other employee-related expense, $1.4 million in facility consolidation expense and $0.5million for the write-down of fixed assets.

Legal and other professional fees related to an audit committee investigation of certain accounting matters, which concluded in July 2003, lawsuits, regulatory filings, and compliance with the Sarbanes-Oxley Act were $0.6 million and $2.7 million for the three and six months ended November 29, 2003, respectively.  We expect to continue to incur significant legal and other professional fees related to these legal matters throughout fiscal year 2004.

For the six months ended November 29, 2003, selling, service and administrative expenses decreased $3.2 million to $27.9 million from $31.1 million for the six months ended November 30, 2002.  Included in selling, service and administrative expense for the six months ended November 29, 2003 is $0.8 million in employee severance and other employee-related expenses and $0.4 million in facilities consolidation expenses.  Included in selling, service and administrative expense for the six months ended November 30, 2002 is $1.0 million in employee severance and other employee-related expenses, $1.5 million in facilities consolidation expenses, and $0.5 million for the write-down of fixed assets.  The decrease in selling, service and administrative expense in the first six months of fiscal year 2004 compared to the same period in the prior fiscal year was primarily the result of reduced headcount from the cost management plans implemented during the year

We estimate that quarterly selling, service and administrative expenses could increase in the second half of fiscal year 2004 from second quarter levels as overall increases in sales activities are experienced.

Future operating results are highly dependent upon our ability to maintain a competitive advantage in the products and services we provide.  To protect this advantage we continue to invest in research and development.  Expenses associated with research, development and engineering decreased $1.9 million and $3.7 million, respectively, to $5.4 million and $11.2 million, respectively, for the three and six month periods ended November 29, 2003 compared to $7.3 million and $14.9 million, respectively, for the comparable periods of fiscal year 2003. Included in research and development expenses for the six months ended November 29, 2003 is $0.2 million in severance and other employee-related expenses related to our fiscal year 2004 cost management plan implemented during the first quarter of fiscal 2004.  As a result of the Escondido consolidation and other cost management plans as discussed above, included in research and development expense for both the three and six months ended November 30, 2002 were $0.8 million of severance and other employee-related expenses and $0.1 million of facilities consolidation costs.  The overall decrease in research and development spending during these periods was also the result of the cost management plans as overall headcount was reduced. Research and development spending often fluctuates from quarter to quarter as engineering projects move through their life cycles.  We continue to invest in a number of development projects that we believe are important to our future.

Other Income (Expense)

Interest income for the three and six months ended November 29, 2003 was $1.9 million and $3.9 million, respectively, compared to $2.7 million and $5.3 million, respectively, for the comparable periods of fiscal year 2003.  This decrease is primarily due to lower interest rates earned during the first six months of fiscal year 2004 compared to comparable periods of fiscal year 2003 on a slightly lower average amount of invested assets.

Interest expense for the three and six months ended November 29, 2003 was $1.9 million and $3.8 million, respectively, compared to $1.8 million and $3.8 million, respectively, for the comparable periods of fiscal year 2003.  Interest expense increased slightly during the second quarter of fiscal year 2004 due to a temporary increase in the interest rate of our 4¼% convertible subordinated notes as a result of our not having an effective registration statement on file as a result of the accounting restatement process. The interest rate on the notes is expected to revert back to 4¼% for the remainder of the fiscal year.

Other net expense of $0.1 million in the second quarter of fiscal year 2004 decreased $0.9 million compared to $0.8 million of other net income in the second quarter of fiscal year 2003.  Other net income in the second quarter of fiscal year 2003 was primarily due to legal settlements received during that period.

Income Taxes

The income tax rate for the six months ended November 29, 2003 was 23% compared to 35% for the six months ended November 30, 2002.  The lower tax rate is a result of an improvement in our estimated annual results for fiscal year 2004 compared to the prior fiscal year.

When pre-tax results move between loss and profit positions, the effective income tax rate can change significantly given the relationship of various fixed-dollar income tax deductions to those pre-tax results.  Accordingly, it can be difficult to estimate the actual income tax rate within a narrow percentage range.  Additionally, it is necessary to adjust on a quarterly basis our year-to date actual effective tax rate to our best estimate of the annual effective tax rate.

The income tax provision for the second quarter of fiscal year 2004 was $1.7 million despite recording a pre-tax loss for the quarter.  The year-to date tax benefit for fiscal year 2004 totals $4.3 million on the loss before income taxes of $18.5 million, or a 23% effective tax rate.  The 23% effective tax rate estimated for fiscal year 2004 is less than the 39% tax rate originally estimated in the first quarter.  The 23% tax rate is not reflective of our historical tax rates which have averaged 33% over the past seven years.  Beyond fiscal year 2004, we expect our long-term effective tax rate to be in the 32% to 34% range.

Net Loss

Net loss was $4.9 million ($0.17 per basic and diluted share) and $14.2 million ($0.51 per basic and diluted share), respectively, for the three and six months ended November 29, 2003 compared to $12.9 million ($0.47 per basic and diluted share) and $16.3 million ($0.59 per basic and diluted share), respectively, for the comparable periods of fiscal year 2003.

Financial Condition and Liquidity

At November 29, 2003, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable and restricted securities of $294.3 million and accounts receivable of $37.0 million.  At November 29, 2003, we had a current ratio of 7.7:1 and long-term debt of $142.3 million.  Working capital increased to $360.4 million at November 29, 2003 from $340.2 million at May 31, 2003.  We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Trade receivables decreased $0.2 million to $37.0 million at November 29, 2003 from $37.2 million at May 31, 2003, despite an increase in quarterly net sales of $24.9 million, due to improvement in the linearity of shipments during the quarter, acceleration in customer acceptances of new products, and improved collection efforts.

Inventory was $49.1 million at November 29, 2003 compared to $42.1 million at May 31, 2003.  Increases in inventories are primarily due to additional purchases necessary to support incremental orders.

Assets held for sale of $8.8 million at November 29, 2003 includes $6.4 million for a 60,000 square foot plant on 10 acres of land near Escondido, California, which we are no longer utilizing, and $2.4 million for an undeveloped parcel of land in Taiwan.  We have contracted with real estate agents to find buyers for these properties and anticipate that we will sell the assets within one year.

Purchases of property, plant and equipment of $1.9 million in the first six months of fiscal year 2004 were primarily for machinery at our Klamath Falls facility.

Deferred revenue was $19.9 million at November 29, 2003 compared to $13.2 million at May 31, 2003.  The increase is due to the shipment of substantially new products to a few customers where acceptance criteria had not been met at quarter end.  When these criteria are met with respect to a given shipment, deferred revenue with respect to that shipment will be recognized in sales.

At November 29, 2003 we had $142.3 million recorded on our balance sheet related to our 4¼% convertible subordinated notes.  The difference between the $145.0 million face value and the $142.3 million balance at November 29, 2003 relates to underwriting discounts, which originally totaled $4.5 million and are being amortized as additional interest expense over the life of the subordinated notes at a rate of $0.9 million per year.  Amortization of these discounts is recorded as an increase to long-term debt on the face of the balance sheet.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Refer to Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements, reported in our annual report on Form 10-K for our fiscal year ended May 31, 2003 as filed with the Securities and Exchange Commission on August 27, 2003 for additional information.

Our critical accounting policies and estimates include the following:

•                  Revenue recognition;

•                  Inventory write-downs;

•                  Product warranty reserves;

•                  Allowance for doubtful accounts;

•                  Deferred taxes;

•                  Loss contingencies; and

•                  Long-lived asset valuations.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.”  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally passes to the customer at the time of delivery of the product to a common carrier.  Revenue is recognized upon delivery, provided that acceptance criteria can be demonstrated prior to shipment.  Installation services are not essential to the functionality of the delivered equipment.  Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received.  For multiple element arrangements, we defer the fair value of any undelivered elements until they are delivered.

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

Product Warranty Reserves

We evaluate our obligations related to product warranties quarterly.  We offer a standard one-year warranty to our customers.  Costs include labor to repair the system and replacement parts for defective items, as well as other costs incidental to warranty repairs.  Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered.  This data is then used to calculate the warranty reserve based on remaining warranty periods.  If circumstances change, or if a dramatic change in warranty related incidents occurs, our estimate of the warranty reserve could change significantly.  We record estimated warranties quarterly as an adjustment to cost of sales.  Our warranty expense for the first six months of fiscal year 2004 totaled $2.5 million.

Allowance for Doubtful Accounts

Credit limits are established by reviewing the financial history and stability of each customer.  Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits.  On certain foreign sales, we require letters of credit.  We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors.  When a customer’s account becomes past due, we talk with the customer to determine the cause.  If we determine that the customer will be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information then available.  If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.  We record estimated bad debts quarterly as an increase to selling, service and administrative expense.  At November 29, 2003, our allowance for doubtful accounts totaled $0.9 million and no bad debt expense was recorded for the first six months of fiscal year 2004.

Deferred Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109 “Accounting for Income Taxes,” the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  When management determines that is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.  Should management’s assumptions and expectations be inaccurate, our results of operations and financial condition could be adversely affected in future periods.  At November 29, 2003, our net deferred tax assets totaled $20.9 million, net of a valuation allowance of $2.8 million.

Loss Contingencies

In addition to intellectual property litigation, we have been, from time to time, subject to legal proceedings and claims, including a putative securities class action lawsuit and other securities-related litigation.  See “Part II, Item 1. Legal Proceedings.”

Where we can make a reasonable estimate of the liability relating to pending litigation, we record a liability.  As additional information becomes available, we assess the potential liability and revise estimates as appropriate.  Because of uncertainties relating to litigation, however, the amount of our estimates could be wrong.  Moreover, plaintiffs may not specify an amount of damages sought.  In addition to the direct costs of litigation and the use of cash, pending or future litigation could divert management’s attention and resources from the operation of our business.  Accordingly, our operating results and financial condition could suffer.  At November 29, 2003, we had $1.6 million accrued for anticipated costs related to defending and/or settling current litigation.

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

The most recent economic downturn resulted in a reduction in demand for our products and significant reductions in our profitability and net sales.  We had a net loss of $50.1 million during fiscal year 2003 on net sales of $136.9 million and a net loss of $17.8 million during fiscal 2002 on net sales of $162.9 million.  During any downturn, including the most recent downturn, it is difficult for us to maintain our sales levels.  As a consequence, to maintain profitability we need to reduce our operating expenses.  However, because there is a lag between actions we take to reduce expense and the actual reductions of the costs, our ability to quickly reduce these fixed operating expenses is limited.  Moreover, we may be unable to defer capital expenditures, and we will need to continue to invest in certain areas such as research and development.  An economic downturn may also cause us to incur charges related to impairment of assets and inventory write-offs and we may also experience delays in payments from our customers.  For example, in the fourth quarter of fiscal 2003, we wrote-down our Klamath Falls, Oregon facility by $9.1 million.  The combined effect of asset impairments, inventory write-offs and payment delays could have a significant negative effect on our financial results.

Although we are currently experiencing an increase in demand, we cannot assure you that demand for our products will continue to increase.  Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

Pending or future litigation could have a material adverse impact on our operating results and financial condition.

In addition to intellectual property litigation, we have been, from time to time, subject to legal proceedings and claims, including a putative securities class action lawsuit and other securities-related litigation.  The class action lawsuit alleges that we and six of our current and/or former officers and directors violated the anti-fraud provisions of the securities laws by making false and misleading statements regarding our business prospects and operations.  The other securities-related litigation is a shareholder derivative suit alleging that certain current and/or former officers and directors violated their fiduciary duties to us and were unjustly enriched.  See “Part II, Item 1. Legal Proceedings.”

We have entered into indemnification agreements in the ordinary course of business with our officers and directors and may be obligated throughout the class action and the derivative lawsuits to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the indemnification agreements and applicable Oregon law.  We may also be obligated to indemnify any of those former and/or current directors and officers for judgments and amounts paid in settlement if the person acted in good faith and in a manner reasonably believed to be in or not opposed to our best interests.

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

Our management is implementing what it believes to be improvements in our internal accounting and disclosure controls and procedures.  Nonetheless, future accounting restatements could occur because these controls and procedures prove to be ineffective or for other reasons.

In addition to any governmental investigation, the restatement of our previously issued financial statements may lead to new litigation, may expand the claims and the class periods in pending litigation, and may increase the cost of defending or resolving current litigation.

Our operating results could suffer as we have recently experienced significant changes in our senior management and plan to add new members to our management team.

Since June 2003, we have terminated our President and Chief Executive Officer and one of our Vice Presidents in connection with our internal investigation of accounting matters.  In addition, since September 2002, seven other members of senior management have resigned, including six vice presidents, one of whom was our Chief Financial Officer, and our General Counsel.

We have appointed four new members of senior management since January 2003:  Barry L. Harmon, President and Chief Executive Officer (who was hired with the understanding that ESI would employ him in that capacity until a successor was hired); J. Michael Dodson, Senior Vice President of Administration, Chief Financial Officer and Secretary; Robert Chamberlain, Senior Vice President, Customer Operations; and Kerry Mustoe, Corporate Controller and Chief Accounting Officer.  In April 2003 we appointed Jon D. Tompkins, who is a non-employee director, Chairman of the Board.  Since June 2003 we have added three new independent directors to our board:  Richard J. Faubert, Frederick A. Ball and Robert R. Walker.  In October 2003, two of our directors, David F. Bolender and Vernon B. Ryles, Jr., left the board in accordance with the board’s retirement policy.

On January 7, 2004, we announced the appointment of Nick Konidaris to the position of President and Chief Executive Officer.  Mr. Konidaris will become a member of ESI’s Board of Directors at the time of its January board meeting.  Mr. Konidaris will succeed president and chief executive officer Barry Harmon, who will continue to serve as a member of the Board of Directors.  Mr. Konidaris most recently was President and CEO of Advantest America Corporation, a subsidiary of Advantest Corporation.

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

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel.  The loss of key personnel could have a material adverse effect on our business or results of operations.  In April 2003, Barry L. Harmon became President and Chief Executive Officer of ESI with the understanding that ESI would employ him in that capacity until a successor is hired.  On January 7, 2004, we announced the appointment of Nick Konidaris as Mr. Harmon’s successor.  Our Chief Financial Officer has been in that position since May 2003, and the position of Corporate Controller was vacant from March 2003 until filled in September 2003.  We cannot be certain that the employees hired to fulfill these duties will perform at the level necessary to ensure that our internal controls are not compromised.  In addition, we may not be able to retain our key managerial, financial, engineering and technical employees.  Our growth may be affected by our ability to hire new managerial personnel, highly skilled and qualified technical personnel, and personnel that can implement and monitor our financial controls and reporting systems.  Attracting and retaining qualified personnel is difficult, and our recruiting efforts to attract and retain these personnel may not be successful.

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

We may make acquisitions in the future, and these acquisitions may subject us to risks associated with integrating these businesses into our current business.

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

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products.  From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents.  Competitors or others may assert infringement claims against our customers or us in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others.  For example, Cognex Corporation filed a suit against us alleging that we have infringed on one of its patents.  See Part II, Item.1, “Legal Proceedings.”  If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

International shipments accounted for 80% of net sales for the first six months of fiscal 2004, with 69% of net sales for the first half of fiscal year 2004 to customers in Asia.  We expect that international shipments will continue to represent a significant percentage of net sales in the future.  Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

None of these risks have materially impacted our operations to date.

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

Their greater resources in these areas may enable them to:

•                  Better withstand periodic downturns;

•                  Compete more effectively on the basis of price and technology; and

•                  More quickly develop enhancements to and new generations of products.

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

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the possibility of terrorist attacks, including the potential recurrence of the recent global economic slowdown, the economic consequences of military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce.  In particular, due to these uncertainties we are subject to:

•                  The risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities;

•                  The risk of more frequent instances of shipping delays; and

•                  The risk that demand for our products may not increase or may decrease.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since we filed our 2003 Annual Report on Form 10-K, with the Securities and Exchange Commission on August 27, 2003.

Item 4.  Controls and Procedures

Attached to this quarterly report as exhibit 31.1 and 31.2 are the certifications of our president and chief executive officer and our chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This portion of our quarterly report on Form 10-Q is our disclosure of the conclusions of our management, including our president and chief executive officer and our chief financial officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures.  You should read this disclosure in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our president and chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation and, in part, on changes to our internal control over financial reporting described below, our president and chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our president and chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Since May 31, 2003, we have made improvements to our internal controls over financial reporting to correct these weaknesses.  During the second quarter, ended November 29, 2003, we made the following improvements in our internal controls over financial reporting:

1.               The performance of additional procedures designed to ensure that these internal control deficiencies did not lead to material misstatements in our consolidated financial statements;

2.               Continued review and revision of our processes and procedures for applying revenue recognition policies, including more formalized training of finance, sales, order management and other personnel;

3.               Continued enhancement of accounting/finance training programs and desk processes and procedures documentation; and

4.               Enhanced documentation for all completed systems in the inventory management information system to ensure they are properly accounted for.

We will continue to evaluate the effectiveness of our disclosure controls and our internal controls over financial reporting, and will take further action as appropriate.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As a result of the Company’s March 2003 announcement that it was reviewing certain accounting matters and would be restating some of its financial statements, between March 26, 2003 and May 20, 2003, three putative class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender (former director, CEO and Chairman of the Board), James T. Dooley (former President and CEO), and Joseph L. Reinhart (former Acting CFO).  The complaints were filed on behalf of a purported class of persons who purchased ESI’s common stock between September 17, 2002 and at the latest April 15, 2003, and alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act.  The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA.  Lead plaintiffs and lead counsel for plaintiffs have been appointed.  Plaintiffs’ consolidated class action complaint (the “Consolidated Complaint”) was filed on October 10, 2003, shortens the putative class to purchasers between September 17, 2002 and March 20, 2003, and adds Donald R. VanLuvanee (ESI’s President and CEO from 1992 until April 2002), John R. Kurdock (ESI’s former VP Operations), and James Lorenz (ESI’s former Corporate Controller) as additional defendants.  The Consolidated Complaint alleges that defendants made false and misleading statements during the putative class period about ESI’s financial condition and performance, business prospects, and operations, artificially inflating ESI’s stock price and leading to the restatement first announced on March 20, 2003.  In March 2003, the Company’s Audit Committee commenced an investigation into certain accounting matters.  As a result of the investigation, which was completed on July 11, 2003, the Company has restated its financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002.  The restated financial statements for these periods are set forth in our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A, each filed August 11, 2003.  Discovery has not yet commenced, and the Company is in the early stages of its assessment of the possible outcomes of this litigation.  The Company expects that the litigation will be costly and will to some degree divert management’s attention from daily operations.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County.  The complaints were consolidated under the name In Re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV.  A consolidated complaint (“Complaint”) was filed on September 24, 2003, and names as defendants James Dooley (former President and CEO), David Bolender (former director, CEO and Chairman), Joseph Reinhart (former Acting CFO), Barry Harmon (director and former President and CEO), and current or former directors W. Arthur Porter, Gerald Taylor, Larry Hansen, Vernon Ryles, Keith Thomson, and Jon Tompkins.  ESI is named as a “nominal defendant.”  The Complaint, which purports to be brought on behalf of ESI, alleges that all defendants breached fiduciary duties owed to ESI, abused their alleged control over ESI, wasted corporate assets, are liable for gross mismanagement, and were unjustly enriched by their conduct.  The Complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock, and attorneys’ fees and costs.  As filed, the Complaint is derivative in nature and does not seek monetary damages from ESI or the imposition of equitable remedies on ESI.  A special litigation committee of the Company’s board of directors, with the assistance of independent legal counsel, is conducting an investigation relating to the allegations asserted in the Complaint and has obtained a stay of the action through February 26, 2004 pending the committee’s investigation.

The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the class action and the derivative lawsuit to advance payment of legal fees and costs incurred by the defendants pursuant to the indemnification agreements and applicable Oregon law.

On August 18, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc. (ESI), Case No. CV-03-5863 PA (SHx).  The lawsuit alleges that ESI infringes three GSI patents:  U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization;” U.S. Patent No. 6,337,462, entitled “Laser Processing;” and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site.”  These claims relate to the Company’s semiconductor yield improvement systems.  GSI seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees.  On September 2, 2003, GSI filed a First Amended Complaint which did not change the substantive allegations of patent infringement.  By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California.  The case was re-assigned to a judge in the Northern District of California and has been renumbered CV-03-04302-MHP.  On October 8, 2003, the Company filed its Answer to First Amended Complaint and Counterclaim for Declaratory Judgment of Invalidity and Noninfringement.  Pretrial discovery has recently begun but no trial date has been set.  The Company intends to defend this action vigorously.  It is not possible at this time to reliably estimate any costs that may be incurred in connection with this lawsuit.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL).  The lawsuit alleges that our CorrectPlace product and some of its predecessors infringe United States Patent 5,371,690 (the “‘690 patent”), which is owned by Cognex.  The ‘690 patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board.  Cognex seeks injunctive relief, damages, costs and attorneys’ fees.  The Company filed several counterclaims, including one alleging that the ‘690 patent is unenforceable by reason of inequitable conduct and another alleging that Cognex falsely marked certain products with the ‘690 patent.  After the close of discovery, on October 8, 2002, the Company filed a motion for summary judgment of non-infringement.  Cognex filed motions for summary judgment on the issues of unenforceability and mismarking on the same day.  The court denied Cognex’s motion on the issue of unenforceability on April 25, 2003.  The Court recently ruled that Cognex’s may supplement its expert disclosures in certain respects.  The Court has not yet determined how this will affect ESI’s pending motion for summary judgment.  Cognex’s motion on the issue of false marking is still pending.  Additionally, certain of the Company’s customers have notified the Company that, in the event it is subsequently determined that their use of CorrectPlace infringes any patent, they may seek indemnification from the Company for damages or expenses resulting from this matter.

In addition to the legal matters described above, in the ordinary course of business, the Company is involved in various other legal matters and investigations.  In the opinion of management, amounts accrued for awards or assessments in connection with these matters, which specifically excludes the class action lawsuits and related derivative complaints noted above, are management’s best estimate and ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.  The Company cannot reliably estimate the costs related to the class action lawsuits and related derivative complaints at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders was held on Thursday, October 30, 2003. The following items were approved by the vote indicated:

1.         Keith L. Thomson, Jon D. Tompkins and Richard J. Faubert were re-elected to the Board of Directors for a three-year term and Frederick A. Ball and Robert R. Walker were re-elected to the Board of Directors for a one-year term. W. Arthur Porter, Gerald F. Taylor, Larry L. Hansen and Barry L. Harmon continue as Directors.

	Votes For	Withheld
Keith L. Thompson	23,367,962	1,513,095
Jon D. Tompkins	23,239,375	1,641,682
Richard J. Faubert	23,756,724	1,124,333
Frederick A. Ball	19,105,131	5,775,926
Robert R. Walker	19,576,029	5,305,028

2.         Amendments to the Company’s 2000 Stock Option Incentive Plan were approved.

For	13,713,592
Against	6,748,676
Abstain	86,647
Broker Non-Votes	7,329,209

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
This list is intended to constitute the exhibit index.

	3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.
	3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
	3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.
	3.4	2001 Restated Bylaws. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2001.
4.1

Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

	10.1	2000 Stock Option Incentive Plan, as amended.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	•	Dated and filed September 4, 2003 pursuant to Item 5, “Other Events,” regarding the election of Robert R. Walker to our Board of Directors; and
	•	Dated and filed October 9, 2003 pursuant to Item 12, “Results of Operations and Financial Condition,” regarding the announcement of our financial results for our quarter ended August 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated: January 6, 2004	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ J. Michael Dodson
J. Michael Dodson
Senior Vice President of Administration, Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)