Form 10-Q
period 2004-02-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2004-04-06
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2004

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

The number of shares outstanding of the Registrant’s Common Stock at March 30, 2004 was 28,093,491 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 28, 2004	May 31, 2003
Assets
Current assets:
Cash and cash equivalents	$41,874	$31,017
Marketable securities	221,455	211,343
Restricted securities	6,196	9,422
Total cash and securities	269,525	251,782

Trade receivables, net of allowances of $871 and $2,245, respectively	44,255	37,160
Income tax refund receivable	32,274	16,499
Inventories, net	51,536	42,067
Shipped systems pending acceptance	5,443	7,058
Deferred income taxes	14,794	14,794
Assets held for sale	8,842	6,451
Other current assets	3,238	3,445
Total current assets	429,907	379,256

Long-term marketable securities	25,388	53,452
Long-term restricted securities	—	3,018
Total long-term securities	25,388	56,470

Property, plant and equipment, net of accumulated depreciation of $40,687 and $35,091, respectively	34,657	36,592
Deferred income taxes	5,820	5,188
Other assets	8,623	13,796
Total assets	$504,395	$491,302

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,567	$4,395
Accrued liabilities	20,110	21,477
Deferred revenue	16,620	13,222
Total current liabilities	51,297	39,094
Convertible subordinated notes	142,542	141,891
Total liabilities	193,839	180,985

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 authorized; 28,091 and 27,843 shares issued and outstanding, respectively	145,774	140,231
Retained earnings	165,207	169,475
Accumulated other comprehensive income (loss)	(425)	611
Total shareholders’ equity	310,556	310,317
Total liabilities and shareholders’ equity	$504,395	$491,302

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Feb. 28, 2004	Mar. 1, 2003	Feb. 28, 2004	Mar. 1, 2003

Net sales	$58,770	$31,631	$125,399	$114,407
Cost of sales	35,444	32,175	81,570	96,134
Gross profit	23,326	(544)	43,829	18,273

Operating expenses:
Selling, service and administration	13,502	16,140	41,408	47,261
Research, development and engineering	5,429	5,706	16,593	20,618
	18,931	21,846	58,001	67,879
Operating income (loss)	4,395	(22,390)	(14,172)	(49,606)

Interest income	1,764	2,358	5,660	7,680
Interest expense	(1,786)	(1,810)	(5,599)	(5,591)
Other income (expense), net	(197)	147	(207)	842
	(219)	695	(146)	2,931
Income (loss) before income taxes	4,176	(21,695)	(14,318)	(46,675)
Income tax benefit	(5,798)	(8,706)	(10,050)	(17,384)
Net income (loss)	$9,974	$(12,989)	$(4,268)	$(29,291)

Net income (loss) per share - basic (Note 7)	$0.36	$(0.47)	$(0.15)	$(1.06)

Net income (loss) per share - diluted (Note 7)	$0.34	$(0.47)	$(0.15)	$(1.06)

Weighted average number of shares - basic (Note 7)	28,030	27,782	27,933	27,715

Weighted average number of shares - diluted (Note 7)	32,187	27,782	27,933	27,715

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	February 28, 2004	March 1, 2003

Cash flows from operating activities:
Net loss	$(4,268)	$(29,291)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,942	7,752
Tax benefit of stock options exercised	703	108
Provision for doubtful accounts	101	275
(Gain) loss on disposal of property and equipment	57	(269)
Gain on debt extinguishment	—	(218)
Deferred income taxes	(694)	322
Changes in operating accounts:
(Increase) decrease in trade receivables, net	(6,336)	7,463
Increase in income tax refund receivable	(15,775)	(12,616)
(Increase) decrease in inventories, net	(7,381)	23,717
(Increase) decrease in shipped systems pending acceptance	1,615	(4,712)
(Increase) decrease in other current assets	262	(223)
Increase in current liabilities	7,960	252
Increase in deferred revenue	3,398	7,292
Net cash used in operating activities	(13,416)	(148)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,328)	(8,040)
Proceeds from the sale of property, plant and equipment	9	1,074
Maturity of restricted securities	6,244	6,054
Purchase of securities	(162,534)	(181,798)
Proceeds from sales of securities and maturing securities	179,351	180,237
(Increase) decrease in other assets	(309)	3,438
Net cash provided by investing activities	19,433	965

Cash flows from financing activities:
Purchase of ESI-issued convertible notes	—	(4,676)
Proceeds from exercise of stock options and stock plans	4,840	3,263
Net cash provided by (used in) financing activities	4,840	(1,413)

Net change in cash and cash equivalents	10,857	(596)

Cash and cash equivalents:
Beginning of period	31,017	29,435
End of period	$41,874	$28,839

Supplemental cash flow information:
Cash paid for interest	$6,542	$6,410
Income tax refunds received	2,183	5,604
Cash paid for income taxes	7,087	1,245

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

Note 2 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market.  Components of inventories were as follows (in thousands):

	February 28, 2004	May 31, 2003
Raw materials and purchased parts	$29,076	$25,412
Work-in-process	11,998	2,074
Finished goods	10,462	14,581
Total inventories	$51,536	$42,067

Note 3 – Assets Held For Sale

At February 28, 2004, assets held for sale includes a 60,000 foot plant on 10 acres of land near Escondido, California, formerly used to house products included in our passive components group, which group has been moved to our headquarters in Portland, Oregon, and a parcel of land in Taiwan. The Company has contracted with real estate agents to find buyers for these properties and anticipates selling the assets within one year.  See Note 13 – Subsequent Events.

The components of net assets held for sale were as follows (in thousands):

	February 28, 2004	May 31, 2003
Land	$5,016	$2,625
Buildings	3,826	3,826
	$8,842	$6,451

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28, 2004	May 31, 2003
Payroll related	$6,887	$6,590
Warranty	3,611	3,501
Interest payable	1,264	2,781
Accrual for loss on purchase commitments	540	2,214
Other	7,808	6,391
	$20,110	$21,477

The accrual for loss on purchase commitments to our vendors decreased $1.7 million to $0.5 million at February 28, 2004 compared to May 31, 2003.  This decrease is a result of payments made to vendors for settlement of purchase commitments and reclassification to inventory reserves as materials were received.

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

The following is a reconciliation of the changes in the aggregate warranty liability for the nine months ended February 28, 2004 (in thousands):

Warranty accrual, May 31, 2003	$3,501
Reductions for warranty payments made	(2,726)
Warranties issued and changes in estimates	2,836
Warranty accrual, February 28, 2004	$3,611

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

The following is a reconciliation of the changes in deferred revenue for the nine months ended February 28, 2004 (in thousands).

Deferred Revenue, May 31, 2003	$13,222
Revenue deferred	30,442
Revenue recognized and other	(27,044)
Deferred Revenue, February 28, 2004	$16,620

Note 7 - Earnings Per Share

Following is a reconciliation of basic earnings (loss) per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Three Months Ended February 28, 2004			Three Months Ended March 1, 2003
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Net income (loss) available to common shareholders	$9,974	28,030	$0.36	$(12,989)	27,782	$(0.47)

Diluted EPS
Effect of dilutive stock options	—	341		—	—
Effect of 4 1/4% convertible subordinated notes	1,090	3,816		—	—
Net income (loss) available to common shareholders	$11,064	32,187	$0.34	$(12,989)	27,782	$(0.47)

	Nine Months Ended February 28, 2004			Nine Months Ended March 1, 2003
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Net income (loss) available to common shareholders	$(4,268)	27,933	$(0.15)	$(29,291)	27,715	$(1.06)

Diluted EPS
Effect of dilutive stock options	—	—		—	—
Effect of 4 1/4% convertible subordinated notes	—	—		—	—
Net income (loss) available to common shareholders	$(4,268)	27,933	$(0.15)	$(29,291)	27,715	$(1.06)

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Employee stock options	3,395	3,440	3,072	3,434
Convertible subordinated notes	—	3,816	3,816	3,816
	3,395	7,256	6,888	7,250

Note 8 – Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net income (loss)	$9,974	$(12,989)	$(4,268)	$(29,291)
Net unrealized gain (loss) on derivative instruments	10	(1)	5	12
Foreign currency translation adjustment	108	21	94	126
Net unrealized gain (loss) on securities classified as available for sale	363	163	(1,135)	668
Total comprehensive income (loss)	$10,455	$(12,806)	$(5,304)	$(28,485)

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

No compensation cost has been recognized for stock options granted at fair value on the date of grant or issuance, or for employee share purchase plan (“ESPP”) shares issued at a fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date.  In situations where stock options are granted at less than fair value on the date of the grant, and in accordance with APB 25, total compensation expense is calculated as the difference between the fair value on the date of grant and the stated option exercise price, applied to the number of options affected.  The calculated total compensation expense is included in operating results over the vesting period of the underlying options using the straight-line method.

The Company’s stock option plans allow for grants of stock bonuses, restricted stock or performance-based awards.  For the quarters ended Feb 28, 2004 and March 1, 2003, the company recorded $0.3 million and $0.1 million, respectively, of compensation expense related to restricted stock grants.

Had compensation cost for our stock option and ESPP plans been determined based on the provisions of SFAS No. 123 and No. 148, our net income (loss) and net income (loss) per share would have changed by the amounts shown as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Net income (loss), as reported	$9,974	$(12,989)	$(4,268)	$(29,291)
Deduct – Recapture of stock-based employee compensation expense related to cancellations included in reported net income (loss), net of related tax effect	—	—	(144)	—
Add – Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	226	80	308	198
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,104)	(4,713)	(7,881)	(13,845)
Net income (loss), pro forma	$7,096	$(17,622)	$(11,985)	$(42,938)

Net income (loss) per share – basic, as reported	$0.36	$(0.47)	$(0.15)	$(1.06)
Net income (loss) per share – diluted, as reported	$0.34	$(0.47)	$(0.15)	$(1.06)

Net income (loss) per share – basic, pro forma	$0.25	$(0.63)	$(0.43)	$(1.55)
Net income (loss) per share – diluted, pro forma	$0.22	$(0.63)	$(0.43)	$(1.55)

The Black-Scholes option pricing model is utilized to measure compensation expense. The following weighted average assumptions were made in calculating the value of all options granted during the periods presented:

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Risk-free interest rate	3.25%	3.33%	3.34%	3.35%
Expected dividend yield	0%	0%	0%	0%
Expected lives	5.6 years	5.6 years	5.5 years	5.6 years
Expected volatility	68.35%	69.00%	67.87%	68.92%

The following weighted average assumptions were made in calculating the value of all shares issued under the ESPP during the periods presented:

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Risk-free interest rate	2.47%	3.56%	2.47%	3.56%
Expected dividend yield	0%	0%	0%	0%
Expected lives	1.1 years	1.0 years	1.1 years	1.0 years
Expected volatility	59.39%	68.61%	59.39%	68.61%

Note 10 – Legal Claim

As a result of the Company’s March 2003 announcement that it was reviewing certain accounting matters and would be restating some of its financial statements, between March 26, 2003 and May 20, 2003, three putative class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender (former director, CEO and Chairman of the Board), James T. Dooley (former President and CEO), and Joseph L. Reinhart (former Acting CFO).  The complaints were filed on behalf of a purported class of persons who purchased ESI’s common stock between

September 17, 2002 and at the latest April 15, 2003, and alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act.  The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA.  Lead plaintiffs and lead counsel for plaintiffs have been appointed.  Plaintiffs’ consolidated class action complaint (the “Consolidated Complaint”) was filed on October 10, 2003, shortens the putative class to purchasers between September 17, 2002 and March 20, 2003, and adds Donald R. VanLuvanee (ESI’s President and CEO from 1992 until April 2002), John R. Kurdock (ESI’s former VP Operations), and James Lorenz (ESI’s former Corporate Controller) as additional defendants.  The Consolidated Complaint alleges that defendants made false and misleading statements during the putative class period about ESI’s financial condition and performance, business prospects, and operations, artificially inflating ESI’s stock price and leading to the restatement first announced on March 20, 2003.  In March 2003, our Audit Committee commenced an investigation into certain accounting matters.  As a result of the investigation, which was completed on July 11, 2003, the Company restated its financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002.  The restated financial statements for these periods are set forth in the Company’s annual report on Form 10-K/A and quarterly reports on Form 10-Q/A, each filed August 11, 2003.  Discovery has not yet commenced. The Company expects that the litigation will be costly and will to some degree divert management’s attention from daily operations.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County.  The complaints were consolidated under the name In Re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV.  A consolidated complaint (“Complaint”) was filed on September 24, 2003, and names as defendants James Dooley (former President and CEO), David Bolender (former director, CEO and Chairman), Joseph Reinhart (former Acting CFO), Barry Harmon (director and former President and CEO), and current or former directors W. Arthur Porter, Gerald Taylor, Larry Hansen, Vernon Ryles, Keith Thomson, and Jon Tompkins.  ESI is named as a “nominal defendant.”  The Complaint, which purports to be brought on behalf of ESI, alleges that all defendants breached fiduciary duties owed to ESI, abused their alleged control over ESI, wasted corporate assets, are liable for gross mismanagement, and were unjustly enriched by their conduct.  The Complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock, and attorneys’ fees and costs.  As filed, the Complaint is derivative in nature and does not seek monetary damages from ESI or the imposition of equitable remedies on ESI.  A special litigation committee of the Company’s board of directors, with the assistance of independent legal counsel, is conducting an investigation relating to the allegations asserted in the Complaint and has obtained a stay of the action to April 12, 2004 pending the committee’s investigation.

The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the class action and the derivative lawsuit to advance payment of legal fees and costs incurred by the defendants pursuant to the indemnification agreements and applicable Oregon law.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL).  The lawsuit alleges that our CorrectPlace product and some of its predecessors infringe United States Patent 5,371,690 (the “‘690 patent”), which is owned by Cognex.  The ‘690 patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board.  Cognex seeks injunctive relief, damages, costs and attorneys’ fees.  The Company filed several counterclaims, including one alleging that the ‘690 patent is unenforceable by reason of inequitable conduct and another alleging that Cognex falsely marked certain products with the ‘690 patent.  After the close of discovery, on October 8, 2002, the Company filed a motion for summary judgment of non-infringement.  Cognex filed motions for summary judgment on the issues of unenforceability and mismarking on the same day.  The court denied Cognex’s motion on the issue of unenforceability on April 25, 2003.  The court subsequently allowed Cognex to supplement its expert disclosures in certain respects.   ESI renewed its motion for summary judgment of non-infringement on March 26, 2004.  Cognex’s motion on the issue of false marking is still pending.   Additionally, certain of the Company’s customers have notified the Company that, in the event it is subsequently determined that their use of CorrectPlace infringes any patent, they may seek indemnification from the Company for damages or expenses resulting from this matter.

On August 18, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc. (ESI), Case No. CV-03-5863 PA (SHx).  The lawsuit alleges that ESI infringes three GSI patents:  U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization;” U.S. Patent No. 6,337,462, entitled “Laser Processing;” and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site.”  These claims relate to the Company’s semiconductor yield improvement systems.  GSI seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees.  On September 2, 2003, GSI filed a First Amended Complaint which did not change the substantive allegations of patent infringement.  By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California.  The case was re-assigned to a judge in the Northern District of California and has been renumbered CV-03-04302-MHP.  On October 8, 2003, the Company filed its Answer to First Amended Complaint and Counterclaim for Declaratory Judgment of Invalidity and Noninfringement.  Pretrial discovery has recently begun.  A trial date has been set for July 19, 2005.  The Company intends to defend this action vigorously.  It is not possible at this time to reliably estimate any costs that may be incurred in connection with this lawsuit.

In addition to the legal matters described above, in the ordinary course of business, the Company is involved in various other legal matters and investigations.  In the opinion of management, amounts accrued for awards or assessments in connection with these matters, which specifically excludes the class action lawsuits and related derivative complaints noted above, are management’s best estimate and ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.  The Company cannot reliably estimate the costs related to the class action lawsuits and related derivative complaints at this time; however, to the extent developments in the litigation result in the Company being able to estimate such costs, the Company will accrue for the estimated liability.

Note 11 – Restructuring and Cost Management Plans

In fiscal years 2004, 2003 and 2002, restructuring and other cost management plans were announced.

The following table reflects changes in accruals related to these restructuring and cost management activities, which are reflected in the “other” component of accrued liabilities in the accompanying balance sheets, from May 31, 2003 to February 28, 2004 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at February 28, 2004
Facility consolidation costs	$680	537	(665)	$552
Severance and other employee related costs	$50	1,350	(1,400)	$—

Of the $1.9 million expenses charged for the nine months ended February 28, 2004, $0.1 million was included in cost of goods sold, $1.6 million was included in selling, service and administrative expenses, and $0.2 million was included in research and development.

Fiscal year 2004 cost management plan

The actions taken in the first nine months of fiscal year 2004 resulted in a reduction of 67 employees, impacting all employee groups.  Severance and other employee related charges were approximately $1.0 million.

The following table reflects the changes in accruals related to the fiscal 2004 cost management plan from May 31, 2003 to February 28, 2004 (in thousands):

	Balance at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balance at February 28, 2004
Severance and other employee related costs	$—	993	(993)	$—

Fiscal year 2003 cost management plan

The fiscal year 2003 actions primarily related to relocating the manufacturing of the electronic component product line included in our passive components group from Escondido, California to the Company’s headquarters in Portland, Oregon.  This action resulted in a reduction of 68 employees and the relocation of 37 employees to our headquarters.  For the three months and nine months ended February 28, 2004, severance and other employee-related charges for these activities totaled approximately $0.1 million and $0.4 million, respectively.  For the three and nine months ended February 28, 2004, facilities consolidation costs related to these activities totaled approximately $0.1 million and $0.2 million, respectively.   For the three months and nine months ended March 1, 2003, severance and other employee-related charges for these activities totaled approximately $1.7 million and $3.9 million, respectively. Facilities consolidation costs related to these activities totaled approximately $0.9 million and $2.5 million for the three and nine months ended March 1, 2003, respectively. Fixed asset write-downs totaled approximately $0.4 million and $0.8 million for the three and nine months ended March 1, 2003, respectively.  As a result of the closure of the California facility, the discontinuance of certain electronic component manufacturing product lines included in our passive components group,  and downward revisions to previously projected product demand, we recorded charges of $6.8 million for the write-down of excess and obsolete inventory, $4.1 million for inventory write-downs related to the discontinuance of certain electronic component manufacturing product lines,  $2.5 million related to open purchase order commitments on excess and obsolete inventory, and $1.8 million in inventory write-downs and long term asset impairments related to the discontinuance of certain other product lines, and a $0.2 million gain on the disposal of equipment for the nine months ended March 1 , 2003.  For the three months ended March 1, 2003, we recorded $1.8 million in inventory write-downs and long term asset impairments related to the discontinuance of certain other product lines, offset by a $0.2 million gain on the disposal of equipment.

The following table reflects the changes in accruals related to the fiscal year 2003 cost management plan from May 31, 2003 to February 28, 2004 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at February 28, 2004
Facility consolidation costs	$—	179	(179)	$—
Severance and other employee related charges	$50	357	(407)	$—

Fiscal year 2002 cost management plan

The fiscal year 2002 actions reduced the total work force by 419 employees in June and August 2001, with an additional 97 employees in October 2001.  These reductions impacted all employee groups. The actions also included vacating buildings located in California, Massachusetts, Michigan, Minnesota, and Texas, as well as exiting the mechanical drill business and discontinuing the manufacturing of certain other products.  For the nine months ended February 28, 2004, facilities consolidation charges related to these activities totaled approximately $0.4 million.  For the three months and nine months ended March 1, 2003, facilities consolidation charges related to these activities totaled approximately $0.3 million and $0.4 million, respectively.

The following table reflects the changes in our accruals related to the fiscal year 2002 restructuring and cost management plan from May 31, 2003 to February 28, 2004 (in thousands):

	Balance at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balance at February 28, 2004
Facility consolidation costs	$680	358	(486)	$552

Accrued facility consolidation and lease termination fees will be paid through 2006.

Note 12 - Recent Accounting Pronouncements

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which superceded Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101).  SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.”  Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, “Revenue Recognition.”  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (FASB) approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity.  It requires financial instruments that fall within its scope to be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and it is effective for pre-existing financial instruments, as of July 1, 2003.   We do not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption did not have any effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts.  In general, the amendments require contracts with comparable characteristics to be accounted for similarly.  In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative instrument must be given special reporting treatment in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51.”  FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE.  This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 is effective for all new VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  Certain disclosures are effective immediately.  The Company does not hold any variable interest entities, and therefore, the adoption of FIN 46 did not have any effect on the Company’s financial position or results of operations.

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

Note 13 – Subsequent Events

On March 30, 2004 the Company sold a 60,000 square foot plant on 10 acres of land near Escondido, California.  The asset, which is included in assets held for sale at February 28, 2004, had a book value of $6.5 million.  Net proceeds from the sale of this asset were $6.6 million, resulting in a $0.1 million gain.

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

We operate within one segment, high technology manufacturing equipment, which is comprised of three product groups: the semiconductor group, the passive components group and the electronic interconnect group.  The semiconductor group supplies laser processing systems to improve the yield for advanced integrated circuits as well as vision subsystems for original equipment manufacturers (OEMs).  High-speed test and termination equipment used in the high-volume production of multi-layer ceramic passives (MLCPs) and other passive electronic components as well as advanced laser systems used to fine tune electronic components and circuitry are produced by our passive components group.  Products within the electronic interconnect group include a family of laser drilling systems for production of high-density interconnect (HDI) circuit boards and advanced electronic packaging.

In fiscal 2001, the electronics industry, and in particular the semiconductor subset of this industry, was at the peak of an extended period of expansion.  During fiscal year 2002, the slowing worldwide demand for electronics and semiconductors resulted in a rapid decline in demand for manufacturing equipment.  This sudden and steep decline in demand for manufacturing equipment continued to deepen throughout fiscal 2003.

In response to this prolonged and continuing downturn, we initiated plans to better align our infrastructure and operating costs with expected business conditions.  These plans have included discontinuing certain products, consolidating facilities, relocating employees, reducing headcount, freezing salaries and wages and reducing discretionary spending.

In the first two quarters of fiscal year 2004 we began to see increases in demand, as evidenced by an increase in orders.  Orders increased from $25.5 million in the fourth quarter of fiscal year 2003 to $42.7 million and $64.9 million in the first and second quarters of fiscal year 2004, respectively. This order growth was primarily driven by an increase in orders for products from our semiconductor group.  During the third quarter of fiscal year 2004, overall order activity declined slightly to $61.2 million as orders slowed for products from our semiconductor and electronic interconnect groups, partially offset by a strong increase in orders for products from our passive component group. Shipments increased 27% this quarter over the second quarter of fiscal year 2004.  Despite the increase in shipments from last quarter, backlog increased $5.7 million to $50.8 million at the end of the third quarter of fiscal year 2004 compared to $45.1 million in the prior quarter, as the level of orders remains strong.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.3	101.7	65.0	84.0
Gross margin	39.7	(1.7)	35.0	16.0
Selling, service, and administrative	23.0	51.0	33.0	41.3
Research, development and engineering	9.2	18.1	13.3	18.1
Operating income (loss)	7.5	(70.8)	(11.3)	(43.4)
Total other income (expense), net	(0.4)	2.2	(0.1)	2.6
Income (loss) before taxes	7.1	(68.6)	(11.4)	(40.8)
Income tax benefit	(9.9)	(27.5)	(8.0)	(15.2)
Net income (loss)	17.0%	(41.1)%	(3.4)%	(25.6)%

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Three Months Ended
	February 28, 2004		March 1 , 2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor Group (SG)	$37,068	63%	$15,218	48%
Passive Components Group (PCG)	12,562	21	10,120	32
Electronic Interconnect Group (EIG)	9,140	16	6,293	20
	$58,770	100%	$31,631	100%

	Nine Months Ended
	February 28, 2004		March 1 , 2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor Group (SG)	$70,941	57%	$56,893	50%
Passive Components Group (PCG)	31,117	25	38,246	33
Electronic Interconnect Group (EIG)	23,341	18	19,268	17
	$125,399	100%	$114,407	100%

Net sales for the third quarter of fiscal year 2004 were $58.8 million, up 28% from $45.8 million in the prior quarter and up 86% from $31.6 million in the third quarter of last fiscal year.  Both the sequential and comparative increases continue to be primarily driven by sales in the semiconductor group to major DRAM manufacturers purchasing our products in order to increase capacity and transition to newer technology, complimented by moderate increases in our other markets.  Deferred revenue was $16.6 million at February 28, 2004 compared to $12.6 million at March 1, 2003.  The increase in deferred revenue was primarily due to an increased level of shipments of substantially new products by our semiconductor group.  Revenue is deferred on shipments of substantially new products until customer acceptance has been received.  As a result, net sales can vary significantly from quarter to quarter based upon the timing of product delivery and customers’ acceptance.  Semiconductor products represent the majority of the February 28, 2004 deferred revenue balance.

Changes in deferred revenues for the first three quarters of fiscal year 2004 were as follows (in thousands):

	Three Months Ended
	February 28, 2004	November 29, 2003	August 30, 2003

Beginning balance	$19,877	$21,684	$13,222
Revenue deferred	11,708	8,295	10,439
Revenue recognized and other	(14,965)	(10,102)	(1,977)
Ending balance	$16,620	$19,877	$21,684

Net sales were $125.4 million for the nine months ended February 28, 2004 compared to $114.4 million for the nine months ended March 1, 2003, an increase of 10%.  This increase is consistent with increased demand in all of our product groups described above, but was negatively impacted by the low volume of sales in the first quarter of fiscal year 2004 of $20.9 million and to a lesser degree by increases in deferred revenue for substantially new products pending customer acceptance.

Net sales by geographic region were as follows (net sales in thousands):

	Three Months Ended
	February 28, 2004		March 1, 2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

United States	$11,901	20%	$7,391	23%
Asia	40,680	69	16,794	53
Europe	5,937	10	6,964	22
Other	252	1	482	2
	$58,770	100%	$31,631	100%

	Nine Months Ended
	February 28, 2004		March 1, 2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

United States	25,390	20%	23,268	20%
Asia	86,654	69	75,858	66
Europe	12,502	10	14,144	13
Other	853	1	1,137	1
	$125,399	100%	$114,407	100%

Gross Profit

Gross profit for the three months ended February 28, 2004 increased by $23.9 million to $23.3 million compared to the three months ended March 1, 2003. The negative gross profit for the three months ended March 1, 2003 includes inventory write-down and other cost reduction charges of $2.0 million related to our cost management plans.  Gross profit as a percentage of sales, or gross margin, was 40% in the third quarter of fiscal year 2004 as compared to negative 2% in the comparable period in fiscal year 2003.   The negative gross margin for the three months ended March 1, 2003 was a result of low utilization of factory capacity, product mix, downward pricing pressures and the inventory write-down charges discussed above.

Sequentially, gross margin of 40% in the third quarter of fiscal year 2004 increased six percentage points from 34% in the second quarter of fiscal year 2004 primarily due to a reduction in per unit overhead costs as fixed manufacturing costs were spread over significantly increased production volume.

Gross profit for the nine months ended February 28, 2004 increased by $25.6 million to $43.8 million compared to the nine months ended March 1, 2003. Gross profit for the nine months ended February 28,

2004 and March 1, 2003 includes $0.1 million and $15.9 million, respectively, of charges related to cost management plans.

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

At February 28, 2004, approximately $3.4 million of the items subject to write-down had not yet been disposed of.  We are actively working to dispose of these materials.  These disposals have not materially affected gross margin and are not expected to do so in future quarters because the reduced value of these materials has been substantially reserved for and the current carrying value of the materials has approximated sale or disposal value.

Although gross margins have increased steadily over the last four quarters, they are still below historical levels achieved in fiscal year 2002 and previously.  When older inventories with higher assigned overhead allocations are sold gross margin rates are negatively impacted. As manufacturing volumes increase, newly manufactured product will be burdened with lower overhead, positively impacting margin rates when sold.   As a result, we anticipate gross margins will increase as manufacturing volumes increase and as processing and procurement efficiencies are improved.  Product pricing had a minimal effect on the margin fluctuations.

Operating Expenses

Selling, Service and Administrative expenses

Selling, service and administrative expenses decreased $2.6 million to $13.5 million in the third quarter of fiscal 2004 compared to $16.1 million in the third quarter of fiscal year 2003.  The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs.  Included in the three months ended February 28, 2004 and March 1, 2003 are $0.3 million and $2.6 million of charges related to our cost management plans, respectively.  Also included in the three months ended February 28, 2004 are $0.7 million in legal and other professional fees related to the 2003 audit committee investigation, ongoing securities litigation, and regulatory filings.  The decrease in selling, service and administrative expenses of $2.6 million as compared to the same quarter of the prior fiscal year is primarily a result of the $2.3 million decrease in cost management plan charges, $1.0 million is attributed to reduced headcount and administrative spending, offset by the $0.7 million in legal and other professional fees incurred this quarter as described above.

Charges during the third quarter of fiscal year 2004 related to our cost management plans of $0.3 million include $0.2 million of severance and other employee-related expense and $0.1 million of facility consolidation expense.  As a result of the Escondido consolidation and other cost management plans discussed above, included in selling, service and administrative expenses in the third quarter of fiscal year 2003 were $1.2 million in severance and other employee-related expense, $1.0 million in facility consolidation expense and $0.4 million for the write-down of fixed assets for a total of $2.6 million in cost management plan charges.  We expect charges associated with our cost management plans in the fourth quarter of fiscal year 2004 to be consistent with third quarter of fiscal year 2004 levels.

Legal and other professional fees related to the 2003 audit committee investigation, ongoing securities litigation, and related regulatory filings, were $0.7 million and $3.4 million for the three and nine months ended February 28, 2004, respectively.  We expect to continue to incur significant legal and other professional fees related to the ongoing securities litigation throughout fiscal year 2004.

For the nine months ended February 28, 2004, selling, service and administrative expenses decreased $5.9 million to $41.4 million from $47.3 million for the nine months ended March 1, 2003.  Included in selling, service and administrative expense for the nine months ended February 28, 2004 are $1.1 million in employee severance and other employee-related expenses and $0.5 million in facilities consolidation expenses for a total of $1.6 million in cost management plans charges.  For the nine months ended March 1, 2003, $5.5 million of charges were incurred consisting of $2.2 million in employee severance and other employee-related expenses, $2.5 million in facilities consolidation expenses, and $0.8 million for the write-down of fixed assets.  The remainder of the decrease in selling, service and administrative expense in the first nine months of fiscal year 2004 compared to the same period in the prior fiscal year was primarily the result of reduced expenses related to our cost management plans implemented during the year.

We estimate that quarterly selling, service and administrative expenses could increase in the fourth quarter of fiscal year 2004 from third quarter levels as overall increases in sales activities are experienced.

Research, Development and Engineering Expenses

Expenses associated with research, development and engineering totaled $5.4 million for the three months ended February 28, 2004, representing a $0.3 million decrease in expenses from the same period of fiscal year 2003.  Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. This comparative decrease resulted from $0.2 million of severance and other employee-related expenses included in the three months ended March 1, 2003 as well as $0.1 million in expense reductions generated by previous headcount reductions.  The $0.2 million severance and other employee-related expenses relate to the Escondido consolidation and cost management plans discussed above.

Expenses for the nine months ended February 28, 2004 were $16.6 million, representing a $4.0 million decrease from expenses of $20.6 million for the nine months ended March 1, 2003.  Included in research and development expenses for the nine months ended February 28, 2004 is $0.2 million in severance and other employee-related expenses related to our fiscal year 2004 cost management plan implemented during the first quarter of fiscal 2004.  For the nine months ended March 1, 2003, these expenses included $1.1 million of severance and other employee-related expenses and $0.1 million of facilities consolidation costs for a total of $1.2 million.  Excluding these charges, the overall decrease in research and development spending was $3.0 million during these periods and can be attributed to overall headcount reductions as well as spending fluctuations. Research and development spending often fluctuates from quarter to quarter as engineering projects move through their life cycles.  We continue to invest in development projects that we believe are important to our future.

Other Income (Expense)

Interest income for the three and nine months ended February 28, 2004 was $1.8 million and $5.7 million, respectively, compared to $2.4 million and $7.7 million, respectively, for the comparable periods of fiscal year 2003.  This decrease is primarily due to lower interest rates earned during the first nine months of fiscal year 2004 compared to comparable periods of fiscal year 2003 on a slightly lower average amount of invested assets.

Interest expense for the three and nine months ended February 28, 2004 was $1.8 million and $5.6 million, respectively, and approximately equivalent to interest expense for the comparable periods of fiscal year 2003.

Other net expense of $0.2 million in the third quarter of fiscal year 2004 increased $0.3 million compared to $0.1 million of other net income in the third quarter of fiscal year 2003.  Other net income in the third quarter of fiscal year 2003 included a $0.2 million gain related to the repurchase of $5.0 million principal amount of our 4 ¼% convertible subordinated notes due 2006.  For the nine months ended February 28, 2004, other net expense of $0.2 million increased $1.0 million when compared with $0.8 million other net income at March 1, 2003.  Other net income of $0.8 million for the same nine months of fiscal year 2003 included $0.6 million in legal settlements, $0.2 million gain related to the repurchase of convertible subordinated notes as mentioned above, $0.4 million gain on sale of securities held for sale, offset by $0.1 million loss in foreign exchange transactions and $0.3 million in bank fees.  For the nine months ended February 28, 2004, other net expense of $0.2 million included $0.1 million gain on the sale of securities offset by $0.3 million in bank fees.

Income Taxes

The income tax benefit rate for the nine months ended February 28, 2004 was 70% compared to 37% for the nine months ended March 1, 2003.  The higher tax benefit in fiscal year 2004 is a result of the inclusion of certain export tax incentives and increased research and development tax credits for the current and prior periods, as a result of tax returns filed in the current year.

When pre-tax results move between loss and profit positions, the effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax earnings.  Accordingly, it can be difficult to estimate the actual income tax rate within a narrow percentage range.

The income tax benefit for the third quarter of fiscal year 2004 was $5.8 million despite recording pre-tax income for the quarter.  The year-to-date tax benefit for fiscal year 2004 totals $10.1 million on the loss before income taxes of $14.3 million. The resulting 70% benefit rate, which includes the impact of the tax incentive and credits described above, is not indicative of the tax rate expected for either the fourth quarter or for the fiscal year 2004.  We currently estimate that the tax rate for the fourth quarter of fiscal year 2004 will be approximately 38% applied to pretax earnings.  Our historical effective tax rates have averaged 33% over the past seven years, and we anticipate a return to a tax rate range of 32% to 34% in fiscal year 2005.   In addition, as various outstanding state and federal tax examinations of prior years are finalized and our tax positions associated with those periods are closed, we could potentially record substantial tax adjustments in future periods.

Net Income (Loss)

Net income was $10.0 million ($0.36 per basic share and $0.34 per diluted share) for the three months ended February 28, 2004 compared to net loss of $13.0 million ($0.47 per basic and diluted share) for the three months ended March 1, 2003.  For the nine months ended February 28, 2004 net loss was $4.3 million ($0.15 per basic and diluted share) compared to net loss of $29.3 million ($1.06 per basic and diluted share) for the same period of the prior fiscal year.

Financial Condition and Liquidity

At February 28, 2004, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable and restricted securities of $294.9 million and accounts receivable of $44.3 million.  At February 28, 2004, we had a current ratio of 8.4:1 and long-term debt of $142.5 million.  Working capital increased to $378.6 million at February 28, 2004 from $340.2 million at May 31, 2003.  We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Trade receivables increased $7.1 million to $44.3 million at February 28, 2004 from $37.2 million at May 31, 2003 primarily because of an increase in quarterly net sales over the last two quarters.

Inventory was $51.5 million at February 28, 2004 compared to $42.1 million at May 31, 2003.  Increases in inventories are primarily due to additional purchases necessary to support incremental increases in order volume.

Assets held for sale of $8.8 million at February 28, 2004 includes $6.4 million for a 60,000 square foot plant on 10 acres of land near Escondido, California, which we are no longer utilizing, and $2.4 million for an undeveloped parcel of land in Taiwan.  On March 30, 2004 the Company sold the 60,000 square foot plant on 10 acres of land near Escondido, California.  The asset, which is included in assets held for sale at February 28, 2004, had a book value of $6.5 million.  Net proceeds from the sale of this asset were $6.6 million, resulting in a $0.1 million gain.  We have contracted with a real estate agent to find a buyer for the property in Taiwan and anticipate that we will sell the asset within one year.

Purchases of property, plant and equipment of $3.3 million in the first nine months of fiscal year 2004 were primarily for machinery at our Klamath Falls facility.

Deferred revenue was $16.6 million at February 28, 2004 compared to $13.2 million at May 31, 2003.  The increase is due to the shipment of substantially new products to a few customers where acceptance criteria had not been met at quarter end.  When these criteria are met with respect to a given shipment, deferred revenue with respect to that shipment will be recognized in sales.

At February 28, 2004 we had $142.5 million recorded on our balance sheet related to our 4¼% convertible subordinated notes.  The difference between the $145.0 million face value and the $142.5 million balance at February 28, 2004 relates to underwriting discounts, which originally totaled $4.5 million and are being amortized as additional interest expense over the life of the subordinated notes at a rate of $0.9 million per year.    Amortization of these discounts is recorded as an increase to long-term debt on the face of the balance sheet.

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

Our critical accounting policies and estimates include the following:

•                  Revenue recognition;

•                  Inventory write-downs;

•                  Product warranty reserves;

•                  Allowance for doubtful accounts;

•                  Income tax benefits, expenses and deferred taxes;

•                  Loss contingencies; and

•                  Long-lived asset valuations.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.”  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier.  Revenue is recognized upon delivery, provided that acceptance criteria can be demonstrated prior to shipment.  Installation services are not essential to the functionality of the delivered equipment.  Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received.  For multiple element arrangements, we defer the fair value of any undelivered elements until they are delivered.

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

Product Warranty Reserves

We evaluate our obligations related to product warranties quarterly.  We offer a standard one-year warranty to our customers.   Costs include labor to repair the system and replacement parts for defective items, as well as other costs incidental to warranty repairs.  Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered.  This data is then used to calculate the warranty reserve based on remaining warranty periods.  If circumstances change, or if a dramatic change in warranty related incidents occurs, our estimate of the warranty reserve could change significantly.   We record estimated warranties quarterly as an adjustment to cost of sales.  Our warranty expense for the first nine months of fiscal year 2004 totaled $2.8 million.

Allowance for Doubtful Accounts

Credit limits are established by reviewing the financial history and stability of each customer.  Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits.  On certain foreign sales, we require letters of credit.  We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors.  When a customer’s account becomes past due, we talk with the customer to determine the cause.  If we determine that the customer will be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information then available.  If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.  We record estimated bad debts quarterly as an increase to selling, service and administrative expense.  At February 28, 2004, our allowance for doubtful accounts totaled $0.9 million and bad debt expense for the first nine months of fiscal year 2004 was $0.1 million.

Deferred Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109 “Accounting for Income Taxes,” the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  When management determines that is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.  Should management’s assumptions and expectations be inaccurate, our results of operations and financial condition could be adversely affected in future periods.  At February 28, 2004, our net deferred tax assets totaled $20.6 million, net of a valuation allowance of $2.8 million.

Loss Contingencies

In addition to intellectual property litigation, we have been, from time to time, subject to legal proceedings and claims, including a putative securities class action lawsuit and other securities-related litigation.  See “Part II, Item 1. Legal Proceedings.”

Where we can make a reasonable estimate of the liability relating to pending litigation, we record a liability.  As additional information becomes available, we assess the potential liability and revise estimates as appropriate.  Because of uncertainties relating to litigation, however, the amount of our estimates could be wrong.  Moreover, plaintiffs may not specify an amount of damages sought.  In addition to the direct costs of litigation and the use of cash, pending or future litigation could divert management’s attention and resources from the operation of our business.  Accordingly, our operating results and financial condition could suffer.  At February 28, 2004, we had $1.9 million accrued for anticipated costs related to defending and/or settling current litigation, which does not include an accrual for the class action lawsuit and other securities related litigation.

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

In addition to intellectual property litigation, we have been, from time to time, subject to legal proceedings and claims, including a putative securities class action lawsuit and other securities-related litigation.  The class action lawsuit alleges that we and six of our current and/or former officers and directors violated the anti-fraud provisions of the securities laws by making false and misleading statements regarding our business prospects and operations.  The other securities-related litigation is a shareholder derivative suit alleging that certain current and/or former officers and directors violated their fiduciary duties to us and were unjustly enriched.  See “Part II, Item 1. Legal Proceedings.” As of the date of this report we cannot reliably estimate the costs related to the class action lawsuits and other securities-related litigation.  When we are able to make a reasonable estimate of the liability relating to any of those claims based upon developments in the litigation, we will record a liability.  When recorded, those estimated liabilities could be significant and could materially and adversely affect our operating results.  Further, the actual costs of those claims, which may differ from our estimates, could materially and adversely impact our operating results and financial condition.

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

On March 20, 2003, we contacted the SEC in connection with our issuance of a press release announcing the need to restate our financial results for the quarters ended August 31, 2002 and November 30, 2002.  In March 2003, the audit committee of our board of directors, with the assistance of outside legal counsel and independent forensic accountants, commenced an internal investigation of certain accounting matters.  The investigation involved the review of (1) the circumstances surrounding the reversal of an accrual for employee benefits, (2) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (3) certain other areas where potential accounting errors could have occurred, including revenue recognition and restructuring reserves.  As a result of the investigation, we determined that our unaudited consolidated condensed financial statements for the three months ended August 31, 2002 and November 30, 2002, and our audited consolidated financial statements for the year ended June 1, 2002 (and the quarters contained therein) required restatement. We will cooperate with all government investigations into the matters addressed by the internal investigation.  Depending on the scope, timing and result of any governmental investigation, management’s attention and our resources could be diverted from operations, which could adversely affect our operating results and contribute to future stock price volatility.  Governmental investigations also could lead to further restatement of our prior period financial statements or require that we take other actions not currently contemplated.

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

Since June 2003 we terminated our President and Chief Executive Officer and one of our Vice Presidents in connection with our internal investigation of accounting matters.  In addition, since September 2002, seven other members of senior management have resigned, including six vice presidents, one of whom was our Chief Financial Officer, and our General Counsel.

We have appointed five new members of senior management since January 2003:  Barry L. Harmon, who served as President and Chief Executive Officer from April 2003 until succeeded by Nicholas Konidaris in January 2004; J. Michael Dodson, Senior Vice President of Administration, Chief Financial Officer and Secretary; Robert Chamberlain, Senior Vice President, Customer Operations; and Kerry Mustoe, Corporate Controller and Chief Accounting Officer.  In April 2003 we appointed Jon D. Tompkins, who is a non-employee director, Chairman of the Board.  Since June 2003 we have added three new independent directors to our board:  Richard J. Faubert, Frederick A. Ball and Robert R. Walker.  In October 2003, two of our directors, David F. Bolender and Vernon B. Ryles, Jr., left the board in accordance with the board’s retirement policy.  In January 2004 Mr. Konidaris became a member of ESI’s Board of Directors.  Mr. Harmon continues to serve as a member of the Board of Directors.

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

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel.  The loss of key personnel could have a material adverse effect on our business or results of operations.  On January 7, 2004, we announced the appointment of Nicholas Konidaris as President and Chief Executive Officer.  Our Chief Financial Officer has been in that position since May 2003, and the position of Corporate Controller was vacant from March 2003 until filled in September 2003.   We cannot be certain that the employees hired to fulfill these duties will perform at the level necessary to ensure that our internal controls are not compromised.  In addition, we may not be able to retain our key managerial, financial, engineering and technical employees.  Our growth may be affected by our ability to hire new managerial personnel, highly skilled and qualified technical personnel, and personnel that can implement and monitor our financial controls and reporting systems.  Attracting and retaining qualified personnel is difficult, and our recruiting efforts to attract and retain these personnel may not be successful.

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

International shipments accounted for 80% of net sales for the first nine months of fiscal 2004, with 69% of net sales for the first three quarters of fiscal year 2004 to customers in Asia.  We expect that international shipments will continue to represent a significant percentage of net sales in the future.  Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

In addition, our ability to address normal business transaction issues internationally is at risk due to outbreaks of serious contagious diseases.  For example, in response to the Severe Acute Respiratory Syndrome outbreak in Asia in 2002, management limited travel to Asia in accordance with the World Health Organization’s recommendations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since we filed our 2003 Annual Report on Form 10-K with the Securities and Exchange Commission on August 27, 2003.

Item 4.  Controls and Procedures

Attached to this quarterly report as exhibits 31.1 and 31.2 are the certifications of our President and Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This portion of our quarterly report on Form 10-Q is our disclosure of the conclusions of our management, including our President and Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures.  You should read this disclosure in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation and, in part, on changes to our internal control over financial reporting described below, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer  as appropriate to allow timely decisions regarding required disclosure.

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

Since May 31, 2003, we have made improvements to our internal controls over financial reporting to correct these weaknesses.  During the third quarter, ended February 28, 2004, we made the following improvements in our internal controls over financial reporting:

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As a result of the Company’s March 2003 announcement that it was reviewing certain accounting matters and would be restating some of its financial statements, between March 26, 2003 and May 20, 2003, three putative class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender (former director, CEO and Chairman of the Board), James T. Dooley (former President and CEO), and Joseph L. Reinhart (former Acting CFO).  The complaints were filed on behalf of a purported class of persons who purchased ESI’s common stock between September 17, 2002 and at the latest April 15, 2003, and alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act.  The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA.  Lead plaintiffs and lead counsel for plaintiffs have been appointed.  Plaintiffs’ consolidated class action complaint (the “Consolidated Complaint”) was filed on October 10, 2003, shortens the putative class to purchasers between September 17, 2002 and March 20, 2003, and adds Donald R. VanLuvanee (ESI’s President and CEO from 1992 until April 2002), John R. Kurdock (ESI’s former VP Operations), and James Lorenz (ESI’s former Corporate Controller) as additional defendants.  The Consolidated Complaint alleges that defendants made false and misleading statements during the putative class period about ESI’s financial condition and performance, business prospects, and operations, artificially inflating ESI’s stock price and leading to the restatement first announced on March 20, 2003.  In March 2003, the Company’s Audit Committee commenced an investigation into certain accounting matters.  As a result of the investigation, which was completed on July 11, 2003, the Company restated its financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002.  The restated financial statements for these periods are set forth in our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A, each filed August 11, 2003.  Discovery has not yet commenced.  The Company expects that the litigation will be costly and will to some degree divert management’s attention from daily operations.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County.  The complaints were consolidated under the name In Re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV.  A consolidated complaint (“Complaint”) was filed on September 24, 2003, and names as defendants James Dooley (former President and CEO), David Bolender (former director, CEO and Chairman), Joseph Reinhart (former Acting CFO), Barry Harmon (director and former President and CEO), and current or former directors W. Arthur Porter, Gerald Taylor, Larry Hansen, Vernon Ryles, Keith Thomson, and Jon Tompkins.  ESI is named as a “nominal defendant.”  The Complaint, which purports to be brought on behalf of ESI, alleges that all defendants breached fiduciary duties owed to ESI, abused their alleged control over ESI, wasted corporate assets, are liable for gross mismanagement, and were unjustly enriched by their conduct.  The Complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock, and attorneys’ fees and costs.  As filed, the Complaint is derivative in nature and does not seek monetary damages from ESI or the imposition of equitable remedies on ESI.  A special litigation committee of the Company’s board of directors, with the assistance of independent legal counsel, is conducting an investigation relating to the allegations asserted in the Complaint and has obtained a stay of the action to April 12, 2004 pending the committee’s investigation.

The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the class action and the derivative lawsuits to advance payment of legal fees and costs incurred by the defendants pursuant to the indemnification agreements and applicable Oregon law.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 RCL).  The lawsuit alleges that our CorrectPlace product and some of its predecessors infringe United States Patent 5,371,690 (the “‘690 patent”), which is owned by Cognex.  The ‘690 patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board.  Cognex seeks injunctive relief, damages, costs and attorneys’ fees.  The Company filed several counterclaims, including one alleging that the ‘690 patent is unenforceable by reason of inequitable conduct and another alleging that Cognex falsely marked certain products with the ‘690 patent.  After the close of discovery, on October 8, 2002, the Company filed a motion for summary judgment of non-infringement.  Cognex filed motions for summary judgment on the issues of unenforceability and mismarking on the same day.  The court denied Cognex’s motion on the issue of unenforceability on April 25, 2003.  The court subsequently allowed Cognex to supplement its expert disclosures in certain respects.   ESI renewed its motion for summary judgment of non-infringement on March 26, 2004.  Cognex’s motion on the issue of false marking is still pending.   Additionally, certain of the Company’s customers have notified the Company that, in the event it is subsequently determined that their use of CorrectPlace infringes any patent, they may seek indemnification from the Company for damages or expenses resulting from this matter.

On August 18, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc. (ESI), Case No. CV-03-5863 PA (SHx).  The lawsuit alleges that ESI infringes three GSI patents:  U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization;” U.S. Patent No. 6,337,462, entitled “Laser Processing;” and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site.”  These claims relate to the Company’s semiconductor yield improvement systems.  GSI seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees.  On September 2, 2003, GSI filed a First Amended Complaint which did not change the substantive allegations of patent infringement.  By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California.  The case was re-assigned to a judge in the Northern District of California and has been renumbered CV-03-04302-MHP.  On October 8, 2003, the Company filed its Answer to First Amended Complaint and Counterclaim for Declaratory Judgment of Invalidity and Noninfringement.  Pretrial discovery has recently begun.  A trial date has been set for July 19, 2005.  The Company intends to defend this action vigorously.  It is not possible at this time to reliably estimate any costs that may be incurred in connection with this lawsuit.

In addition to the legal matters described above, in the ordinary course of business, the Company is involved in various other legal matters and investigations.  In the opinion of management, amounts accrued for awards or assessments in connection with these matters, which specifically excludes the class action lawsuits and related derivative complaints noted above, are management’s best estimate and ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.  The Company cannot reliably estimate the costs related to the class action lawsuits and related derivative complaints at this time; however, to the extent developments in the litigation result in the Company being able to estimate such costs, the Company will accrue for the estimated liability.

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

10.1	Employment Agreement between the Company and Nicholas Konidaris, dated January 7, 2004.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K

•                  Dated and filed January 7, 2004 pursuant to Item 5, “Other Events,” regarding the appointment of Nicholas Konidaris as our President and Chief Executive Officer; and

•                  Dated and filed January 8, 2004 pursuant to Item 12, “Results of Operations and Financial Condition,” regarding the announcement of our financial results for our quarter ended November 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated: April 6, 2004	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ J. Michael Dodson
J. Michael Dodson
Senior Vice President of Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller and Chief
Accounting Officer
(Principal Accounting Officer)