Form 10-K
period 2004-05-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2004-07-29
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 29, 2004

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

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒     No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($24.09) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (November 29, 2003), was $672,970,796.

The number of shares outstanding of the Registrant’s Common Stock as of July 26, 2004 was 28,242,356 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2004 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

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

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.esi.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting Investor Relations at (503) 641-4141.

Fiscal Year

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, fiscal 2004 ended on May 29, 2004, fiscal 2003 ended on May 31, 2003 and fiscal 2002 ended on June 1, 2002 and each fiscal year contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Business Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global electronics market, including advanced laser systems that are used to microengineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, passive components and electronic interconnect devices. Our equipment enables these manufacturers to achieve the yield and productivity gains in their manufacturing processes that can be critical to their profitability. The components and devices manufactured by our customers are used in a wide variety of end products in the computer, consumer electronics and communications industries.

We believe we are the leading supplier of advanced laser microengineering systems that allow electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields of semiconductor devices, passive components and circuitry, high-density interconnect (HDI) circuit boards and advanced semiconductor packaging. Laser microengineering comprises a set of precise fine-tuning processes (laser trimming, link cutting and via drilling) that require application-specific laser systems able to meet semiconductor and microelectronics’ manufacturers exacting performance and productivity requirements.

Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of multi-layer ceramic passives (MLCPs) and other passive components.

Electronics Industry Overview

In the highly competitive, cost-sensitive environment of today’s electronics industry, microelectronics and semiconductor manufacturing are driven by ever-more complex processes that require every facet of the technology to be fully optimized in order to ensure the highest possible performance and yields. This encompasses everything from discrete passive components—the increasingly tiny capacitors and resistors essential to smooth flow of electrical current—to the complex memory and logic semiconductors and highly advanced device packaging solutions designed to address today’s most stringent functionality, performance and cost parameters.

Because electronic devices and components are produced in large volumes and their production and testing is highly automated, manufacturers are continually looking to reduce costs by improving the throughput, yield and quality of device and component production. These manufacturers are also developing new materials to improve device performance and costs, further challenging equipment suppliers to develop innovative manufacturing process equipment and solutions.

For example, semiconductor device manufacturers are continuing to transition from the use of 200mm and smaller silicon wafers to 300mm wafers. This enables manufacturers to fit significantly more electronic devices on a single silicon wafer. In addition, decreasing circuit densities enables more devices to be produced on a silicon wafer by reducing the size of each device on the wafer. The use of larger wafers and the design of smaller devices increase the effective throughput and capacity of semiconductor manufacturing facilities, or fabs. Increasing circuit densities, as the result of shrinking line widths and faster operating speeds, requires the use of newer materials, such as copper, to create these miniaturized and higher performance electronic circuits.

Our industry-leading, application-specific laser systems help customers achieve the compelling yield and productivity gains essential to their productivity by enabling fine-tuning of device microfeatures to enhance performance in three key electronic sectors: semiconductors, passive components, and electronic interconnect.

On the semiconductor side, to improve production yield, or the number of acceptable devices produced per silicon wafer, device manufacturers are utilizing our advanced laser memory-repair systems to boost final yields in the manufacture of devices. This includes dynamic random-access memory, or DRAM, and non-memory devices, such as logic with embedded memory, digital signal processors (DSPs) and high-end electronic game chips.

As semiconductor manufacturers move toward higher densities and more complex architectures, machine vision has also emerged as a critical technology. By allowing manufacturers to achieve greater precision, increased equipment speed and fewer errors, machine vision is enabling technology in the semiconductor manufacturing process, from wafer production through final assembly and packaging.

Variations of these advanced technologies and manufacturing processes that are routinely used in semiconductor fabs are increasingly being employed in the production of passive components, HDI circuit boards and advanced semiconductor packages. An example is the use of machine vision in passive component inspection. As device sizes are becoming ever smaller and the critical dimensions of the electrical contacts become more precise, machine vision, incorporated with high-speed handling and real-time software, allows for inspection. The previous technique utilized human inspection at a much slower rate with poorer inspection results.

In the case of HDI circuit boards, consumers’ desire for faster, lighter, ultimately less expensive products with longer battery life drives cell-phone producers and other consumer-product manufacturers to design products in which the discrete circuits are closer together. The same increased density concept used in semiconductor manufacturing is also pursued in printed circuit board production.

Our Solution

We believe our products address the needs of electronics manufacturers by providing them with a high return on their investment. Our production systems are often designed to be upgraded to accommodate the next generation of technology, giving customers the flexibility to add capacity or improve product performance at a reasonable incremental cost.

Our technology centers on laser microengineering, which allows electronics manufacturers to physically alter select device features during high-volume production and heighten both device performance and final yields. This approach—comprising a set of precise fine-tuning processes (laser trimming, link cutting and via drilling) applied to today’s most advanced microfeatures—requires application-specific laser systems that can meet both the exacting performance and high productivity requirements of the semiconductor and microelectronics industries.

Our proven expertise in laser microengineering encompasses a deep understanding of laser technology, including how lasers interact with materials used in electronic production, high-speed optics, advanced real-time software systems, small parts-handling systems and machine vision. This technology expertise enables our customers to choose the laser solutions that best complement their technology strengths, while helping them achieve yield improvements. These solutions comprise memory repair; analog/mixed-signal device tuning; passive component test, termination and trimming; and microvia drilling—all critical functions that leverage our core competencies to greatest advantage.

Our largest end-market applications for electronic devices and circuits that are produced using our systems are:

•  Computers

•  Telecommunications

•  Consumer electronics

Our Strategy

Focus on businesses where we are a market leader.

We intend to expand the application of our existing technologies to grow our overall market opportunity in those product markets in which we currently maintain a leadership position, including, but not limited to, those that involve advanced laser systems used to microengineer electronic device features in high-volume production environments. We also intend to maintain our market leadership by developing new products that have higher performance, greater throughput and enhanced reliability, thereby lowering the effective cost of ownership to our customers.

Develop new high-value businesses.

We plan to utilize our core competencies in laser technology innovation, multiple technology integration and customer collaboration to develop innovative solutions that will enable us to grow into attractive new markets where laser systems expertise provides an advantage. Our advanced electronic interconnect equipment is an example of a new business developed from these resources.

Invest in research and development (R&D) to strengthen customer relationships.

We intend to maintain a significant level of investment in research and development—not just to increase our product capabilities but to deepen our understanding of customers’ challenges and requirements. Our key technological capabilities include laser/material interaction, image processing and optical character recognition, motion control capabilities and small parts handling. We also consider our continuing ability to develop intellectual property to be an important component of our future success.

Increase the value of our products.

We are focused on improving the yield, throughput and productivity of our customers by utilizing our technology, global infrastructure, customer service and ability to integrate multiple technologies. We supply equipment to a wide range of market-leading customers, and we work closely with these customers to create high-level and multi-disciplinary management and employee teams to define and produce the next generation of laser microengineering systems. This requires confidential interaction between us and our customer, sharing technology, products and production roadmaps.

Our Products

We operate within the high technology manufacturing equipment segment, which is comprised of three product groups: the semiconductor group, the passive components group and the electronic interconnect group. Net sales, as a percentage of total sales, by group were as follows:

	2004		2003		2002
Semiconductor	$125,018	60.3%	$64,266	47.0%	$80,929	49.7%
Passive Components	50,302	24.3	47,670	34.8	67,510	41.4
Electronic Interconnect	31,922	15.4	24,949	18.2	14,446	8.9
	$207,242	100.0%	$136,885	100.0%	$162,885	100.0%

Semiconductor Group

Semiconductor Yield-Improvement Systems

Our yield-improvement product line is designed to provide the most cost-effective chip repair process to meet the production challenges faced by semiconductor manufacturers, including shrinking circuit sizes, material changes and increased wafer sizes. As circuit densities in semiconductor memory devices such as DRAM have increased, manufacturers have built redundant cells into their memory designs and connected them with small electrical links on the device surface. During the manufacturing process, wafers with millions of individual memory cells on each chip are tested, identifying defective cells. Our laser systems are then used to cut links to disconnect the defective portions and to utilize the redundant cells.

These high-performance systems deliver better up-time and increased throughput to maximize manufacturing productivity and minimize capital requirements.

•  Our 9800 Series systems are designed specifically for the 200mm and 300mm wafer market. The 9830 takes advantage of our patented 1.3 micron wavelength process which allows manufacturers to remove links without damaging the surrounding silicon. Our 9825 utilizes a 1.0 micron wavelength and is targeted towards the stack capacitor market.

•  Our UV9835 laser semiconductor processing system, an ultraviolet (UV) laser fuse processing tool, delivers the industry’s smallest spot size, specifically designed to boost memory yields of DRAM, SRAM and embedded memory devices and other laser-fuse applications at 90mm or less, the state-of-the-art design rules. The system was introduced in June 2004.

Thin Film Trimming

During fiscal 2003 we began shipment of the Model 2100 thin-film-on-silicon (TFOS) trimming system. We designed the Model 2100 to be the fastest and most flexible laser processing solution on the market. The design includes the latest solid-state laser technology, allowing manufacturers to optimize their process for today’s linear, mixed-signal and sensor trimming requirements. The Model 2100 features wavelength options, including a patented 1.3-micron wavelength diode-pumped laser process, which reduces or eliminates laser-induced optoelectric response and improves “trimmability” of most analog circuits. The elimination of optoelectric effects increases system yield and throughput. It also allows trimming to tighter tolerances without compromise. The net result is a high return on investment for manufacturers.

OEM Vision Systems

We are an OEM manufacturer of machine vision systems for use in a broad range of semiconductor and electronic manufacturing equipment. Machine vision is a strategic core competency supporting all platforms manufactured by ESI. Lighting optics, hardware and software vision solutions are critical key subsystems designed into our manufacturing tools. Our vision products also support customer-specific applications, characterizing ESI as a world-class provider of OEM vision for alignment, accuracy, versatile lighting and optics, and sensor technology for integration into customer specific applications.

Passive Components Group

We design and manufacture products that combine high-speed, small parts handling technology with real-time control systems to provide highly automated, cost-effective solutions for manufacturers of MLCPs and other passive components such as capacitor arrays, inductors, resistors and varistors. These components, produced in quantities of hundreds of billions of units per year, are used in nearly all electronic products.

•  Our 332, 328, and 752B termination systems apply a conductive material to the ends of ceramic capacitors, permitting connection of the device in a circuit on a high-density printed wiring board (PWB). Able to handle a wide range of part sizes, these highly flexible systems help manufacturers minimize their capital outlay.

•  Our 33XX and 34XX Series products employ high-speed handling and positioning techniques to precisely load, test and sort MLCPs based on their electrical energy storage capacity (capacitance) and their electrical energy leakage (dissipation factor).

•  Our 23XX and 43XX Series and Models 4410, 4700 and 4900 application-specific laser-trimming systems adjust the electrical performance of a circuit, hybrid circuit, embedded passive component, or electronic assembly containing many circuits by removing a precise amount of material from one or more circuit components.

•  Our Model 6650A and 6670 visual test systems perform six-sided automated inspection of multi-layer ceramic capacitors (MLCCs) and arrays for dimensional criteria and defects at over 70,000 parts per hour.

•  Consumable Products:   We also produce consumables, such as carrier plates and termination belts, both of which are used to hold a wide variety of chip components in place during the termination process.

Electronic Interconnect Group

Our laser microvia engineering products are targeted at applications requiring the highest accuracy and smallest via (hole) dimensions, in order to create electrical connections between layers in high-density circuit boards, flexible circuits and electronic packages. We offer microvia drilling technology to address the rapidly changing applications in IC packages, multichip modules (MCMs) and flexible circuit HDI circuit boards. Our systems utilize UV laser technology available in single-head or dual-head configurations, depending on customer requirements. These systems are designed to be extendable, highly accurate and highly productive in order to lower overall cost of ownership.

•  Our 53XX Series single-head laser drills utilize lasers to drill via holes as small as 25 microns (by comparison, a human hair is approximately 100 microns in diameter) in a wide variety of materials, including epoxy, resins and resin-coated copper.

•  Our 54XX Series laser drills perform the same function as our 5300 Series, but operate at a significantly higher throughput rate due to the simultaneous operation of two drill heads.

•  Specifically designed for the IC packaging market, our Model ICP5530 utilizes a high-repetition-rate laser and field-proven compound beam positioner to enable production of more than 50,000 high-quality microvias per minute.

Customers

Our top ten customers for fiscal 2004 and fiscal 2003 accounted for approximately 61% and 54%, respectively, of total net sales, with one customer, Samsung, accounting for approximately 26% and 16% of total net sales in fiscal 2004 and fiscal 2003, respectively. No other customer in fiscal 2004 or fiscal 2003 accounted for more than 10% of total net sales. No customers accounted for more than 10% of net sales in fiscal 2002. Samsung purchases products from all three of our product groups.

Geographic sales, based on the location of the end user, were as follows:

	2004		2003		2002
Asia	$146,389	70.6%	$91,549	66.9%	$95,463	58.6%
Americas	41,185	19.9	28,551	20.9	41,600	25.5
Europe	19,668	9.5	16,785	12.2	25,822	15.9
	$207,242	100.0%	$136,885	100.0%	$162,885	100.0%

Sales, Marketing and Service

We sell our products worldwide through direct ESI sales and service offices, a franchised distributor, value added resellers (VARs) and independent representatives located around the world. We have direct sales and service personnel in or near: Arizona, California, New York, Oregon and Texas; Tokyo, Oita and Nagoya, Japan; Seoul, Korea; Kao Hsiung and Hsin Chu, Taiwan; Singapore; Guangzhou and Shanghai, China; Munich, Germany; West Sussex, England; Kirkcaldy, Scotland; Maastricht, Holland; and Graz, Austria. We serve selected customers in the United States, South America, Europe, Israel and other countries through manufacturers’ representatives. Canon Sales is a distributor for our Semiconductor Group in Japan.

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

Backlog

Backlog consists of purchase orders for products, spare parts and service which we expect to ship within twelve months. Backlog does not include deferred revenue. Backlog was $78.5 million at May 29, 2004 compared to $11.0 million at May 31, 2003. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

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

•  Real-time operating systems; and

•  Systems integration.

Our research and development expenditures for fiscal years 2004, 2003 and 2002 were $23.8 million (11.5% of net sales), $27.8 million (20.3% of net sales) and $36.4 million (22.4% of net sales), respectively.

Competition

Our markets are dynamic, cyclical and highly competitive. The principal competitive factors in our markets are cost of ownership, service, technical support, a product improvement path and established relationships with customers. We believe that our products compete favorably with respect to these factors. Some of our competitors have greater financial, engineering and manufacturing resources and larger distribution networks than we do. Some of our customers develop, or have the ability to develop, similar manufacturing equipment. Competition in our markets may intensify, and our technological advantages may be reduced or lost as a result of technological advances by competitors or customers, or changes in electronic device processing technology.

The principal competitor for our semiconductor group is GSI Lumonics. For the passive component group, our competitors include Tokyo Weld, Kanebo, NEC and Humo in Japan and GSI Lumonics as well as manufacturers that develop systems for internal use. Our electronic interconnect group competes with laser systems provided by Hitachi Via Mechanics, Mitsubishi Electric and Sumitomo. Cognex is the principal competitor in the field of machine vision.

Manufacturing and Supply

Our production facilities are located in Portland, Oregon and Klamath Falls, Oregon. The manufacturing operations located in Portland consist of subassembly and final assembly for all systems, except for passive component consumable products used in the termination process which are produced in our facility in Klamath Falls, Oregon.

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

Patents and Other Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 82 United States patents and 144 patents issued outside of the United States. During fiscal 2004 we applied for 14 new patents in the United States and 12 new patents outside of the United States. Additionally, as of May 29, 2004, we had 25 patent applications pending in the United States and 107 patent applications pending outside of the United States. Although our patents are important, we believe that the success of our business also depends on the technical competence and innovation of our employees.

We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.

Employees

As of May 29, 2004, we employed 623 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 2.   Properties

Our executive and administrative offices, as well as our system manufacturing facilities, are located in a four-building complex with 258,500 square feet of space on 15 acres in Portland, Oregon. Our passive component consumable products are manufactured at a 53,000 square foot plant on 31 acres in Klamath Falls, Oregon. We own all of these buildings. We believe the productive capacity of these facilities to be adequate and suitable for the requirements of our business for the foreseeable future.

We lease other office and service space in various locations throughout the United States and in seven foreign countries.

We have 14,925 square feet of leased office and industrial space in Ann Arbor, Michigan. In June 2004, we entered a contract to sublet the property through the December 2006 termination date of our agreement as lessee.

We own an undeveloped parcel of land in Taiwan which is classified as assets held for sale on our consolidated balance sheet as of May 29, 2004. In May 2004, we entered into a cash sales contract with a buyer and completed the transaction in June 2005. At May 29, 2004, $0.7 million of cash deposits received pursuant to the sale contract were reflected in cash and other current liabilities.

We do not expect compliance with federal, state and local provisions which have been enacted or adopted related to the discharge of materials into the environment, or otherwise relating to protection of the environment, to have a material effect on our capital expenditures, earnings or competitive position.

Item 3.   Legal Proceedings

As a result of our March 2003 announcement that we were reviewing certain accounting matters and would be restating some of our financial statements, between March 26, 2003 and May 20, 2003, three purported class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender (former director, CEO and Chairman of the Board), James T. Dooley (former President and CEO), and Joseph L. Reinhart (former Acting CFO). The complaints were filed on behalf of a purported class of persons who purchased our common stock between September 17, 2002 and at the latest April 15, 2003, and alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the Act) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act. The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA. Lead plaintiffs and lead counsel for plaintiffs have been appointed. The plaintiffs’ consolidated class action complaint (the Consolidated Complaint) was filed on October 10, 2003, which shortened the purported class to purchasers between September 17, 2002 and March 20, 2003, and added Donald R. VanLuvanee (ESI’s President and CEO from 1992 until April 2002), John R. Kurdock (ESI’s former VP Operations), and James Lorenz (ESI’s former Corporate Controller) as additional defendants. The Consolidated Complaint alleges that defendants made false and misleading statements during the purported class period about our financial condition and performance, business prospects, and operations, artificially inflating our stock price and leading to the restatement first announced on March 20, 2003. In March 2003, our Audit Committee commenced an investigation into certain accounting matters. As a result of the investigation, which was completed on July 11, 2003, we restated our financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County. The complaints were consolidated under the name In re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV. A consolidated complaint (Complaint) was filed on September 24, 2003, and names as defendants James Dooley (former President and CEO), David Bolender (former director, CEO and Chairman), Joseph Reinhart (former Acting CFO), Barry Harmon (director and former President and CEO), and current or former directors W. Arthur Porter, Gerald Taylor, Larry Hansen, Vernon Ryles, Keith Thomson and Jon Tompkins. We are named as a “nominal defendant.” The Complaint, which purports to be brought on behalf of ESI, alleges that all defendants breached fiduciary duties owed to ESI, abused their alleged control over ESI, wasted corporate assets, are liable for gross mismanagement, and were unjustly enriched by their conduct. The Complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock, and attorneys’ fees and costs. As filed, the Complaint is derivative in nature and does not seek monetary damages from ESI or the imposition of equitable remedies on ESI. A special litigation committee of our board of directors, with the assistance of independent legal counsel, was appointed to conduct an investigation relating to the allegations asserted in the Complaint.

On April 22, 2004, we announced an agreement in principle to settle both the class action and derivative actions. The settlement, which is subject to court approval, calls for the payment of $9.3 million, of which approximately $3.8 million will be paid by us and approximately $5.5 million will be paid by our insurance carrier.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 WGY). The lawsuit alleges that our CorrectPlace product and some of its predecessors infringe United States Patent 5,371,690 (the ‘690 patent), which is owned by Cognex. The ‘690 patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys’ fees. We filed several counterclaims, including one alleging that the ‘690 patent is unenforceable by reason of inequitable conduct and another alleging that Cognex falsely marked certain products with the ‘690 patent. After the close of discovery, on October 8, 2002, we filed a motion for summary judgment of non-infringement. Cognex filed motions for summary judgment on the issues of unenforceability and mismarking on the same day. The court denied Cognex’s motion on the issue of unenforceability on April 25, 2003. The court subsequently allowed Cognex to supplement its expert disclosures in certain respects. We renewed our motion for summary judgment of non-infringement on March 26, 2004. Both our motion on non-infringement and Cognex’s motion on the issue of false marking are still pending. Additionally, certain of our customers have notified us that, in the event it is subsequently determined that their use of CorrectPlace infringes any patent, they may seek indemnification from us for damages or expenses resulting from this matter.

On August 18, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc., Case No. CV-03-5863 PA (SHx). The lawsuit alleges that we infringe three GSI patents: U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization” (the ‘728 patent); U.S. Patent No. 6,337,462, entitled “Laser Processing” (the ‘462 patent); and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site” (the ‘473 patent). These claims relate to our semiconductor yield improvement systems. GSI seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees. On September 2, 2003, GSI filed a First Amended Complaint which did not change the substantive allegations of patent infringement. By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California. The case was re-assigned to a judge in the Northern District of California and has been renumbered CV-03-04302-MHP. On October 8, 2003, we filed our Answer to First Amended Complaint and Counterclaim for Declaratory Judgment of Invalidity and Noninfringement. On October 24, 2003, GSI filed a Reply to our counterclaim denying the allegations of invalidity and noninfringement. On May 11, 2004, pursuant to an agreement between GSI and us, the court entered a stipulated dismissal of two of GSI’s asserted patents without prejudice: the ‘728 patent and the ‘462 patent. The litigation is continuing with respect to GSI’s claim for infringement of the ‘473 patent and our defenses and counterclaim with respect to this patent. After the dismissal of two of the three patents, the court modified the case schedule previously set and scheduled a new trial date for November 29, 2005. Pretrial discovery has begun. We intend to defend this action vigorously. It is not possible at this time to reliably estimate any costs that may be incurred in connection with this lawsuit.

In addition to the legal matters described above, in the ordinary course of business we are involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, amounts accrued for awards or assessments in connection with these matters are management’s best estimate and ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended May 29, 2004.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices/Dividends

Our common stock trades on the Nasdaq National Market under the symbol ESIO. The following table shows, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the Nasdaq National Market.

Fiscal 2003	High	Low
Quarter 1	$26.20	$16.50
Quarter 2	24.72	13.51
Quarter 3	24.30	16.75
Quarter 4	16.83	12.41

Fiscal 2004	High	Low
Quarter 1	$20.29	$13.77
Quarter 2	26.44	19.60
Quarter 3	30.46	21.74
Quarter 4	26.63	19.26

We have not paid any cash dividends on our common stock during the last two fiscal years. We intend to retain any earnings for our business and do not anticipate paying any cash dividends in the foreseeable future. The number of shareholders of record at July 26, 2004 was 718.

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2004.

Disclosures related to our Equity Compensation Plans are incorporated by reference into Item 12 of this annual report on Form 10-K from our Proxy Statement for our 2004 annual meeting.

Item 6.   Selected Financial Data

	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Operations Data
Net sales	$207,242	$136,885	$162,885	$471,853	$299,419
Provision (benefit) for income taxes	(9,308)	(29,135)	(16,540)	49,997	19,012
Net income (loss)(1),(2),(3)	11,887	(50,086)	(17,777)	99,933	40,860
Net income (loss) per share—basic(1),(2),(3)	0.42	(1.81)	(0.65)	3.71	1.55
Net income (loss) per share—diluted(1),(2),(3)	0.42	(1.81)	(0.65)	3.58	1.49

Balance Sheet Data
Cash, cash equivalents and marketable and restricted securities	$332,754	$308,252	$302,299	$163,106	$93,398
Working capital	369,941	340,162	340,774	264,644	204,800
Net property, plant and equipment	33,531	36,592	58,046	54,946	36,017
Total assets	537,186	502,598	532,687	409,621	291,641
Long-term debt	142,759	141,891	145,897	—	—
Shareholders’ equity	326,813	310,317	355,759	363,049	256,141

(1)             Fiscal 2004 includes a pretax charge of $3.8 million for the estimated settlement of the class action and derivative lawsuits.

(2)             Fiscal 2003 includes a pretax charge of $10.1 million related to the write-down of our Klamath Falls passive components consumable manufacturing site and related equipment and a parcel of land in Taiwan.

(3)             Fiscal 2001 includes a pretax gain of $13.9 million in connection with the litigation award from GSI Lumonics, net of $2.5 million of legal fees and expenses directly related to the award, and $1.4 million of interest received.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global electronics market, including advanced laser systems that are used to microengineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, passive components and electronic interconnect devices. Our equipment enables these manufacturers to achieve the yield and productivity gains in their manufacturing processes that can be critical to their profitability. The components and devices manufactured by our customers are used in a wide variety of end products in the computer, consumer electronics and communications industries.

We supply advanced laser microengineering systems that allow electronics manufacturers to physically alter select device features during high-volume production, in order to heighten performance and boost production yields of semiconductor devices, passive components and circuitry, high-density interconnect (HDI) circuit boards and advanced semiconductor packaging. Laser microengineering comprises a set of precise fine-tuning processes (laser trimming, link cutting and via drilling) that require application-specific laser systems able to meet semiconductor and microelectronics’ manufacturers exacting performance and productivity requirements.

Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of multi-layer ceramic passives (MLCPs) and other passive components, as well as original equipment manufacturer (OEM) machine vision products.

In fiscal 2001, the electronics industry, and in particular the semiconductor subset of this industry, was at the peak of an extended period of expansion. During fiscal 2002, the slowing worldwide demand for electronics and semiconductors resulted in a rapid decline in demand for manufacturing equipment. This sudden and steep decline in demand for manufacturing equipment continued to deepen throughout fiscal 2003. In response to the prolonged downturn, we implemented cost reduction plans to better align our infrastructure and operating costs with decreasing demand, while continuing to invest in research and development and customer support. These plans included discontinuing certain products, consolidating facilities, relocating employees, reducing headcount, freezing salaries and wages and reducing discretionary spending.

In fiscal 2004 we experienced increases in demand, as evidenced by increases in orders. Orders increased from $133.0 million in fiscal 2003 to $273.5 million in fiscal 2004. Shipments increased 42.3% in fiscal 2004 compared to fiscal 2003. Despite the increase in shipments, backlog increased $67.5 million to $78.5 million at the end of fiscal 2004 compared to fiscal 2003 as a result of strong order levels. Consistent with the increase in shipments and revenue, gross margins improved steadily over fiscal 2004, from 23.2% in the first quarter to 53.3% in the fourth quarter. Increasing gross profits, combined with improvements in operating expenses resulting from our cost management plans and other economies of scale and efficiencies, led to sequential improvements in both operating and net income over the course of fiscal 2004. This steady improvement in operating results resulted in pretax income of $2.6 million and, combined with a net benefit for income taxes, net income of $11.9 million in fiscal 2004.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.8	86.1	59.4
Gross margin	42.2	13.9	40.6
Selling, service and administrative	27.6	46.0	42.0
Research, development and engineering	11.5	20.3	22.4
Long-lived asset impairment	—	7.4	—
Settlement of class action and derivative lawsuits	1.8	—	—
Operating income (loss)	1.3	(59.8)	(23.8)
Total other income (expense), net	(0.1)	1.9	2.7
Income (loss) before taxes	1.2	(57.9)	(21.1)
Income tax benefit	(4.5)	(21.3)	(10.2)
Net income (loss)	5.7%	(36.6)%	(10.9)%

Fiscal Year 2004 Compared to Fiscal Year 2003

Net Sales

Net sales for fiscal 2004 increased $70.3 million or 51.4% to $207.2 million compared to $136.9 million in fiscal 2003.

Net sales by product group is as follows (net sales in thousands):

	2004		2003
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$125,018	60.3%	$64,266	47.0%
Passive Components (PCG)	50,302	24.3	47,670	34.8
Electronic Interconnect (EIG)	31,922	15.4	24,949	18.2
	$207,242	100.0%	$136,885	100.0%

The increase in net sales was primarily driven by sales increases in SG to major DRAM manufacturers to increase capacity and transition to newer technology. This trend began in the second quarter and continued through the remainder of fiscal 2004. The increase in SG revenues was also driven by new products introduced in the 9800 model line that received rapid acceptance with customers. The significant increase in SG sales was complimented by stronger sales in our other markets; the PCG market saw end user demand improve in the latter half of fiscal 2004 for products that require the use of MLCCs processed by our laser systems. EIG sales levels increased compared to the prior year driven by sales to manufacturers of flex circuits and IC packages that require the use of UV laser drills to produce highly precise manufacturing results. This market continues to demand the fine line and feature geometries made possible by our system laser processing. Revenues in the fourth quarter of fiscal 2004 were $81.8 million, an increase of $23.1 million from the prior quarter. We expect revenues to be in the range of $80 to $90 million in the first quarter of fiscal 2005.

Deferred revenue was $12.0 million at May 29, 2004 compared to $13.2 million at May 31, 2003. Our revenue recognition policy is to defer revenue on shipments of significantly new products until customer acceptance has been received. Shipments in fiscal 2004 increased substantially compared to fiscal 2003; however, deferred revenue decreased 9.4% due to acceptance criteria being met on several new products in the fourth quarter of fiscal 2004. Changes in deferred revenue for the year ended May 29, 2004 were as follows:

2004
Deferred revenue, beginning of fiscal year	$13,222
Revenue deferred	62,060
Revenue recognized	(63,297)
Deferred revenue, end of fiscal year	$11,985

Gross Profit

Gross profit was $87.5 million (42.2% of net sales) for fiscal 2004 compared to $19.0 million (13.9% of net sales) for fiscal 2003. Shipments in fiscal 2004 increased 42.3% compared to fiscal 2003. Gross margin improvements over fiscal 2003 were due to these higher shipment levels, lower material costs as well as more favorable product sales mix. In particular, the semiconductor group introduced multiple new systems to the market from the 9800 product line. These higher margin products gained acceptance with customers rapidly, thus contributing to the gross margin improvement in fiscal 2004.

The increase in shipments also allowed for volume-based manufacturing efficiencies which resulted in lower costs per unit during the year. Quarterly shipment volumes steadily increased throughout fiscal 2004, driving increases in gross margin each quarter, from 23.2% in the first quarter of fiscal 2004 to 53.3% in the fourth quarter of fiscal 2004. During fiscal 2004, we realized a benefit to gross profit of $2.2 million (1.1% of net sales) resulting from sales of previously reserved inventory. We expect gross margins will be approximately 50% in the first quarter of fiscal year 2005.

The increase in fiscal 2004 gross profit compared to fiscal 2003 was also due to the significant negative impact to fiscal 2003 gross profit of charges related to the cost management plans discussed below. Charges related to cost management plans recorded in cost of sales for fiscal 2004 and fiscal 2003 totaled $0.1 million and $5.1 million, respectively. The fiscal 2004 charges were for employee severance payments related to the headcount reductions at the beginning of fiscal 2004. Cost of sales in fiscal 2003 included $4.1 million in inventory write-downs, $0.6 million in employee severance, relocation and related costs and $0.3 million in facilities consolidation costs for the closure of our Escondido, California facility. Additionally, downward revisions to previously projected product demand resulted in inventory and asset write-offs of $9.7 million and $2.5 million in charges related to open purchase order commitments in fiscal 2003.

We recorded significant write-downs to inventory in fiscal 2003 and fiscal 2002 as a result of cost management plans and evaluation of the forecasted demand for our products. At May 29, 2004, approximately $2.8 million of the inventory amounts subject to write-down as a result of restructuring activities implemented in prior fiscal years had not been disposed of. We are actively working to dispose of these materials. These disposals are not expected to materially affect gross margin in future years because the reduced value of these materials has been substantially reserved for and the current carrying value of the materials approximates the expected sale or disposal value.

Operating Expenses

Selling, Service and Administrative Expenses

Selling, service and administrative expenses were $57.2 million (27.6% of net sales) in fiscal 2004, a decrease of $5.8 million compared to $63.0 million (46.0% of net sales) in fiscal 2003. The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs.

Included in selling, service and administrative expenses for fiscal 2004 are charges related to our cost management plans of $1.7 million, consisting of employee severance, relocation and related costs of $1.1 million and facilities consolidation costs of $0.6 million. Fiscal 2003 expenses of $63.0 million included $6.6 million in expenses related to cost management plans, comprised of $2.7 million in employee severance, relocation and related costs, $2.9 million in facilities consolidation costs and fixed asset write-downs of $0.9 million. Selling, service and administrative expenses also decreased in fiscal 2004 compared to fiscal 2003 as the result of reduced employee expenses related to our cost management plans implemented during fiscal 2003 and 2004.

The decrease in selling, service and administrative expenses was partially offset by legal and professional fees related to the 2003 audit committee investigation and securities litigation which increased to $3.8 million in fiscal 2004 from $1.9 million in fiscal 2003.

Research, Development and Engineering Expenses

Future operating results are highly dependent on our ability to maintain a competitive advantage in the products and services we provide. To protect this advantage we continue to make investments in research and development. Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. Expenses associated with research, development and engineering totaled $23.8 million for fiscal 2004, representing a $4.0 million decrease from expenses of $27.8 million for fiscal 2003. Included in research and development expenses for fiscal 2004 is $0.2 million in severance and other employee-related expenses resulting from our fiscal 2004 cost management plan implemented during the first quarter of fiscal 2004. For fiscal 2003, these expenses included $1.1 million in severance and other employee-related expenses and $0.1 million in facilities consolidation costs for a total of $1.2 million related to cost management plans. Excluding these charges, the overall decrease in research and development spending was $3.0 million during fiscal 2004 and can be attributed to overall headcount reductions as well as decreases in project spending. Research and development spending often fluctuates from year to year as engineering projects move through their product development life cycles. We continue to invest in development projects that we believe are important to our future.

We estimate both selling, service and administrative expenses and research, development and engineering expenses in the first quarter of fiscal 2005 will be approximately flat with those in the fourth quarter of fiscal 2004, excluding the class action settlement discussed below.

Long-lived Asset Impairment

Operating expenses in fiscal 2004 decreased by $10.1 million from the prior year as a result of the asset impairment charge recorded in fiscal 2003. Based on our annual review of long-lived assets, no impairment charges were required in fiscal 2004.

Settlement of Class Action and Derivative Lawsuits

In fiscal 2004 we recorded a charge of $3.8 million for the settlement of the class action and derivative lawsuits arising from the restatement of earnings announced in fiscal 2003. The estimated settlement, which is subject to court approval, calls for the payment of $9.3 million, of which approximately $3.8 million will be paid by us and approximately $5.5 million will be paid by our insurance carrier. See Part I, Item 3. Legal Proceedings.

Restructuring and Cost Management Plans

In response to the economic climate and resulting decrease in demand for our products, we initiated restructuring and other cost management plans in early fiscal 2004, 2003 and 2002.

In the first quarter of fiscal 2004 we initiated a reduction of 67 employees, impacting all employee groups, in order to reduce expenditures. Charges related to the fiscal 2004 plan of approximately $1.0 million were comprised of severance and other employee-related charges. Based on the function of the employees subject to the headcount reduction, $0.1 million was recorded in cost of goods sold, $0.7 million was recorded in selling, service and administrative expenses and $0.2 million was recorded in research, development and engineering expenses. The headcount reductions primarily occurred in the first quarter of fiscal 2004 and were substantially complete in the second quarter of fiscal 2004. As a result, the expense savings realized from those actions were included in the expenditure rate for most of fiscal 2004, but were partially offset by headcount additions in the latter part of the year as we increased our ability to meet increasing product demand. We started the year with 649 employees and ended the year with 623 employees, representing a net decrease of 26 employees.

The fiscal 2003 actions primarily related to relocating the manufacturing of our electronic component product line from Escondido, California to our headquarters in Portland, Oregon. This action resulted in a reduction of 68 employees and the relocation of 37 employees to our headquarters, which were substantially completed by December 31, 2002. Total charges related to the fiscal 2003 actions were $0.6 million in fiscal 2004 and $12.3 million in fiscal 2003. A detail of the expenses by type for the fiscal 2003 cost management plan is presented below (in thousands):

	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
For the year ended May 29, 2004:
Severance, relocation and other employee-related charges	$—	$392	$—	$392
Facilities consolidation costs	5	188	7	200
	$5	$580	$7	$592
For the year ended May 31, 2003:
Severance, relocation and other employee-related charges	$640	$2,698	$1,088	$4,426
Facilities consolidation costs	324	2,361	128	2,813
Inventory and other asset write-offs	4,105	945	—	5,050
	$5,069	$6,004	$1,216	$12,289

The fiscal 2002 actions reduced our work force by a total of 419 employees in June and August 2001, with an additional 97 employee reduction in October 2001. These reductions impacted all employee groups. The actions also included vacating buildings located in California, Massachusetts, Michigan, Minnesota and Texas, as well as exiting the mechanical drill business and discontinuing the manufacturing of certain other products. Anticipated future lease costs of $0.5 million, net of future sublease revenue, are reflected as a component of other accrued liabilities at May 29, 2004. A detail of the expenses by type for the fiscal 2002 cost management plan is presented below (in thousands):

	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
For the year ended May 29, 2004:
Severance, relocation and other employee-related charges	$—	$—	$—	$—
Facilities consolidation costs	—	366	—	366
	$—	$366	$—	$366
For the year ended May 31, 2003:
Severance, relocation and other employee-related charges	$—	$—	$—	$—
Facilities consolidation costs	—	546	—	546
	$—	$546	$—	$546
For the year ended June 1, 2002:
Severance, relocation and other employee-related charges	$—	$3,300	$1,200	$4,500
Facilities consolidation costs	—	2,700	100	2,800
Inventory write-offs	12,500	—	—	12,500
Intangible asset write-offs, net	—	1,500	—	1,500
	$12,500	$7,500	$1,300	$21,300

Other Income (Expense)

Interest income was $7.8 million in fiscal 2004 compared to $9.6 million in fiscal 2003. The decrease is primarily due to lower interest rates earned during fiscal 2004 compared to fiscal 2003 on a slightly lower average amount of invested assets, which consist primarily of mortgage-backed debt securities and corporate debt securities. In addition to slightly lower average investment balances, and consistent with market conditions, our investment rates of return steadily declined on all assets in our portfolio during fiscal year 2004. In the coming year, market conditions for investments may continue to yield less than historically favorable rates. Our investment income could also be impacted by changes in average investment balances during the coming year depending on our ability to generateand invest cash from operations.

Interest expense was $7.4 million in fiscal 2004 compared to $7.5 million in fiscal 2003. Annual interest expense related to the convertible subordinated notes of approximately $7.1 million includes $0.9 million for the accretion of underwriting discounts.

Net other expense of $0.4 million for fiscal 2004 increased $0.9 million when compared with $0.5 million in other net income in fiscal 2003. For fiscal 2004, other net expense of $0.4 million is primarily comprised of bank fees. Net other income of $0.5 million in fiscal 2003 is primarily comprised of $0.6 million of bank charges, offset by a gain of $0.6 million related to legal settlements, a gain on sale of securities of $0.4 million and a $0.2 million gain related to the repurchase of $5.0 million principal amount of convertible subordinated notes.

Income Taxes

The income tax benefit recorded for fiscal year 2004 was $9.3 million on pretax income of $2.6 million. The tax benefit in fiscal 2004 results primarily from export tax incentives of approximately $4.8 million and $2.6 million in research and foreign tax credits, respectively, for current and prior periods, resulting from tax returns filed in the current year. To a lesser extent, the net tax benefit was also impacted by the effect of foreign income taxed at rates lower than U.S. federal statutory income tax rates, and the recording of temporary differences previously not recognized. The income tax benefit recorded for fiscal 2003 of $29.1 million resulted in an effective benefit rate of 36.8%. We estimate that our effective tax rate for fiscal 2005 will be approximately 29%.

In October of 2003, the Internal Revenue Service began an audit of our tax returns for the tax years ending in 1996 through 2002. During the examination period, we filed our fiscal year 2003 tax return and this return has also been included in the current examination cycle. Although the final outcome of the federal tax audit is uncertain, we believe the ultimate resolutions will not have a materially adverse effect on our results of operations or financial position.

Net Income (Loss)

As a result of the factors discussed above, net income was $11.9 million, or $0.42 per basic and diluted share, for fiscal 2004 compared to a net loss of $50.1 million, or $1.81 per basic and diluted share, for fiscal 2003.

Fiscal Year 2003 Compared to Fiscal Year 2002

Net Sales

Net sales for fiscal 2003 decreased $26.0 million or 16.0% to $136.9 million compared to $162.9 million in fiscal 2002.

Net sales by product group is as follows (net sales in thousands):

	2003		2002
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$64,266	47.0%	$80,929	49.7%
Passive Components (PCG)	47,670	34.8	67,510	41.4
Electronic Interconnect (EIG)	24,949	18.2	14,446	8.9
	$136,885	100.0%	$162,885	100.0%

The decrease in fiscal 2003 net sales compared to fiscal 2002 was primarily due to decreasing volume in both the SG and PCG groups. The decreases in volume were due to continued softness in the global economy and competitive pressures. In particular, PCG experienced increased competition for consumable products, primarily from Asia. The increase in EIG net sales was largely due to acceptance of products in fiscal 2003 that were shipped to one customer in fiscal 2002. At the end of fiscal 2002, these shipments were included in deferred revenue.

Deferred revenue was $13.2 million at May 31, 2003 compared to $5.3 million at June 1, 2002. Our revenue recognition policy is to defer revenue on shipments of significantly new products until customer acceptance has been received. The increase in deferred revenue was primarily due to an increased level of shipments of substantially new products by our semiconductor group. Changes in deferred revenues for the year ended May 31, 2003 were as follows:

2003
Deferred revenue, beginning of fiscal year	$5,308
Revenue deferred	25,072
Revenue recognized	(17,158)
Deferred revenue, end of fiscal year	$13,222

Gross Profit

Gross profit was $19.0 million (13.9% of net sales) for fiscal 2003 compared to $66.1 million (40.6% of net sales) for fiscal 2002. As a result of the economic climate and reduction in demand for our products, fiscal 2003 gross margins compared to fiscal 2002 were impacted by under-absorption of factory overhead due to reduced product manufacturing. This resulted in higher overhead burden costs included in cost of sales. That factor, as well as pricing pressures, higher warranty costs and unfavorable product mix contributed to the overall decline in gross profit. Cost of sales in fiscal 2003 included $4.1 million in inventory write-downs, $0.6 million in employee severance, relocation and related costs and $0.3 million in facilities consolidation costs for the closure of our Escondido, California facility. Additionally, downward revisions to previously projected product demand resulted in inventory and asset write-offs of $9.7 million and $2.5 million in charges related to open purchase order commitments. Fiscal 2002 cost of sales included $12.5 million of such charges, including $3.1 million related to the fiscal 2002 cost management plan and $9.4 million related to our decision to exit the mechanical drill business.

Operating Expenses

Selling, Service and Administrative Expenses

Selling, service and administrative expenses were $63.0 million (46.0% of net sales) in fiscal 2003 compared to $68.4 million (42.0% of net sales) in fiscal 2002. The principal items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs. Included in selling, service and administrative expenses in fiscal 2003 are charges related to the restructuring and other cost management activities of $6.6 million, primarily employee severance, relocation and related costs of $2.7 million, facilities consolidation costs of $2.9 million and fixed asset write-downs of $0.9 million. Fiscal 2002 included $7.5 million of such charges, primarily comprised of employee severance, relocation and related costs of $3.3 million, facilities consolidation costs of $2.7 million and amortization of intangible assets of $1.8 million, which was partially offset by a gain on the disposal of impaired assets of $0.3 million. Fiscal 2003 also benefited from restructuring and other cost management efforts that were implemented at various times during fiscal 2002 and 2003 that reduced spending levels.

Research, Development and Engineering Expenses

Research, development and engineering expenses were $27.8 million in fiscal 2003 (20.3% of net sales) compared to $36.4 million (22.4% of net sales) in fiscal 2002. Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. Included in research, development and engineering expenses in fiscal 2003 were charges related to restructuring and other cost management activities of

$1.2 million, primarily related to employee severance and related costs and facilities consolidation costs. Fiscal 2002 included $1.3 million of such charges consisting of employee severance and related costs of $1.2 million and facilities consolidation costs of $0.1 million. Excluding these charges, the decrease in research, development and engineering expenses of $8.5 million is primarily due to lower headcount.

Long-lived Asset Impairment

Long-lived asset impairment of $10.1 million in fiscal 2003 includes $9.1 million related to the write-down of our Klamath Falls, Oregon components manufacturing site and related equipment, and $1.0 million related to the write-down of land in Taiwan. The market for the consumable products manufactured by our Klamath Falls operation experienced a significant reduction in demand in fiscal 2003 as well as significantly increased competition from foreign manufacturers. Accordingly, during the fourth quarter of fiscal 2003, we determined that the book value of these assets exceeded the estimated undiscounted future cash flows. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we wrote down the assets to their estimated fair values.

Other Income (Expense)

Interest income was $9.6 million in fiscal 2003 compared to $8.2 million in fiscal 2002. The increase was due to a full year of interest earned on the increase in our investment balances as a result of our sale of $150 million aggregate principal amount of convertible subordinated notes in December 2001 and January 2002. This increase was partially offset by lower interest rates in fiscal 2003 compared to fiscal 2002.

Interest expense was $7.5 million in fiscal 2003 compared to $3.7 million in fiscal 2002. The increase is primarily due to a full year of interest expense of $6.3 million related to the sale in December 2001 and January 2002 of $150 million aggregate principal amount of convertible subordinated notes plus $0.9 million for the accretion of underwriting discounts.

Net other income of $0.5 million in fiscal 2003 was primarily comprised of $0.6 million of bank charges, offset by a gain of $0.6 million related to legal settlements, a gain on sale of securities of $0.4 million and a $0.2 million gain related to the repurchase of $5.0 million principal amount of convertible subordinated notes. Net other income of $0.02 million in fiscal 2002 was primarily comprised of $0.4 million of bank charges, offset by $0.3 million of foreign exchange gains.

Income Taxes

The effective income tax benefit rate for fiscal 2003 was 36.8% compared to a 48.2% benefit rate for fiscal 2002. The rate in fiscal 2002 includes the effect of a $4.6 million tax credit due to a reevaluation of our application of the research and development tax credit for the years 1996 through 2001.

Net Loss

As a result of the factors discussed above, net loss was $50.1 million, or $1.81 per basic and diluted share for fiscal 2003 compared to $17.8 million, or $0.65 per basic and diluted share for fiscal 2002. Restructuring costs and charges related to the investigation and litigation in fiscal 2003 were $37.0 million, an increase of $15.7 million compared to $21.3 million recorded for restructuring charges in fiscal 2002.

Financial Condition and Liquidity

At May 29, 2004, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable and restricted securities of $332.8 million and accounts receivable of $51.7 million. At May 29, 2004, we had a current ratio of 6.5:1 and long-term debt of $142.8 million. Working capital increased

$29.7 million to $369.9 million at May 29, 2004 from $340.2 million at May 31, 2003. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Trade receivables increased $14.5 million to $51.7 million at May 29, 2004 from $37.2 million at May 31, 2003 primarily due to the increase in sales in the latter half of fiscal 2004 compared to fiscal 2003.

Income tax refund receivable decreased $20.3 million from $27.8 million to $7.5 million primarily due to tax refunds received during fiscal 2004 of $26.4 million, partially offset by income tax payments made of $7.3 million.

Inventory increased $16.5 million to $58.6 million at May 29, 2004 from $42.1 million at May 31, 2003, primarily due to increases to support higher sales levels achieved in the latter half of fiscal 2004 and sales levels expected in 2005, based on the order backlog at May 29, 2004.

Assets held for sale of $2.4 million at May 29, 2004 relate to an undeveloped parcel of land in Taiwan. We entered into a cash sales contract with a buyer in May 2004 and completed the sales transaction in June 2004.

Purchases of property, plant and equipment of $4.9 million in fiscal 2004 were primarily for tooling purchases at our Klamath Falls facility and purchases of computer equipment and software.

Deferred revenue was $12.0 million at May 29, 2004 compared to $13.2 million at May 31, 2003. Although sales in fiscal 2004 increased substantially compared to fiscal 2003, deferred revenue decreased moderately due to acceptance criteria being met on new products in the fourth quarter of fiscal 2004.

At May 29, 2004, we had $142.8 million recorded on our balance sheet related to our convertible subordinated notes due in December 2006. The difference between the remaining $145.0 million face value and the $142.8 million balance at May 29, 2004 relates to underwriting discounts, which originally totaled $4.5 million and are being amortized as additional interest expense over the life of the subordinated notes at a rate of $0.9 million per year.

A summary of our contractual commitments and obligations as of May 29, 2004 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated debt	$142,759	$—	$142,759	$—	$—
Purchase commitments	58,941	55,411	3,530	—	—
Derivative financial instruments, net	2,136	2,136	—	—	—
Operating leases	1,755	846	855	54	—
	$205,591	$58,393	$147,144	$54	$—

Derivative financial instruments represent various forward exchange contracts to hedge foreign currency transactions. Amounts are presented above in U.S. dollars, translated at the exchange rate on May 29, 2004 and are a net presentation of amounts expected to be received and paid upon settlement of these contracts.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Refer to Part II, Item 8. Note 1—Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for additional information.

Our critical accounting policies and estimates include the following:

•       Revenue recognition;

•       Inventory write-downs;

•       Product warranty reserves;

•       Allowance for doubtful accounts;

•       Income tax benefits, expenses and deferred taxes;

•       Loss contingencies; and

•       Long-lived asset valuations.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon delivery, provided that fulfillment of acceptance criteria can be demonstrated prior to shipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, the fair values of any undelivered elements, estimated based on the list price of such elements, are deferred until the elements are delivered and acceptance criteria are met. Installation services are not essential to the functionality of the delivered equipment. Beginning in fiscal 2004, and in accordance with SAB 104, installation revenue is deferred until installation is complete. Prior to fiscal 2004, and in accordance with SAB 101, “Revenue Recognition in Financial Statements,” the costs of installation service were accrued at the time the revenue was recorded. Historically, neither the costs of installation accrued nor the fair value of installation service revenue deferred has been significant.

Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales to our distributor in Japan, where revenues are recognized upon title transfer to the distributor. We have no distributor relationships outside of Japan.

Revenues related to spare parts and consumable sales are recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Revenues are difficult to predict, due in part to our reliance on customer acceptance for a portion of our revenues. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Inventory Write-downs

We regularly evaluate the value of our inventory based on a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Purchasing requirements and alternative uses for the inventory are explored within these processes to mitigate inventory exposure. Raw materials with quantities in excess of forecasted usage are reviewed quarterly for obsolescence by our engineering and operating personnel. Raw material obsolescence write-downs are typically caused by engineering change orders or product end-of-life adjustments in the market. Finished goods are reviewed quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. We record inventory write-downs, when necessary, as an increase to cost of sales based on the above factors and take into account worldwide quantities and demand into our analysis. If circumstances related to our inventories change, our estimates of the value of inventory could materially change.

Product Warranty Reserves

We provide warranties on installed systems generally for a period of up to twelve months from the date of customer acceptance. Upon revenue recognition, a provision for the estimated cost related to warranty is recorded and included in cost of sales. Warranty costs include labor to repair the system and replacement parts for defective items, as well as other costs incidental to warranty repairs. Any credits for defective parts repaired and returned to inventory or cost recoveries from our suppliers covering defective components under warranty are also considered. This data is then utilized to determine the estimated warranty reserve required for products remaining under warranty. If circumstances change, or if a dramatic change in warranty-related incidents occurs, our estimate of the warranty reserve could change significantly. We record estimated warranties quarterly as an adjustment to cost of sales. Our warranty expense in fiscal 2004 totaled $5.5 million.

Allowance for Doubtful Accounts

Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we talk with the customer to determine the cause. If we determine that the customer will be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information then available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We record estimated bad debts quarterly as an increase to selling, service and administrative expenses. At May 29, 2004, our allowance for doubtful accounts totaled $0.9 million and our bad debt expense in fiscal 2004 was $0.1 million.

Deferred Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. Under SFAS No. 109 “Accounting for Income Taxes,” the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Should management’s assumptions and expectations be inaccurate, our results of operations and financial condition could be adversely affected in future periods. At May 29, 2004, our net deferred tax assets totaled $33.7 million, which included a valuation allowance of $2.5 million.

Loss Contingencies

In addition to intellectual property litigation, we have been, from time to time, subject to legal proceedings and claims, including a purported securities class action lawsuit and other securities-related litigation. See Part I, Item 3. Legal Proceedings.

Where we can make a reasonable estimate of the liability relating to pending litigation, we record a liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. Because of uncertainties relating to litigation, however, the amount of our estimates could be wrong. Moreover, plaintiffs may not specify an amount of damages sought. At May 29, 2004, we had $5.1 million accrued for anticipated costs related to defending and/or settling current litigation, including $3.8 million accrued in the fourth quarter of fiscal 2004 for the estimated settlement of the class action and derivative lawsuits.

Long-lived Asset Valuations

Long-lived assets, principally property and equipment and identifiable intangibles held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Factors That May Affect Future Results

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ. The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to the following:

The industries that comprise our primary markets are volatile and unpredictable.

Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers and other electronic products. In the past, the markets for electronic devices have experienced sharp downturns. During these downturns, electronics manufacturers, including our customers, have delayed or canceled capital expenditures, which has had a negative impact on our financial results.

During any downturn it will be difficult for us to maintain our sales levels. As a consequence, to maintain profitability we will need to reduce our operating expenses. However, because there is a lag between actions we take to reduce expense and the actual reductions of the costs, our ability to quickly reduce these fixed operating expenses is limited. Moreover, we may be unable to defer capital expenditures, and we will need to continue to invest in certain areas such as research and development. An economic downturn may also cause us to incur charges related to impairment of assets and inventory write-offs and we may also experience delays in payments from our customers, which would have a negative effect on our financial results.

Although we have recently experienced an increase in demand, we cannot assure you that demand for our products will continue to increase. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

The proposed settlement of our securities-related litigation may not receive court approval, which could have a material adverse impact on our operating results and financial condition.

In April 2004 we reached an agreement in principle to settle the class action lawsuit and other securities-related litigation arising out of the restatement of our earnings announced in fiscal 2003. See Part I, Item 3. Legal Proceedings. The class action lawsuit alleged that we and six of our current and/or former officers and directors violated the anti-fraud provisions of the securities laws by making false and misleading statements regarding our business prospects and operations. The other securities-related litigation was a shareholder derivative suit alleging that certain current and/or former officers and directors violated their fiduciary duties to us and were unjustly enriched. The settlement is subject to court approval. If the court does not approve the settlement, proceeding with the litigation could divert management’s attention and resources from the operation of our business. In addition, amounts, if any, ultimately paid by us in the litigation could exceed the amounts to be paid under the proposed settlement.

We face risks relating to governmental inquiries and the results of our internal investigation of accounting matters.

On March 20, 2003, we contacted the SEC in connection with our issuance of a press release announcing the need to restate our financial results for the quarters ended August 31, 2002 and November 30, 2002. In March 2003, the audit committee of our board of directors, with the assistance of outside legal counsel and independent forensic accountants, commenced an internal investigation of certain accounting matters. The investigation involved the review of (1) the circumstances surrounding the reversal of an accrual for employee benefits, (2) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (3) certain other areas where potential accounting errors could have occurred, including revenue recognition and restructuring reserves. As a result of the investigation, we determined that our unaudited consolidated condensed financial statements for the three months ended August 31, 2002 and November 30, 2002, and our audited consolidated financial statements for the year ended June 1, 2002 (and the quarters contained therein) required restatement. We will cooperate with all government investigations into the matters addressed by the internal investigation. Depending on the scope, timing and result of any governmental investigation, management’s attention and our resources could be diverted from operations, which could adversely affect our operating results and contribute to future stock price volatility. Governmental investigations also could lead to further restatement of our prior period financial statements or require that we take other actions not currently contemplated. In addition, if any proceeding is brought against us as a result of any governmental investigation, it could divert resources and management’s attention from the operation of our business and result in increased legal costs and possibly the imposition of fines, which could cause our operating results and financial condition to suffer.

We have entered into indemnification agreements in the ordinary course of business with our current and former officers and directors, some of whom may be the subject of any governmental investigation or party to proceedings brought as a result of any investigation. In addition, our bylaws contain indemnification provisions with respect to our directors, officers and employees. We may be obligated throughout any investigation or proceeding to advance payment of legal fees and costs incurred by any current and former directors, officers, employees and agents pursuant to the indemnification agreements, our bylaws and applicable Oregon law. We may also be obligated to indemnify any former and/or current directors, officers, employees and agents for judgments, fines and amounts paid in settlement if the person acted in good faith and in a manner reasonably believed to be in or not opposed to our best interests. Payments made by us under these obligations, to the extent not reimbursed by insurance carriers, could have a material adverse impact on our financial condition.

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

Our top ten customers for fiscal 2004 accounted for approximately 61% of total net sales in fiscal 2004, with one customer, Samsung, accounting for approximately 26% and 16% of total net sales in fiscal 2004 and fiscal 2003, respectively. No other customer in fiscal 2004, fiscal 2003 or fiscal 2002 accounted for more than 10% of total net sales. In addition, none of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

Delays in manufacturing, shipment or customer acceptance of our products could substantially decrease our sales for a period.

We derive a substantial portion of our revenues from the sale of a relatively small number of products with high average selling prices, some with prices in excess of $1.0 million per unit.

We depend on manufacturing flexibility to meet the changing demands of our customers. Any significant delay or interruption in receiving raw materials or in our manufacturing operations as a result of software deficiencies, natural disasters, or other causes could result in reduced manufacturing capabilities or delayed product deliveries, any or all of which could materially and adversely affect our results of operations.

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

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers for those materials. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts are available only from a single supplier or a limited group of suppliers in the short term. Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including changes in business relationships, competitive factors, work stoppages, fire, earthquake, flooding or other natural disasters. Such disruption could interrupt our manufacturing. Our business may be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

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

The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change that may render our current products or technologies obsolete could significantly harm our business.

We are exposed to the risks that others may violate our proprietary rights, and our intellectual property rights may not be well protected in foreign countries.

Our success is dependent upon the protection of our proprietary rights. In the high technology industry, intellectual property is an important asset that is always at risk of infringement. We incur substantial costs to obtain and maintain patents and defend our intellectual property. For example, we have initiated litigation alleging that certain parties have violated various patents of ours. We rely upon the laws of the United States and of foreign countries in which we develop, manufacture or sell our products to protect our proprietary rights. However, these proprietary rights may not provide the competitive advantages that we expect or other parties may challenge, invalidate or circumvent these rights.

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

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. For example, in February 2001 and August 2003, Cognex Corporation and GSI Lumonics, respectively, filed lawsuits against us claiming we infringed patents owned by each of them. See Part I, Item 3. Legal Proceedings. Competitors or others may assert infringement claims against our customers or us in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

We are exposed to the risks of operating a global business, including risks associated with exchange rate fluctuations, legal and regulatory changes and the impact of regional and global economic disruptions.

International shipments accounted for 80.9% of net sales for fiscal 2004, with 70.6% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

Our business and operating results are subject to uncertainties arising out of the possibility of regional or global economic disruptions, the economic consequences of military action or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

Our worldwide direct sales and service operations expose us to employer-related risks in foreign countries.

We have established direct sales and service organizations throughout the world. A worldwide direct sales and service model in foreign countries involves certain risks. We are subject to compliance with the labor laws and other laws governing employers in the countries where our operations are located and as a result we may incur additional costs to comply with these local regulations. Additionally, we may encounter labor shortages or disputes that could inhibit our ability to effectively sell, market and service our products. If we cannot effectively manage the risks related to employing persons in foreign countries, our operating results could be adversely affected.

Our business is highly competitive, and if we fail to compete effectively, our business will be harmed.

The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in those markets. Furthermore, our technological advantages may be reduced or lost as a result of technological advances by our competitors.

Their greater resources in these areas may enable them to:

•       Better withstand periodic downturns;

•       Compete more effectively on the basis of price and technology; and

•       More quickly develop enhancements to and new generations of products.

We believe that our ability to compete successfully depends on a number of factors, including:

•       Performance of our products;

•       Quality of our products;

•       Reliability of our products;

•       Cost of using our products;

•       Consistent availability of critical components;

•       Our ability to ship products on the schedule required;

•       Quality of the technical service we provide;

•       Timeliness of the services we provide;

•       Our success in developing new products and enhancements;

•       Existing market and economic conditions; and

•       Price of our products as compared to our competitors’ products.

We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins and loss of market share.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of May 29, 2004, our investment portfolio includes marketable debt securities of $246.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder’s equity. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or the results of our operations. Our $145 million aggregate principal amount of convertible subordinated notes are at a fixed interest rate. Therefore, there is no associated volatility. The fair value of the convertible subordinated notes at May 29, 2004, based on recent open market trades, was $146.5 million.

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

The table below summarizes, by major currency, the notional amounts of our forward exchange contracts in U.S. dollars as of May 29, 2004 and May 31, 2003. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

	Bought (Sold)
Foreign Currency	2004	2003
	(In thousands)
Japanese Yen	$(7,846)	$(6,326)
Taiwan Dollar	(477)	—
Euro	3,023	1,024
British Pound	549	(1,012)
Korean Won	2,615	987

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of May 29, 2004 and May 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended May 29, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of May 29, 2004 and May 31, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended May 29, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Portland, Oregon
June 28, 2004

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of May 29, 2004 and May 31, 2003
(in thousands)

	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$80,358	$31,017
Marketable securities	206,931	211,343
Restricted securities	6,251	9,422
Total cash and securities	293,540	251,782
Trade receivables, net of allowances of $901 and $2,245	51,696	37,160
Income tax refund receivable	7,466	27,795
Inventories	58,627	42,067
Shipped systems pending acceptance	4,391	7,058
Deferred income taxes	16,096	14,794
Assets held for sale	2,391	6,451
Other current assets	3,348	3,445
Total Current Assets	437,555	390,552
Long-term marketable securities	39,214	53,452
Long-term restricted securities	—	3,018
Property, plant and equipment, net	33,531	36,592
Deferred income taxes	17,630	5,188
Other assets	9,256	13,796
Total Assets	$537,186	$502,598
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$13,248	$4,395
Accrued liabilities	42,381	32,773
Deferred revenue	11,985	13,222
Total Current Liabilities	67,614	50,390
Convertible subordinated notes	142,759	141,891
Total Liabilities	210,373	192,281
Shareholders’ Equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 28,175 and 27,843 issued and outstanding	147,054	140,231
Retained earnings	181,362	169,475
Accumulated other comprehensive income (loss)	(1,603)	611
Total Shareholders’ Equity	326,813	310,317
Total Liabilities and Shareholders’ Equity	$537,186	$502,598

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 29, 2004, May 31, 2003 and June 1, 2002
(in thousands, except per share data)

	2004	2003	2002
Net sales	$207,242	$136,885	$162,885
Cost of sales	119,762	117,858	96,830
Gross profit	87,480	19,027	66,055
Operating expenses:
Selling, service and administration	57,241	63,001	68,385
Research, development and engineering	23,834	27,762	36,439
Long-lived asset impairment	—	10,140	—
Settlement of class action and derivative lawsuits	3,800	—	—
	84,875	100,903	104,824
Operating income (loss)	2,605	(81,876)	(38,769)
Interest income	7,772	9,632	8,156
Interest expense	(7,389)	(7,457)	(3,725)
Other income (expense), net	(409)	480	21
	(26)	2,655	4,452
Income (loss) before income taxes	2,579	(79,221)	(34,317)
Benefit for income taxes	(9,308)	(29,135)	(16,540)
Net income (loss)	$11,887	$(50,086)	$(17,777)
Net income (loss) per share—basic	$0.42	$(1.81)	$(0.65)
Net income (loss) per share—diluted	$0.42	$(1.81)	$(0.65)
Weighted average number of shares—basic	27,983	27,745	27,337
Weighted average number of shares—diluted	28,233	27,745	27,337

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended May 29, 2004, May 31, 2003 and June 1, 2002
(in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at June 2, 2001	27,101	$125,997	$237,338	$(286)	$363,049
Stock Plans:
Employee stock plans	518	8,138	—	—	8,138
Tax benefit of stock options exercised	—	2,235	—	—	2,235
Comprehensive income (loss):
Net loss	—	—	(17,777)	—	(17,777)
Unrealized gain on securities held for sale, net of tax	—	—	—	310	310
Net unrealized loss on derivative instruments, net of tax	—	—	—	(13)	(13)
Cumulative translation adjustment, net of tax	—	—	—	(183)	(183)
Annual comprehensive loss					(17,663)
Balance at June 1, 2002	27,619	136,370	219,561	(172)	355,759
Stock Plans:
Employee stock plans	224	3,602	—	—	3,602
Tax benefit of stock options exercised	—	259	—	—	259
Comprehensive income (loss):
Net loss	—	—	(50,086)	—	(50,086)
Net unrealized gain on securities, net of tax	—	—	—	558	558
Net unrealized gain on derivative instruments, net of tax	—	—	—	17	17
Cumulative translation adjustment, net of tax	—	—	—	208	208
Annual comprehensive loss					(49,303)
Balance at May 31, 2003	27,843	140,231	169,475	611	310,317
Stock Plans:
Employee stock plans	332	5,964	—	—	5,964
Tax benefit of stock options exercised	—	859	—	—	859
Comprehensive income (loss):
Net income	—	—	11,887	—	11,887
Net unrealized loss on securities, net of tax	—	—	—	(2,256)	(2,256)
Net unrealized loss on derivative instruments, net of tax	—	—	—	(37)	(37)
Cumulative translation adjustment, net of tax	—	—	—	79	79
Annual comprehensive income					9,673
Balance at May 29, 2004	28,175	$147,054	$181,362	$(1,603)	$326,813

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 29, 2004, May 31, 2003 and June 1, 2002
(in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,887	$(50,086)	$(17,777)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	10,008	10,808	10,526
Provision for doubtful accounts	95	1,173	1,029
Impairment of long-lived assets	—	10,140	—
Loss on disposal of property and equipment	—	1,069	1,458
Gain on debt extinguishment	—	(218)	—
Deferred income taxes	(13,774)	(11,679)	1,508
Tax benefit of stock options exercised	859	259	2,235
Changes in operating accounts:
(Increase) decrease in trade receivables	(14,020)	20,858	29,511
(Increase) decrease in inventories	(15,128)	24,601	9,748
(Increase) decrease in shipped systems pending acceptance	2,667	(5,051)	(2,007)
(Increase) decrease in income tax refund receivable	20,329	(6,978)	(18,269)
(Increase) decrease in other current assets	70	1,617	(2,962)
Increase (decrease) in deferred revenue	(1,237)	7,914	3,923
Increase (decrease) in accounts payable and accrued liabilities	17,862	8,070	(18,985)
Net cash provided by (used in) operating activities	19,618	12,497	(62)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,859)	(9,270)	(15,279)
Proceeds from sales of property, plant and equipment	23	1,183	633
Proceeds from the sale of assets held for sale	6,562	—	—
Maturity (purchase) of restricted investments	6,189	5,960	(18,179)
Purchase of securities	(262,362)	(254,134)	(585,346)
Proceeds from sales of securities and maturing securities	278,756	242,157	414,539
(Increase) decrease in other assets	234	2,516	(46)
Net cash provided by (used in) investing activities	24,543	(11,588)	(203,678)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible subordinated notes issuance	—	—	145,500
Repurchase of ESI issued convertible notes	—	(4,676)	—
Proceeds from exercise of stock options and stock plans	5,180	3,146	8,138
Net cash provided by (used in) financing activities	5,180	(1,530)	153,638
NET CHANGE IN CASH AND CASH EQUIVALENTS	49,341	(621)	(50,102)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,017	31,638	81,740
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,358	$31,017	$31,638
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(6,546)	$(6,419)	$(3,725)
Cash received from income taxes, net	19,157	15,024	4,902

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries, all of which are wholly owned (collectively, the Company). All material intercompany accounts and transactions have been eliminated. The Company designs and manufactures high-technology manufacturing equipment for the global electronics market, including advanced laser systems that are used to microengineer electronic device features in high-volume production environments. The Company’s customers are primarily manufacturers of semiconductors, passive electronic components and electronic interconnect devices. Principal products include:

•       laser manufacturing systems for semiconductor yield improvement;

•       production, test and inspection equipment for the manufacture of passive components;

•       laser micro-via drilling systems used to process high-density interconnect (HDI) circuit boards; and

•       machine vision systems.

The Company serves the global electronics market from its headquarters in Portland, Oregon and through subsidiaries located in the United States, Europe and Asia.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, fiscal 2004 ended on May 29, 2004, fiscal 2003 ended on May 31, 2003 and fiscal 2002 ended on June 1, 2002 and each fiscal year contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2003 and 2002 to conform to the 2004 presentation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: inventory write-downs; allowances for uncollectible trade accounts receivables; long-lived asset valuations; product warranty reserves; loss contingency reserves; revenue recognition; and income tax benefits, expenses and deferred taxes.

Risks and Uncertainties

The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, marketable securities available for sale, trade receivables and financial instruments used in hedging activities. The Company invests cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. Investments are placed with high credit quality financial institutions and the credit exposure from any one institution or instrument is minimized. To date, the amounts of losses experienced on these investments have not been material.

The Company sells a significant portion of its products to a small number of large electronics manufacturers. In fiscal 2004, ten customers accounted for approximately 61% of total net sales. One customer accounted for approximately 26% and 16% of total net sales in fiscal 2004 and fiscal 2003, respectively. No other customer accounted for more than 10% of total net sales in fiscal 2004 or fiscal 2003. No customers accounted for more than 10% of total net sales in fiscal 2002. The Company’s operating results could be adversely affected if the financial condition and operations of these key customers decline.

The Company’s operations involve a number of other risks and uncertainties including but not limited to the cyclicality of the electronics market, the effect of general economic conditions, rapidly changing technology and international operations.

Cash Equivalents and Marketable Securities

All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. Short-term marketable securities have maturities of less than one year or are subject to immediate pre-payment or call provisions. Marketable securities consist primarily of marketable debt securities and are classified as “Available for Sale” and recorded at fair market value. Unrealized gains and losses on marketable securities are recorded as a separate component of shareholders’ equity. See Note 3.

Restricted Securities

Restricted securities are a required pre-funding of certain interest payments on the 4¼% convertible subordinated notes. These securities are classified as “Held to Maturity” and are recorded at amortized cost. See Note 4. The restricted securities are being used to pay the first six semi-annual interest payments on the convertible subordinated notes, commencing with the payment due in June 2002 and ending with the payment due in December 2004.

Allowance for Doubtful Accounts

Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits. On certain foreign sales, letters of credit are required. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. See Note 6.

Shipped Systems Pending Acceptance

Shipped systems pending acceptance relate to systems that have been ordered and shipped to the customer, but have been deferred in accordance with the Company’s revenue recognition policy. Shipped systems pending acceptance are recognized as cost of sales once all criteria for revenue recognition have been met and revenue is recorded. Shipped systems pending acceptance are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Costs utilized in the valuation of shipped systems pending acceptance include material, labor and manufacturing overhead and exclude costs of installation.

Assets Held for Sale

Property and equipment to be disposed of by sale are measured at the lower of book value or fair value less cost to sell in accordance with Statement of Financial Accounting Standard (SFAS) No. 144. See Note 7.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included as a component of operating expenses. See Note 8.

Long-lived Asset Impairment

Long-lived assets, principally property and equipment and identifiable intangibles held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. See Note 8.

Other Assets

Other assets include goodwill, patents, consignment and demo equipment and long-term deposits.

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill was tested for impairment in the fourth quarter of fiscal 2004 utilizing a fair value comparison method that considered the Company’s market capitalization and determined that there was no impairment as of May 29, 2004.

The Company accounts for intangible assets with estimable useful lives in accordance with SFAS No. 142. Accordingly, all patents included in intangible assets are amortized over their estimated useful lives of 17 years.

Consigned, demo and training equipment are recorded at the lower of standard costs or estimated market values, until the assets are sold. These assets are also reviewed quarterly for impairment.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. See also Note 14 for a discussion of the fair value of the Company’s convertible subordinated notes.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon delivery, provided that fulfillment of acceptance criteria can be demonstrated prior to shipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, the fair values of any undelivered elements are deferred until the elements are delivered and acceptance criteria are met. Fair values are estimated based upon the list price of such elements. Installation services are not essential to the functionality of the delivered equipment. Beginning in fiscal 2004, and in accordance with SAB 104, installation revenue is deferred until installation is complete. Prior to fiscal 2004, and in accordance with SAB 101, “Revenue Recognition in Financial Statements,” the costs of installation service were accrued at the time the revenue was recorded. Historically, neither the costs of installation accrued nor the fair value of installation service revenue deferred has been significant.

Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance. Sales to the Company’s distributor in Japan are recognized upon title transfer to the distributor. The Company has no distributor relationships outside of Japan.

Revenues related to spare parts and consumable sales are recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Product Warranty

The Company provides warranties on installed systems generally for a period of up to twelve months from the date of customer acceptance. Upon revenue recognition, a provision for the estimated cost related to warranty is recorded and included in cost of sales. Warranty costs include labor to repair the system and replacement parts for defective items, as well as other costs incidental to warranty repairs. Any credits for defective parts repaired and returned to inventory or cost recoveries from our suppliers covering defective components under warranty are also considered. This data is then utilized to determine the estimated warranty reserve required for products remaining under warranty. See Note 13.

Research and Development

Research and development costs, which include labor and related employee expenses, patent maintenance fees, project materials, project subcontractors, depreciation of engineering equipment, building costs and other administrative expenses, are expensed as incurred as research, development and engineering expense in the consolidated statements of operations.

Taxes on Unremitted Foreign Income

Under Accounting Principles Board opinion (APB) No. 23, “Accounting for Income Taxes—Special Areas,” the Company is required to provide for deferred taxes on the undistributed earnings of a subsidiary which is included in consolidated income of the parent, except to the extent that the income is intended to be indefinitely reinvested or remitted in a tax-free liquidation.

The Company provides for income taxes on its foreign subsidiaries’ results based on their effective income tax rates in each respective jurisdiction. There is no additional U.S. income tax expense recorded for unremitted foreign earnings, as the Company expects any additional U.S. tax resulting from the repatriation would be substantially offset by associated foreign tax credits.

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

Net Income (Loss) per Share

Basic earnings (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Basic EPS is computed utilizing the weighted average number of shares outstanding during the period. Diluted EPS also considers common stock equivalents, such as stock options and convertible debt, to the extent that they are not antidilutive. See Note 18.

Stock Based Compensation Plans

The Company has elected to use the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” subsequently amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to account for stock options issued to its employees under its stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and fair market value of the underlying share of company stock subject to the option on the award’s grant date. The calculated total compensation expense, if any, is included in operating results over the vesting period of the underlying options using the straight-line method. However, no compensation cost has been recognized for employee share purchase plan (ESPP) shares which are issued at fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date. The Company makes pro forma fair value disclosures as required by SFAS No. 123. See Note 21.

Segment Reporting

The Company complies with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of SFAS No. 131, the Company has determined that it operates in one segment. The Company manages its resources and assesses its performance on an enterprise-wide basis. The Company’s product groups qualify for aggregation under SFAS No. 131 due to their similarities in customer base, economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003),” which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. For all non-special purpose entities (SPE) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of FIN 46-R early as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The Company does not hold any variable interest entities or SPEs, and therefore, the adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which superseded Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance in December 2002 of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment to SFAS Nos. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. SFAS No. 132 (revised 2003) requires changes to employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS Nos. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of SFAS No. 132 (revised 2003) did not have a material effect on the Company’s financial position or results of operations.

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

In May 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003. The Company does not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption did not have a material effect on the Company’s financial position or results of operations.

NOTE 3.   MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities, other than restricted securities as described below, are classified as “Available for Sale” and, accordingly, they are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity. All marketable debt securities are invested in high credit quality securities. Certain information regarding marketable securities is as follows at May 29, 2004 and May 31, 2003 (in thousands):

	2004	2003
Fair market value	$246,145	$264,795
Unrealized gain (loss)	$(1,009)	$2,454
Amortized cost:
State and local government	$—	$6,090
Federal government	191,339	214,349
Corporate	55,815	41,902
Total	$247,154	$262,341
Maturity information:
Less than one year	$206,931	$211,343
One to three years	36,669	53,452
Greater than three years	2,545	—
Total	$246,145	$264,795

NOTE 4.   RESTRICTED SECURITIES

Restricted securities are a required pre-funding of certain interest payments on the 4¼% convertible subordinated notes. Restricted securities are accounted for in accordance with SFAS No. 155. Restricted securities are classified as “Held to Maturity” and, accordingly, they are recorded on the consolidated balance sheets at amortized cost. Certain information regarding restricted securities is as follows at May 29, 2004 and May 31, 2003 (in thousands):

	2004	2003
Fair market value	$6,357	$12,648
Unrealized gain	$106	$208
Amortized cost:
Federal government	$6,251	$12,440
Total	$6,251	$12,440
Maturity information:
Less than one year	$6,251	$9,422
One to three years	—	3,018
Total	$6,251	$12,440

NOTE 5.   SALE OF ACCOUNTS RECEIVABLE

In fiscal 2002, the Company entered into an agreement that allows for the sale of accounts receivable from selected customers at a discount to a financial institution. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Receivables sold under these provisions have terms and credit risk characteristics similar to the overall receivables portfolio. The Company did not sell any accounts receivable under this agreement during fiscal 2004. Accounts receivable sales under this agreement were $12.0 million and $9.0 million for fiscal 2003 and 2002, respectively. Discounting fees were recorded in interest expense and were not material for fiscal 2003 or 2002. At May 29, 2004 and May 31, 2003, there were no sold receivables remaining outstanding under this agreement.

NOTE 6.   INVENTORIES

The components of inventories are as follows at May 29, 2004 and May 31, 2003 (in thousands):

	2004	2003
Raw materials and purchased parts	$34,710	$25,412
Work-in-process	11,219	2,074
Finished goods	12,698	14,581
	$58,627	$42,067

NOTE 7.   ASSETS HELD FOR SALE

The components of assets held for sale are as follows at May 29, 2004 and May 31, 2003 (in thousands):

	2004	2003
Land	$2,391	$2,625
Buildings, net	—	3,826
	$2,391	$6,451

Assets held for sale at May 29, 2004 consist of an undeveloped parcel of land in Taiwan. As of May 29, 2004, the Company had entered into a cash sales contract with a buyer and completed the sale transaction in June 2004. Pursuant to the terms of the contract, the Company received a deposit of $0.7 million which is included in cash and accrued liabilities at May 29, 2004. See Note 26—Subsequent Event.

Assets held for sale at May 31, 2003 were comprised of a 60,000 square foot plant on 10 acres of land near Escondido, California, which was used to house the Electronic Component Systems product line that has been moved to the Company’s headquarters in Portland, Oregon. This property was sold on March 30, 2004. Net proceeds from the sale of this asset were $6.6 million, resulting in a gain of $0.1 million.

NOTE 8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at May 29, 2004 and May 31, 2003 (in thousands):

	Estimated Useful Lives	2004	2003
Land	n/a	$2,974	$5,365
Buildings and improvements	3 to 40 years	29,833	29,117
Machinery and equipment	3 to 10 years	41,368	37,201
		74,175	71,683
Less accumulated depreciation		(40,644)	(35,091)
		$33,531	$36,592

In fiscal 2003, the Company reviewed its property and equipment to be held and used and, based on an assessment of fair value using discounted future cash flows, determined that the Klamath Falls facility and related equipment and a parcel of land in Taiwan had been impaired. The market conditions for the consumable products manufactured by the Klamath Falls operation experienced a significant reduction in demand in fiscal 2003 as well as significantly increased competition from foreign manufacturers.

Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” a charge was recorded to reduce the assets to their estimated fair values in the fourth quarter of fiscal 2003 as follows (in thousands):

Klamath Falls, Oregon facility	$5,704
Equipment at Klamath Falls, Oregon facility	3,436
Land in Taiwan	1,000
$10,140

In the first quarter of fiscal 2004, the parcel of land in Taiwan was reclassified as an asset held for sale.

NOTE 9.   OTHER ASSETS

Other assets consist of the following at May 29, 2004 and May 31, 2003 (in thousands):

	2004	2003
Goodwill	$1,442	$1,442
Patents, net	154	175
Consignment and demo equipment	6,743	11,359
Other	917	820
	$9,256	$13,796

NOTE 10.   INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

The net deferred tax asset at May 29, 2004 and May 31, 2003 consists of the following (in thousands):

	2004	2003
Deferred tax assets:
Receivable and inventory valuation	$5,728	$8,303
Payroll-related accruals	1,632	1,505
Warranty costs	1,794	1,330
Deferred revenue	2,212	2,005
Property, plant and equipment	2,039	186
Unrealized loss on investments	947	—
Other accrued liabilities	3,780	2,025
Tax loss and credit carryforwards	18,109	7,771
Total deferred tax assets	36,241	23,125
Deferred tax liabilities	—	(374)
Valuation allowance	(2,515)	(2,769)
Net deferred tax asset	$33,726	$19,982

As of May 29, 2004 the Company had approximately $18.1 million in tax assets resulting from federal, state and foreign net operating losses and tax credits. A detailed breakdown of the carryforward net operating losses (tax-effected) and tax credits at May 29, 2004 and May 31, 2003 are as follows:

	2004	2003
Federal net operating losses	$9,266	$4,762
State net operating losses	3,102	3,009
Foreign net operating losses and credits	1,042	—
Federal and state research credits	3,285	—
Federal minimum tax credit	1,414	—
	$18,109	$7,771

Approximately $5.0 million of the federal losses were acquired as part of prior acquisitions and expire on various dates through 2013. These losses are subject to certain limitations caused by the change in ownership. Accordingly, their utilization in future periods may be restricted. Given these limitations, some of these losses may not be realizable, and accordingly, a valuation allowance has been recorded. As of May 29, 2004 and May 31, 2003 the Company had a valuation allowance of $2.5 million and $2.8 million respectively. The remaining $4.3 million of the federal losses and all the state losses expire on various dates through 2024. Federal and state research credits expire on various dates through 2024, and the minimum tax credit is available indefinitely.

The components of income (loss) before income taxes and the provision (benefit) for income taxes are as follows, all from continuing operations (in thousands):

	2004	2003	2002
Income (loss) before income taxes:
Domestic	$(2,135)	$(81,890)	$(34,625)
Foreign	4,714	2,669	308
Total income (loss) before income taxes	$2,579	$(79,221)	$(34,317)
Provision (benefit) for income taxes:
Current:
U.S. federal and state	$804	$(17,369)	$(20,756)
Foreign	1,453	58	870
	2,257	(17,311)	(19,886)
Deferred	(12,424)	(12,083)	1,111
Tax benefit of stock options	859	259	2,235
Total expense (benefit) for income taxes	$(9,308)	$(29,135)	$(16,540)

The tax benefit related to stock option exercises has been recorded as an increase to common stock rather than a reduction to the provision for income taxes.

A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate is as follows:

	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	2.9	(2.9)	0.2
Tax credits	(103.4)	(1.3)	(14.9)
Export tax incentives	(185.1)	(1.6)	—
Non-U.S. income taxed at different rates	(47.4)	(1.2)	—
Temporary differences previously not recognized	(73.7)	—	—
Other, net	10.8	5.2	1.5
	(360.9)%	(36.8)%	(48.2)%

In October of 2003 the Internal Revenue Service began an audit of the Company’s tax years ending in 1996 through 2002. During the examination period the Company filed its fiscal 2003 tax return, and this 2003 year has also been included in the current examination cycle. Although the final outcome of the federal tax audit is uncertain, we believe the ultimate resolutions will not have a materially adverse effect on our results of operations or financial positions.

NOTE 11.   ACCRUED LIABILITIES

Accrued liabilities consist of the following at May 29, 2004 and May 31, 2003 (in thousands):

	2004	2003
Payroll-related	$10,781	$6,562
Product warranty	4,720	3,501
Interest payable	2,805	2,781
Accrual for loss on purchase commitments	536	2,214
Legal settlement accrual	3,800	—
Income taxes payable	12,212	11,296
Other	7,527	6,419
	$42,381	$32,773

The accrual for loss on purchase commitments to our vendors decreased $1.7 million to $0.5 million at May 29, 2004 compared to May 31, 2003. This decrease is a result of payments made to vendors for settlement of purchase commitments and reclassifications to inventory reserves as materials were received. See Note 13 for discussion of the accrual for product warranty and Note 24 for discussion of the accrual for legal settlement.

NOTE 12.   DEFERRED REVENUE

The following is a reconciliation of the changes in deferred revenue for fiscal years 2004 and 2003 (in thousands):

	2004	2003
Beginning of fiscal year	$13,222	$5,308
Revenue deferred	62,060	25,072
Revenue recognized	(63,297)	(17,158)
End of fiscal year	$11,985	$13,222

NOTE 13.   PRODUCT WARRANTY

The following is a reconciliation of the changes in the aggregate product warranty accrual for fiscal years 2004 and 2003 (in thousands):

	2004	2003
Beginning of fiscal year	$3,501	$2,183
Warranty charges incurred	(10,611)	(11,357)
Inventory credits	6,308	3,281
Provision for warranty charges	5,522	9,394
End of fiscal year	$4,720	$3,501

Warranty charges incurred include labor charges and replacement parts for system repairs under warranty. Inventory credits, as stated in our warranty policy, primarily represent defective parts which have been repaired and returned to inventory. These credits result from period activity and can increase as business volumes and our installed base increase. Finally, the provision for warranty charges reflects the revised estimate of future anticipated net warranty costs to be incurred for all products under warranty at fiscal year end and is recorded as an adjustment to cost of sales.

NOTE 14.   CONVERTIBLE SUBORDINATED NOTES

In December 2001 and January 2002, the Company sold $150 million aggregate principal amount of 4¼% convertible subordinated notes (the Convertible Notes) due in December 2006 in a private offering. The Company received proceeds, net of the initial purchaser’s discount, from these sales of approximately $145.5 million. In the third quarter of fiscal 2003, the Company repurchased, in the open market, $5.0 million face value of the Convertible Notes. The Company recorded a gain of $0.2 million related to this repurchase, which is reflected as other income on the consolidated statements of operations. Interest of $3.1 million is due semiannually on each June 21 and December 21, and, along with the accretion of $0.9 million per year of the underwriting discounts, is recorded as interest expense in the accompanying consolidated statements of operations. Principal is due at maturity on December 21, 2006. In accordance with the terms of the Convertible Note indenture, the Company was required to place $18.2 million in trust (see Notes 1 and 4). This restricted investment was invested in treasury bills and is sufficient to satisfy the first six interest payments due through December 2004 under the terms of the indenture. The Convertible Notes are convertible into shares of common stock at a conversion price of $38.00 per share, subject to adjustment in certain circumstances. The Convertible Notes are redeemable by the Company any time on or after December 21, 2004 through December 20, 2005 at 101.7% of par value per $1,000 principal amount, and at 100.85% thereafter. The fair value of the Convertible Notes at May 29, 2004, based on open market trades, was $146.5 million.

NOTE 15.   EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company were $0.8 million, $1.1 million and $1.4 million for fiscal 2004, 2003 and 2002, respectively.

NOTE 16.   DERIVATIVE FINANCIAL INSTRUMENTS

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. It does, however, use derivatives to manage well-defined foreign currency risks. The Company enters into forward exchange contracts to hedge forecasted Japanese sales commitments and the value of accounts receivable primarily denominated in Japanese yen and other material non-functional monetary asset and liability balances. Foreign exchange contracts have gains and losses that are recognized at the end of each fiscal period. Such gains and losses have been immaterial to the results of operations and are typically offset by the corresponding changes to the related underlying transactions.

In accordance with SFAS No. 133, hedges of anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, on a monthly basis. As a result, the forward contracts designated by us to hedge forecasted Japanese sales denominated in yen are cash flow hedges. The critical terms of the forward contract, such as amount and timing, are matched to the forecasted sale. The effectiveness of the cash flow hedge is determined by comparing the change in value of the anticipated transaction to the change in value of the related forward contracts, excluding time value. The effective portion of the hedge is accumulated in other comprehensive income and any ineffectiveness along with the time value change in the instrument is recognized immediately in other income and expense. Other comprehensive income associated with the hedges of forecasted sales is reclassified to revenue upon revenue recognition.

In addition to “cash flow hedges,” the Company uses “remeasurement hedges” to hedge non-functional monetary assets and liabilities held outside the U.S. These non-functional monetary balances are reviewed monthly and, if material, are hedged using the local functional currency value at the current month balance sheet rate. Forward contracts are one month in duration and at the settlement of the contract, any resulting gains or losses are reflected in other income and expense.

At May 29, 2004 and May 31, 2003 the Company had net forward exchange contracts totaling $2.1 million and $5.3 million, respectively. In general, these contracts mature in less than one year and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal. The use of derivatives has not had, and is not expected to have, a significant effect on financial position or the results of operations.

The table below summarizes, by major currency, the notional amounts of forward exchange contracts in U.S. dollars as of May 29, 2004 and May 31, 2003. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

	Bought (Sold)
Foreign Currency	2004	2003
	(in thousands)
Japanese Yen	$(7,846)	$(6,326)
Taiwan Dollar	(477)	—
Euro	3,023	1,024
British Pound	549	(1,012)
Korean Won	2,615	987

NOTE 17.   OPERATING LEASE COMMITMENTS

The Company leases certain equipment, automobiles and office space under operating leases, which are non-cancelable and expire on various dates through 2009. The aggregate minimum commitment for rentals under operating leases beyond May 29, 2004 is as follows (in thousands):

Fiscal
2005	$846
2006	566
2007	289
2008	30
2009	24
Thereafter	—
Total minimum lease payments	$1,755

Rental expense for all operating leases was $1.2 million, $1.4 million and $1.1 million in fiscal 2004, 2003 and 2002, respectively.

In June 2004, the Company sublet an unused facility in Ann Arbor, Michigan. The Company’s future minimum rental payments as lessee on this facility total $0.6 million through December 2006 and the future sublease revenue to be received totals $0.2 million through December 2006. At May 29, 2004, the Company had an accrual of $0.5 million, net of future sublease revenue, for anticipated future lease costs, including minimum rental payments and other lease-related charges.

At May 29, 2004, firm purchase order commitments, which are primarily for inventories, totaled $58.9 million.

NOTE 18.   EARNINGS PER SHARE

Following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for fiscal 2004 (in thousands, except per share amounts):

Shares
Weighted average shares outstanding—basic	27,983
Effect of dilutive stock options	250
Weighted average shares outstanding—diluted	28,233

Basic and diluted EPS are the same for fiscal 2003 and 2002 since we were in a loss position in those periods.

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	2004	2003	2002
Employee stock options	3,231	4,287	4,989
4 1/4% convertible subordinated notes	3,816	3,816	3,947
	7,047	8,103	8,936

NOTE 19.   LEGAL MATTERS

As a result of the Company’s March 2003 announcement that it was reviewing certain accounting matters and would be restating some of its financial statements, between March 26, 2003 and May 20, 2003, three purported class action lawsuits were filed in the United States District Court for the District of Oregon against ESI and David F. Bolender (former director, CEO and Chairman of the Board), James T. Dooley (former President and CEO), and Joseph L. Reinhart (former Acting CFO). The complaints were filed on behalf of a purported class of persons who purchased ESI’s common stock between September 17, 2002 and at the latest April 15, 2003, and alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the Act) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act. The complaints have been consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs’ consolidated class action complaint (the Consolidated Complaint) was filed on October 10, 2003, which shortened the purported class to purchasers between September 17, 2002 and March 20, 2003, and added Donald R. VanLuvanee (ESI’s President and CEO from 1992 until April 2002), John R. Kurdock (ESI’s former VP Operations), and James Lorenz (ESI’s former Corporate Controller) as additional defendants. The Consolidated Complaint alleges that defendants made false and misleading statements during the purported class period about ESI’s financial condition and performance, business prospects, and operations, artificially inflating ESI’s stock price and leading to the restatement first announced on March 20, 2003. In March 2003, the Company’s Audit Committee commenced an investigation into certain accounting matters. As a result of the investigation, which was completed on July 11, 2003, the Company restated its financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County. The complaints were consolidated under the name In Re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV. A consolidated complaint (Complaint) was filed on September 24, 2003, and names as defendants James Dooley (former President and CEO), David Bolender (former director, CEO and Chairman), Joseph Reinhart (former Acting CFO), Barry Harmon (director and former President and CEO), and current or former directors W. Arthur Porter, Gerald Taylor, Larry Hansen, Vernon Ryles, Keith Thomson, and Jon Tompkins. ESI is named as a “nominal defendant.” The Complaint, which purports to be brought on behalf of ESI, alleges that all defendants breached fiduciary duties owed to ESI, abused their alleged control over ESI, wasted corporate assets, are liable for gross mismanagement, and were unjustly enriched by their conduct. The Complaint seeks an unspecified amount of monetary damages and seeks various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading ESI common stock, and attorneys’ fees and costs. As filed, the Complaint is derivative in nature and does not seek monetary damages from ESI or the imposition of equitable remedies on ESI. A special litigation committee of the Company’s board of directors, with the assistance of independent legal counsel, was appointed to conduct an investigation relating to the allegations asserted in the Complaint.

On April 22, 2004, the Company announced an agreement in principle to settle both the class action and derivative actions. The settlement, which is subject to court approval, calls for the payment of $9.3 million, of which approximately $3.8 million will be paid by the Company and approximately $5.5 million will be paid by the Company’s insurance carrier.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 WGY). The lawsuit alleges that the Company’s CorrectPlace product and some of its predecessors infringe United States Patent 5,371,690 (the ‘690 patent), which is owned by Cognex. The ‘690 patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board. Cognex seeks injunctive relief, damages, costs and attorneys’ fees. The Company filed several counterclaims, including one alleging that the ‘690 patent is unenforceable by reason of inequitable conduct and another alleging that Cognex falsely marked certain products with the ‘690 patent. After the close of discovery, on October 8, 2002, the Company filed a motion for summary judgment of non-infringement. Cognex filed motions for summary judgment on the issues of unenforceability and mismarking on the same day. The court denied Cognex’s motion on the issue of unenforceability on April 25, 2003. The court subsequently allowed Cognex to supplement its expert disclosures in certain respects. The Company renewed its motion for summary judgment of non-infringement on March 26, 2004. Both the Company’s motion on non-infringement and Cognex’s motion on the issue of false marking are still pending. Additionally, certain customers have notified the Company that, in the event it is subsequently determined that their use of CorrectPlace infringes any patent, they may seek indemnification from the Company for damages or expenses resulting from this matter.

On August 18, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc., Case No. CV-03-5863 PA (SHx). The lawsuit alleges that ESI infringes three GSI patents: U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization” (the ‘728 patent); U.S. Patent No. 6,337,462, entitled “Laser Processing” (the ‘462 patent); and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site” (“the ‘473 patent”). These claims relate to the Company’s semiconductor yield improvement systems. GSI seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees. On September 2, 2003, GSI filed a First Amended Complaint which did not change the substantive allegations of patent infringement. By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California. The case was re-assigned to a judge in the Northern District of California and has been renumbered CV-03-04302-MHP. On October 8, 2003, the Company filed its Answer to First Amended Complaint and Counterclaim for Declaratory Judgment of Invalidity and Noninfringement. On October 24, 2003, GSI filed a Reply to the Company’s counterclaim denying the allegations of invalidity and noninfringement. On May 11, 2004, pursuant to an agreement between the Company and GSI, the court entered a stipulated dismissal of two of GSI’s asserted patents without prejudice: the ‘728 patent and the ‘462 patent. The litigation is continuing with respect to GSI’s claim for infringement of the ‘473 patent and the Company’s defenses and counterclaim with respect to this patent. After the dismissal of two of the three patents, the court modified the case schedule previously set and scheduled a new trial date for November 29, 2005. Pretrial discovery has begun. The Company intends to defend this action vigorously. It is not possible at this time to reliably estimate any costs that may be incurred in connection with this lawsuit.

In addition to the legal matters described above, in the ordinary course of business the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, amounts accrued for awards or assessments in connection with these matters are management’s best estimate and ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.

NOTE 20.   SHAREHOLDER RIGHTS PLAN

The Company renewed its Shareholder Rights Plan in May 1999 and accordingly declared a dividend distribution of one Right for each outstanding share of common stock, payable to holders of record on June 4, 1999. On March 1, 2001, the Rights Agreement was amended and restated appointing Mellon Investor Services as the Rights Agent, successor to First Chicago Trust Company of New York. Under certain conditions, each right may be exercised to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $270, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. Generally, the Rights become exercisable after a person or group acquires or commences a tender offer that would result in beneficial ownership of 15 percent or more of outstanding common stock. In addition, the Rights become exercisable if any party becomes a beneficial owner of 10 percent or more of outstanding common stock and is determined by the Board of Directors to be an adverse party. If a person or group acquires 15 percent of outstanding common stock or the Board of Directors declares a person to be an Adverse Person, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock, or, in certain circumstances, other assets of the Company having a value equal to twice the exercise price of the Right. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to twice the exercise price of the Right, depending on the circumstances. The Rights expire on May 7, 2009 and may be redeemed by us for $0.001 per Right. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the Company’s earnings.

NOTE 21.   STOCK BASED COMPENSATION PLANS

In September 1989, the shareholders approved the adoption of the 1989 Stock Option Plan (the 1989 Plan) pursuant to which 4,400,000 shares of common stock, as amended in September 1998, have been reserved for issuance. In September 2000, the shareholders approved the adoption of the 2000 Stock Option Incentive Plan (as amended October 2003, the 2000 Incentive Plan) and the reservation of 2,000,000 shares of common stock for issuance thereunder. The 2000 Incentive Plan replaced the 1989 Plan. In addition, any shares that remained available for grant under the 1989 Plan upon its termination and any shares that may become available for grant under the 1989 Plan through the expiration, termination, forfeiture or cancellation of grants become available for grant under the 2000 Incentive Plan. Options under the 2000 Incentive Plan generally vest 25% per year over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. For stock options granted at less than fair value on the date of the grant, the calculated total compensation expense is included in operating results over the vesting period of the underlying options using the straight-line method. The 2000 Incentive Plan was amended in October 2003 to allow for automatic option grants to non-employee directors for 30,000 shares of common stock upon appointment. These options have an exercise price equal to the closing market price on the date of grant, a ten-year term and are exercisable for one third of the shares subject to the option on each anniversary of its date of grant. In addition, the 2000 Incentive Plan, as amended, allows for an automatic annual option grant for 10,000 shares of common stock on July 31 of each year to non-employee directors who have served on the Board of Directors for at least six months. These options have an exercise price equal to the closing market price on the date of the grant, a ten-year term and are exercisable as to one-twelfth of the shares subject to the grant each month after the date of the grant. The 2000 Incentive Plan allows for grants of incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 or non-statutory stock options. At May 29, 2004, the Company had options covering 1,439,394 shares of its common stock available for grant under the 2000 Incentive Plan.

In September 1996, the shareholders approved the 1996 Stock Incentive Plan (the 1996 Plan) pursuant to which 500,000 shares of common stock, as amended in September 1998, have been reserved for issuance to participating employees. The 1996 Plan allows for the grants of stock bonuses, restricted stock or performance-based awards. Restricted stock grants vest based on certain performance criteria that are tied to the Company’s stock price or length of service. During fiscal 2004 and 2003, the Company recorded $0.8 million and $0.5 million, respectively, of compensation expense related to restricted stock grants. There was no compensation expense related to restricted stock grants recorded during fiscal 2002. At May 29, 2004, the Company had stock grants covering 239,254 shares of its common stock available for grant under the 1996 Plan.

In April 2000, the Board of Directors approved the adoption of the 2000 Stock Option Plan (the 2000 Plan) pursuant to which 2,250,000 shares of common stock, as amended in April 2001, have been reserved for issuance. The 2000 Plan allows for grants to non-officer employees of non-statutory stock options, stock bonuses or restricted stock. Options under the 2000 Plan generally vest 25% per year over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. At May 29, 2004, the Company had options or stock grants covering 201,285 shares of its common stock available for grant under the 2000 Plan.

At May 29, 2004, the Company had 6,599,274 shares of its common stock reserved for issuance under all of the above plans combined. The following table summarizes activity in the above stock plans (in thousands, except per share amounts):

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances, June 3, 2001	2,881	4,466	$30.21
Restricted shares canceled	2	—	—
Options granted	(1,429)	1,429	34.48
Options canceled	515	(515)	35.43
Options exercised	—	(387)	13.74
Balances, June 1, 2002	1,969	4,993	32.17
Restricted shares granted	(53)	—	—
Restricted shares canceled	15	—	—
Options granted	(394)	394	18.54
Options canceled	1,014	(1,014)	34.53
Options exercised	—	(86)	14.80
Balances, May 31, 2003	2,551	4,287	30.71
Restricted shares granted	(20)	—	—
Restricted shares canceled	37	—	—
Options granted	(1,697)	1,697	23.97
Options canceled	1,011	(1,011)	33.41
Options expired	(2)	—	55.25
Options exercised	—	(254)	13.88
Balances, May 29, 2004	1,880	4,719	$28.60

The Company had 23,400, 69,300 and 31,200 shares of restricted stock outstanding as of May 29, 2004, May 31, 2003 and June 1, 2002, respectively, none of which were vested.

Certain information about stock options outstanding at May 29, 2004 is as follows:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at 5/29/04	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 5/29/04	Weighted Average Exercise Price
$6.57	–	16.93	534,448	5.89	$14.18	323,948	$12.88
17.17	–	24.02	617,693	6.65	20.05	356,218	18.93
24.03	–	25.00	807,700	9.25	24.95	27,500	24.98
25.40	–	26.64	744,000	7.88	26.08	300,750	26.64
27.00	–	27.00	581,286	6.85	27.00	436,730	27.00
27.31	–	34.48	57,250	6.81	31.66	38,812	31.50
34.57	–	34.57	791,765	7.88	34.57	397,230	34.57
34.90	–	52.75	567,449	5.90	52.04	557,119	52.19
58.00	–	61.63	17,750	5.78	59.57	17,750	59.57
$6.57	–	61.63	4,719,341	7.34	$28.60	2,456,057	$31.14

At May 31, 2003, the Company had 2,429,892 options exercisable at a weighted average exercise price of $29.80 and at June 1, 2002, there were 1,839,417 options exercisable at a weighted average exercise price of $28.45.

On June 28, 2004, the compensation committee of the Board of Directors approved an acceleration of vesting of those (non-director) employee stock options with an option price equal to or greater than the fair market value of the shares on that date ($23.38). Approximately 1.2 million options with varying remaining vesting schedules were subject to the acceleration provision, and became immediately exercisable as a result.

In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan (the ESPP) pursuant to which 900,000 shares of common stock, as amended in September 1998 and October 2003, have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15 percent of their cash compensation during each pay period. Prior to January 8, 2004, the ESPP provided for one 12-month offering period beginning January 8 of each calendar year and ending with a purchase date on January 7.

In October 2003, the shareholders approved an amendment to the ESPP to provide that, beginning January 8, 2004, the ESPP would have separate overlapping 24-month offerings starting every three months. Each offering would have eight purchase dates occurring every three months on designated dates. The offerings under the ESPP commence on January 15, April 15, July 15 and October 15 of each calendar year. Any eligible employee may participate in only one offering at a time and may purchase shares only through payroll deductions permitted under the ESPP. Eligible employees may elect to contribute up to 15 percent of their compensation during each pay period. At the end of each three-month purchase period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of common stock. The purchase price per share is equal to 85% of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date of purchase. The October 2003 amendment also provides that if the fair market value of the common stock on the first day of the new offering period is less than or equal to the fair market value of the common stock on the first date of any ongoing offering, employees participating in any such ongoing offering will be automatically withdrawn from it and enrolled in the new offering. A total of 101,527, 99,587 and 76,897 shares of common stock were issued under the ESPP during fiscal 2004, 2003 and 2002, respectively, and 203,600 shares remained reserved for issuance at May 29, 2004.

Pro forma fair value disclosures required by SFAS No. 123 are presented below and reflect the impact on net income (loss) and net income (loss) per share as if the fair value method of accounting for stock-based awards to employees had been applied. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model.

	2004	2003	2002
Net income (loss), as reported	$11,887	$(50,086)	$(17,777)
Deduct—Recapture of stock-based employee compensation expense related to cancellations included in reported net income (loss), net of related tax effect	(144)	—	—
Add—Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	482	283	—
Deduct—Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(10,926)	(18,451)	(14,742)
Net income (loss), pro forma	$1,299	$(68,254)	$(32,519)
Net income (loss) per share—basic and diluted, as reported	$0.42	$(1.81)	$(0.65)
Net income (loss) per share—basic and diluted, pro forma	$0.05	$(2.46)	$(1.19)

The Black-Scholes option pricing model is utilized to measure compensation expense. The following weighted average assumptions were used in calculating the value of all options granted during the periods presented:

	2004	2003	2002
Risk-free interest rate	3.34%	3.33%	4.70%
Expected dividend yield	0%	0%	0%
Expected lives	5.5 years	5.6 years	5.6 years
Expected volatility	67.87%	69.00%	64.00%

The following weighted average assumptions were made in calculating the value of all shares issued under the ESPP during the periods presented:

	2004	2003	2002
Risk-free interest rate	2.37%	3.33%	4.70%
Expected dividend yield	0%	0%	0%
Expected lives	1.1 years	1.0 year	1.0 year
Expected volatility	56.86%	69.00%	64.00%

Using the Black-Scholes methodology, the total value of stock-based awards granted during fiscal 2004, 2003 and 2002 was $30.2 million, $5.8 million and $30.2 million, respectively, which would be amortized over the vesting period of the options, typically four years for stock options and one year for shares issued under the ESPP. The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $15.55, $11.55 and $20.94 per share, respectively. The weighted average fair value of shares issued under the ESPP during fiscal 2004, 2003 and 2002 was $13.83, $11.40 and $9.78 respectively.

NOTE 22.   GEOGRAPHIC, PRODUCT AND CUSTOMER INFORMATION

Net sales by product type were as follows (in thousands):

	2004	2003	2002
Semiconductor Group (SG)	$125,018	$64,266	$80,929
Passive Components Group (PCG)	50,302	47,670	67,510
Electronic Interconnect Group (EIG)	31,922	24,949	14,446
	$207,242	$136,885	$162,885

Sales by geographic area, based on the location of the end user, were as follows (in thousands):

	2004	2003	2002
Asia	$146,389	$91,549	$95,463
Americas	41,185	28,551	41,600
Europe	19,668	16,785	25,822
	$207,242	$136,885	$162,885

Long-lived assets, exclusive of marketable and restricted securities and deferred tax assets, by geographic area were as follows at May 29, 2004 and May 31, 2003 (in thousands):

	2004	2003
United States	$41,152	$41,704
Asia	1,547	7,395
Europe	88	1,289
	$42,787	$50,388

One customer accounted for approximately 26% and 16% of total net sales in fiscal 2004 and fiscal 2003, respectively. No other customers accounted for more than 10% of total net sales in fiscal 2004 and fiscal 2003. No customers accounted for more than 10% of revenue in fiscal 2002.

NOTE 23.   RESTRUCTURING AND COST MANAGEMENT PLANS

In fiscal 2004, 2003 and 2002, the Company announced restructuring and other cost management plans.

The following table reflects changes in accruals related to these restructuring and cost management activities, which are reflected in the “other” component of accrued liabilities in the accompanying consolidated balance sheets, from May 31, 2003 to May 29, 2004 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at May 29, 2004
Facility consolidation costs	$680	566	(795)	$451
Severance and other employee-related costs	$50	1,419	(1,469)	$—

Of the $2.0 million expenses charged in fiscal 2004, $0.1 million was included in cost of goods sold, $1.7 million was included in selling, service and administrative expenses, and $0.2 million was included in research, development and engineering expenses.

Fiscal year 2004 cost management plan

In the first quarter of fiscal 2004 the Company initiated a reduction of 67 employees, impacting all employee groups in order to reduce expenditures. Charges related to the fiscal 2004 plan of approximately $1.0 million were comprised of severance and other employee-related charges. The headcount reductions primarily occurred in the first quarter of fiscal 2004 and were substantially complete in the second quarter of fiscal 2004.

The following table reflects the changes in accruals related to the fiscal 2004 cost management plan in fiscal 2004 (in thousands):

	Balance at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balance at May 29, 2004
Severance and other employee-related costs	$—	1,027	(1,027)	$—

Fiscal year 2003 cost management plan

The fiscal 2003 actions primarily related to relocating the manufacturing of the electronic component product line included in the passive components group from Escondido, California to the Company’s headquarters in Portland, Oregon. This action resulted in a reduction of 68 employees and the relocation of 37 employees to the Company’s headquarters, which reductions and relocations were substantially completed by December 31, 2002. Severance and other employee-related charges for these activities totaled approximately $0.4 million and $4.4 million in fiscal 2004 and fiscal 2003, respectively. Facilities consolidation costs related to these activities totaled approximately $0.2 million and $2.8 million in fiscal 2004 and fiscal 2003, respectively. Fixed asset write-downs totaled approximately $0.9 million in fiscal 2003. As a result of the closure of the California facility, in fiscal 2003 the Company recorded charges of $4.1 million for inventory write-downs related to the discontinuance of certain electronic component manufacturing product lines.

Additionally, the Company recorded charges in fiscal 2003 related to downward revisions to previously projected product demand and the discontinuance of certain electronic component manufacturing product lines included in the passive components group of $6.8 million for the write-down of excess and obsolete inventory, $2.5 million related to open purchase order commitments on excess and obsolete inventory, and $3.0 million in inventory write-downs and long term asset impairments, and a $0.2 million gain on the disposal of equipment.

The following table reflects the changes in accruals related to the fiscal 2003 cost management plan in fiscal 2004 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at May 29, 2004
Facility consolidation costs	$—	200	(200)	$—
Severance and other employee-related charges	$50	392	(442)	$—

Fiscal year 2002 cost management plan

The fiscal 2002 actions reduced the total work force by 419 employees in June and August 2001, with an additional 97 employees in October 2001. These reductions impacted all employee groups. The actions also included vacating buildings located in California, Massachusetts, Michigan, Minnesota and Texas, as well as exiting the mechanical drill business and discontinuing the manufacturing of certain other products. In fiscal 2004 and fiscal 2003, facilities consolidation charges related to these activities totaled approximately $0.4 million and $0.5 million, respectively. The charges in fiscal 2004 consisted of costs related to the lease of an unused facility in Ann Arbor, Michigan. This facility was sublet in June 2004. At May 29, 2004, an accrual of $0.5 million is recorded for remaining lease charges, net of estimated sublease income, which will be paid through December 2006.

The following table reflects the changes in accruals related to the fiscal 2002 restructuring and cost management plan in fiscal 2004 (in thousands):

	Balance at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balance at May 29, 2004
Facility consolidation costs	$680	366	(595)	$451

NOTE 24.   LEGAL SETTLEMENT

In April 2004, the Company reached an agreement in principle with plaintiffs to settle the class action and derivative lawsuits arising out of the restatement of earnings announced in fiscal 2003. The settlement, which is subject to court approvals, calls for a total payment of $9.3 million, of which approximately $3.8 million will be paid by the Company and approximately $5.5 million will be paid by the Company’s insurance carrier. The settlement amount expected to be paid by the Company of $3.8 million was recorded as a charge against operating income for fiscal 2004.

NOTE 25.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Year ended May 29, 2004
Net sales	$20,876	$45,753	$58,770	$81,843
Gross profit	4,840	15,663	23,326	43,651
Provision (benefit) for income taxes	(5,989)	1,737	(5,798)	742
Net income (loss)(1)	(9,367)	(4,875)	9,974	16,155
Basic net income (loss) per share	(0.34)	(0.17)	0.36	0.57
Diluted net income (loss) per share(2)	(0.34)	(0.17)	0.34	0.54
Year ended May 31, 2003
Net sales	$39,360	$43,416	$31,631	$22,478
Gross profit	15,857	2,960	(544)	754
Benefit for income taxes	(2,464)	(6,214)	(8,706)	(11,751)
Net loss(3)	(3,394)	(12,908)	(12,989)	(20,795)
Basic and diluted net loss per share	(0.12)	(0.47)	(0.47)	(0.75)

The sum of the quarterly data presented in the table above for fiscal 2004 does not equal annual results due to the varying impacts of dilutive securities to the annual versus the quarterly EPS calculations (see Note 18) and due to rounding.

(1)             The fourth quarter of fiscal 2004 includes a pretax charge of $3.8 million for the estimated settlement of the class action and derivative lawsuits. See Note 24.

(2)             Basic and diluted net income are the same for the first and second quarters of fiscal 2004, in which the Company recorded a net loss. In the third and fourth quarters, in which the Company recorded net income, diluted net income includes the effect of dilutive stock options and the dilutive effect of the potential conversion of the Convertible Notes. See Note 18.

(3)             The fourth quarter of fiscal 2003 includes a pretax long-lived asset impairment charge of $10.1 million related to certain buildings, equipment and land. See Note 8.

NOTE 26.   SUBSEQUENT EVENT

In June 2004 the Company completed the sale transaction for an undeveloped parcel of land in Taiwan. The asset, which is included in assets held for sale at May 29, 2004, had a book value of $2.4 million and was sold at a slight gain.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Attached to this annual report as exhibits 31.1 and 31.2 are the certifications of our President and Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This portion of our annual report on Form 10-K is our disclosure of the conclusions of our management, including our President and Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures. You should read this disclosure in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no significant change in the Company’s internal controls over financial reporting in the fourth quarter of fiscal 2004; however, controls continue to be subject to ongoing evaluation for effectiveness in order to maintain proper control over these functions.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item, including information about the Company’s audit committee, is included under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted the ESI Code of Conduct, a code of ethics and business practices with which every person who works for the Company is expected to comply. The ESI Code of Conduct is publicly available on the Company’s website under the Investors Section (at http://www.esi.com/investors/default.asp). This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any waiver is granted, including any implicit waiver, from a provision of the ESI Code of Conduct to the Company’s executive officers or directors, the Company will disclose the nature of such waiver on that website or in a report on Form 8-K.

Item 11.   Executive Compensation

The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Employment Contracts and Severance Agreements,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is included under “Certain Relationships and Related Transactions” in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2) Financial Statements and Schedules

The Consolidated Financial Statements, together with the reports thereon of our independent registered public accounting firm, are included on the pages indicated below:

There are no schedules required to be filed herewith.

(a)(3) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.
3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.
3.4	2004 Restated Bylaws.
4.1

Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

10.1*	ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1986.
10.2*	ESI 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
10.3*

Form of Change in Control Agreement between the Company and each of its appointed officers. Incorporated by reference to Exhibit 10-C of the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

10.4*	1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
10.5*	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.
10.6*

Form of Indemnity Agreement between the Company and each of its corporate officers. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

10.7*	2000 Stock Option Incentive Plan. Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.
10.8*

Form of Employment and Separation Agreement between the Company and Donald R. VanLuvanee. Incorporated by reference to Exhibit 10-H of the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

10.9*

Employment Agreement (including Change in Control Agreement) between the Company and James T. Dooley, dated December 13, 2002. Incorporated by reference to Exhibit 10 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended November 30, 2002, as filed on January 31, 2003.

10.10*

Separation Agreement by and between Electro Scientific Industries, Inc. and Mr. Kevin Longe dated September 12, 2002. Incorporated by reference to Exhibit 10.2 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.

10.11*

Separation Agreement by and between Electro Scientific Industries, Inc. and Mr. Brad Cooley dated February 24, 2003. Incorporated by reference to Exhibit 10.3 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.

10.12*

Separation Agreement by and between Electro Scientific Industries, Inc. and Mr. Gary Kapral dated June 11, 2003. Incorporated by reference to Exhibit 10.4 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.

10.13*

Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Bob Chamberlain dated January 16, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.

10.14*

Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Ed Swenson dated January 16, 2003. Incorporated by reference to Exhibit 10.8 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.

10.15*

Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Keith Taft dated January 16, 2003. Incorporated by reference to Exhibit 10.9 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.

10.16*

Employment Agreement by and between Electro Scientific Industries, Inc. and Mr. J. Michael Dodson dated May 5, 2003. Incorporated by reference to Exhibit 10.10 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.

10.17*

Employment Agreement between the Company and Nicholas C. Konidaris, dated January 7, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended February 28, 2004, as filed on April 6, 2004.

21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney for Frederick Ball
24.2	Power of Attorney for Richard J. Faubert
24.3	Power of Attorney for Larry L. Hansen
24.4	Power of Attorney for Barry L. Harmon
24.5	Power of Attorney for W. Arthur Porter
24.6	Power of Attorney for Gerald F. Taylor
24.7	Power of Attorney for Keith L. Thomson
24.8	Power of Attorney for Jon D. Tompkins
24.9	Power of Attorney for Robert R. Walker
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following report on Form 8-K was filed during the quarter ended May 29, 2004:

•       Dated April 6, 2004 pursuant to Item 12. Results of Operations and Financial Condition, regarding preliminary financial results for the third quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 27, 2004	ELECTRO SCIENTIFIC INDUSTRIES, INC.
By: /s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 27, 2004.

Signature	Title
/s/ NICHOLAS KONIDARIS	President, Chief Executive Officer and Director
Nicholas Konidaris	(Principal Executive Officer)
/s/ J. MICHAEL DODSON	Senior Vice President of Administration, Chief Financial Officer
J. Michael Dodson	and Secretary (Principal Financial Officer)
/s/ KERRY MUSTOE	Corporate Controller and Chief Accounting Officer (Principal
Kerry Mustoe	Accounting Officer)
*FREDERICK A. BALL	Director
Frederick Ball
*RICHARD J. FAUBERT	Director
Richard J. Faubert
*LARRY L. HANSEN	Director
Larry L. Hansen
*BARRY L. HARMON	Director
Barry L. Harmon
*W. ARTHUR PORTER	Director
W. Arthur Porter
*GERALD F. TAYLOR	Director
Gerald F. Taylor
*KEITH L. THOMSON	Director
Keith L. Thomson
*JON D. TOMPKINS	Chairman of the Board
Jon D. Tompkins
*ROBERT R. WALKER	Director
Robert R. Walker

* By J. Michael Dodson, Attorney-in-fact