Form 10-Q
period 2004-08-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2004-10-05
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

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

The number of shares outstanding of the Registrant’s Common Stock at September 29, 2004 was 28,424,411 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 28, 2004	May 29, 2004

Assets
Current assets:
Cash and cash equivalents	$88,729	$80,358
Marketable securities	205,923	206,931
Restricted securities	3,194	6,251
Total cash and securities	297,846	293,540

Trade receivables, net of allowances of $1,000 and $901	61,224	51,696
Income tax refund receivable	7,411	7,466
Inventories, net	65,574	58,627
Shipped systems pending acceptance	7,169	4,391
Deferred income taxes	17,336	16,096
Assets held for sale	—	2,391
Other current assets	7,410	3,348
Total current assets	463,970	437,555

Long-term marketable securities	39,386	39,214
Property, plant and equipment, net of accumulated depreciation of $41,777 and $40,644	33,822	33,531
Deferred income taxes	12,095	17,630
Other assets	8,619	9,256
Total assets	$557,892	$537,186

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,620	$13,248
Accrued liabilities	39,918	42,381
Deferred revenue	17,187	11,985
Total current liabilities	71,725	67,614
Convertible subordinated notes	142,976	142,759
Total liabilities	214,701	210,373

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 authorized; 28,411 and 28,175 shares issued and outstanding	152,153	147,054
Retained earnings	192,008	181,362
Accumulated other comprehensive loss	(970)	(1,603)
Total shareholders’ equity	343,191	326,813
Total liabilities and shareholders’ equity	$557,892	$537,186

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	August 28, 2004	August 30, 2003

Net sales	$72,620	$20,876
Cost of sales	35,734	16,036
Gross profit	36,886	4,840

Operating expenses:
Selling, service and administration	14,878	14,625
Research, development and engineering	6,560	5,748
	21,438	20,373
Operating income (loss)	15,448	(15,533)

Interest income	1,550	2,002
Interest expense	(1,786)	(1,927)
Other income (expense)	(133)	102
	(369)	177
Income (loss) before income taxes	15,079	(15,356)
Provision for (benefit from) income taxes	4,433	(5,989)
Net income (loss)	$10,646	$(9,367)

Net income (loss) per share - basic	$0.38	$(0.34)
Net income (loss) per share - fully diluted	$0.36	$(0.34)

Weighted average number of shares - basic	28,216	27,840
Weighted average number of shares - fully diluted	32,279	27,840

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	August 28, 2004	August 30, 2003

Cash flows from operating activities:
Net income (loss)	$10,646	$(9,367)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,255	2,664
Tax benefit of stock options exercised	503	78
Provision for doubtful accounts	99	—
Loss on disposal of property and equipment	54	—
Deferred income taxes	4,303	(1,155)
Changes in operating accounts:
(Increase) decrease in trade receivables	(9,734)	4,611
(Increase) decrease in income tax refund receivable	55	(5,583)
Increase in inventories, net	(7,077)	(951)
Increase in shipped systems pending acceptance	(2,778)	(5,163)
Increase in other current assets	(1,855)	(596)
Decrease in other current liabilities	(1,041)	(1,425)
Increase in deferred revenue	5,202	8,462
Net cash provided by (used in) operating activities	632	(8,425)

Cash flows from investing activities:
Purchase of property, plant and equipment	(882)	(510)
Proceeds from the sale of property and equipment	76	—
Proceeds from the sale of assets held for sale	2,361	—
Maturity of restricted securities	3,057	3,185
Purchase of securities	(79,311)	(67,850)
Proceeds from sales of securities and maturing securities	80,801	66,564
Increase in other assets	(582)	(279)
Net cash provided by investing activities	5,520	1,110

Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	2,219	133
Net cash provided by financing activities	2,219	133

Net change in cash and cash equivalents	8,371	(7,182)

Cash and cash equivalents:
Beginning of period	80,358	31,017
End of period	$88,729	$23,835

Supplemental cash flow information:
Cash paid for interest	$3,081	$3,334
Income tax refunds received	3	808
Cash paid for income taxes	274	371

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

These unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these interim statements.  Accordingly, these interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented.  These consolidated condensed financial statements are to be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to current year presentation.  Additionally, subsequent to the issuance of the the Company’s earnings press release on September 23, 2004, the Company reclassified certain marketable securities from current to long-term on the balance sheet presentation as of August 28, 2004.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market.  Components of inventories were as follows (in thousands):

	August 28, 2004	May 29, 2004
Raw materials and purchased parts	$34,542	$34,710
Work-in-process	14,185	11,219
Finished goods	16,847	12,698
	$65,574	$58,627

Note 3 – Assets Held For Sale

Assets held for sale at May 29, 2004 consisted of an undeveloped parcel of land in Taiwan with a carrying value of $2.4 million.  The Company sold this parcel of land in June 2004 and received net cash proceeds substantially equal to the carrying value.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 28, 2004	May 29, 2004

Payroll-related	$10,170	$10,781
Product warranty	4,854	4,720
Interest payable	1,264	2,805
Accrual for loss on purchase commitments	536	536
Legal settlement accrual	3,800	3,800
Income taxes payable	11,823	12,212
Other	7,471	7,527
	$39,918	$42,381

See Note 5 for a discussion of the accrual for product warranty and Note 10 for a discussion of the accrual for legal settlement.

Note 5 – Product Warranty

The Company evaluates obligations related to product warranties quarterly.  Products sold are inclusive of a standard one-year warranty. Warranty charges are comprised of costs to service the warranty including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs.  Inventory credits resulting from the return of repaired parts to inventory and any cost recoveries from warranties offered by our suppliers for defective components are recorded as a credit to the warranty accrual.  Using historical data, we estimate average warranty cost per system or part type and record the provision for such charges as an element of cost of goods sold.  Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales.  If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly.  Accrued product warranty is included on the balance sheet as a component of accrued liabilities.

Following is a reconciliation of the change in the aggregate accrual for product warranty for the three months ended August 28, 2004 (in thousands):

Product warranty accrual, May 29, 2004	$4,720
Warranty charges incurred	(2,766)
Inventory credits	1,023
Provision for warranty charges	1,877
Product warranty accrual, August 28, 2004	$4,854

Note 6 – Deferred Revenue

Revenue is deferred pending title transfer and fulfillment of acceptance criteria, which frequently occur at the time of delivery to a common carrier.  Shipments for which title transfer has not occurred and/or acceptance criteria cannot be demonstrated at the Company’s factory include sales to Japanese end-user customers and shipments of substantially new products.  In sales involving multiple element arrangements, the fair value of any undelivered elements, including installation services, is deferred until delivery.  Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue for the three months ended August 28, 2004 (in thousands):

Deferred revenue, May 29, 2004	$11,985
Revenue deferred	9,231
Revenue recognized	(4,029)
Deferred revenue, August 28, 2004	$17,187

Note 7 - Earnings Per Share

Following is a reconciliation of weighted average shares outstanding and adjustments to net income used in the calculation of basic and diluted earnings per share (EPS) for the three months ended August 28, 2004 (in thousands, except per share amounts):

	Income	Shares
Net income available to common shareholders - basic	$10,646	28,216
Effect of dilutive stock options	—	247
Effect of 4 ¼% convertible subordinated notes	1,090	3,816
Net income available to common shareholders -fully diluted	$11,736	32,279

In the diluted EPS calculation for the three months ending August 28, 2004, employee stock options equal to 3,744,000 common stock equivalent shares were excluded because inclusion would have had an antidilutive effect.  Basic and diluted EPS were the same for the comparative three months ended August 30, 2003 because the Company was in a loss position for that period.

Note 8 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three months ended
	August 28, 2004	August 30, 2003

Net income (loss)	$10,646	$(9,367)
Net unrealized gain (loss) on derivative instruments	28	(4)
Foreign currency translation adjustment	(48)	(73)
Net unrealized gain (loss) on securities	653	(1,508)
	$11,279	$(10,952)

Note 9 – Stock Based Compensation Plans

The Company has elected to use the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, subsequently amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to account for stock options and restricted stock issued to its employees under its stock compensation plans, and amortizes deferred compensation, if any, ratably over the vesting period of the awards.  Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and fair market value of the underlying share of company stock subject to the option on the award’s grant date.  The calculated total compensation expense, if any, is included in operating results over the vesting period of the underlying options using the straight-line method.  However, no compensation cost has been recognized for employee share purchase plan (ESPP) shares which are issued at fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date.

Pro forma fair value disclosures required by SFAS No. 123 are presented below and reflect the impact on net income (loss) and net income (loss) per share as if the fair value of its stock-based awards to employees had been applied:

	Three months ended
	August 28, 2004	August 30, 2003

Net income (loss), as reported	$10,646	$(9,367)
Deduct – Recapture of stock-based employee compensation expense related to cancellations included in reported net income (loss), net of related tax effect	—	(144)
Add – Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	126	40
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(12,400)	(2,093)
Net loss, pro forma	$(1,628)	$(11,564)

Net income (loss) per share – basic, as reported	$0.38	$(0.34)
Net income (loss) per share – fully diluted, as reported	$0.36	$(0.34)
Net loss per share – basic and fully diluted, pro forma	$(0.06)	$(0.42)

On June 28, 2004, the compensation committee of the Board of Directors approved an acceleration of the vesting of those employee stock options, excluding stock options granted to the Board of Directors and Chief Executive Officer, with an option price equal to or greater than the closing sale price of $23.38 per share on that date, as reported on the Nasdaq National Market.  Approximately 1.2 million options with varying remaining vesting schedules were subject to the acceleration provision, and became immediately exercisable.  The total pro forma stock-based employee compensation expense stated above of $12.4 million includes $9.9 million resulting from this acceleration provision, as calculated under SFAS no. 123.

The Black-Scholes option pricing model is utilized to measure compensation expense. The following weighted average assumptions were made in calculating the value of all options granted during the periods presented:

	Three months ended
	August 28, 2004	August 30, 2003
Risk-free interest rate	3.62%	3.74%
Expected dividend yield	0%	0%
Expected lives	5.6 years	5.6 years
Expected volatility	65.62%	68.29%

The following weighted average assumptions were made in calculating the value of all shares issued under the ESPP during the periods presented:

	Three months ended
	August 28, 2004	August 30, 2003
Risk-free interest rate	2.11%	3.74%
Expected dividend yield	0%	0%
Expected lives	1.2 years	1.0 years
Expected volatility	54.40%	68.29%

Note 10 – Legal Claims

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

On April 22, 2004, the Company announced an agreement in principle to settle both the class action and derivative actions.  The settlement, which received preliminary court approval on September 3, 2004, calls for the payment of $9.3 million of which approximately $3.8 million in total will be paid by the Company and approximately $5.5 million will be paid by the Company’s insurance carrier.  The Company paid approximately $3.7 million in September 2004 and the remaining $0.1 million payment will be paid subject to court approval.

On September 23, 2004, the Securities and Exchange Commission announced that it would not bring an enforcement action against the Company with respect to the matters resulting in the restatement of our financial statements.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 WGY).  The lawsuit alleges that the Company’s CorrectPlace product and some of its predecessors infringe United States Patent 5,371,690 (the ‘690 patent), which is owned by Cognex.  The ‘690 patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board.  Cognex seeks injunctive relief, damages, costs and attorneys’ fees.  The Company filed several counterclaims, including one alleging that the ‘690 patent is unenforceable by reason of inequitable conduct and another alleging that Cognex falsely marked certain products with the ‘690 patent.  The court denied the Company’s motion for summary judgment on the Cognex claim of infringement and denied the Cognex motions for summary judgment on the Company’s counterclaims of false marking and unenforceability. The lawsuit is scheduled to go to trial in December 2004.  Additionally, certain customers have notified the Company that, in the event it is subsequently determined that their use of CorrectPlace infringes any patent, they may seek indemnification from the Company for damages or expenses resulting from this matter.

On August 18, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc., Case No. CV-03-5863 PA (SHx).  The lawsuit alleges that ESI infringes three GSI patents:  U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization” (the ‘728 patent); U.S. Patent No. 6,337,462, entitled “Laser Processing” (the ‘462 patent);  and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site” (the ‘473 patent).  These claims relate to the Company’s semiconductor yield improvement systems.  GSI seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees.  On September 2, 2003, GSI filed a First Amended Complaint which did not change the substantive allegations of patent infringement.  By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California.  The case was re-assigned to a judge in the Northern District of California and has been renumbered CV-03-04302-MHP.  On October 8, 2003, the Company filed its Answer to First Amended Complaint and Counterclaim for Declaratory Judgment of Invalidity and Noninfringement.  On October 24, 2003, GSI filed a Reply to the Company’s counterclaim denying the allegations of invalidity and noninfringement.  On May 11, 2004, pursuant to an agreement between the Company and GSI, the court entered a stipulated dismissal of two of GSI’s asserted patents without prejudice: the ‘728 patent and the ‘462 patent. On August 26, 2004, pursuant to an agreement between the parties, the court entered a stipulated dismissal with prejudice of the remaining patent asserted by GSI:  U.S. Patent No. 6,573,473.  This dismissal resolves the entire controversy between the parties.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties.  From time to time we may make other forward-looking statements.  Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks described below under the heading “Factors That May Affect Future Results.”

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

In fiscal 2004 we experienced increased demand as the worldwide market for electronics and semiconductors and related manufacturing equipment experienced a recovery.  In addition to the market recovery, we introduced multiple new products in the semiconductor, passive component and electronic interconnect business units.  Orders increased from $133.0 million in fiscal 2003 to $273.5 million in fiscal 2004.  Shipments and revenue increased 42.3% and 51.4% in fiscal 2004 compared to fiscal 2003, respectively.  Consistent with the increase in shipments and revenue, gross margins improved steadily over the year.  In early fiscal 2004 we continued to implement cost reduction plans to better align our infrastructure and operating costs with market demand, while continuing to invest in research and development and customer support.  Our fiscal 2004 operating expenses were elevated due to costs related to the 2003 audit committee investigation, securities litigation and estimated charge to settle the class action and derivative lawsuits, totaling approximately $7.6 million.  We finished the year with net income of $11.9 million or $0.42 per share.

Late in the first quarter of fiscal 2005, market demand lessened for our products.  Our order volume declined 35.4% to $67.6 million in the first quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004.  Orders decreased sequentially across each of our three businesses, indicative of the broad-based cautiousness in the industry.  Although a few customers have delayed orders, industry utilization rates remain high.   Shipments were $77.9 million in the first quarter of fiscal 2005, up slightly over $77.1 million in the fourth quarter of fiscal 2004.  Order volume may continue to decline in the second quarter to an estimated range of $50 million to $60 million.  Consistent with this decrease, we estimate shipments and revenues to be in the range of $60 million to $70 million.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended
	August 28, 2004	August 30, 2003

Net sales	100.0%	100.0%
Cost of sales	49.2	76.8
Gross margin	50.8	23.2
Selling, service and administrative	20.5	70.1
Research, development and engineering	9.0	27.5
Operating income (loss)	21.3	(74.4)
Total other income (expense), net	(0.5)	0.8
Income (loss) before taxes	20.8	(73.6)
Income tax provision (benefit)	6.1	(28.7)
Net income (loss)	14.7%	(44.9)%

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	August 28, 2004		August 30, 2003
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor Group (SG)	$44,013	60.6%	$5,736	27.5%
Passive Components Group (PCG)	20,603	28.4	9,606	46.0
Electronic Interconnect Group (EIG)	8,004	11.0	5,534	26.5
	$72,620	100.0%	$20,876	100.0%

Net sales were $72.6 million for the quarter ended August 28, 2004, an increase of $51.7 million or 247.9% compared to $20.9 million for the quarter ended August 30, 2003.  The increase in net sales was largely driven by sales increases in SG to major DRAM manufacturers to increase capacity and transition to newer technology.  This trend began in the second quarter of fiscal 2004 and has continued through the first quarter of fiscal 2005.  The increase in SG revenues was also driven by new products introduced in the 9800 model line that received acceptance by customers during fiscal 2004.  The increase from sales of new SG products was complimented by stronger sales in our other markets; the PCG market saw end user demand improve in the latter half of fiscal 2004 for products that require the use of passive components processed by our laser trim and passive test systems, a trend which continued into the first quarter of fiscal 2005.  EIG sales levels increased in the first quarter compared to the same period in the prior year, driven by shipments to manufacturers of flex circuits and IC packages that require the use of UV laser drills to produce highly precise manufacturing results.

Although shipment levels in the first quarter of fiscal 2005 were up slightly compared to the fourth quarter of fiscal 2004, net sales were down $9.2 million sequentially.  This decrease primarily resulted from a net increase in deferred revenue of $5.2 million in the first quarter of fiscal 2005 compared a net decrease in deferred revenue in the fourth quarter of fiscal 2004 of $4.6 million, as shown in the table below.

Deferred revenue was $17.2 million at August 28, 2004 compared to $12.0 million at May 29, 2004, an increase of $5.2 million.  Revenue is deferred pending title transfer and fulfillment of acceptance criteria, which frequently occur at the time of delivery to a common carrier.  Shipments for which title transfer has not occurred and/or acceptance criteria cannot be demonstrated at our factory typically include sales to Japanese end-user customers and shipments of substantially new products.  Due to these factors, as well as the timing of their occurrence in any given quarter, deferred revenue balances may fluctuate significantly from quarter to quarter.  In sales involving multiple element arrangements, the fair value of any undelivered elements, including installation services, is deferred until delivery.  Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.  Changes in deferred revenue were as follows:

Deferred revenue, February 28, 2004		$16,620
Revenue deferred	8,200
Revenue recognized	(12,835)
Net change in deferred revenue	(4,635)
Deferred revenue, May 29, 2004		11,985
Revenue deferred	9,231
Revenue recognized	(4,029)
Net change in deferred revenue	5,202
Deferred revenue, August 28, 2004		$17,187

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	August 28, 2004		August 30, 2003
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Asia	$58,536	80.6	$11,406	54.7
Americas	8,548	11.8	7,082	33.9
Europe	5,536	7.6	2,388	11.4
	$72,620	100.0%	$20,876	100.0%

The percentage of total net sales to Asia increased to 80.6% for the first quarter of fiscal 2005 compared to 54.7% for the first quarter of fiscal 2004. This percentage increase is a result of the dollar-volume increase in sales of SG products and PCG products, a substantial portion of which are shipped into the Asian markets.

Gross Profit

Gross profit was $36.9 million (50.8% of net sales) for the first quarter of fiscal 2005 compared to $4.8 million (23.2% of net sales) for the first quarter of fiscal 2004.  Shipments in the first quarter of fiscal 2005 increased 163.2% compared to the same quarter in fiscal 2004.  Increased shipment levels resulted in volume-based manufacturing efficiencies and lower costs per unit.  In addition, higher production volumes increase our ability to negotiate lower material costs with some suppliers, contributing to overall gross margin improvements.  Gross margins also benefited from a more favorable product sales mix compared to the first quarter of the prior fiscal year.  Beginning in the first quarter of fiscal 2004, the semiconductor group introduced multiple new systems to the market from its 9800 product line.  Revenue from these higher-margin products was initially deferred, but was included in net sales when the products gained acceptance with customers, beginning in the second quarter of fiscal 2004.  Continued sales of these established products in the first quarter of fiscal 2005, along with the cost efficiencies described above, contributed to gross margin improvements compared to the first quarter of fiscal 2004.

Operating Expenses

Selling, Service and Administrative Expenses

Selling, service and administrative expenses were $14.9 million (20.5% of net sales) in the first quarter of fiscal 2005, an increase of $0.3 million compared to $14.6 million (70.1% of net sales) in the first quarter of fiscal 2004.  The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs.

Included in selling, service and administrative expenses for the first quarter of fiscal 2004 were $0.8 million in charges related to our restructuring and cost management plans, discussed below.  Also included in selling, service and administrative expenses are legal and professional fees related to the 2003 audit committee investigation and securities litigation.  These charges totaled $0.4 million and $2.1 million in the first quarters of fiscal 2005 and fiscal 2004, respectively.  Exclusive of the charges for restructuring and cost management plans and legal and professional fees related to the investigation and litigation, selling, service and administrative expenses increased $2.8 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.  The increase is primarily due to increased compensation costs, professional fees and sales commissions.  These expense increases in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 are consistent with the overall growth in business volume experienced sequentially throughout fiscal 2004.

Research, Development and Engineering Expenses

Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs.  Expenses associated with research, development and engineering totaled $6.6 million (9.0% of net sales) for the first quarter of fiscal 2005, representing a $0.9 million increase from expenses of $5.7 million (27.5% of net sales) for the first quarter of fiscal 2004.  Included in research and development expenses for the first quarter of fiscal 2004 is $0.2 million in severance and other employee-related expenses resulting from our fiscal 2004 cost management plan.  Excluding these charges, the overall increase in research and development spending was $1.1 million and is primarily due to an increase in compensation costs as we continue to invest in development projects.

Restructuring and Cost Management Plans

In response to the economic climate and resulting decrease in demand for our products in prior fiscal years, we initiated restructuring and other cost management plans in early fiscal 2004, 2003 and 2002.  The fiscal 2004 plan consisted of a headcount reduction to reduce expenditures.  The fiscal 2003 actions primarily related to relocating the manufacturing of our electronic component product line from Escondido, California to our headquarters in Portland, Oregon.  The fiscal 2002 actions included a headcount reduction, exiting the mechanical drill business and discontinuing the manufacture of certain other products and vacating related facilities.  All expenses related to the fiscal 2004 and fiscal 2003 plans have been paid.  As of August 28, 2004, we had a remaining amount accrued of approximately $0.5 million for future payments, net of estimated sublease rentals, for a property in Ann Arbor, Michigan that is leased and sublet through December 2006 and was vacated as a part of the 2002 restructuring plan.  There were no expenses relating to restructuring and cost management plans recorded in the first quarter of fiscal 2005.  A detail of expenses by business function for the prior year comparative three months ended August 30, 2003 is presented below (in thousands):

	Three months ended August 30, 2003
	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Fiscal 2004 cost management plan	$123	$457	$191	$771
Fiscal 2003 cost management plan	5	276	—	281
Fiscal 2002 cost management plan	—	84	—	84
	$128	$817	$191	$1,136

Income Taxes

The income tax provision recorded for the first quarter of fiscal 2005 was $4.4 million on pretax income of $15.1 million, an effective rate of 29.4% compared to the income tax benefit of 39.0% recorded in the first quarter of fiscal 2004 on pretax loss of $15.4 million.  The effective tax rate of 29% is lower than our statutory tax rate of 38%, primarily due to incentives for export sales and research credits

We currently have an outstanding examination by the Internal Revenue Service for our tax returns for the tax years ending in 1996 through 2003.  Although the examination is substantially complete, the final outcome of the federal tax audit is uncertain.  We believe the ultimate resolutions will not have a materially adverse effect on our results of operations or financial position.

Net Income (Loss)

Net income for the first quarter of fiscal year 2005 was $10.6 million (14.7% of net sales), or $0.36 per share on a fully diluted basis, compared to a net loss of $9.4 million (44.9% of net sales), or $0.34 per basic and fully diluted share, in the first quarter of fiscal year 2004.

Liquidity and Capital Resources

At August 28, 2004, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable and restricted securities of $337.2 million and accounts receivable of $61.2 million.  At August 28, 2004, we had a current ratio of 6.5:1 and long-term debt of $143.0 million.  Working capital increased to $392.2 million at August 28, 2004 from $369.9 million at May 29, 2004.  We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Trade receivables increased $9.5 million to $61.2 million at August 28, 2004 from $51.7 million at May 29, 2004 primarily due to a higher percentage of the quarter’s shipments occurring later in the first quarter of fiscal 2005 than in the fourth quarter of fiscal 2004.

Inventory totaled $65.6 million at August 28, 2004 compared to $58.6 million at May 29, 2004.  The increase of $7.0 million is comprised of additions to both finished goods and work-in-process inventory.  The overall increase was due to delayed timing of shipments previously anticipated in the first quarter of fiscal 2005.

Assets held for sale of $2.4 million at May 29, 2004 consisted of an undeveloped parcel of land in Taiwan.  This land was sold and cash proceeds were received during the first quarter of fiscal 2005.

Deferred revenue was $17.2 million at August 28, 2004 compared to $12.0 million at May 29, 2004.  The increase in deferred revenue is primarily due to shipments for which title transfer has not occurred and/or acceptance criteria cannot be demonstrated at our factory, including sales to Japanese end-user customers and shipments of substantially new products.

In fiscal 2004 we recorded a charge of $3.8 million for the settlement of the class action and derivative lawsuits arising from the restatement of earnings announced in fiscal 2003.  The settlement, which received preliminary court approval on September 3, 2004, calls for the payment of $9.3 million of which approximately $3.8 million in total will be paid by ESI and approximately $5.5 million will be paid by our insurance carrier.  We paid approximately $3.7 million on September 20, 2004 and the remaining $0.1 million payment will be paid subject to court approval.

At August 28, 2004 we had $143.0 million recorded on our balance sheet related to our 4 ¼% convertible subordinated notes due December 21, 2006.  The difference between the $145.0 million face value and the $143.0 million balance at August 28, 2004 relates to underwriting discounts, which originally totaled $4.5 million.  These discounts are being amortized as additional interest expense over the life of the subordinated notes at a rate of $0.9 million per year, resulting in a corresponding accretion to the recorded amount of the notes.  During the first quarter of fiscal 2005, we made a semi-annual interest payment of $3.1 million which was fully funded by a $3.1 million liquidation of restricted securities.

Proceeds from stock option exercises and employee stock plans totaled $2.2 million during the first quarter of fiscal 2005.  Additionally, $2.2 million in proceeds from the exercise of stock options at the end of the quarter were received upon settlement early in the second quarter of fiscal 2005.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for our fiscal year ended May 29, 2004 as filed with the Securities and Exchange Commission on July 29, 2004.

Factors That May Affect Future Results

Described below are some of the factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  See “Forward Looking Statements” at the beginning of this Item 2.

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

After experiencing a significant increase in orders in fiscal 2004, we experienced reduced demand in the first quarter of fiscal 2005.  We cannot assure you that demand for our products will increase.  Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

We face risks relating to governmental inquiries and the results of our internal investigation of accounting matters.

On March 20, 2003, we contacted the SEC in connection with our issuance of a press release announcing the need to restate our financial results for the quarters ended August 31, 2002 and November 30, 2002.  In March 2003, the audit committee of our board of directors, with the assistance of outside legal counsel and independent forensic accountants, commenced an internal investigation of certain accounting matters.  The investigation involved the review of (1) the circumstances surrounding the reversal of an accrual for employee benefits, (2) unsupported accounting adjustments and clerical errors primarily relating to inventory and cost of goods sold, and (3) certain other areas where potential accounting errors could have occurred, including revenue recognition and restructuring reserves.  As a result of the investigation, we determined that our unaudited consolidated condensed financial statements for the three months ended August 31, 2002 and November 30, 2002, and our audited consolidated financial statements for the year ended June 1, 2002 (and the quarters contained therein) required restatement.  We have cooperated with all government investigations into the matters addressed by the internal investigation, and the SEC has announced that because of our swift and extensive cooperation in the SEC’s investigation the SEC will not bring any enforcement action against us.  Depending on the scope, timing and result of any other governmental investigation, management’s attention and our resources could be diverted from operations, which could adversely affect our operating results and contribute to future stock price volatility.

We have entered into indemnification agreements in the ordinary course of business with our current and former officers and directors, some of whom may be the subject of any governmental investigation or party to proceedings brought as a result of any investigation.  In addition, our bylaws contain indemnification provisions with respect to our directors, officers, and employees.  We may be obligated throughout any investigation or proceeding to advance payment of legal fees and costs incurred by any current and former directors, officers, employees and agents pursuant to the indemnification agreements, our bylaws and applicable Oregon law.  We may also be obligated to indemnify any former and/or current directors, officers, employees and agents for judgments, fines and amounts paid in settlement if the person acted in good faith and in a manner reasonably believed to be in or not opposed to our best interests.  Payments made by us under these obligations, to the extent not reimbursed by insurance carriers, could have a material adverse impact on our financial condition.

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

Our top ten customers for fiscal 2004 accounted for approximately 61% of total net sales in fiscal 2004, with one customer accounting for approximately 26% of total net sales in fiscal 2004.  No other customer in fiscal 2004 accounted for more than 10% of total net sales.  In addition, none of our customers have any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

Delays in manufacturing, shipment or customer acceptance of our products could substantially decrease our sales for a period.

We derive a substantial portion of our revenues from the sale of a relatively small number of products with high average selling prices, some with prices in excess of $1 million per unit.

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

Although we have no commitments or agreements for any acquisitions, in the future we may make acquisitions of, or significant investments in, businesses with complementary products, services or technologies.

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

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products.  From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents.  For example, in February 2001 and August 2003, Cognex Corporation and GSI Lumonics, respectively, filed lawsuits against us claiming we infringed patents owned by each of them.  See Part II, Item 1. Legal Proceedings.  Competitors or others may assert infringement claims against our customers or us in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others.  If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

International shipments accounted for 88.2% of net sales for the first quarter of fiscal 2005, with 80.6% of our net sales to customers in Asia.  We expect that international shipments will continue to represent a significant percentage of net sales in the future.  Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

The loss of key management or our inability to attract, retain and assimilate sufficient numbers of managerial, financial, engineering and other technical personnel could have a material effect upon our results of operations.

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract, retain and assimilate additional personnel.  The loss of key personnel could have a material adverse effect on our business or results of operations.  We may not be able to retain our key managerial, financial, engineering and technical employees.  Attracting qualified personnel is difficult, and our efforts to attract and retain these personnel may not be successful.  In addition, we may not be able to assimilate qualified personnel, including any new members of senior management, which could disrupt our operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since we filed our 2004 Annual Report on Form 10-K, with the Securities and Exchange Commission on July 29, 2004.

Item 4.  Controls and Procedures

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended August 28, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 22, 2004, we announced an agreement in principle to settle both the class action and derivative actions.  The settlement, which received preliminary court approval on September 3, 2004, calls for the payment of $9.3 million of which approximately $3.8 million in total will be paid by ESI and approximately $5.5 million will be paid by our insurance carrier.  We paid approximately $3.7 million in September 2004 and the remaining $0.1 million payment will be paid subject to court approval.

On September 23, 2004, the Securities and Exchange Commission announced that it would not bring an enforcement action against the Company with respect to the matters resulting in the restatement of our financial statements.

On February 14, 2001, Cognex Corporation (Cognex) filed a lawsuit in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc., No. 01-10287 WGY).  The lawsuit alleges that our CorrectPlace product and some of its predecessors infringe United States Patent 5,371,690 (the ‘690 patent), which is owned by Cognex.  The ‘690 patent concerns the inspection of surface mount devices that are attached to the surface of an electronic circuit board.  Cognex seeks injunctive relief, damages, costs and attorneys’ fees.  We filed several counterclaims, including one alleging that the ‘690 patent is unenforceable by reason of inequitable conduct and another alleging that Cognex falsely marked certain products with the ‘690 patent.  The Court denied our motion for summary judgment on the Cognex claim of infringement and denied the Cognex motions for summary judgment on our counterclaims of false marking and unenforceability. The lawsuit is scheduled to go to trial in December 2004.  Additionally, certain of our customers have notified us that, in the event it is subsequently determined that their use of CorrectPlace infringes any patent, they may seek indemnification from us for damages or expenses resulting from this matter.

On August 18, 2003, GSI Lumonics Corporation (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc., Case No. CV-03-5863 PA (SHx).  The lawsuit alleges that we infringe three GSI patents:  U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization” (the ‘728 patent); U.S. Patent No. 6,337,462, entitled “Laser Processing” (the ‘462 patent);  and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site” (the ‘473 patent).  These claims relate to our semiconductor yield improvement systems.  GSI seeks injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees.  On September 2, 2003, GSI filed a First Amended Complaint which did not change the substantive allegations of patent infringement.  By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California.  The case was re-assigned to a judge in the Northern District of California and has been renumbered CV-03-04302-MHP.  On October 8, 2003, we filed our Answer to First Amended Complaint and Counterclaim for Declaratory Judgment of Invalidity and Noninfringement.  On October 24, 2003, GSI filed a Reply to our counterclaim denying the allegations of invalidity and noninfringement.  On May 11, 2004, pursuant to an agreement between GSI and us, the court entered a stipulated dismissal of two of GSI’s asserted patents without prejudice: the ‘728 patent and the ‘462 patent.  On August 26, 2004, pursuant to an agreement between the parties, the court entered a stipulated dismissal with prejudice of the remaining patent asserted by GSI:  U.S. Patent No. 6,573,473.  This dismissal resolves the entire controversy between the parties.

In addition to the legal matters described above, in the ordinary course of business we are involved in various other legal matters, either asserted or unasserted, and investigations.  In the opinion of management, amounts accrued for awards or assessments in connection with these matters are management’s best estimate, and ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 6.  Exhibits

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

10.1             Notice of Grant of Stock Options and Option Agreement to John A. Corr and related Option Terms and Conditions

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

Dated:	October 1, 2004	ELECTRO SCIENTIFIC INDUSTRIES, INC.

		By	/s/ Nicholas Konidaris
Nicholas Konidaris
President, Chief Executive Officer and Director
(Principal Executive Officer)

		By	/s/ J. Michael Dodson
J. Michael Dodson
Senior Vice President of Administration, Chief Financial Officer and Secretary
(Principal Financial Officer)

		By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)