Form 10-Q
period 2004-11-27
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2004-12-22
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

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

The number of shares outstanding of the Registrant’s Common Stock at December 20, 2004 was 28,469,076 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (unaudited)

Consolidated Condensed Balance Sheets – November 27, 2004 and May 29, 2004

Consolidated Condensed Statements of Operations – Three Months and Six Months Ended November 27, 2004 and November 29, 2003

Consolidated Condensed Statements of Cash Flows – Six Months Ended November 27, 2004 and November 29, 2003

Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 27,	May 29,
	2004	2004

Assets
Current assets:
Cash and cash equivalents	$91,309	$80,358
Marketable securities	190,467	206,931
Restricted securities	3,296	6,251
Total cash and securities	285,072	293,540

Trade receivables, net of allowances of $990 and $901	53,971	51,696
Income tax refund receivable	8,896	7,466
Inventories, net	68,321	58,627
Shipped systems pending acceptance	2,234	4,391
Deferred income taxes	12,548	16,096
Assets held for sale	—	2,391
Prepaid and other current assets	5,055	3,348
Total current assets	436,097	437,555

Long-term marketable securities	53,021	39,214
Property, plant and equipment, net of accumulated depreciation of $43,169 and $40,644	33,085	33,531
Deferred income taxes	15,609	17,630
Other assets	12,464	9,256
Total assets	$550,276	$537,186

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,326	$13,248
Accrued liabilities	36,662	42,381
Deferred revenue	9,375	11,985
Total current liabilities	54,363	67,614
Convertible subordinated notes	143,193	142,759
Total liabilities	197,556	210,373

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 authorized; 28,463 and 28,175 shares issued and outstanding	153,290	147,054
Retained earnings	199,954	181,362
Accumulated other comprehensive loss	(524)	(1,603)
Total shareholders’ equity	352,720	326,813
Total liabilities and shareholders’ equity	$550,276	$537,186

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Net sales	$66,004	$45,753	$138,624	$66,629
Cost of sales	33,178	30,090	68,912	46,126
Gross profit	32,826	15,663	69,712	20,503

Operating expenses:
Selling, service and administration	15,326	13,281	30,204	27,906
Research, development and engineering	7,746	5,416	14,306	11,164
	23,072	18,697	44,510	39,070
Operating income (loss)	9,754	(3,034)	25,202	(18,567)

Interest income	1,773	1,894	3,323	3,896
Interest expense	(1,786)	(1,886)	(3,572)	(3,813)
Other expense, net	(191)	(112)	(324)	(10)
	(204)	(104)	(573)	73
Income (loss) before income taxes	9,550	(3,138)	24,629	(18,494)
Provision for (benefit from) income taxes	1,604	1,737	6,037	(4,252)
Net income (loss)	$7,946	$(4,875)	$18,592	$(14,242)

Net income (loss) per share - basic	$0.28	$(0.17)	$0.66	$(0.51)

Net income (loss) per share - fully diluted	$0.28	$(0.17)	$0.64	$(0.51)

Weighted average number of shares - basic	28,443	27,931	28,329	27,885

Weighted average number of shares - fully diluted	28,541	27,931	32,315	27,885

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	November 27, 2004	November 29, 2003

Cash flows from operating activities:
Net income (loss)	$18,592	$(14,242)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	4,593	4,607
Tax benefit of stock options exercised	543	218
Provision for doubtful accounts	200	—
Loss on disposal of property and equipment	253	4
Deferred income taxes	5,617	(183)
Changes in operating accounts:
(Increase) decrease in trade receivables, net	(536)	440
Increase in income tax refund receivable	(1,430)	(22,140)
Increase in inventories, net	(13,523)	(5,051)
(Increase) decrease in shipped systems pending acceptance	2,157	(2,956)
(Increase) decrease in prepaid and other current assets	(1,617)	617
Increase (decrease) in accounts payable and other current liabilities	(11,914)	19,112
Increase (decrease) in deferred revenue	(2,611)	6,655
Net cash provided by (used in) operating activities	324	(12,919)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,109)	(1,912)
Proceeds from the sale of property and equipment	92	9
Proceeds from the sale of assets held for sale	2,361	—
Maturity of restricted securities	2,955	3,111
Purchase of securities	(248,647)	(120,782)
Proceeds from sales of securities and maturing securities	251,833	130,847
(Increase) decrease in other assets	(780)	9
Net cash provided by investing activities	5,705	11,282

Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	4,922	2,351
Net cash provided by financing activities	4,922	2,351

Net change in cash and cash equivalents	10,951	714

Cash and cash equivalents:
Beginning of period	80,358	31,017
End of period	$91,309	$31,731

Supplemental cash flow information:
Cash paid for interest	$3,082	$3,338
Income tax refunds received	4	1,162
Cash paid for income taxes	2,795	6,498

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

These unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in these interim statements.  Accordingly, these interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented.  These consolidated condensed financial statements are to be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to current year presentation.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market.  Components of inventories were as follows (in thousands):

	November 27,	May 29,
	2004	2004
Raw materials and purchased parts	$36,278	$34,710
Work-in-process	9,408	11,219
Finished goods	22,635	12,698
	$68,321	$58,627

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 27,	May 29,
	2004	2004

Payroll-related	$10,835	$10,781
Product warranty	4,523	4,720
Interest payable	2,805	2,805
Accrual for loss on purchase commitments	408	536
Legal settlement accrual	—	3,800
Income taxes payable	11,225	12,212
Other	6,866	7,527
	$36,662	$42,381

See Note 4 for a discussion of the accrual for product warranty.  The legal settlement accrual of $3.8 million related to the class action and derivative lawsuit that was paid during the second quarter of fiscal 2005.

Note 4 – Product Warranty

The Company evaluates obligations related to product warranties quarterly.  The Company provides a standard one-year warranty on its products. Warranty charges are comprised of costs to service the warranty including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs.  Inventory credits resulting from the return of repaired parts to inventory and any cost recoveries from warranties offered by our suppliers for defective components are recorded as a credit to the warranty accrual.  Using historical data, we estimate average warranty cost per system or part type and record the provision for such charges as an element of cost of goods sold.  Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales.  If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly.  Accrued product warranty is included on the balance sheet as a component of accrued liabilities.

Following is a reconciliation of the change in the aggregate accrual for product warranty for the six months ended November 27, 2004 and November 29, 2003 (in thousands):

	November 27,	November 29,
	2004	2003

Product warranty accrual, beginning	$4,720	$3,501
Warranty charges incurred	(5,006)	(4,517)
Inventory credits	1,927	2,234
Provision for warranty charges	2,882	2,525
Product warranty accrual, ending	$4,523	$3,743

Note 5 – Deferred Revenue

Revenue is deferred pending title transfer and fulfillment of acceptance criteria, which frequently occur at the time of delivery to a common carrier.  Shipments for which title transfer has not occurred and/or acceptance criteria cannot be demonstrated at the Company’s factory include sales to Japanese end-user customers and shipments of substantially new products.  In sales involving multiple element arrangements, the fair value of any undelivered elements, including installation services, is deferred until delivery of such elements.  Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue for the six months ended November 27, 2004 and November 29, 2003 (in thousands):

	November 27, 2004	November 29, 2003

Deferred revenue, beginning	$11,985	$13,222
Revenue deferred	13,124	19,756
Revenue recognized	(15,734)	(13,101)
Deferred revenue, ending	$9,375	$19,877

Note 6 - Earnings Per Share

Following is a reconciliation of weighted average shares outstanding and adjustments to net income used in the calculation of basic and diluted earnings per share (EPS) for the three months and six months ended November 27, 2004 (in thousands):

	Three months ended November 27, 2004		Six months ended November 27, 2004
	Income	Shares	Income	Shares

Net income available to common shareholders – basic	$7,946	28,443	$18,592	28,329
Effect of dilutive stock compensation	—	98	—	170
Effect of 4 ¼% convertible subordinated notes	—	—	2,179	3,816
Net income available to common shareholders – fully diluted	$7,946	28,541	$20,771	32,315

Basic and diluted EPS were the same for the comparative three months and six months ended November 29, 2003 because the Company was in a loss position for that period.

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	Three months ended		Six months ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Employee stock options	3,540	3,457	3,531	3,528
4 ¼% convertible subordinated notes	3,816	3,816	—	3,816
	7,356	7,273	3,531	7,344

Note 7 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three months ended		Six months ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003

Net income (loss)	$7,946	$(4,875)	$18,592	$(14,242)
Net unrealized gain (loss) on foreign exchange hedge contracts	(21)	(1)	7	(5)
Foreign currency translation adjustment	594	59	545	(14)
Net unrealized gain (loss) on securities classified as available for sale	(127)	10	527	(1,498)
	$8,392	$(4,807)	$19,671	$(15,759)

Note 8 – Stock Based Compensation Plans

The Company has elected to use the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, subsequently amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to account for stock options and restricted stock issued to its employees under its stock compensation plans, and amortizes deferred compensation, if any, ratably over the vesting period of the awards.  Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and fair market value of the underlying share of company stock subject to the option on the award’s grant date.  The calculated total compensation expense, if any, is included in operating results over the vesting period of the underlying options using the straight-line method.  However, no compensation cost has been recognized for employee share purchase plan (ESPP) shares which are issued at fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date.

Pro forma fair value disclosures required by SFAS No. 123 are presented below and reflect the impact on net income (loss) and net income (loss) per share as if the fair value of its stock-based awards to employees had been applied:

	Three months ended		Six months ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003

Net income (loss), as reported	$7,946	$(4,875)	$18,592	$(14,242)
Deduct – Recapture of stock-based employee compensation expense related to cancellations included in reported net income (loss), net of related tax effect	—	—	—	(144)
Add – Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	136	41	262	82
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,158)	(2,683)	(13,558)	(4,777)
Net income (loss), pro forma	$6,924	$(7,517)	$5,296	$(19,081)
Net income (loss) per share – basic, as reported	$0.28	$(0.17)	$0.66	$(0.51)
Net income (loss) per share – fully diluted, as reported	$0.28	$(0.17)	$0.64	$(0.51)
Net income (loss) per share – basic, pro forma	$0.24	$(0.27)	$0.19	$(0.68)
Net income (loss) per share – fully diluted pro forma	$0.24	$(0.27)	$0.16	$(0.68)

On June 28, 2004, the compensation committee of the Board of Directors approved an acceleration of the vesting of those employee stock options, excluding stock options granted to the Board of Directors and Chief Executive Officer, with an option price equal to or greater than the closing sale price of $23.38 per share on that date, as reported on the NASDAQ National Market.  Options to purchase approximately 1.2 million shares of stock with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable.  The total pro forma stock-based employee compensation expense stated above of $13.6 million for the six months ended November 27, 2004 includes $9.9 million resulting from this acceleration provision, as calculated under SFAS No. 123.

The Black-Scholes option pricing model is utilized to measure compensation expense. The following weighted average assumptions were made in calculating the value of all options granted during the periods presented:

	Three months ended		Six months ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003

Risk-free interest rate	3.38%	3.29%	3.58%	3.38%
Expected dividend yield	0%	0%	0%	0%
Expected lives	5.6 years	5.4 years	5.6 years	5.4 years
Expected volatility	65.82%	67.58%	65.65%	67.71%

The following weighted average assumptions were made in calculating the value of all shares issued under the ESPP during the periods presented:

	Three months ended		Six months ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003

Risk-free interest rate	2.30%	3.29%	2.28%	3.38%
Expected dividend yield	0%	0%	0%	0%
Expected lives	1.2 years	1.0 year	1.2 years	1.0 year
Expected volatility	54.40%	67.58%	54.40%	67.71%

Note 9 – Legal Claims

On October 29, 2004, the Company entered into a settlement and license agreement with Cognex Corporation (Cognex) resolving a lawsuit filed by Cognex on February 14, 2001 in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc. No. 01-10287 WGY).  The lawsuit, which alleged that the Company’s CorrectPlace product and some of its predecessors infringed United States Patent 5,371,690 owned by Cognex, was dismissed with prejudice on November 1, 2004.  Under the settlement agreement, Cognex has granted the Company a license to the patent in dispute as well as certain covenants not to sue under various other surface mount placement equipment-related patents, and as consideration for the license the Company has agreed to pay Cognex an undisclosed license fee.  As a result of this settlement, the Company recorded a charge to operations of $1.8 million in the second quarter of fiscal 2005 along with approximately $0.4 million in related legal fees.

In addition to the legal matter described above, in the ordinary course of business the Company is involved in various other legal matters, either asserted or unasserted.  In the opinion of management, amounts accrued for awards or assessments in connection with these matters are management’s best estimate and ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.

Note 10 - Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. (SFAS 123R).  The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.  The Company will be required to implement SFAS 123R for the interim reporting period ending November 26, 2005.  If SFAS 123R had been adopted for the three and six months ending November 27, 2004, net income would have been reduced by $1.0 million ($0.04 per basic and fully diluted share) and $13.3 million ($0.47 per basic share and $0.48 per fully diluted share), respectively.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 (SFAS 153).  Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions (Opinion 29). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Early application is permitted and companies must apply the standard prospectively.  The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements or results of operations.

In November of 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (SFAS 151). This new standard is the result of an effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the IASB.  SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead.  The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities.  The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Companies must apply the standard prospectively.  The Company does not believe that the impact of this new standard will have a material effect on our prospective financial statements or results of operations.

Note 11 – Subsequent Events

Restructuring and cost management plans

In December of 2004, the Company announced a restructuring plan to streamline its infrastructure.  This plan will result in a decrease in workforce of approximately nine percent, effective early January 2005.  The plan, which includes other cost control measures, will be implemented throughout the Company.  The Company estimates that it will incur approximately $1.3 million of charges and cash outlays in the third quarter of fiscal 2005.  The restructuring charge will consist primarily of one-time termination benefits and related costs and is expected to be substantially completed during the third quarter.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes,” “expects” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties.  From time to time we may make other forward-looking statements.  Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks described below under the heading “Factors That May Affect Future Results.”

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

We supply advanced laser microengineering systems that allow electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields of semiconductor devices, passive components and circuitry, high-density interconnect (HDI) circuit boards and advanced semiconductor packaging.  Laser microengineering comprises a set of precise fine-tuning processes (laser trimming, link cutting and via drilling) that require application-specific laser systems able to meet semiconductor and microelectronics manufacturers’ exacting performance and productivity requirements.  Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of multi-layer ceramic passives (MLCPs) and other passive components, as well as original equipment manufacturer (OEM) machine vision products.

During the first half of fiscal 2005, market demand lessened for our products compared to the levels experienced in the latter half of fiscal 2004.  Order volume was $67.6 million in the first quarter of fiscal 2005, representing a significant decline from orders of $104.7 million in the fourth quarter of fiscal 2004.  Orders continued to decrease in the second quarter of fiscal 2005 to $39.8 million.  The sequential order rate decreased with customers in each of our three businesses delaying equipment purchases during the quarter.  Shipments were $58.1 million in the second quarter of fiscal 2005, representing a 25.4% decline from shipments of $77.9 million in the first quarter of fiscal 2005 and a 24.7% decline from shipments of $77.1 million in the fourth quarter of fiscal 2004.  Net sales for the quarter decreased from $72.6 million in the first quarter to $66.0 million in the second quarter of fiscal 2005.  Shipment declines in the quarter contributed to the 9.1% sequential decrease in revenue, but the revenue decline was partially offset by recognition of $7.8 million in deferred revenue from prior quarters.

Although market conditions declined in the second quarter of fiscal 2005, our gross margin rates of 50% were comparable to the prior quarter’s rate of 51%.  Third quarter shipments and revenues are currently estimated to be in the range of $40 million to $55 million and related gross margins are expected to decline to a mid-40% range.  Operating expenses were $23.1 million for the second quarter compared to $21.4 million in the first quarter of fiscal 2005, resulting in operating income of $9.8 million in the second quarter.  Operating expenses in the second quarter include $2.2 million in charges for legal and settlement fees related to a patent infringement lawsuit.

As a result of uncertainty in the industry, we have taken measures to streamline our infrastructure and reduce our break-even point.  In December 2004 we announced restructuring actions which will reduce our workforce by approximately 9%.  These actions will become effective in January 2005 and, along with related initiatives, are designed to improve the operational efficiency of the company and contribute to cost control in the latter half of fiscal 2005.  We anticipate these measures will allow us to reduce operating expenses in the third quarter to a range of $19 million to $20 million, representing levels below the first quarter of fiscal 2005.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended		Six months ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.3	65.8	49.7	69.2
Gross margin	49.7	34.2	50.3	30.8
Selling, service and administrative	23.2	29.0	21.8	41.9
Research, development and engineering	11.7	11.8	10.3	16.8
Operating income (loss)	14.8	(6.6)	18.2	(27.9)
Total other income (expense), net	(0.3)	(0.2)	(0.4)	0.1
Income (loss) before taxes	14.5	(6.8)	17.8	(27.8)
Income tax provision (benefit)	2.5	3.9	4.4	(6.4)
Net income (loss)	12.0%	(10.7)%	13.4%	(21.4)%

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	November 27, 2004		November 29, 2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor Group (SG)	$35,658	54%	$28,137	61%
Passive Components Group (PCG)	17,979	27	8,949	20
Electronic Interconnect Group (EIG)	12,367	19	8,667	19
	$66,004	100%	$45,753	100%

	Six months ended
	November 27, 2004		November 29, 2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor Group (SG)	$79,671	57%	$33,873	51%
Passive Components Group (PCG)	38,582	28	18,555	28
Electronic Interconnect Group (EIG)	20,371	15	14,201	21
	$138,624	100%	$66,629	100%

Net sales were $66.0 million for the quarter ended November 27, 2004, an increase of $20.3 million or 44.3% compared to $45.8 million for the quarter ended November 29, 2003.  Sales increased more than 25% across all three business units, with the largest increase being an improvement of 101% from PCG.  Sales increases of $7.5 million for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 in SG are attributed to major DRAM manufacturers increasing capacity.  These investments were primarily in the memory repair product line.  This trend with DRAM manufacturers began in the second quarter of fiscal 2004 and reached its highest level in the fourth quarter of fiscal 2004.  PCG sales increased $9.0 million in the second quarter compared to the same period in the prior year as demand for passive components processed by laser trim and passive test systems began to increase in the second half of fiscal 2004.  Accordingly, Multi-layer Ceramic Capacitor (MLCC) test processors drove sales for this group during the second quarter of fiscal 2005, with a significant portion of sales coming from Japanese customers.  EIG sales levels increased $3.7 million in the second quarter of fiscal 2005 compared to the same period in the prior year.  Acceptance of significantly new products in the integrated circuit (IC) package segment shipped in prior quarters led to the sales increase.

Shipment levels increased $14.4 million or 33% in the second quarter of fiscal 2005 as compared to the same quarter in fiscal 2004.  Deferred revenue was $9.4 million at November 27, 2004 compared to $17.2 million at August 28, 2004.  Net sales in the second quarter included the positive impact of a net $7.8 million of previously deferred revenue activity.  Deferred revenue recognized in the period related primarily to newly accepted IC packaging systems, systems shipped to Japanese customers and the fulfillment of delivery terms for systems shipped at the end of the first quarter.

Revenue is deferred pending title transfer and fulfillment of acceptance criteria, which frequently occur at the time of delivery to a common carrier.  Shipments for which title transfer has not occurred and/or acceptance criteria cannot be demonstrated at our factory include sales to Japanese end-user customers and shipments of substantially new products.  Due to these factors, as well as the timing of their occurrence in any given quarter, deferred revenue balances may fluctuate significantly from quarter to quarter.  In sales involving multiple element arrangements, the fair value of any undelivered elements, including installation services, is deferred until delivery of such elements.  Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

Changes in deferred revenue were as follows:

Deferred revenue, May 29, 2004		$11,985
Revenue deferred	$9,231
Revenue recognized	(4,029)
Net change in deferred revenue	5,202
Deferred revenue, August 28, 2004		17,187
Revenue deferred	3,893
Revenue recognized	(11,705)
Net change in deferred revenue	$(7,812)
Deferred revenue, November 27, 2004		$9,375

Net sales were $138.6 million for the six months ended November 27, 2004, an increase of $72.0 million or 108% compared to $66.6 million for the six months ended November 29, 2003.  Of the increase, $45.8 million resulted from increased sales in the SG product lines and $20.0 million resulted from an increase in PCG sales.  The remaining increase of $6.2 million was generated by EIG sales of new products primarily in the IC package market as mentioned above.

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	November 27, 2004		November 29, 2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Asia	$46,142	70%	$34,567	76%
United States	12,185	19	6,989	15
Europe	7,677	11	4,197	9
	$66,004	100%	$45,753	100%

	Six months ended
	November 27, 2004		November 29, 2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Asia	$104,678	76%	$45,973	69%
United States	20,733	15	14,071	21
Europe	13,213	9	6,585	10
	$138,624	100%	$66,629	100%

Regional sales results in the second quarter of fiscal 2005 shifted slightly from the second quarter of fiscal 2004. The percentage of total net sales to Asia decreased 6% while the percentage of total net sales to the United States and Europe increased a combined 6%.  For the six months ended November 27, 2004, compared to the six months ended November 29, 2003, sales by region were more heavily weighted to Asia and particularly to Taiwan.  This resulted from dollar-volume increase over the prior year in sales of SG products and PCG products.

Gross Profit

Gross profit was $32.8 million (49.7% of net sales) for the second quarter of fiscal 2005 compared to $15.7 million (34.2% of net sales) for the second quarter of fiscal 2004.  Shipments in the second quarter of fiscal 2005 increased 33.1% compared to the same quarter in fiscal 2004.  Increased shipment levels resulted in volume-based manufacturing efficiencies and lower costs per unit.  Similarly, higher production volumes increased our ability to negotiate lower material costs with some suppliers, contributing to overall gross margin improvements.  In addition, efforts to reduce warranty costs contributed to higher margins in the current period compared to the second quarter of fiscal 2004.

Gross profit for the six month period ended November 27, 2004 was $69.7 million (or 50.3% of net sales) compared to $20.5 million (or 30.8% of net sales) for the same six month period in the prior fiscal year.  This represents a 19.5% improvement in gross margin rates, which can be attributed to the same factors described in the quarterly comparisons above.  In particular, shipments of $136.0 million in the first six months of fiscal 2005 were approximately twice the $73.3 million of shipments for the same six months in fiscal 2004.  Resulting volume-based manufacturing efficiencies contributed to lower costs per unit and margin improvements.

Operating Expenses

Selling, Service and Administrative Expenses

	Three months ended		Six months ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003

Selling, service and administration	$15,326	$13,281	$30,204	$27,906
Included in totals above:
Patent litigation settlement and legal fees	2,240	—	2,240	—
Legal and professional fees – investigation and securities litigation	359	561	767	2,677
Prior years restructuring and cost management plans	—	436	—	1,253
Impact of special charges	$2,599	$997	$3,007	$3,930

Selling, service and administrative expenses were $15.3 million (23.2% of net sales) in the second quarter of fiscal 2005, an increase of $2.0 million compared to $13.3 million (29.0% of net sales) in the second quarter of fiscal 2004.  The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs.

Other special charges included in this category consist of litigation settlement and related legal fees, professional fees related to the 2003 audit committee investigation and securities litigation, and charges relating to restructuring actions initiated in prior years.  See discussion of litigation settlement in Part II. Item I. Legal Proceedings.  The amounts and timing of these special charges are detailed above for comparative purposes.  Exclusive of these special charges, selling, service and administrative expenses increased $0.4 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and $3.2 million for the first six months of fiscal 2005 compared to fiscal 2004.

The increase in selling, service and administrative expenses, exclusive of the special charges detailed above, for both the three and six months ended November 27, 2004 compared to the same periods in the prior year is primarily due to increased compensation costs, professional fees for subcontracted services and sales commissions.  These expense increases are consistent with the overall growth in business volume compared to the same periods in the prior year.

Research, Development and Engineering Expenses

	Three months ended		Six months ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003

Research, development and engineering	$7,746	$5,416	$14,306	$11,164
Included in totals above:
Prior year restructuring and cost management plans	—	7	—	198
Impact of special charges	$—	$7	$—	$198

Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs.  Expenses associated with research, development and engineering totaled $7.7 million (11.7% of net sales) for the second quarter of fiscal 2005, representing a $2.3 million increase from expenses of $5.4 million (11.8% of net sales) for the second quarter of fiscal 2004.

For the six months ended November 27, 2004, research, development and engineering expenses increased $3.1 million to $14.3 million (10.3% of net sales) compared to $11.2 million (16.8% of net sales) for the six months ended November 29, 2003.  Exclusive of special charges for previous restructuring and cost management plans detailed in the table above, research, development and engineering costs increased $3.3 million.

The increase in research and development costs for both the three and six months ended November 27, 2004 compared to the same periods in fiscal 2004 is primarily due to an increase in compensation costs, subcontracted services and materials used in research and development activities as we continue to invest in funding for development projects, new technical capabilities and initiatives.

Restructuring and Cost Management Plans

We initiated restructuring and other cost management plans in each of the previous fiscal years 2004, 2003 and 2002.  The fiscal 2004 plan consisted of a headcount reduction to reduce expenditures.  The fiscal 2003 actions primarily related to relocating the manufacturing of our electronic component product line from Escondido, California to our headquarters in Portland, Oregon.  The fiscal 2002 actions included a headcount reduction, exiting the mechanical drill business and discontinuing the manufacture of certain other products and vacating related facilities.  All expenses related to the fiscal 2004 and fiscal 2003 plans have been paid.  As of November 27, 2004, we had a remaining amount accrued of approximately $0.4 million for future payments, net of estimated sublease rentals, for a property in Ann Arbor, Michigan that is leased and sublet through December 2006 and was vacated as a part of the 2002 restructuring plan.  There were no expenses recorded relating to these prior restructuring and cost management plans in the three or six months ended November 27, 2004.  A detail of expenses by business function for the prior year three months and six months ended November 27, 2003 is presented below (in thousands):

	Three months ended November 29, 2003
	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Fiscal 2004 cost management plan	$—	$161	$—	$161
Fiscal 2003 cost management plan	—	34	7	41
Fiscal 2002 cost management plan	—	241	—	241
	$—	$436	$7	$443

	Six months ended November 29, 2003
	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Fiscal 2004 cost management plan	$123	$618	$191	$932
Fiscal 2003 cost management plan	5	310	7	322
Fiscal 2002 cost management plan	—	325	—	325
	$128	$1,253	$198	$1,579

Income Taxes

The income tax provision recorded for the second quarter of fiscal 2005 was $1.6 million on pretax income of $9.6 million, an effective rate of 16.8%.  Comparatively, the income tax provision was $1.7 million in the second quarter of fiscal 2004, despite recording a pretax loss of $3.1 million.  The fiscal year-to-date provision for income taxes at November 27, 2004 is $6.0 million on pretax income of $24.6 million, an effective annual rate of 24.5%.  The effective tax rate used in the second quarter to calculate the tax provision was 16.8% compared to 29.4% in the prior quarter.  This decrease results from the necessity to adjust, on a quarterly basis, the year-to-date effective tax rate to our best estimate of the annual effective tax rate, which we now estimate to be 24.5%.  The estimated effective annual tax rate for fiscal 2005 of 24.5% is lower than our statutory tax rate of 38%, primarily due to incentives for export sales and research credits.

We currently have an outstanding examination by the Internal Revenue Service for our tax returns for the tax years ending in 1996 through 2003.  Although the examination is substantially complete, the final outcome of the federal tax audit is uncertain.  We believe the ultimate results will not have a materially adverse effect on our results of operations or financial position.

Net Income (Loss)

Net income for the three and six months ended November 27, 2004 was $7.9 million (12.0% of net sales) or $0.28 per share on a basic and fully diluted basis and $18.6 million (13.4% of net sales) or $0.64 per share on a fully diluted basis, respectively.  For the three and six months ended November 29, 2003, we recorded a net loss of $4.9 million (10.7% of net sales) or $0.17 per basic and fully diluted share and $14.2 million (21.4% of net sales) or $0.51 per basic and fully diluted share, respectively.

Liquidity and Capital Resources

At November 27, 2004, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable and restricted securities of $338.1 million and accounts receivable of $54.0 million.  At November 27, 2004, we had a current ratio of 8:1 and long-term debt of $143.2 million.  Working capital increased to $381.7 million at November 27, 2004 from $369.9 million at May 29, 2004.  We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Cash flows from operating activities for the six months ended November 27, 2004 totaled $0.3 million.  Cash was provided by net income adjusted for deferred tax entries and other non-cash items, totaling $29.8 million.  Uses of cash for net working capital were primarily due to increases in inventories ($13.5 million), decreases in payables and current liabilities ($11.9 million) and estimated tax payments made during the second quarter of fiscal 2005 ($1.4 million).

Net inventories increased 16.5% to $68.3 million at the end of the second quarter compared to $58.6 million at May 29, 2004.  The increase is comprised primarily of additions to finished goods due to delayed timing of shipments previously anticipated in the first two quarters of fiscal 2005.

Payables and current liabilities were $45.0 million at November 27, 2004 compared to $55.6 million at May 29, 2004, decreasing by $10.6 million, inclusive of $1.3 million in non-cash currency translation adjustments resulting from the weakening of the U.S. dollar.  Approximately $4.9 million of the decrease was due to a reduction in purchases in response to a softening of demand for our products.  The remaining decrease in other liabilities is due primarily to the litigation settlement and legal fee payments, reductions in estimated income taxes payable and various other reductions in operating accruals.

Cash flows from investing activities totaled $5.7 million for the six months ended November 27, 2004.  Capital expenditures totaled $2.1 million during this period and were comprised of computer equipment and systems upgrades, and investments in production and test equipment and facilities.  We generated $2.4 million in cash from the sale of an undeveloped parcel of land in Taiwan classified as an asset held for sale at May 29, 2004.  We also generated $6.1 million in cash and cash equivalents through the liquidation of restricted investments and activity in our portfolio of marketable securities.

Cash flows from financing activities of $4.9 million were comprised of proceeds from the exercise of stock options for the six months ended November 27, 2004.

At November 27, 2004 we had $143.2 million recorded on our balance sheet related to our 4¼% convertible subordinated notes due December 21, 2006.  The difference between the $145.0 million face value and the $143.2 million balance at November 27, 2004 relates to underwriting discounts, which originally totaled $4.5 million.  These discounts are being amortized as additional interest expense over the life of the subordinated notes at a rate of $0.9 million per year, resulting in a corresponding accretion to the recorded amount of the notes.  During the first quarter of fiscal 2005, we made a semi-annual interest payment of $3.1 million which was fully funded by the liquidation of restricted securities.  Our next semi-annual interest payment due in December 2004 will be funded by the final liquidation of our restricted securities.  Under the terms of our debt agreement, there are no further requirements to maintain restricted fund deposits after December 2004.

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

After experiencing a significant increase in orders in fiscal 2004, we experienced reduced demand beginning in the first quarter of fiscal 2005. Net sales decreased from $81.8 million in the fourth quarter of fiscal 2004 to $72.6 million and $66.0 million in the first and second quarters of fiscal 2005, respectively. Net income during those periods decreased from $16.2 million in the fourth quarter of fiscal 2004 to $10.6 million and $7.9 million in the first and second quarters of fiscal 2005, respectively. We cannot assure you when, or if, demand for our products will increase or that demand will not further decrease. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During any downturn, including the current downturn, it will be difficult for us to maintain our sales levels. As a consequence, to maintain profitability we will need to reduce our operating expenses. For example, in December 2004 we announced an operational restructuring and reduction in force to reduce our expenses in connection with the current downturn. However, because there is a lag between actions we take to reduce expense and the actual reductions of the costs, our ability to quickly reduce these fixed operating expenses is limited. Moreover, we may be unable to defer capital expenditures, and we will need to continue to invest in certain areas such as research and development. An economic downturn may also cause us to incur charges related to impairment of assets and inventory write-offs and we may also experience delays in payments from our customers, which would have a negative effect on our financial results.

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

We have entered into indemnification agreements in the ordinary course of business with our current and former officers and directors, some of whom may be the subject of any governmental investigation or party to proceedings brought as a result of any investigation. In addition, our bylaws contain indemnification provisions with respect to our directors, officers, and employees. Two of our former employees are currently party to proceedings brought by the SEC as a result of its investigation. We may be obligated throughout any investigation or proceeding to advance payment of legal fees and costs incurred by any current and former directors, officers, employees and agents pursuant to the indemnification agreements, our bylaws and applicable Oregon law. We may also be obligated to indemnify any former and/or current directors, officers, employees and agents for judgments, fines and amounts paid in settlement if the person acted in good faith and in a manner reasonably believed to be in or not opposed to our best interests. Payments made by us under these obligations, to the extent not reimbursed by insurance carriers, could have a material adverse impact on our financial condition.

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

In addition, we derive a substantial portion of our revenue from the sale of a relatively small number of products with high average selling prices, some with prices in excess of $1 million per unit. Consequently, shipment and/or customer acceptance delays could significantly impact our recognition of revenue and could be further magnified by announcements from us or our competitors of new products and technologies, which announcements could cause our customers to defer purchases of our existing systems or purchase products from our competitors. Any of these delays could result in a material adverse change in our results of operations for any particular period.

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

The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes as well as current and potential customer requirements. The introduction by us or by our competitors of new and enhanced products may cause our customers to defer or cancel orders for our existing products, which may harm our operating results. We have in the past experienced and are currently experiencing a slowdown in demand for our products. In the past we have also experienced delays in new product development. Similar slowdowns and delays may occur in the future. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or, where necessary, to license these technologies from others. Product development delays may result from numerous factors, including:

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

International shipments accounted for 85% of net sales for the first six months of fiscal 2005, with 76% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our 2004 Annual Report on Form 10-Kfor our fiscal year ended on May 29, 2004

Item 4. Controls and Procedures

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended November 27, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 29, 2004, we entered into a settlement and license agreement with Cognex Corporation (Cognex) resolving a lawsuit filed by Cognex on February 14, 2001 in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc. No. 01-10287 WGY). The lawsuit, which alleged that our CorrectPlace product and some of its predecessors infringed United States Patent 5,371,690 owned by Cognex, was dismissed with prejudice on November 1, 2004. Under the settlement agreement, Cognex has granted us a license to the patent in dispute as well as certain covenants not to sue under various other surface mount placement equipment-related patents, and as consideration for the license we have agreed to pay Cognex an undisclosed license fee. As a result of the settlement, we recorded a charge to operations of $1.8 million in the second quarter of fiscal 2005 along with approximately $0.4 million in related legal fees.

In addition to the legal matter described above, in the ordinary course of business we are involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, amounts accrued for awards or assessments in connection with these matters are management’s best estimate, and ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company was held pursuant to notice at 1:00 p.m. Pacific time on October 15, 2004 at the Company’s offices in Portland, Oregon to consider and vote upon:

Proposal 1	To elect three directors for a term of three years.

Proposal 2	To approve the Company’s proposed 2004 Stock Incentive Plan and reserve 3,000,000 shares for issuance under the plan.

Proposal 3

To approve the Company’s proposed Amended and Restated 2000 Stock Option Incentive Plan.  This Proposal 3 was submitted for shareholder approval in the event Proposal 2, seeking approval of the 2004 Stock Incentive Plan, was not approved by shareholders at the annual meeting. If both proposals were approved by shareholders at the annual meeting, the 2004 Stock Incentive Plan would supersede the Amended and Restated 2000 Stock Option Incentive Plan (the “Amended 2000 Plan”) and, as a result, the approval of the Amended 2000 Plan would have no effect.

Proposal 4	To approve a proposed amendment to the Company’s 1990 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan from 900,000 to 1,900,000.

The results of the voting on these proposals were as follows:

Proposal 1

Election of Directors	For	Withheld
Frederick A. Ball	24,846,078	1,056,863
Nicholas Konidaris	25,501,297	401,644
Robert R. Walker	23,854,995	2,047,946

	For	Against	Abstentions	Broker Non-Votes
Proposal 2	11,847,937	11,073,923	24,992	5,295,604
Proposal 3	16,919,532	5,966,339	60,981	5,295,604
Proposal 4	15,215,361	7,570,215	161,276	5,295,604

Item 6. Exhibits

This list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.
3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.
3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.
4.1

Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10.1	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.
10.2	1990 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 21, 2004.
10.3

Form of Notice of Grant of Stock options and Option Agreement and related Option Terms and Conditions (Incentive Stock Options) under 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 21, 2004.

10.4

Form of Notice of Grant of Stock Options and Option Agreement and related Options Terms and Conditions (Non-Qualified Stock Options) under 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 21, 2004.

10.5	Resolution adopted by the Board of Directors of the Company on October 15, 2004. Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on October 21, 2004.
10.6

Notice of Grant of Stock Options and Option Agreement to Robert DeBakker and related Option Terms and Conditions. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 1, 2004.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 22, 2004	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By	/s/ J. Michael Dodson
J. Michael Dodson
Senior Vice President of Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller and Chief
Accounting Officer
(Principal Accounting Officer)