Form 10-Q
period 2005-02-26
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2005-03-23
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

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

The number of shares outstanding of the Registrant’s Common Stock at March 18, 2005 was 28,554,530 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (unaudited)

Consolidated Condensed Balance Sheets – February 26, 2005 and May 29, 2004

Consolidated Condensed Statements of Operations – Three Months and Nine Months Ended February 26, 2005 and February 28, 2004

Consolidated Condensed Statements of Cash Flows – Nine Months Ended February 26, 2005 and February 28, 2004

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

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 26, 2005	May 29, 2004

Assets
Current assets:
Cash and cash equivalents	$147,724	$80,358
Marketable securities	159,929	206,931
Restricted securities	—	6,251
Total cash and securities	307,653	293,540

Trade receivables, net of allowances of $957 and $901	36,838	51,696
Income tax refund receivable	9,108	7,466
Inventories	66,788	58,627
Shipped systems pending acceptance	1,332	4,391
Deferred income taxes	11,358	16,096
Assets held for sale	—	2,391
Prepaid and other current assets	5,031	3,348
Total current assets	438,108	437,555

Long-term marketable securities	47,853	39,214
Property, plant and equipment, net of accumulated depreciation of $44,798 and $40,644	32,848	33,531
Deferred income taxes	16,138	17,630
Other assets	11,827	9,256
Total assets	$546,774	$537,186

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,681	$13,248
Accrued liabilities	32,674	42,381
Deferred revenue	8,573	11,985
Convertible subordinated notes - current	143,410	—
Total current liabilities	190,338	67,614
Convertible subordinated notes - long term	—	142,759
Total liabilities	190,338	210,373

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 authorized; 28,534 and 28,175 shares issued and outstanding	154,828	147,054
Retained earnings	201,952	181,362
Accumulated other comprehensive loss	(344)	(1,603)
Total shareholders’ equity	356,436	326,813
Total liabilities and shareholders’ equity	$546,774	$537,186

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net sales	$49,084	$58,770	$187,708	$125,399
Cost of sales	27,646	35,444	96,558	81,570
Gross profit	21,438	23,326	91,150	43,829

Operating expenses:
Selling, service and administration	12,290	13,502	42,494	41,408
Research, development and engineering	6,400	5,429	20,706	16,593
	18,690	18,931	63,200	58,001
Operating income (loss)	2,748	4,395	27,950	(14,172)

Interest income	1,867	1,764	5,190	5,660
Interest expense	(1,784)	(1,786)	(5,356)	(5,599)
Other expense, net	(161)	(197)	(485)	(207)
	(78)	(219)	(651)	(146)
Income (loss) before income taxes	2,670	4,176	27,299	(14,318)
Provision for (benefit from) income taxes	672	(5,798)	6,709	(10,050)
Net income (loss)	$1,998	$9,974	$20,590	$(4,268)

Net income (loss) per share - basic	$0.07	$0.36	$0.73	$(0.15)

Net income (loss) per share - fully diluted	$0.07	$0.34	$0.72	$(0.15)

Weighted average number of shares - basic	28,492	28,030	28,383	27,933

Weighted average number of shares - fully diluted	28,600	32,187	28,533	27,933

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	February 26, 2005	February 28, 2004

Cash flows from operating activities:
Net income (loss)	$20,590	$(4,268)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	7,176	6,942
Tax benefit of stock options exercised	637	703
Provision for doubtful accounts	199	101
Loss on disposal of property and equipment	281	57
Deferred income taxes	6,271	461
Changes in operating accounts:
(Increase) decrease in trade receivables, net	16,645	(6,336)
Increase in income tax refund receivable	(1,642)	(28,490)
Increase in inventories, net	(11,781)	(7,381)
Decrease in shipped systems pending acceptance	3,059	1,615
(Increase) decrease in prepaid and other current assets	(1,346)	262
Increase (decrease) in accounts payable and other current liabilities	(18,407)	19,520
Increase (decrease) in deferred revenue	(3,413)	3,398
Net cash provided by (used in) operating activities	18,269	(13,416)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,397)	(3,328)
Proceeds from the sale of property and equipment	92	9
Proceeds from the sale of assets held for sale	2,361	—
Maturity of restricted securities	6,251	6,244
Purchase of securities	(355,011)	(162,534)
Proceeds from sales of securities and maturing securities	393,938	179,351
Increase in other assets	(827)	(309)
Net cash provided by investing activities	43,407	19,433

Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	5,690	4,840
Net cash provided by financing activities	5,690	4,840

Net change in cash and cash equivalents	67,366	10,857

Cash and cash equivalents:
Beginning of period	80,358	31,017
End of period	$147,724	$41,874

Supplemental cash flow information:
Cash paid for interest	$6,163	$6,542
Income tax refunds received	4	2,183
Cash paid for income taxes	3,376	7,087

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

Note 2 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market.  Components of inventories were as follows (in thousands):

	February 26, 2005	May 29, 2004
Raw materials and purchased parts	$41,141	$34,710
Work-in-process	6,569	11,219
Finished goods	19,078	12,698
	$66,788	$58,627

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 26, 2005	May 29, 2004

Payroll-related	$9,159	$10,781
Product warranty	4,020	4,720
Interest payable	1,264	2,805
Accrual for loss on purchase commitments	343	536
Legal settlement accrual	—	3,800
Income taxes payable	10,900	12,212
Other	6,988	7,527
	$32,674	$42,381

See Note 4 for a discussion of the accrual for product warranty.  The legal settlement accrual of $3.8 million related to the class action and derivative lawsuit and was paid during the second quarter of fiscal 2005.

Note 4 – Product Warranty

The Company evaluates obligations related to product warranties quarterly.  The Company provides a standard one-year warranty on its products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs.  Inventory credits resulting from the return of repaired parts to inventory and any cost recoveries from warranties offered by our suppliers for defective components are recorded as a credit to the warranty accrual.  Using historical data, we estimate average warranty cost per system or part type and record the provision for such charges as an element of cost of goods sold.  Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales.  If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly.  Accrued product warranty is included on the balance sheet as a component of accrued liabilities.

Following is a reconciliation of the change in the aggregate accrual for product warranty for the nine months ended February 26, 2005 and February 28, 2004 (in thousands):

	February 26, 2005	February 28, 2004
Product warranty accrual, beginning	$4,720	$3,501
Warranty charges incurred	(8,037)	(5,958)
Inventory credits	3,362	3,232
Provision for warranty charges	3,975	2,836
Product warranty accrual, ending	$4,020	$3,611

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

The following is a reconciliation of the changes in deferred revenue for the nine months ended February 26, 2005 and February 28, 2004 (in thousands):

	February 26, 2005	February 28, 2004
Deferred revenue, beginning	$11,985	$13,222
Revenue deferred	16,847	30,442
Revenue recognized	(20,259)	(27,044)
Deferred revenue, ending	$8,573	$16,620

Note 6 - Earnings Per Share

Following is a reconciliation of weighted average shares outstanding and adjustments to net income (loss) used in the calculation of basic and diluted earnings (loss) per share (EPS) for the three months and nine months ended February 26, 2005 and February 28, 2004 (in thousands):

	Three months ended February 26, 2005		Three months ended February 28, 2004
	Income	Shares	Income	Shares

Net income available to common shareholders – basic	$1,998	28,492	$9,974	28,030
Effect of dilutive stock compensation	—	108	—	341
Effect of 4 1/4% convertible subordinated notes	—	—	1,090	3,816
Net income available to common shareholders - fully diluted	$1,998	28,600	$11,064	32,187

	Nine months ended February 26, 2005		Nine months ended February 28, 2004
	Income	Shares	Loss	Shares

Net income (loss) available to common shareholders – basic	$20,590	28,383	$(4,268)	27,933
Effect of dilutive stock compensation	—	150	—	—
Effect of 4 1/4% convertible subordinated notes	—	—	—	—
Net income (loss) available to common common shareholders – fully diluted	$20,590	28,533	$(4,268)	27,933

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	Three months ended		Nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Employee stock options	3,316	3,395	3,462	3,072
4 1/4% convertible subordinated notes	3,816	—	3,816	3,816
	7,132	3,395	7,278	6,888

Note 7 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three months ended		Nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net income (loss)	$1,998	$9,974	$20,590	$(4,268)
Net unrealized gain on foreign exchange hedge contracts	18	10	24	5
Foreign currency translation adjustment	128	108	672	94
Net unrealized gain (loss) on securities classified as available for sale	34	363	563	(1,135)
	$2,178	$10,455	$21,849	$(5,304)

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

Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the measurement date, which is typically the award’s grant date.  Compensation expense, if any, is included in operating results over the vesting period of the underlying options using the straight-line method.  Compensation expense resulting from the issuance of time-based restricted stock is calculated based on the fair market value on the date of grant and is included in operating results over the related vesting period using the straight line method.  Compensation expense resulting from the issuance of performance-based restricted stock is recorded when performance can be reasonably estimated, and is calculated based upon current fair market values (adjusted each period) until such time as the number of units an employee is entitled to receive is fixed or determinable.  However, no compensation expense related to performance-based stock units has been recorded to date because probability cannot be assessed that the related three-year performance criteria will be met.  Additionally, no compensation cost has been recognized for employee stock purchase plan (ESPP) shares which are issued at a fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date.

Pro forma fair value disclosures required by SFAS No. 123 are presented below and reflect the impact on net income (loss) and net income (loss) per share as if the fair value of stock-based awards to employees had been applied (in thousands, except per share data) :

	Three months ended		Nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net income (loss), as reported	$1,998	$9,974	$20,590	$(4,268)
Deduct – Recapture of stock-based employee compensation expense related to cancellations included in reported net income (loss), net of related tax effect	—	—	—	(144)
Add – Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	260	226	531	308
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,590)	(3,104)	(19,586)	(7,881)
Net income (loss), pro forma	$(3,332)	$7,096	$1,535	$(11,985)
Net income (loss) per share - basic, as reported	$0.07	$0.36	$0.73	$(0.15)
Net income (loss) per share – fully diluted, as reported	$0.07	$0.34	$0.72	$(0.15)
Net income (loss) per share – basic, pro forma	$(0.12)	$0.25	$0.05	$(0.43)
Net income (loss) per share – fully diluted pro forma	$(0.12)	$0.22	$0.05	$(0.43)

The Black-Scholes option pricing model is utilized to determine the fair value of stock options under SFAS No. 123. The following weighted average assumptions were made in calculating the value of all options granted during the periods presented:

	Three months ended		Nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Risk-free interest rate	3.60%	3.25%	3.58%	3.34%
Expected dividend yield	0%	0%	0%	0%
Expected lives	5.7 years	5.6 years	5.6 years	5.5 years
Expected volatility	65.91%	68.35%	65.66%	67.87%

The following weighted average assumptions were made in calculating the value of all shares issued under the ESPP during the periods presented:

	Three months ended		Nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Risk-free interest rate	2.33%	2.47%	2.30%	2.47%
Expected dividend yield	0%	0%	0%	0%
Expected lives	1.3 years	1.1 year	1.2 years	1.1 year
Expected volatility	54.39%	59.39%	54.40%	59.39%

On January 25, 2005, the Compensation Committee of the Board of Directors (the “Compensation Committee”) accelerated the vesting, effective immediately, of all the Company’s unvested stock options awarded to employees, other than those awarded to the President and Chief Executive Officer at his time of hire (which are discussed in the next paragraph), having an exercise price greater than $20.24.  Except as noted in the following paragraph, no options were accelerated for members of the Board of Directors.  The closing price of the Company’s common stock on the NASDAQ National Market on January 25, 2005 was $17.14.  As a result of the acceleration, options to acquire approximately 220,000 shares of the Company’s common stock, which otherwise would have vested from time to time over the next 42 months, became immediately exercisable.

On January 25, 2005, the Compensation Committee accelerated the vesting of 315,000 shares of the Company’s common stock subject to an option granted to Nicholas Konidaris, the Company’s President and Chief Executive Officer, so that the option will become fully exercisable on August 26, 2005.  The option has an exercise price of $25.71.  Under the terms of the original option agreement, 105,000 shares would have vested on each of January 7, 2006, January 7, 2007 and January 7, 2008.  For book reporting purposes, the Company will be required to accelerate approximately $1.5 million of unamortized expense related to this award ratably over the remaining vesting period, which ends August 26, 2005.  This expense would otherwise have been expensed ratably through December 2007.  Additionally, a stock option granted to Mr. Konidaris to purchase 40,000 shares of the Company’s common stock was accelerated effective January 25, 2005.  The option has an exercise price of $25.50.  Under the terms of the original option agreement, 10,000 shares would have vested on each of July 13, 2005, July 13, 2006, July 13, 2007 and July 13, 2008.  In connection with both of these accelerations, Mr. Konidaris has agreed that the shares underlying the accelerated options may not be sold by him until the dates those shares would otherwise have been vested under the terms of the original option agreements.

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

The total pro forma stock-based employee compensation expense stated above of $19.6 million for the nine months ended February 26, 2005 includes $4.0 million resulting from the January 25, 2005 accelerations and $10.1 million resulting from the June 28, 2004 acceleration, as calculated under SFAS No. 123.  No compensation has been recorded in the statement of operations related to this modification as the market price of the common stock on the date of the modification was lower than the exercise price of the accelerated options.

The Company has decided to follow the “modified prospective method” in implementing recent amendments by the Financial Accounting Standards Board in Accounting for Stock-Based Compensation upon their effective date (see Note 10).  The Company believes the acceleration of the stock option vesting schedules as described above will reduce the future amortization of the Company’s stock option compensation expense for fiscal 2006 and beyond and will enhance comparability of its financial statements with those of prior and future fiscal periods. Additionally, the Compensation Committee has decided to rely less on stock options for equity-based compensation and evaluate other alternatives for such compensation in the future.  It believes that the amended vesting provisions will partially mitigate the effect of this reduction in future stock option grants on employee retention and incentive.

Note 9 – Restructuring and Cost Management Plans

In December 2004, the Company announced a restructuring plan to streamline its infrastructure.  This plan, which was effective in early January 2005, resulted in a decrease in workforce of 57 employees in the United States and impacted manufacturing, sales, marketing and administration and research, development and engineering.  Charges incurred of approximately $1.2 million related to the plan were primarily comprised of severance and other employee-related charges.  These amounts were paid during the third quarter of fiscal 2005 and are included in the consolidated condensed statements of operations for the three and nine months ended February 26, 2005 as follows (in thousands):

Three and nine months ended February 26, 2005
Cost of goods sold	$299
Selling, service and administrative	683
Research, developments and engineering	262
Total restructuring and cost management expenses	$1,244

The Company also initiated restructuring and other cost management plans in each of the prior three fiscal years.  The fiscal 2004 plan consisted of a headcount reduction to reduce expenditures.  The fiscal 2003 actions primarily related to relocating the manufacturing of our electronic component product line from Escondido, California to our headquarters in Portland, Oregon.  The fiscal 2002 actions included a reducing headcount, exiting the mechanical drill business and discontinuing the manufacture of certain other products and vacating related facilities.  All expenses related to the fiscal 2004 and fiscal 2003 plans have been paid.  As of February 26, 2005, we had a remaining amount accrued of approximately $0.4 million for future payments, net of estimated sublease rentals, for a property in Ann Arbor, Michigan that is leased and sublet through December 2006 and was vacated as a part of the 2002 restructuring plan.  A detail of expenses by business function for the three months and nine months ended February 28, 2004 for all plans is presented below (in thousands):

	Three months ended February 28, 2004	Nine months ended February 28, 2004
Cost of goods sold	$—	$128
Selling, service and administrative	308	1,561
Research, developments and engineering	—	198
Total restructuring and cost management expenses	$308	$1,887

Note 10 – New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (Revised 2004), Share-Based Payments. (SFAS 123R).  The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and rescinds the ability of companies to elect the intrinsic value method prescribed under Opinion 25. That cost will be measured based on the fair value of the equity or liability instruments issued.  The Company will be required to implement SFAS 123R for the interim reporting period ending November 26, 2005.  If SFAS 123R had been adopted for the three and nine months ending February 26, 2005, net income would have been reduced by $5.3 million ($0.19 per basic and fully diluted share) and $19.1 million ($0.68 per basic share and $0.67 per fully diluted share), respectively (see Note 8).

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004.  FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability.  The Jobs Act was enacted on October 22, 2004.  FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  The Company has not yet completed evaluation of the impact of the repatriation provisions.

Note 11 – Subsequent Events

On March 10, 2005, the Company redeemed the $145.0 million aggregate principal value of the outstanding 4 ¼ % convertible subordinated notes due 2006 (the Convertible Notes).  In accordance with the terms of the Convertible Note indenture, the redemption price was 101.70% of the principal amount of the Convertible Notes, plus accrued and unpaid interest to the redemption date.  In connection with the redemption, the Company will record expenses of approximately $4.2 million in the fourth quarter of fiscal 2005, consisting of the redemption premium, a non-cash charge for unamortized debt issuance costs of approximately $1.6 million and other related costs.

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

Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global electronics market, including advanced laser systems that are used to microengineer electronic device features in high-volume production environments.  Our customers are primarily manufacturers of semiconductors, passive components and electronic interconnect devices.  Our equipment enables these manufacturers to achieve yield and productivity gains in their manufacturing processes that can be critical to their profitability.  The components and devices manufactured by our customers are used in a wide variety of end products in the computer, consumer electronics and communications industries.

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

During the first nine months of fiscal 2005, market demand lessened for our products compared to the levels experienced in the latter half of fiscal 2004.  Order volume was $67.6 million in the first quarter of fiscal 2005, representing a significant decline from orders of $104.7 million in the fourth quarter of fiscal 2004.  Orders decreased further to $39.8 million in each of the second and third quarters of fiscal 2005.  Although order levels for the third quarter were consistent with the second quarter, the mix between product groups changed slightly; decreased orders for passive component products were offset by increased orders for semiconductor and electronic interconnect group products.

Shipments were $48.3 million in the third quarter of fiscal 2005, representing a 16.8% decline from shipments of $58.1 million in the second quarter of fiscal 2005 and a 38.0% decline from shipments of $77.9 million in the first quarter.  Accordingly, net sales for the quarter decreased to $49.1 million from $66.0 million in the second quarter and $72.6 million in the first quarter of fiscal 2005.

Gross margin on sales of $49.1 million was 44%, representing a decrease of 6 percentage points from the prior quarter margin on sales of $66.0 million.  Margins were impacted by lower overhead absorption on reduced production volumes as well as a change in sales mix.  Sales in the current quarter were more heavily weighted towards established products as customers build capacity on existing technologies.  Fourth quarter shipments and revenues are currently estimated to be in the range of $40 million to $50 million and related gross margins are expected to remain in the mid-40% range.

Operating expenses were $18.7 million for the third quarter compared to $23.1 million in the second quarter of fiscal 2005, resulting in operating income of $2.7 million in the third quarter.  Operating expenses in the third quarter include $0.9 million of a total $1.2 million in charges related to a restructuring and cost management plan announced in December 2004 and are primarily comprised of severance and other employee-related costs.  The previous quarter’s operating expenses included $2.2 million for legal and settlement fees related to a patent infringement lawsuit.  We anticipate operating expenses in the fourth quarter to be in the range of $18 million to $19 million.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended		Nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.3	60.3	51.4	65.0
Gross margin	43.7	39.7	48.6	35.0
Selling, service and administrative	25.1	23.0	22.7	33.0
Research, development and engineering	13.0	9.2	11.0	13.3
Operating income (loss)	5.6	7.5	14.9	(11.3)
Total other expense, net	(0.2)	(0.4)	(0.3)	(0.1)
Income (loss) before taxes	5.4	7.1	14.6	(11.4)
Income tax provision (benefit)	1.3	(9.9)	3.6	(8.0)
Net income (loss)	4.1%	17.0%	11.0%	(3.4)%

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	February 26, 2005		February 28, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor Group (SG)	$29,712	61%	$37,068	63%
Passive Components Group (PCG)	12,479	25	12,562	21
Electronic Interconnect Group (EIG)	6,893	14	9,140	16
	$49,084	100%	$58,770	100%

	Nine months ended
	February 26, 2005		February 28, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor Group (SG)	$109,383	58%	$70,941	57%
Passive Components Group (PCG)	51,061	27	31,117	25
Electronic Interconnect Group (EIG)	27,264	15	23,341	18
	$187,708	100%	$125,399	100%

Net sales were $49.1 million for the quarter ended February 26, 2005, a decrease of $9.7 million or 16.5% compared to net sales of $58.8 million for the quarter ended February 28, 2004.  Sales decreased 20% and 25% for SG and EIG respectively, while sales for PCG in the third quarter of fiscal 2005 were comparable with the same period in the prior year.  Sales decreases in SG for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 resulted primarily from a decrease in system sales volumes.  Shipments and related revenues have decreased sequentially by quarter during fiscal 2005 after a peak in sales in the fourth quarter of fiscal 2004.  This decreasing capital equipment investment trend is consistent with the trend in the overall semiconductor market.  PCG sales remained consistent with the same quarter of the prior year as component manufacturers remained cautious about equipment purchases and ran factories at less than full capacity.  EIG sales levels decreased in the third quarter of fiscal 2005 compared to the same period in the prior year as a result of industry softness and fewer integrated circuit (IC) packaging systems sold.

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

The detail of the activity in deferred revenue for the first three quarters of fiscal 2005 is presented in the table below (in thousands).  Deferred revenue recognized in the third quarter of fiscal 2005 consisted primarily of systems shipped to Japanese customers in prior quarters gaining acceptance in the current quarter.  These sales are generally associated with PCG customers.

	Three Months Ended
	February 26, 2005	November 27, 2004	August 28, 2004

Beginning balance	$9,375	$17,187	$11,985
Revenue deferred	3,723	3,893	9,231
Revenue recognized and other	(4,525)	(11,705)	(4,029)
Ending balance	$8,573	$9,375	$17,187

Net sales were $187.7 million for the nine months ended February 26, 2005, an increase of $62.3 million or 49.7% compared to net sales of $125.4 million for the nine months ended February 28, 2004.  Of the increase, $38.4 million resulted from increased sales in the SG product lines and is attributed to major DRAM manufacturers increasing capacity, primarily in the memory repair product line.  This trend with DRAM manufacturers began in the second quarter of fiscal 2004 and reached its highest level in the fourth quarter of fiscal 2004.  An additional $19.9 million or 32% of the increase resulted from PCG sales generated by demand for passive components processed by our laser trim and passive test systems.  This growth in demand began in the second half of fiscal 2004 and has since softened as PCG manufacturers delay building capacity until factory utilization reaches desired levels.  The remaining increase of $4.0 million was generated by EIG resulting from acceptance of new products in the IC package segment shipped in prior quarters.

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	February 26, 2005		February 28, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Asia	$35,653	73%	$40,680	69%
United States	11,261	23	12,104	21
Europe	2,170	4	5,986	10
	$49,084	100%	$58,770	100%

	Nine months ended
	February 26, 2005		February 28, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Asia	$140,331	75%	$86,653	69%
United States	31,994	17	26,175	21
Europe	15,383	8	12,571	10
	$187,708	100%	$125,399	100%

Regional sales results in the third quarter of fiscal 2005 shifted slightly from the third quarter of fiscal 2004. The percentage of total net sales to Asia increased 4 percentage points and the percentage of total net sales to the United States increased 2 percentage points, while total net sales to Europe decreased 6 percentage points.  The decrease in Europe can be attributed to fewer SG system sales into the region in the current quarter, which is consistent with the general trend of semiconductor manufacturing moving from Europe to Asia.  For the nine months ended February 26, 2005, compared to the nine months ended February 28, 2004, sales by region were also more heavily weighted to Asia and particularly to Taiwan.  This increase in sales resulted from volume increases of both SG and PCG products over the prior year.

Gross Profit

Gross profit was $21.4 million (43.7% of net sales) for the third quarter of fiscal 2005 compared to $23.3 million (39.7% of net sales) for the third quarter of fiscal 2004.  Although shipments in the third quarter of fiscal 2005 decreased 12.8% compared to the same quarter in fiscal 2004, we were able to maintain improved margin rates through volume-based manufacturing efficiencies and lower overhead costs per unit.

Gross profit for the nine month period ended February 26, 2005 was $91.2 million (48.6% of net sales) compared to $43.8 million (35.0% of net sales) for the same nine month period in the prior fiscal year.  This represents a 13.6% improvement in gross margin rates.  Shipments of $184.3 million in the first nine months of fiscal 2005 were 43.2% higher than the $128.7 million of shipments for the same nine months in fiscal 2004.  Increased shipment levels resulted in volume-based manufacturing efficiencies and lower costs per unit.

Operating Expenses

Selling, Service and Administrative Expenses

	Three months ended		Nine months ended
(in thousands)	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Selling, service and administration	$12,290	$13,502	$42,494	$41,408
Included in totals above:
Patent litigation settlement and legal fees	—	—	2,240	—
Legal and professional fees – investigation and securities litigation	53	694	820	3,371
Restructuring and cost management plans	683	308	683	1,561
Impact of special charges	$736	$1,002	$3,743	$4,932

The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs. Selling, service and administrative expenses were $12.3 million (25.1% of net sales) in the third quarter of fiscal 2005, a decrease of $1.2 million compared to $13.5 million (23.0% of net sales) in the third quarter of fiscal 2004.  For the nine months ended February 26, 2005, selling, service and administrative expenses increased $1.1 million to $42.5 million (22.7% of net sales) compared to $41.4 million (33.0% of net sales) for the nine months ended February 28, 2004.

Other special charges included in this category consist of charges relating to restructuring actions, patent litigation settlement and related legal fees and professional fees related to the 2003 audit committee investigation and securities litigation.  The amounts and timing of these special charges are detailed above for comparative purposes.  Exclusive of these special charges, selling, service and administrative expenses decreased $0.9 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and increased $2.3 million for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

The decrease in selling, service and administrative expenses of $0.9 million, exclusive of the special charges detailed above, for the three months ended February 26, 2005 compared to the same period in the prior year is primarily due to a decrease in professional fees. Additionally, expenses decreased due to a one-week plant shutdown in December 2004 and cost containment initiatives implemented in fiscal 2005.

The increase in selling, service and administrative expenses of $2.3 million, exclusive of the special charges detailed above, for the nine months ended February 26, 2005 compared to the same period in the prior year is primarily due to increased compensation costs resulting from a higher average headcount in fiscal 2005 year-to-date compared to fiscal 2004 year-to-date and an increase in sales commissions, offset by a decrease in professional fees.

Research, Development and Engineering Expenses

	Three months ended		Nine months ended
(in thousands)	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Research, development and engineering	$6,400	$5,429	$20,706	$16,593
Included in totals above:
Restructuring and cost management plans	262	—	262	198
Impact of special charges	$262	$—	$262	$198

Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs.  Expenses associated with research, development and engineering totaled $6.4 million (13.0% of net sales) for the third quarter of fiscal 2005, representing a $1.0 million increase from expenses of $5.4 million (9.2% of net sales) for the third quarter of fiscal 2004.  For the nine months ended February 26, 2005, research, development and engineering expenses increased $4.1 million to $20.7 million (11.0% of net sales) compared to $16.6 million (13.3% of net sales) for the nine months ended February 28, 2004.

Exclusive of special charges for previous restructuring and cost management plans detailed in the table above, research, development and engineering costs increased $0.7 million and $4.0 million, respectively, for the three and nine month periods ended February 26, 2005 compared to the same periods in the prior year.

The $0.7 million increase in research and development costs, exclusive of the special charges detailed above, for the three months ended February 26, 2005 compared to the same period in fiscal 2004 is primarily due to an increase in subcontracted and professional services and materials used in research and development activities.

The $4.0 million increase in research and development costs, exclusive of the special charges detailed above, for the nine months ended February 26, 2005 compared to the same period in fiscal 2004 is primarily due an increase in compensation costs due to a higher average headcount in fiscal 2005 year-to-date compared to fiscal 2004 year-to-date, an increase in legal fees related to patent registration and maintenance, an increase in subcontracted services and materials used in research and development activities and numerous other cost increases related to our continued investment in funding for development projects, new technical capabilities and initiatives.

Restructuring and Cost Management Plans

In December 2004, we initiated a restructuring plan designed to streamline our technology development efforts and enhance our customer-centric focus through several actions, including centralizing our research, development and engineering function, creating a technical marketing solutions group and creating a customer-centric manufacturing organization.  In conjunction with the restructuring, 57 positions were eliminated in our U.S. operations, impacting all employee groups.  The restructuring actions were completed in early January 2005 and we incurred and paid approximately $1.2 million in charges related to the fiscal 2005 restructuring plan during the third quarter, as detailed below.  Ongoing annual savings related to this restructuring are currently estimated to be approximately $6.0 million, of which approximately $4.7 million will impact operating expenses.

We also initiated restructuring and other cost management plans in fiscal 2004 and the two previous fiscal years.  The fiscal 2004 plan consisted of a headcount reduction to reduce expenditures.  The fiscal 2003 actions primarily related to relocating the manufacturing of our electronic component product line from Escondido, California to our headquarters in Portland, Oregon.  The fiscal 2002 actions included a reducing headcount, exiting the mechanical drill business and discontinuing the manufacture of certain other products and vacating related facilities.  All expenses related to the fiscal 2005, fiscal 2004 and fiscal 2003 plans have been paid.  As of February 26, 2005, we had a remaining amount accrued of approximately $0.4 million for future payments, net of estimated sublease rentals, for a property in Ann Arbor, Michigan that is leased and sublet through December 2006 and was vacated as a part of the 2002 restructuring plan.  A detail of expenses by business function for the three months and nine months ended February 26, 2005 and February 28, 2004 is presented below (in thousands):

	Three months ended February 26, 2005
	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Fiscal 2005 restructuring and cost management plan	$299	$683	$262	$1,244
	$299	$683	$262	$1.244

	Nine months ended February 26, 2005
	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Fiscal 2005 restructuring and cost management plan	$299	$683	$262	$1,244
	$299	$683	$262	$1.244

	Three months ended February 28, 2004
	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Fiscal 2004 cost management plan	$—	$61	$—	$61
Fiscal 2003 cost management plan	—	214	—	214
Fiscal 2002 cost management plan	—	33	—	33
	$—	$308	$—	$308

	Nine months ended February 28, 2004
	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Fiscal 2004 cost management plan	$123	$679	$191	$993
Fiscal 2003 cost management plan	5	524	7	536
Fiscal 2002 cost management plan	—	358	—	358
	$128	$1,561	$198	$1,887

Income Taxes

The income tax provision recorded for the third quarter of fiscal 2005 was $0.7 million on pretax income of $2.7 million, an effective rate of 25%.  The fiscal year-to-date provision for income taxes at February 26, 2005 is $6.7 million on pretax income of $27.3 million, an effective annual rate of 25%.  The estimated effective annual tax rate for fiscal 2005 of 25% is lower than our statutory tax rate of 36%, primarily due to incentives for export sales and research credits.

The income tax benefit for the third quarter of fiscal year 2004 was $5.8 million despite recording pre-tax income of $4.2 million for the quarter.  The tax benefit recorded was a result of the dollar amount of permanent income tax deductions and tax credits relative to estimated pre-tax earnings.  The income tax benefit rate for the nine months ended February 28, 2004 was 70%.  This effective rate was higher than the statutory tax rate as a result of the inclusion of certain export tax incentives and increased research and development tax credits as a result of tax returns filed in fiscal 2004.

We currently have an outstanding examination by the Internal Revenue Service for our tax returns for the tax years ending in 1996 through 2003.  Although the examination is substantially complete, the final outcome of the federal tax audit is uncertain.  We believe the ultimate results will not have a materially adverse effect on our results of operations or financial position.

Net Income (Loss)

Net income for the three months ended February 26, 2005 was $2.0 million (4.1% of net sales) or $0.07 per share on a basic and fully diluted basis and for the nine months ended February 26, 2005 was $20.6 million (11.0% of net sales) or $0.73 and $0.72 per share on a basic and fully diluted basis, respectively.  For the three months ended February 28, 2004, we recorded net income of $10.0 million (17.0% of net sales) or $0.36 and $0.34 per share on a basic and fully diluted basis, respectively.  For the nine months ended February 28, 2004, we recorded a net loss of $4.3 million (3.4% of net sales) or $0.15 per share on a basic and fully diluted basis.

Liquidity and Capital Resources

At February 26, 2005, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities of $355.5 million and accounts receivable of $36.8 million.  At February 26, 2005, we had a current ratio of 2.3 and no long-term debt.  The principal value of our convertible subordinated notes is classified as a short-term liability at February 26, 2005 as the notes were redeemed on March 10, 2005.  As a result, working capital decreased to $247.8 million at February 26, 2005 from $369.9 million at May 29, 2004.  We believe that our existing cash, cash equivalents and marketable securities are adequate to fund the redemption of our notes and our operations for at least the next twelve months.

Cash flows from operating activities for the nine months ended February 26, 2005 totaled $18.3 million.  Factors impacting cash flows from operations included increases in inventories, decreases in trade receivables, estimated income tax payments and decreases in payables and current liabilities.

Net inventories increased 13.9% to $66.8 million at the end of the third quarter compared to $58.6 million at May 29, 2004.  The increase is comprised primarily of additions to finished goods due to delayed timing of shipments previously anticipated in the first three quarters of fiscal 2005 and increases in raw materials due to anticipated production requirements in the fourth quarter of fiscal 2005.

Net trade receivables were $36.8 million at February 26, 2005 compared to $51.7 million at May 29, 2004, a decrease of $14.9 million inclusive of an increase of $2.0 million due to non-cash currency translation adjustments resulting from the weakening of the U.S. dollar.  The increase due to currency translation is substantially offset by currency translation adjustments to current liabilities discussed below, with the difference included as a component of other comprehensive income.  The remaining decrease is due to lower revenue levels in the third quarter combined with strong collection activities.

Payables and current liabilities, exclusive of the convertible subordinated notes, were $38.4 million at February 26, 2005 compared to $55.6 million at May 29, 2004, decreasing by $17.2 million, inclusive of an increase of $1.1 million due to non-cash currency translation adjustments resulting from the weakening of the U.S. dollar.  Approximately $7.6 million of the decrease was due to a reduction in purchases in response to a softening of demand for our products.  The remaining decrease in other liabilities is due primarily to the litigation settlement and legal fee payments, reductions in estimated income taxes payable, decreased payroll liabilities and various other reductions in operating accruals.

Cash flows from investing activities totaled $43.4 million for the nine months ended February 26, 2005.  Capital expenditures totaled $3.4 million during this period and were comprised of computer equipment and systems upgrades, and investments in production and test equipment and facilities.  We generated $2.4 million in cash in June of 2004 from the sale of an undeveloped parcel of land in Taiwan classified as an asset held for sale at May 29, 2004.  We also generated $45.2 million in cash and cash equivalents through the liquidation of restricted investments and sales of investments in our portfolio of marketable securities.  These investment transactions were undertaken primarily to fund regularly scheduled semi-annual interest payments on the convertible subordinated notes and the redemption of the notes on March 10, 2005.

Cash flows from financing activities of $5.7 million were comprised of proceeds from the exercise of stock options for the nine months ended February 26, 2005.

At February 26, 2005 we had $143.4 million recorded on our balance sheet related to our 4¼% convertible subordinated notes due December 21, 2006 (the Convertible Notes).  The $1.6 million difference between the $145.0 million face value and the $143.4 million balance at February 26, 2005 relates to underwriting discounts, which originally totaled $4.5 million.  These discounts are being amortized as additional interest expense over the life of the Convertible Notes at a rate of $0.9 million per year, resulting in a corresponding accretion to the recorded amount of the notes.  During the first and third quarters of fiscal 2005, we made semi-annual interest payments of $3.1 million each which were fully funded by the liquidation of restricted securities.

Subsequent to the end of the third quarter, on March 10, 2005, we redeemed the $145.0 million aggregate principal value of the outstanding Convertible Notes.  In accordance with the terms of the Convertible Note indenture, the redemption price was 101.70% of the principal amount of the Convertible Notes, plus accrued and unpaid interest to the redemption date.  In connection with the redemption, we will record expenses of approximately $4.2 million in the fourth quarter of fiscal 2005, consisting of the redemption premium, a non-cash charge for unamortized debt issuance costs of approximately $1.6 million and other related costs.

Additionally, as a result of the Convertible Notes redemption, quarterly interest income is expected to decrease due to the related liquidation of marketable securities.  As a result of that impact combined with the $4.2 million in redemption expenses described above and the partial offset by the reduction in related interest expense, net other expense is expected to increase by approximately $3.2 million in the fourth quarter of fiscal 2005.  Beginning in fiscal year 2006, we expect the impact of the redemption will increase net other income by approximately $1 million per quarter.

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

After experiencing a significant increase in orders in fiscal 2004, we experienced reduced demand beginning in the first quarter of fiscal 2005.  Net sales decreased from $81.8 million in the fourth quarter of fiscal 2004 to $72.6 million, $66.0 million and $49.1 million in the first, second and third quarters of fiscal 2005, respectively.  Net income during those periods decreased from $16.2 million in the fourth quarter of fiscal 2004 to $10.6 million, $7.9 million and $2.0 million in the first, second and third quarters of fiscal 2005, respectively.  We cannot assure you when, or if, demand for our products will increase or that demand will not further decrease.  Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During any downturn, including the current downturn, it will be difficult for us to maintain our sales levels.  As a consequence, to maintain profitability we will need to reduce our operating expenses.  For example, in December 2004 we announced an operational restructuring and reduction in force to reduce our expenses in connection with the current downturn.  Our ability to quickly reduce fixed operating expenses is dependent upon the nature of the actions we take to reduce expense and our subsequent ability to implement those actions and realize expected cost savings.  Additionally, we may be unable to defer capital expenditures and we will need to continue to invest in certain areas such as research and development.  An economic downturn may also cause us to incur charges related to impairment of assets and inventory write-offs and we may also experience delays in payments from our customers, which would have a negative effect on our financial results.

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

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products.  From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents.  Competitors or others have in the past and may in the future assert infringement claims against our customers or us in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others.  If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

International shipments accounted for 83% of net sales for the first nine months of fiscal 2005, with 76% of our net sales to customers in Asia.  We expect that international shipments will continue to represent a significant percentage of net sales in the future.  Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

Our business and operating results are subject to uncertainties arising out of the possibility of regional or global economic disruptions (including those resulting from natural disasters), the economic consequences of military action or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce.  In particular, due to these uncertainties we are subject to:

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

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our 2004 Annual Report on Form 10-K for our fiscal year ended on May 29, 2004.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended February 26, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amendment No. 1 to Employment Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2005 (the “January 31 8-K”).

10.2

Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005 (January 7, 2004 grant). Incorporated by reference to Exhibit 10.2 of the January 31 8-K.

10.3

Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris dated as of January 25, 2005 (July 13, 2004 grant – Incentive Stock Option). Incorporated by reference to Exhibit 10.3 of the January 31 8-K.

10.4

Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris dated as of January 25, 2005 (July 13, 2004 grant – Nonstatutory Stock Option). Incorporated by reference to Exhibit 10.4 of the January 31 8-K.

10.5	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.6 of the January 31 8-K.
10.6	2004 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.8 of the January 31 8-K.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 22, 2005	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By	/s/ J. Michael Dodson
J. Michael Dodson
Senior Vice President of Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller and Chief
Accounting Officer
(Principal Accounting Officer)