Form 10-K
period 2005-05-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2005-07-27
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 28, 2005

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

Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($19.67) as reported by the NASDAQ National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (November 27, 2004) was $559,872,954.

The number of shares outstanding of the Registrant’s Common Stock as of July 25, 2005 was 28,663,534 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2005 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2005 FORM 10-K ANNUAL REPORT
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

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at www.sec.gov where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.esi.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting Investor Relations at (503) 641-4141.

Fiscal Year

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, fiscal 2005 ended on May 28, 2005, fiscal 2004 ended on May 29, 2004 and fiscal 2003 ended on May 31, 2003, and each of those fiscal years contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Business Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing systems to the global electronics market, including advanced laser-based systems that are used to microengineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, passive electronic components and electronic interconnect devices. Our equipment enables these manufacturers to achieve the yield and productivity gains in their manufacturing processes that can be critical to their profitability. The components and devices manufactured by our customers are used in a wide variety of end products in the computer, consumer electronics, communications and automotive industries. ESI was founded in 1944 and is headquartered in Portland, Oregon.

We believe we are the leading supplier of advanced laser microengineering systems that allow electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields of semiconductor devices, passive electronic components and circuitry, flex circuits, high-density interconnect (HDI) circuit boards and advanced semiconductor packaging. Laser microengineering comprises a set of precise fine-tuning processes (laser trimming, link cutting and via drilling) that require application-specific laser systems able to meet semiconductor and microelectronics manufacturers’ exacting performance and productivity requirements. Additionally, we produce high-speed test and termination equipment used in the high-volume production of multi-layer ceramic capacitors (MLCCs) and other passive components, as well as passive component inspection systems.

Electronics Industry Overview

The electronic content of everyday items such as computers, communication devices, consumer products and automobiles continues to increase. For example, markets for consumer-oriented electronic products such as wireless telephones, computers, personal digital assistants (PDAs), digital audio players, digital video recorders, digital cameras and home entertainment devices have developed rapidly as increasingly affordable products have been introduced that are smaller, lighter and more portable. In addition, automobile manufacturers now routinely include electronic ignition and fuel injection, anti-lock brakes, navigation systems and other electronic safety and sensor systems in place of components that in the past were predominantly mechanical or hydraulic.

The increasing demand for electronic products has been accompanied by the need for faster, smaller, more complex, less expensive and higher-quality electronic devices and circuits. To achieve these performance and size improvements, electronic device manufacturers are increasing the circuit densities in these devices and tuning them to precise electrical values. Manufacturers of cellular telephones, for example, must use miniaturized circuits to accommodate the size limitations of their finished products. These circuits must also be tuned to operate within precise frequency specifications, enabling the existing wireless frequency bands to accommodate more users without interchannel interference.

Smaller and lighter requirements also decrease the physical dimensions used in electronic interconnections within the electronic device, its surrounding package and the HDI circuit board on which it is mounted. Higher operating speeds of computers and communications products also require more input and output channels within these packages and between the packages and the HDI circuit board.

The highly competitive consumer markets for electronic products drive the demand for lower-cost devices and components. Electronic devices and components are produced in large unit volumes, and their production and testing is highly automated, utilizing a variety of manufacturing equipment. Manufacturers continually seek to reduce costs by improving the throughput, yield and quality of device and component production. These manufacturers are also developing new materials to improve performance and reduce costs of their devices. This challenges equipment suppliers to innovate new manufacturing process solutions and equipment.

For example, semiconductor device manufacturers are continuing the transition from 200mm and smaller silicon wafers to 300mm wafers, which can accommodate a significantly higher number of electronic devices. In addition, increasing circuit densities enable more devices to be produced on a silicon wafer by reducing the size of each device on the wafer. Together, larger wafers and smaller device designs significantly reduce the cost of semiconductor devices. Increasing circuit densities which result from shrinking line widths and faster operating speeds require the use of materials such as copper to create these miniaturized and higher performance electronic circuits.

To improve production yield, or the number of acceptable devices produced per silicon wafer, device manufacturers are utilizing advanced systems, such as our laser memory repair products, to boost final yields in the manufacture of devices. This includes dynamic random access memory (DRAM), NAND flash memory and non-memory devices, such as logic with embedded memory, digital signal processors and high-end electronic game chips.

As semiconductor manufacturers move toward higher densities and more complex architectures, machine vision has also emerged as a critical technology. By allowing manufacturers to achieve greater precision, increased equipment speed and fewer errors, machine vision is enabling technology in the semiconductor manufacturing process, from wafer production through final assembly and packaging. Moreover, machine-vision technology is proving to be integral to applications such as wafer identification. As the increased functionality of next-generation chips continues to drive up total wafer cost, the need to accurately track and identify wafers will become even more critical to chip manufacturers’ bottom line.

Variations of these advanced technologies and manufacturing processes that are routinely used in semiconductor fabs are increasingly being employed in the production of passive components, HDI circuit boards and advanced semiconductor packages. An example is the use of machine vision in passive component inspection. As device sizes grow ever smaller and critical dimensions of the electrical contacts become more precise, machine vision, incorporated with high-speed handling and real-time software, allows for inspection of MLCCs at over 50,000 parts per hour. The previous technique utilized human inspection at a much slower rate with poorer inspection results.

In the case of HDI circuit boards, consumers’ desire for faster, lighter, ultimately less expensive products with longer battery life drives cell-phone producers and other consumer-product manufacturers to design products in which the discrete circuits are closer together. The same increased density concept used in semiconductor manufacturing is also pursued in printed circuit board production.

Our Solution

We believe our products address the needs of electronics manufacturers by providing them with a high return on their investment due to measurable production benefits, including improved yield, increased throughput, higher performance, smaller component size, greater reliability and enhanced flexibility. We typically design our production systems to be easily upgraded, enabling them to accommodate the next generation of technology and giving customers the flexibility to add capacity or improve product performance at a reasonable incremental cost.

Our core technology strengths include a deep understanding of laser/materials interaction, high-speed motion control systems, small parts handling systems and image processing and optical character recognition. We combine this technology expertise in unique and innovative ways with a thorough understanding of our customers’ processes and objectives to develop new and improved products.

Our customers manufacture semiconductors, passive components and electronic interconnect devices—which, in turn, serve a wide range of electronic applications. The largest end-market applications for electronic devices and circuits that are produced using our systems are:

•       Computers;

•       Telecommunications;

•       Consumer electronics; and

•       Automotive electronics.

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

Develop new high-value businesses.

We plan to leverage expertise in our core technologies, technology integration and customer collaboration to develop innovative solutions that will enable us to grow into attractive new markets through internal or external business development.

Invest in research and development to maintain our technological leadership.

We intend to further develop our technology leadership by maintaining a significant level of investment in research and development. Our key technological capabilities include laser/materials interaction, high-speed motion control systems, small parts handling systems and image processing and optical character recognition. We consider our continuing ability to develop intellectual property to be an important component of our future success.

Increase the value of our products to global customers.

We are focused on improving the yield, throughput and productivity of our customers by utilizing our technology, global infrastructure, customer service and ability to integrate multiple technologies. We work with our market-leading customers to whom we supply equipment, and have created high-level and multi-disciplinary management and employee teams to define and produce the next generation manufacturing systems. This requires confidential interaction between the customer and ESI, sharing technology, product and production roadmaps often looking out over a three- to five-year period. Embracing the industry trend toward true globalization of our business has enabled us to elevate our presence in key world markets, particularly Asia-Pacific.

Our Products

We operate within one segment, high technology manufacturing equipment, which is composed of products grouped according to our three key target markets: semiconductors, passive components and electronic interconnect. Net sales by group, as a percentage of total sales, were as follows:

	2005		2004		2003
Semiconductor	$138,574	59.4%	$125,018	60.3%	$64,236	47.0%
Passive Components	61,001	26.1	50,759	24.5	48,111	35.1
Electronic Interconnect	33,796	14.5	31,465	15.2	24,538	17.9
	$233,371	100.0%	$207,242	100.0%	$136,885	100.0%

Semiconductor Group

Semiconductor Yield-Improvement Systems

Our yield-improvement product line is designed to cost-effectively meet the production challenges faced by semiconductor manufacturers, including shrinking circuit sizes, material changes and increased wafer sizes. As circuit densities in semiconductor memory devices such as DRAM have increased, manufacturers have built redundant cells into their memory designs and connected them with small electrical links on the device surface. During the manufacturing process, wafers with millions of individual memory cells are tested to identify defective cells. Our laser systems are then used to cut links that reprogram the device to disconnect the defective portions and replace them with functional redundant cells.

Our semiconductor link-processing equipment is primarily used in the manufacture of DRAMs, logic integrated circuits (IC), analog ICs and NAND flash memory devices.

Our 92XX and 93XX Series systems address the yield-improvement needs of semiconductor manufacturers that utilize wafers up to 200mm. Our 98XX Series systems are designed specifically for the 300mm wafer market, but can also handle 200mm wafers. The 98XX series can be installed initially to process 200mm wafers as a transition tool and can later be converted to 300mm wafer processing. Our newest model, the 9835, is the world’s first ultraviolet (UV) laser fuse processing tool. The 9835 delivers world-class spot size with greater depth of focus for processing future generations of ICs. Major DRAM manufacturers are currently qualifying the technology on 90nm DRAM designs. These high-performance systems deliver increased manufacturing productivity and minimize capital requirements. By enabling the replacement of defective memory structures with redundant cells, these systems drive post-repair yield improvements.

Machine-Vision Systems

Our machine-vision subsystems are a key module integrated into our systems. Until recently, our machine-vision sub-systems were sold only to third-party equipment manufacturers for incorporation into electronics-manufacturing equipment, performing alignment, identification, part placement, die and wire bonding and other functions.

Today, we are leveraging our technology expertise in machine vision to bring a much-needed product directly to chipmakers, as well as to equipment manufacturers. Our newly-introduced Bullet™ wafer-identification (ID) reader combines the industry’s smallest read head with ESI’s patented telecentric lighting technology, enabling the Bullet to identify any kind of wafer by reading all types of ID marks—from hard scribe marks to super-soft marks used in new and emerging optical character recognition wafer-tracking applications. As the increased functionality of next-generation chips continues to drive up total wafer cost, the need to accurately track and identify each wafer will become even more critical to chip manufacturers’ bottom line.

Thin Film Trimming

Our Model 2100 thin-film-on-silicon (TFOS) trimming system continues to gain market traction. Over the past year, multiple leading analog IC makers qualified the Model 2100 for production. This system uses our patented 1.3-micron wavelength trimming process to deliver, in a small footprint, superior throughput and yield compared to traditional 1.0-micron laser-based TFOS systems.

Passive Components Group

We design and manufacture products that combine high-speed, small parts handling technology with real-time control systems to provide highly automated, cost-effective solutions for manufacturers of MLCCs and other passive components such as capacitor arrays, inductors, resistors and varistors. These components, produced in quantities of hundreds of billions of units per year, process analog, digital and high-frequency signals in nearly all electronic products.

•       Multilayer Ceramic Test Systems:   These products employ high-speed handling and positioning techniques to precisely load, test and sort MLCCs based on their electrical energy storage capacity, or capacitance, and their electrical energy leakage, or dissipation factor.

•       Termination Systems:   These products apply a conductive material to the ends of ceramic capacitors permitting connection of the device in a circuit on a high-density printed wiring board. The latest addition to this line is the Model 753 array termination system, which features ESI’s patented “Soft Grip” diamond belt for greatly improved productivity.

•       Visual Inspection Systems:   These systems perform six-sided automated inspection of MLCCs and arrays for dimensional criteria and defects.

•       Consumable Products:   We also produce consumables, such as carrier plates and termination belts, both of which are used to hold MLCCs in the manufacturing process.

•       Circuit Fine-Tuning Systems:   We design and manufacture application-specific laser systems that adjust the electrical performance of a hybrid circuit, or an electronic assembly containing many circuits, by removing a precise amount of material from one or more circuit components.

Electronic Interconnect Group

Our laser microvia engineering systems are targeted at applications that require the highest accuracy and smallest via dimensions to create electrical connections between layers in high-density circuit boards, flexible circuits and IC packages. Our microvia drilling technology addresses the rapidly changing applications in IC packages, multichip modules and HDI circuit boards. Our UV laser processing systems employ state-of-the-art technology in lasers, optics and motion control. Our products include single-beam and multi-beam systems that produce very high quality vias (holes) with the best-in-class placement accuracy for improved yield of packages and substrates.

•       Our 5300 Series single-head laser drills utilize lasers to drill via holes as small as 25 microns (by comparison, a human hair is approximately 100 microns in diameter) in a wide variety of materials, including epoxy, resins and resin-coated copper.

•       Our ICP5530 employs our high-repetition UV laser to perform high-quality, high-volume drilling of blind microvias in electronic packages. The ICP5530 can produce more than 50,000 high-quality microvias per minute on chip-scale substrates, flip-chip ball-grid arrays and other advanced IC packages.

Customers

Our top ten customers for fiscal 2005, 2004 and 2003 accounted for approximately 51%, 61% and 54%, respectively, of total net sales, with one customer, Samsung, accounting for approximately 13%, 26% and 16% of total net sales in fiscal 2005, 2004 and 2003, respectively. No other customer in fiscal 2005, 2004 or 2003 accounted for more than 10% of total net sales. Samsung purchases products from all three of our product groups.

Geographic sales, based on the location of the end user, were as follows:

	2005		2004		2003
Asia	$180,378	77.3%	$146,436	70.7%	$91,549	66.9%
Americas	35,277	15.1	41,035	19.8	28,207	20.6
Europe	17,716	7.6	19,771	9.5	17,129	12.5
	$233,371	100.0%	$207,242	100.0%	$136,885	100.0%

Sales, Marketing and Service

We sell our products worldwide through direct sales and service offices, a franchised distributor, value added resellers and independent representatives located around the world. ESI has direct sales and service personnel in Oregon, Texas and several other states; Tokyo, Oita and Nagoya, Japan; Seoul, Korea; Kao Hsiung and Hsin Chu, Taiwan; Singapore; Guangzhou and Shanghai, China; Munich, Germany; West Sussex, England; Kirkcaldy, Scotland; and Graz, Austria. We serve selected customers in the United States, South America, Europe, Israel and additional countries through manufacturers’ representatives. Canon Sales is a distributor for our Semiconductor Group in Japan.

We have a substantial base of installed products in use by leading worldwide electronics manufacturers. We emphasize strong working relationships with these customers to meet their needs for additional systems and to facilitate the successful development and sale of new products to these customers.

We generally maintain service personnel wherever we have a significant installed base. We offer a variety of warranty, maintenance and parts replacement programs.

Backlog

Backlog consists of purchase orders for service, spare parts and products that we expect to perform or ship within twelve months. Backlog does not include deferred revenue. Backlog was $43.2 million at

May 28, 2005 compared to $78.5 million at May 29, 2004. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

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

•       Real-time production-line electronic measurement;

•       Real-time operating systems; and

•       Systems integration.

Our research and development expenditures for fiscal years 2005, 2004 and 2003 were $28.0 million (12.0% of net sales), $23.8 million (11.5% of net sales) and $27.8 million (20.3% of net sales), respectively.

Competition

Our markets are dynamic, cyclical and highly competitive. The principal competitive factors in our markets are product performance, ease of use, cost of ownership, reliability, service, technical support, a product improvement path, price, established relationships with customers and product familiarity. We believe that our products compete favorably with respect to these factors. Some of our competitors have greater financial, engineering and manufacturing resources and larger distribution networks than we do. Some of our customers develop, or have the ability to develop, manufacturing equipment similar to our products. Competition in our markets may intensify and our technological advantages may be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.

The principal competitor for our semiconductor group is GSI Group. For the passive component group, our competitors include Tokyo Weld, Kanebo, Humo, All Ring Tech and GSI Group as well as manufacturers that develop systems for internal use. Our electronic interconnect group competes with laser systems provided by Hitachi Via Mechanics, Mitsubishi Electric and Sumitomo. Cognex is our principal competitor in the field of machine vision.

Manufacturing and Supply

Our production facilities are located in Portland and Klamath Falls, Oregon. The manufacturing operations located in Portland consist of electronic subassembly and final system assembly for all products, except for passive component consumable products, which are produced in our facility in Klamath Falls.

We use qualified manufacturers to supply many components and sub-system modules of our products. Our systems use high-performance computers, peripherals, lasers and other components from various suppliers. Some of the components we use are obtained from a single source or a limited group of suppliers. An interruption in the supply of a particular component could require substitutions that would have a temporary adverse impact on us. We believe our relationships with our suppliers are good.

Patents and Other Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 86 United States patents and 144 patents issued outside of the United States. Additionally, as of May 28, 2005, we had 57 patent applications pending in the United States and 183 patent applications pending outside of the United States. Although our patents are important, we believe that the success of our business also depends on the technical competence and innovation of our employees.

We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.

Employees

As of May 28, 2005, we employed 563 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

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

We lease other office and service space in various locations throughout the United States and in six foreign countries.

We do not expect compliance with federal, state and local provisions which have been enacted or adopted related to the discharge of materials into the environment, or otherwise relating to protection of the environment, to have a material effect on our capital expenditures, earnings or competitive position.

Item 3.                          Legal Proceedings

In the ordinary course of business we are involved in various legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended May 28, 2005.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices/Dividends

Our common stock trades on the NASDAQ National Market under the symbol ESIO. The following table shows, for the fiscal quarters indicated, the high and low closing sale prices for the common stock as reported on the NASDAQ National Market.

Fiscal 2005	High	Low
Quarter 1	$29.40	$19.91
Quarter 2	22.51	16.68
Quarter 3	22.60	16.80
Quarter 4	22.83	16.42

Fiscal 2004	High	Low
Quarter 1	$20.29	$13.77
Quarter 2	26.44	19.60
Quarter 3	30.46	21.74
Quarter 4	26.63	19.26

We have not paid any cash dividends on our common stock during the last two fiscal years. We intend to retain any earnings for our business and do not anticipate paying any cash dividends in the foreseeable future. The number of shareholders of record at July 25, 2005 was 698.

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2005.

Disclosures related to securities authorized for issuance under our Equity Compensation Plans are incorporated by reference into Item 12 of this annual report on Form 10-K from our Proxy Statement for our 2005 annual meeting.

Item 6.                          Selected Financial Data

	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$233,371	$207,242	$136,885	$162,885	$471,853
Provision (benefit) for income taxes	6,437	(9,308)	(29,135)	(16,540)	49,997
Net income (loss)(1),(2),(3),(4)	19,837	11,887	(50,086)	(17,777)	99,933
Net income (loss) per share—basic(1),(2),(3),(4)	0.70	0.42	(1.81)	(0.65)	3.71
Net income (loss) per share—diluted(1),(2),(3),(4)	0.69	0.42	(1.81)	(0.65)	3.58
Balance Sheet Data
Cash, cash equivalents and marketable and restricted securities	$218,901	$332,754	$308,252	$302,299	$163,106
Working capital	275,701	369,941	340,162	340,774	264,644
Net property, plant and equipment	32,959	33,531	36,592	58,046	54,946
Total assets	403,557	537,186	502,598	532,687	409,621
Long-term debt	—	142,759	141,891	145,897	—
Shareholders’ equity	357,155	326,813	310,317	355,759	363,049

(1)           Fiscal 2005 includes pretax charges of approximately $4.1 million for the redemption of our 4¼% convertible subordinated notes due 2006 and $2.2 million resulting from the settlement and related legal costs for a patent infringement lawsuit. See Notes 13 and 18.

(2)           Fiscal 2004 includes a pretax charge of $3.8 million for the estimated settlement of the class action and derivative lawsuits. See Note 18.

(3)           Fiscal 2003 includes a pretax charge of $10.1 million related to the write-down of our Klamath Falls passive components consumable manufacturing site and related equipment and a parcel of land in Taiwan. See Note 7.

(4)           Fiscal 2001 includes a pretax gain of $13.9 million in connection with the litigation award from GSI Group (formerly GSI Lumonics), net of $2.5 million of legal fees and expenses directly related to the award, and $1.4 million of interest received.

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

Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of MLCCs and other passive components, as well as original equipment manufacturer (OEM) machine vision products.

Consistent with market cycles, we experienced a strong increase in demand for our products during fiscal 2004. Ending backlog for fiscal 2004 was $78.5 million. In fiscal 2005, however, we experienced decreases in orders as a result of softening markets for our products. Orders decreased 27.1% to $199.2 million in fiscal 2005 from $273.5 million in fiscal 2004. Despite the decrease in orders, fiscal 2005 shipments of $234.5 million increased 13.9% or $28.7 million compared to $205.8 million in fiscal 2004 as we shipped orders included in backlog at the end of the prior year. Ending backlog was $43.2 million at the close of fiscal 2005. Gross margins improved to 47.9% in fiscal 2005 compared to 42.2% in fiscal 2004, primarily due to the volume efficiencies related to the increase in shipments. Increased gross profits, combined with improvements in operating expenses resulting from our cost management plans and other economies of scale, led to improvements in both operating and net income, which were $29.9 million and $19.8 million, respectively, in fiscal 2005. Net income in fiscal 2005 included a one-time charge of approximately $4.1 million for the redemption of our 4¼% convertible subordinated notes due 2006. Operating income for fiscal 2004 was $2.6 million while net income was $11.9 million, which included a tax benefit of $9.3 million. Fiscal 2004 operating and net income also included a $3.8 million charge for the settlement of the class action and derivative lawsuits arising from the restatement of earnings announced in fiscal 2003.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.1	57.8	86.1
Gross margin	47.9	42.2	13.9
Selling, service and administrative	22.1	27.6	46.0
Research, development and engineering	12.0	11.5	20.3
Patent infringement settlement and related legal fees	1.0	—	—
Settlement of class action and derivative lawsuits	—	1.8	—
Long-lived asset impairment	—	—	7.4
Operating income (loss)	12.8	1.3	(59.8)
Total other income (expense), net	(1.5)	(0.1)	1.9
Income (loss) before taxes	11.3	1.2	(57.9)
Income tax provision (benefit)	2.8	(4.5)	(21.3)
Net income (loss)	8.5%	5.7%	(36.6)%

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Sales

Net sales for fiscal 2005 increased $26.1 million or 12.6% to $233.4 million compared to $207.2 million in fiscal 2004.

Net sales by product group are as follows (net sales in thousands):

	2005		2004
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$138,574	59.4%	$125,018	60.3%
Passive Components (PCG)	61,001	26.1	50,759	24.5
Electronic Interconnect (EIG)	33,796	14.5	31,465	15.2
	$233,371	100.0%	$207,242	100.0%

During fiscal 2005, net sales increased across all product groups compared to fiscal 2004. SG sales increased $13.6 million or 10.8% over the prior fiscal year as major DRAM manufacturers continued to grow capacity and complete their transition to newer technology. This trend began in the latter half of fiscal 2004 and continued well into the first half of fiscal 2005. Strong fiscal 2005 SG sales were complimented by an increase of $10.2 million or 20.2% in PCG sales over the prior year. Several key customers placed orders to build capacity late in fiscal 2004 as a response to anticipated demand for end customer electronics products. Accordingly, fiscal 2005 PCG sales benefited significantly from the shipment of ending fiscal 2004 backlog. EIG sales increased $2.3 million or 7.4% compared to the prior fiscal year.

Total net sales decreased sequentially each quarter in fiscal 2005, from $72.6 million in the first quarter to $45.7 million in the fourth quarter as the cycle of increasing demand experienced over fiscal 2004 softened. The primary cause for the decrease was a moderate decline in SG sales and a more significant decline in sequential PCG sales. SG sales volumes decreased in the latter half of fiscal 2005 yet remained at levels significantly above those experienced prior to the DRAM market upturn in fiscal 2004. PCG sales also decreased in the latter half of fiscal 2005 as manufacturers remained cautious about building capacity. Fourth quarter PCG sales of $9.9 million were similar to those experienced prior to the market upturn in the first quarter of fiscal 2004. In the first quarter of fiscal 2006, we estimate net sales to be in the range of $40 to $50 million.

Gross Profit

Gross profit was $111.8 million (47.9% of net sales) for fiscal 2005 compared to $87.5 million (42.2% of net sales) for fiscal 2004. Shipments in fiscal 2005 increased 13.9% compared to fiscal 2004. The primary driver for increased gross margins compared to fiscal 2004 was a volume increase in production, shipments and revenues, which allowed for better factory utilization and improved overhead absorption, which was achieved without an increase in average annual headcount. In addition, gross margin benefited from efficiency improvements in our manufacturing processes. The proportionate sales for our three product groups were fairly consistent in fiscal 2005 as compared with fiscal 2004. As a result, there was no significant impact on gross margins resulting from changes in sales mix. We estimate gross margins will be approximately 40% in the first quarter of fiscal 2006 primarily due to a temporary sales mix shift away from higher margin products and the impact of lower margin sales resulting from an EIG product transition, as compared to the fourth quarter of fiscal 2005.

Operating Expenses

Selling, Service and Administrative Expenses

	2005	2004
	(in thousands)
Selling, service and administration	$51,618	$57,241
Included in totals above:
Legal and professional fees—investigation and securities litigation	795	3,825
Restructuring and cost management plans	642	1,659
Impact of special charges	$1,437	$5,484

Selling, service and administrative expenses were $51.6 million (22.1% of net sales) in fiscal 2005, a decrease of $5.6 million compared to $57.2 million (27.6% of net sales) in fiscal 2004. The primary items included in selling, service and administrative expenses are labor, commissions and other employee-related expenses, travel expenses, professional fees and facilities costs.

Included in selling, service and administrative expenses for fiscal 2005 are charges related to our fiscal 2005 restructuring and cost management plans of $0.6 million, consisting primarily of employee severance and related costs. Fiscal 2004 expenses of $57.2 million included $1.7 million in expenses related to cost management plans. Additionally, selling, service and administrative expenses for fiscal 2005 included $0.8 million in legal and professional fees related to the 2003 audit committee investigation and securities litigation compared to $3.8 million for such fees in fiscal 2004. Exclusive of the impact of these special charges as detailed above, selling, service and administration expenses decreased by $1.6 million, primarily due to reduced legal fees resulting from the settlement of certain patent litigation matters early in the fiscal year.

Research, Development and Engineering Expenses

	2005	2004
	(in thousands)
Research, development and engineering	$28,027	$23,834
Included in totals above:
Restructuring and cost management plans	271	198
Impact of special charges	$271	$198

Expenses associated with research, development and engineering totaled $28.0 million (12.0% of net sales) for fiscal 2005, representing a $4.2 million increase from expenses of $23.8 million (11.5% of net sales) for fiscal 2004. The increase in research and development is primarily attributable to costs related to our increased investment in funding for development projects, new technical capabilities and initiatives, including an increase in compensation costs due to a higher average headcount in fiscal 2005 compared to fiscal 2004, an increase in patent registration and maintenance fees and an increase in subcontracted services and materials used in research and development activities. We will continue to emphasize research and development investments in the coming year in order to drive product innovation and new product offerings.

We estimate total operating expenses for selling, service and administrative and research, development and engineering activities will be approximately $19 million to $20 million in the first quarter of fiscal 2006.

Patent Infringement Settlement and Related Legal Fees

On October 29, 2004, we entered into a settlement and license agreement pertaining to alleged infringement of surface mount placement equipment-related patents. Under the settlement agreement, we were granted a license to the patent in dispute. As a result of the settlement, we recorded a charge to operations of $2.2 million in fiscal 2005, consisting of $1.8 million related to the settlement payment along with approximately $0.4 million in related legal fees.

Restructuring and Cost Management Plans

In response to the economic climate and resulting cyclical fluctuations in demand for our products, we initiated restructuring and other cost management plans in fiscal 2005 and the preceding fiscal years. Cumulative charges related to restructuring and other cost management plans recorded in fiscal years 2005, 2004 and 2003 are as follows (in thousands):

	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Fiscal 2005	$311	$642	$271	$1,224
Fiscal 2004	128	1,659	198	1,985
Fiscal 2003	5,069	6,550	1,216	12,835

Fiscal year 2005 restructuring plan

In the third quarter of fiscal 2005, we initiated a restructuring plan designed to streamline our technology development efforts and enhance our customer-centric focus through several actions, including centralizing our research, development and engineering function, creating a technical marketing solutions group and creating a customer-centric manufacturing organization. In conjunction with the restructuring, 57 positions were eliminated in our U.S. operations, impacting all employee groups. Ongoing annual savings will be offset by increased research and development spending in fiscal 2006. We started fiscal 2005 with 623 employees and ended the year with 563 employees, representing a net decrease of 60 employees during fiscal 2005. The restructuring actions were completed in early January 2005 and we incurred and paid approximately $1.2 million in charges related to the fiscal 2005 restructuring plan during the third quarter of fiscal 2005. These amounts are included in the consolidated statement of operations for fiscal 2005 as follows (in thousands):

	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
For the year ended May 28, 2005:
Severance and other employee-related charges	$311	$642	$271	$1,224
	$311	$642	$271	$1,224

Fiscal year 2004 cost management plan

In the first quarter of fiscal 2004 we initiated a reduction of 67 employees, impacting all employee groups, in order to reduce expenditures. Charges related to the fiscal 2004 plan of approximately $1.0 million were comprised of severance and other employee-related charges. The headcount reductions primarily occurred in the first quarter and were substantially completed by the second quarter of fiscal 2004. As a result, the expense savings realized from those actions were included in the expenditure rate for most of fiscal 2004, but were partially offset by headcount additions in the latter part of the year as we increased our ability to meet increasing product demand. We started fiscal 2004 with 649 employees and ended the year with 623 employees, representing a net decrease of 26 employees during fiscal 2004. Charges related to the fiscal 2004 cost management plan are included in the consolidated statement of operations for fiscal 2004 as follows (in thousands):

	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
For the year ended May 29, 2004:
Severance and other employee-related charges	$123	$713	$191	$1,027
	$123	$713	$191	$1,027

Fiscal year 2003 cost management plan

The fiscal 2003 actions primarily related to relocating the manufacturing of our electronic component product line from Escondido, California to our headquarters in Portland, Oregon. These actions resulted in a reduction of 68 employees and the relocation of 37 employees to our headquarters, which were substantially completed by December 31, 2002. Total charges related to the fiscal 2003 actions were $0.6 million in fiscal 2004 and $12.3 million in fiscal 2003.

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

Additionally, cost reduction actions in fiscal 2002 reduced our work force by a total of 419 employees in June and August 2001, with an additional 97-employee reduction in October 2001. These reductions impacted all employee groups. The actions also included vacating buildings located in California, Massachusetts, Michigan, Minnesota and Texas, as well as exiting the mechanical drill business and discontinuing the manufacturing of certain other products. Anticipated future lease costs, net of estimated sublease income, of $0.4 million are reflected as a component of other accrued liabilities at May 29, 2004. A detail of the expenses by type for the fiscal 2002 cost management plan is presented below (in thousands):

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

Other Income (Expense)

Interest income was $6.5 million in fiscal 2005 compared to $7.8 million in fiscal 2004. The decrease of $1.3 million is primarily due to the liquidation of marketable securities to fund the $145 million redemption of our 4¼% convertible subordinated notes due 2006 (the Convertible Notes) completed in March 2005 and to a lesser extent, a change in portfolio mix. Our investment income in the coming year will depend on our ability to generate and invest cash and obtain favorable returns on our investment assets.

Interest expense was $5.5 million in fiscal 2005 compared to $7.4 million in fiscal 2004. The decrease of $1.9 million is primarily due to the redemption of the Convertible Notes in March 2005. As a result of the redemption of the Convertible Notes, we recorded charges totaling $4.1 million, comprised of a redemption premium of $2.5 million and a non-cash charge of $1.6 million for unamortized debt issuance costs. Interest expense savings as a result of the redemption are expected to be $6.1 million in fiscal 2006 and $3.6 million in fiscal 2007 based on the original maturity date of December 2006 on the $145.0 million principal amount of the Convertible Notes.

Income Taxes

The income tax provision recorded for fiscal year 2005 was $6.4 million on pretax income of $26.3 million, an effective rate of 24.5%. An income tax benefit of $9.3 million was recorded for fiscal 2004 on pretax income of $2.6 million as a result of export tax incentives and research and foreign tax credits.

In October 2003 the Internal Revenue Service (IRS) began an audit of the fiscal tax years ending in 1996 through 2003. During fiscal 2005 we reached an agreement with the IRS on the tax return years under review. The examination required a special report to be submitted by the IRS for congressional approval from the Joint Committee on Taxation. Subsequent to the end of fiscal 2005, we received notice from the IRS that the Joint Committee’s review was completed without exception. As a result, we will receive approximately $7.2 million in tax refunds. Additionally, we are subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits is uncertain, based on currently available information we believe the ultimate resolutions will not have a materially adverse effect on the Company’s financial position or results of operations.

Net Income (Loss)

As a result of the factors discussed above, net income was $19.8 million, or $0.70 per basic share and $0.69 per diluted share, compared to fiscal 2004 net income of $11.9 million, or $0.42 per basic and diluted share.

Fiscal Year 2004 Compared to Fiscal Year 2003

Net Sales

Net sales for fiscal 2004 increased $70.3 million or 51.4% to $207.2 million compared to $136.9 million in fiscal 2003.

Net sales by product group are as follows (net sales in thousands):

	2004		2003
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$125,018	60.3%	$64,236	47.0%
Passive Components (PCG)	50,759	24.5	48,111	35.1
Electronic Interconnect (EIG)	31,465	15.2	24,538	17.9
	$207,242	100.0%	$136,885	100.0%

The increase in net sales was primarily driven by sales increases in SG to major DRAM manufacturers to increase capacity and transition to newer technology. This trend began in the second quarter and continued through the remainder of fiscal 2004. The increase in SG revenues was also driven by new products introduced in the 9800 model line that received rapid acceptance with customers. The significant increase in SG sales was complimented by stronger sales in our other markets; the PCG market saw end user demand improve in the latter half of fiscal 2004 for products that require the use of MLCCs processed by our systems. EIG sales levels increased compared to the prior year driven by sales to manufacturers of flex circuits and IC packages that require the use of UV laser drills to produce highly precise manufacturing results.

Gross Profit

	2004	2003
	(in thousands)
Gross Profit	$87,480	$19,027
Included in totals above:
Restructuring and cost management plans	128	5,069
Impact of special charges	$128	$5,069

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

Operating Expenses

Selling, Service and Administrative Expenses

	2004	2003
	(in thousands)
Selling, service and administration	$57,241	$63,001
Included in totals above:
Legal and professional fees—investigation and securities litigation	3,825	1,935
Restructuring and cost management plans	1,659	6,550
Impact of special charges	$5,484	$8,485

Selling, service and administrative expenses were $57.2 million (27.6% of net sales) in fiscal 2004, a decrease of $5.8 million compared to $63.0 million (46.0% of net sales) in fiscal 2003. The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs.

Included in selling, service and administrative expenses for fiscal 2004 are charges related to cost management plans of $1.7 million, consisting of employee severance, relocation and related costs of $1.1 million and facilities consolidation costs of $0.6 million. Fiscal 2003 expenses of $63.0 million included $6.6 million in expenses related to cost management plans, comprised of $2.7 million in employee severance, relocation and related costs, $2.9 million in facilities consolidation costs and fixed asset write-downs of $0.9 million. Selling, service and administrative expenses also decreased in fiscal 2004 compared to fiscal 2003 as the result of reduced employee expenses related to our cost management plans implemented during fiscal 2003 and 2004.

The decrease in selling, service and administrative expenses was partially offset by legal and professional fees related to the 2003 audit committee investigation and securities litigation which increased to $3.8 million in fiscal 2004 from $1.9 million in fiscal 2003.

Research, Development and Engineering Expenses

	2004	2003
	(in thousands)
Research, development and engineering	$23,834	$27,762
Included in totals above:
Restructuring and cost management plans	198	1,216
Impact of special charges	$198	$1,216

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

Settlement of Class Action and Derivative Lawsuits

In fiscal 2004 we recorded a charge of $3.8 million for the settlement of the class action and derivative lawsuits arising from the restatement of earnings announced in fiscal 2003. The settlement required a payment of $9.3 million, of which approximately $3.8 million was paid by us and approximately $5.5 million was paid by our insurance carrier.

Long-lived Asset Impairment

Operating expenses in fiscal 2004 decreased by $10.1 million from the prior year as a result of the asset impairment charge recorded in fiscal 2003 which included $9.1 million related to the write-down of our Klamath Falls, Oregon components manufacturing site and related equipment, and $1.0 million related to the write-down of land in Taiwan. The market for consumable products manufactured by our Klamath Falls operation experienced a significant reduction in demand in fiscal 2003 as well as significantly increased competition from foreign manufacturers. Accordingly, during the fourth quarter of fiscal 2003, we determined that the book value of these assets exceeded the estimated undiscounted future cash flow. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the

Impairment or Disposal of Long-Lived Assets,” we wrote down the assets to their estimated fair values. Based on our annual review of long-lived assets, no impairment charges were required in fiscal 2004.

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

Interest expense was $7.4 million in fiscal 2004 compared to $7.5 million in fiscal 2003. Annual interest expense related to the Convertible Notes of approximately $7.1 million includes $0.9 million for the accretion of underwriting discounts.

Net other expense of $0.4 million for fiscal 2004 increased $0.9 million when compared with $0.5 million in other net income in fiscal 2003. For fiscal 2004, other net expense of $0.4 million is primarily comprised of bank fees. Net other income of $0.5 million in fiscal 2003 is primarily comprised of $0.6 million of bank charges, offset by a gain of $0.6 million related to legal settlements, a gain on sale of securities of $0.4 million and a $0.2 million gain related to the repurchase of $5.0 million principal amount of the Convertible Notes.

Income Taxes

The income tax benefit recorded for fiscal year 2004 was $9.3 million on pretax income of $2.6 million. The tax benefit in fiscal 2004 resulted primarily from export tax incentives of approximately $4.8 million and $2.6 million in research and foreign tax credits, respectively, for current and prior periods resulting from tax returns filed in the current year. To a lesser extent, the net tax benefit was also impacted by the effect of foreign income taxed at rates lower than U.S. federal statutory income tax rates, and the recording of temporary differences previously not recognized. The income tax benefit recorded for fiscal 2003 of $29.1 million resulted in an effective benefit rate of 36.8%.

Net Income (Loss)

As a result of the factors discussed above, net income was $11.9 million, or $0.42 per basic and diluted share, for fiscal 2004 compared to a net loss of $50.1 million, or $1.81 per basic and diluted share, for fiscal 2003.

Financial Condition and Liquidity

At May 28, 2005, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $218.9 million and accounts receivable of $36.2 million. At May 28, 2005, we had a current ratio of 6.9:1 and no long-term debt. We redeemed our Convertible Notes on March 10, 2005. As a result, working capital decreased to $275.7 million at May 28, 2005 from $369.9 million at May 29, 2004. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Cash flows from operating activities totaled $26.6 million in fiscal 2005. Cash totaling $38.1 million was provided by net income adjusted for non-cash items. Other factors impacting cash flows from operations included increases in inventories and other assets, decreases in trade receivables and decreases in payables and current liabilities.

Net inventories increased 1.5% to $59.5 million at May 28, 2005 compared to $58.6 million at May 29, 2004. The increase is comprised primarily of a $2.7 million addition to raw materials and purchased parts due to increased spare parts inventories maintained at field service locations in order to service our larger base of installed systems. The increase in raw materials was offset by a net decrease of $1.8 million in combined finished goods and work-in-process inventories due to a tightening of production schedules. The change in inventory balances also includes a non-cash transfer of $4.4 million to property, plant and equipment and other non-current assets for capitalized demonstration and research systems.

Net trade receivables were $36.2 million at May 28, 2005 compared to $51.7 million at May 29, 2004, a decrease of $15.5 million. Net trade receivables at May 28, 2005 includes an increase of $1.4 million due to non-cash currency translation adjustments resulting from the weakening of the U.S. dollar. The remaining decrease is due to lower revenue levels in the fourth quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 combined with strong collection activities.

Payables and current liabilities were $33.4 million at May 28, 2005 compared to $55.6 million at May 29, 2004, a decrease of $22.2 million. Approximately $9.3 million of the decrease was due to a reduction in purchases in the latter half of fiscal 2005 in response to a softening of demand for our products. The remaining decrease in other liabilities is due primarily to the payment of accrued amounts for legal settlements and related fees, reductions in estimated income taxes payable, elimination of accrued interest due to the redemption of the Convertible Notes, decreased payroll liabilities and various other reductions in operating accruals.

Cash flows from investing activities totaled $92.3 million for the fiscal 2005. Capital expenditures totaled $4.7 million during this period and were comprised of computer equipment and systems upgrades, and investments in production and test equipment and facilities, including major refurbishment of a research and development clean room and laboratories. We generated $2.4 million in cash in June 2004 from the sale of an undeveloped parcel of land in Taiwan classified as an asset held for sale at May 29, 2004. We also generated a net $95.4 million in cash and cash equivalents through the liquidation, maturity and sale of restricted investments in our portfolio of marketable securities offset by certain reinvestments. These investment transactions were undertaken primarily to fund the redemption of the Convertible Notes on March 10, 2005 and regularly scheduled semi-annual interest payments on the Convertible Notes prior to redemption. We anticipate capital expenditures related to the implementation of a new enterprise resource planning system in fiscal 2006 will total approximately $12 million.

Cash used in financing activities of $137.9 million was comprised of the $145.0 million principal value of Convertible Notes redeemed on March 10, 2005 discussed below and $7.1 million in proceeds from our stock plans during fiscal 2005.

On March 10, 2005, we redeemed the $145.0 million aggregate principal value of our 4¼% Convertible Notes due December 21, 2006. In accordance with the terms of the Convertible Note indenture, the redemption price was 101.70% of the principal amount of the Convertible Notes, plus accrued and unpaid interest to the redemption date. In connection with the redemption, we recorded expenses of approximately $4.1 million in the fourth quarter of fiscal 2005, consisting of the redemption premium, a non-cash charge for unamortized debt issuance costs of approximately $1.6 million and other related costs.

A summary of our contractual commitments and obligations as of May 28, 2005 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments	$27,063	$26,715	$348	$—	$—
Derivative financial instruments, net	9,293	9,293	—	—	—
Operating leases	1,573	902	661	10	—
	$37,929	$36,910	$1,009	$10	$—

Derivative financial instruments represent various forward exchange contracts to hedge foreign currency transactions. Amounts are presented above in U.S. dollars, translated at the exchange rate on May 28, 2005 and are a net presentation of amounts expected to be received and paid upon settlement of these contracts.

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

Our critical accounting policies and estimates include the following:

•       Revenue recognition;

•       Inventory write-downs;

•       Product warranty reserves;

•       Allowance for doubtful accounts;

•       Income tax benefits, expenses, deferred taxes and valuation allowances;

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

Product Warranty Reserves

We evaluate obligations related to product warranties quarterly. A standard one-year warranty is provided on products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Inventory credits resulting from the return of repaired parts to inventory and any cost recoveries from warranties offered by our suppliers for defective components are recorded as a credit to the warranty accrual. Using historical data, we estimate average warranty cost per system or part type and record the provision for such charges as an element of cost of goods sold. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales upon shipment. If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly. Accrued product warranty is included on the balance sheet as a component of accrued liabilities. Our warranty expense in fiscal 2005 totaled $5.1 million.

Allowance for Doubtful Accounts

Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we talk with the customer to determine the cause. If we determine that the customer will be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information then available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We record estimated bad debts quarterly as an increase to selling, service and administrative expenses. At May 28, 2005, our allowance for doubtful accounts totaled $0.8 million and our bad debt expense in fiscal 2005 was $0.2 million.

Deferred Taxes and Tax Reserves

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. Under SFAS No. 109 “Accounting for Income Taxes,” the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Should management’s assumptions and expectations be inaccurate, our results of operations and financial condition could be adversely affected in future periods. At May 28, 2005, our net deferred tax assets totaled $27.9 million, which included a valuation allowance of $3.5 million.

We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We have reserves for taxes to address potential exposures related to tax positions that could be challenged by taxing authorities, even though the Company believes that the positions taken on previously filed tax returns are appropriate. Tax reserves are reviewed as warranted and adjusted as events occur that affect the Company’s potential liability for additional taxes.

Loss Contingencies

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

After experiencing a significant increase in orders in fiscal 2004, we experienced reduced demand beginning in the first quarter of fiscal 2005. Net sales decreased from $81.8 million in the fourth quarter of fiscal 2004 to $72.6 million, $66.0 million, $49.1 million and $45.7 million in the first, second, third and fourth quarters of fiscal 2005, respectively. Net income (loss) during those periods decreased from $16.2 million in the fourth quarter of fiscal 2004 to $10.6 million, $7.9 million, $2.0 million and ($0.8 million) in the first, second third and fourth quarters of fiscal 2005, respectively. We cannot assure you when, or if, demand for our products will increase or that demand will not further decrease. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During any downturn, including the current downturn, it will be difficult for us to maintain our sales levels. As a consequence, to maintain profitability we will need to reduce our operating expenses. For example, in December 2004 we announced an operational restructuring and reduction in force to reduce our expenses in connection with the current downturn. Our ability to quickly reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and our subsequent ability to implement those actions and realize expected cost savings. Additionally, we may be unable to defer capital expenditures and we will need to continue to invest in certain areas such as research and development. An economic downturn may also cause us to incur charges related to impairment of assets and inventory write-offs and we may also experience delays in payments from our customers, which would have a negative effect on our financial results.

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

In addition, we derive a substantial portion of our revenue from the sale of a relatively small number of products. Consequently, shipment and/or customer acceptance delays could significantly impact our recognition of revenue and could be further magnified by announcements from us or our competitors of new products and technologies, which announcements could cause our customers to defer purchases of our systems or purchase products from our competitors. Any of these delays could result in a material adverse change in our results of operations for any particular period.

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

Our top ten customers for fiscal 2005 accounted for approximately 51% of total net sales in fiscal 2005, with one customer, Samsung, accounting for approximately 13%, 26% and 16% of total net sales in fiscal 2005, 2004 and 2003, respectively. No other customer in fiscal 2005, fiscal 2004 or fiscal 2003 accounted for more than 10% of total net sales. In addition, none of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

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

Further, our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. If we fail to adequately protect our intellectual property in these countries, it could be easier for our competitors to sell competing products in foreign countries, which could result in reduced sales.

We may be subject to claims of intellectual property infringement.

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. Competitors or others have in the past and may in the future assert infringement claims against our customers or us with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

Our competitors’ greater resources in the areas described above may enable them to:

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

International shipments accounted for 85% of net sales in fiscal 2005, with 77% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

•       Periodic local or geographic economic downturns and unstable political conditions;

•       Price and currency exchange controls;

•       Fluctuation in the relative values of currencies;

•       Difficulties protecting intellectual property;

•       Local labor disputes;

•       Shipping delays and disruptions;

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Our ability to maintain internal controls may be negatively impacted by our planned implementation of new enterprise management software and systems. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Enterprise resource planning system (ERP) implementation could have a material adverse affect on our business.

We are highly dependent on our systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course. Key to the success of our strategy to drive greater productivity and cost savings is the implementation of a new worldwide ERP system expected in fiscal 2006. If we experience problems with the implementation of this system, the resulting disruption could adversely affect our business, sales, results of operations and financial condition. The transition to our new ERP system involves numerous risks including:

•  difficulties in integrating the system with our current operations,

•  diversion of management’s attention away from normal daily operations of our business,

•  initial dependence on an unfamiliar system while training personnel in its use,

•  increased demand on our support operations; and

•  potential delay in the processing of customer orders for shipment of products.

Further, we may experience difficulties in the transition to the new software that could affect our internal control systems, processes, procedures and related documentation. The ERP implementation will require significant effort in a compressed timeframe, as well as result in our incurring costs to comply with Sarbanes-Oxley Section 404 by documenting all business processes that have been revised as a result of the implementation. This will result in compliance costs that will be in addition to the implementation costs of our new system. There can be no assurances that the evaluation required by Sarbanes-Oxley Section 404 for fiscal 2006 will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting subsequent to the implementation of the new ERP system.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of May 28, 2005, our investment portfolio includes marketable debt securities of $157.6 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder’s equity. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or the results of our operations.

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

The table below summarizes, by major currency, the notional amounts of our forward exchange contracts in U.S. dollars as of May 28, 2005 and May 29, 2004. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

	Bought (Sold)
Foreign Currency	2005	2004
	(in thousands)
Japanese Yen	$(2,331)	$(7,846)
Taiwan Dollar	3,270	(477)
Euro	3,361	3,023
British Pound	—	549
Korean Won	4,993	2,615

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended May 28, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of May 28, 2005 and May 29, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended May 28, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electro Scientific Industries, Inc.’s and subsidiaries internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 26, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
July 26, 2005

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of May 28, 2005 and May 29, 2004
(in thousands)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$61,314	$80,358
Marketable securities	137,753	206,931
Restricted securities	—	6,251
Total cash and securities	199,067	293,540
Trade receivables, net of allowances of $833 and $901	36,163	51,696
Income tax refund receivable	9,227	7,466
Inventories	59,533	58,627
Shipped systems pending acceptance	4,014	4,391
Deferred income taxes	10,930	16,096
Assets held for sale	—	2,391
Prepaid and other current assets	3,169	3,348
Total current assets	322,103	437,555
Long-term marketable securities	19,834	39,214
Property, plant and equipment, net	32,959	33,531
Deferred income taxes, net	16,955	17,630
Other assets	11,706	9,256
Total assets	$403,557	$537,186
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,961	$13,248
Accrued liabilities	29,455	42,381
Deferred revenue	12,986	11,985
Total current liabilities	46,402	67,614
Convertible subordinated notes	—	142,759
Total liabilities	46,402	210,373
Commitments and Contingencies (Notes 12 and 16)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 28,615 and 28,175 issued and outstanding	156,367	147,054
Retained earnings	201,199	181,362
Accumulated other comprehensive loss	(411)	(1,603)
Total shareholders’ equity	357,155	326,813
Total liabilities and shareholders’ equity	$403,557	$537,186

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 28, 2005, May 29, 2004 and May 31, 2003
(in thousands, except per share data)

	2005	2004	2003
Net sales	$233,371	$207,242	$136,885
Cost of sales	121,541	119,762	117,858
Gross profit	111,830	87,480	19,027
Operating expenses:
Selling, service and administration	51,618	57,241	63,001
Research, development and engineering	28,027	23,834	27,762
Patent infringement settlement and related legal fees	2,240	—	—
Settlement of class action and derivative lawsuits	—	3,800	—
Long-lived asset impairment	—	—	10,140
	81,885	84,875	100,903
Operating income (loss)	29,945	2,605	(81,876)
Interest income	6,535	7,772	9,632
Interest expense	(5,471)	(7,389)	(7,457)
Redemption charges—convertible subordinated notes	(4,149)	—	—
Other income (expense), net	(586)	(409)	480
	(3,671)	(26)	2,655
Income (loss) before income taxes	26,274	2,579	(79,221)
Provision for (benefit from) income taxes	6,437	(9,308)	(29,135)
Net income (loss)	$19,837	$11,887	$(50,086)
Net income (loss) per share—basic	$0.70	$0.42	$(1.81)
Net income (loss) per share—diluted	$0.69	$0.42	$(1.81)
Weighted average number of shares—basic	28,434	27,983	27,745
Weighted average number of shares—diluted	28,572	28,233	27,745

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended May 28, 2005, May 29, 2004 and May 31, 2003
(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at June 1, 2002	27,619	$ 136,370	$ 219,561	$ (172)	$ 355,759
Stock Plans:
Employee stock plans	224	3,602	—	—	3,602
Tax benefit of stock options exercised	—	259	—	—	259
Comprehensive income (loss):
Net loss	—	—	(50,086)	—	(50,086)
Net unrealized gain on securities, net of tax	—	—	—	558	558
Net unrealized gain on derivative instruments, net of tax	—	—	—	17	17
Cumulative translation adjustment, net of tax	—	—	—	208	208
Annual comprehensive loss					(49,303)
Balance at May 31, 2003	27,843	140,231	169,475	611	310,317
Stock Plans:
Employee stock plans	332	5,964	—	—	5,964
Tax benefit of stock options exercised	—	859	—	—	859
Comprehensive income (loss):
Net income	—	—	11,887	—	11,887
Net unrealized loss on securities, net of tax	—	—	—	(2,256)	(2,256)
Net unrealized loss on derivative instruments, net of tax	—	—	—	(37)	(37)
Cumulative translation adjustment, net of tax	—	—	—	79	79
Annual comprehensive income					9,673
Balance at May 29, 2004	28,175	147,054	181,362	(1,603)	326,813
Stock Plans:
Employee stock plans	440	9,141	—	—	9,141
Tax benefit of stock options exercised	—	172	—	—	172
Comprehensive income:
Net income	—	—	19,837	—	19,837
Net unrealized gain on securities, net of tax	—	—	—	615	615
Net unrealized gain on derivative instruments, net of tax	—	—	—	23	23
Cumulative translation adjustment, net of tax	—	—	—	554	554
Annual comprehensive income					21,029
Balance at May 28, 2005	28,615	$ 156,367	$ 201,199	$ (411)	$ 357,155

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 28, 2005, May 29, 2004 and May 31, 2003
(in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,837	$11,887	$(50,086)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	8,286	9,224	10,352
Stock based compensation	1,691	784	456
Write-off of unamortized debt issuance costs	1,590	—	—
Loss on disposal of property and equipment	430	—	1,069
Provision for doubtful accounts	211	95	1,173
Tax benefit of stock options exercised	172	859	259
Deferred income taxes	5,841	(13,774)	(11,679)
Impairment of long-lived assets	—	—	10,140
Changes in operating accounts:
(Increase) decrease in trade receivables	16,895	(14,020)	20,858
(Increase) decrease in inventories	(5,279)	(15,128)	24,601
(Increase) decrease in shipped systems pending acceptance	377	2,667	(5,051)
(Increase) decrease in income tax refund receivable	(1,761)	20,329	(6,978)
Decrease in prepaid and other current assets	284	70	1,617
Increase (decrease) in deferred revenue	1,001	(1,237)	7,914
Increase (decrease) in accounts payable and accrued liabilities	(23,025)	17,862	7,852
Net cash provided by operating activities	26,550	19,618	12,497
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,710)	(4,859)	(9,270)
Proceeds from sales of property, plant and equipment	95	23	1,183
Proceeds from the sale of assets held for sale	2,361	6,562	—
Maturity of restricted investments	6,251	6,189	5,960
Purchase of securities	(428,265)	(262,362)	(254,134)
Proceeds from sales of securities and maturing securities	517,438	278,756	242,157
(Increase) decrease in other assets	(848)	234	2,516
Net cash provided by (used in) investing activities	92,322	24,543	(11,588)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible subordinated notes	(145,000)	—	(4,676)
Proceeds from exercise of stock options and stock plans	7,084	5,180	3,146
Net cash provided by (used in) financing activities	(137,916)	5,180	(1,530)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,044)	49,341	(621)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,358	31,017	31,638
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,314	$80,358	$31,017
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(7,516)	$(6,546)	$(6,419)
Cash (paid for) received from income taxes, net	(3,296)	19,157	15,024

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

•       laser micro-via drilling systems used to process high-density interconnect (HDI) circuit boards; flexible circuits, and electronic packages; and

•       machine vision systems.

The Company serves the global electronics market from its headquarters in Portland, Oregon and through subsidiaries located in the United States, Europe and Asia.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, fiscal 2005 ended on May 28, 2005, fiscal 2004 ended on May 29, 2004 and fiscal 2003 ended on May 31, 2003 and each of those fiscal years contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2004 and 2003 to conform to the 2005 presentation.

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

The Company sells a significant portion of its products to a small number of large electronics manufacturers. In fiscal 2005, ten customers accounted for approximately 51% of total net sales. One customer accounted for approximately 13%, 26% and 16% of total net sales in fiscal 2005, 2004 and 2003, respectively. No other customer accounted for more than 10% of total net sales in fiscal 2005, 2004 or 2003. The Company’s operating results could be adversely affected if the financial condition and operations of these key customers decline.

The Company’s operations involve a number of other risks and uncertainties including but not limited to those relating to the cyclicality of the electronics market, the availability of materials provided by suppliers, the effect of general economic conditions, rapid changes in technology and international operations.

Cash Equivalents and Marketable Securities

All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. Short-term marketable securities have maturities of less than one year or are subject to immediate pre-payment or call provisions. Marketable securities consist primarily of marketable debt securities and are classified as “Available for Sale” and recorded at fair market value. Unrealized gains and losses on marketable securities are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. See Note 3.

Restricted Securities

Restricted securities were a required pre-funding of the first six semi-annual interest payments on the Company’s 4¼% convertible subordinated notes due 2006. These securities were classified as “Held to Maturity” and recorded at amortized cost. See Note 4. There were no restricted securities as of May 28, 2005.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits. On certain foreign sales, letters of credit are required. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. See Note 5.

Shipped Systems Pending Acceptance

Shipped systems pending acceptance relate to systems that have been ordered and shipped to the customer, but have been deferred in accordance with the Company’s revenue recognition policy. Shipped systems pending acceptance are recognized as cost of sales once all criteria for revenue recognition have been met and revenue is recorded. Shipped systems pending acceptance are valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Costs utilized in the valuation of shipped systems pending acceptance include material, labor and manufacturing overhead and exclude costs of installation.

Assets Held for Sale

Property and equipment to be disposed of by sale are measured at the lower of book value or fair value less cost to sell in accordance with Statement of Financial Accounting Standard (SFAS) No. 144. See Note 6. There are no assets held for sale at May 28, 2005.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included as a component of operating expenses. See Note 7.

Long-lived Asset Impairment

Long-lived assets, principally property, equipment and identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. See Note 7.

Other Assets

Other assets include goodwill, patents, consignment and demonstration (demo) equipment and long-term deposits.

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill was tested for impairment in the fourth quarter of fiscal 2005 utilizing a fair value comparison method that considered the Company’s market capitalization and it was determined that there was no impairment as of May 28, 2005.

The Company accounts for intangible assets with estimable useful lives in accordance with SFAS No. 142. Intangible assets, which consist primarily of patents, are amortized over their estimated useful lives of 17 years.

Consigned, demo and training equipment are recorded at the lower of standard costs or estimated market values, until the assets are sold. These assets are also reviewed quarterly for impairment.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. Marketable securities are classified as available-for-sale and recorded at fair market value based on quoted market prices for those or similar investments.

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS No. 133, the Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. See Note 15 for further detail on cash flow and remeasurement hedge contracts as of May 28, 2005 and May 29, 2004.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon delivery, provided that fulfillment of acceptance criteria can be demonstrated prior to shipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, the fair value of any undelivered elements is deferred until the elements are delivered and acceptance criteria are met. Fair value is estimated based upon the list price of such elements. Installation services are not essential to the functionality of the delivered equipment. Beginning in fiscal 2004, and in accordance with SAB 104, installation revenue is deferred until installation is complete. Prior to fiscal 2004, and in accordance with SAB 101, “Revenue Recognition in Financial Statements,” the costs of installation service were accrued at the time the revenue was recorded. Neither the costs of installation accrued nor the fair value of installation service revenue deferred has been significant.

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

Product Warranty

The Company evaluates obligations related to product warranties quarterly. A standard one-year warranty is provided on products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Inventory credits resulting from the return of repaired parts to inventory and any cost recoveries from warranties offered by the Company’s suppliers for defective components are recorded as a credit to the warranty accrual. Using historical data, the Company estimates average warranty cost per system or part type and records the provision for such charges as an element of cost of goods sold upon shipment. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales. If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly. Accrued product warranty is included on the balance sheet as a component of accrued liabilities. See Note 12.

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

The Company provides for income taxes on its foreign subsidiaries’ results based on their effective income tax rates in each respective jurisdiction. There is no additional US income tax expense recorded for unremitted foreign earnings, as the Company expects any additional US tax resulting from the repatriation would be substantially offset by associated foreign tax credits.

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

Net Income (Loss) per Share

Basic earnings (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Basic EPS is computed utilizing the weighted average number of shares outstanding during the period. Diluted EPS also considers common stock equivalents, such as stock options and convertible debt, to the extent that they are not antidilutive. See Note 17.

Stock Based Compensation Plans

The Company has elected to use the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25,” as currently permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, subsequently amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to account for stock options issued to its employees under its stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of time-based restricted stock and restricted stock units is calculated based on the fair market value on the date of grant and is included in operating results over the related vesting period using the straight line method. Compensation expense resulting from the issuance of performance-based restricted stock units is recorded when performance is probable and can be estimated. The estimated expense is recorded over the service period based upon current fair market values at the end of each period until such time as the number of units an employee is entitled to receive is fixed or determinable or the restricted stock unit award has expired without performance. Previously recorded expense is reversed for restricted stock grants which do not vest. The calculated total compensation expense is included in operating results over the vesting period of the underlying shares using the straight-line method. No compensation cost has been recognized for employee share purchase plan (ESPP) shares which are issued at fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date. The Company makes pro forma fair value disclosures as required by SFAS No. 123 and SFAS No. 148. See Note 20.

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

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R). The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and rescinds the ability of companies to elect the intrinsic value method prescribed under Opinion 25. The cost of share-based payments will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to implement SFAS 123R for the fiscal year beginning June 4, 2006. The Company intends to adopt the statement using modified prospective application, under which the statement applies to new awards and awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of existing awards will be recognized over the vesting period occurring after the date of adoption. The Company has not completed its analysis of the impact of the adoption of FAS 123R on its financial position or results of operations.

In November 2004, the FASB issued Statement No. 151, ”Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS 151). This new standard is the result of an effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during our fiscal year beginning June 4, 2006. Companies must apply the standard prospectively. The Company currently applies the principles of SFAS 151 when accounting for inventory costs and has thereby adopted the new standard prior to the effective date. As a result, SFAS 151 will not have a material effect on the Company’s financial position or results of operations in future periods.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29” (SFAS 153). Statement 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (Opinion 29). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial position or results of operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Accordingly, the Company will continue to analyze and assess its options under this provision.

NOTE 3.   MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities, other than restricted securities as described below, are classified as available-for-sale and, accordingly, they are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within shareholders’ equity. All marketable debt securities are invested in high credit quality securities.

Proceeds from the sales and maturities of available-for-sale securities were $517.4 million, $278.8 million and $242.2 million during fiscal 2005, 2004 and 2003, respectively. Net realized gains (losses) on those sales during fiscal 2005 and 2003 were ($0.2 million) and $0.4 million, respectively. There were no material net realized gains or losses on sales in fiscal 2004. For purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Net unrealized holding gains (losses) on available-for-sale securities in the tax-effected amounts of $0.6 million, ($2.3 million) and $0.6 million for fiscal 2005, 2004 and 2003, respectively, have been included in accumulated other comprehensive income.

During fiscal 2005, the Company generated cash from sales of available for sale securities totaling $188.2 million. These sales transactions were entered into primarily to fund the redemption of the convertible subordinated notes.

Certain information regarding marketable securities at May 28, 2005 and May 29, 2004 (in thousands) is as follows:

	2005	2004
Fair market value of debt securities:
State and local government	$2,032	$—
Federal government	139,435	189,774
Mortgage-backed	—	2,230
Corporate	16,120	54,141
Total	$157,587	$246,145
Net unrealized loss	$(184)	$(1,009)
Maturity information:
Less than one year	$137,753	$206,931
One to three years	19,834	36,669
Greater than three years	—	2,545
Total	$157,587	$246,145

NOTE 4.   RESTRICTED SECURITIES

Restricted securities were a required pre-funding of the first six semi-annual interest payments on the Company’s 4 1/4% convertible subordinated notes due 2006. Restricted securities were accounted for in accordance with SFAS No. 115. Restricted securities were classified as held-to-maturity and, accordingly, were recorded on the consolidated balance sheets at amortized cost. There were no restricted securities as of May 28, 2005. Certain information regarding restricted securities at May 29, 2004 is as follows (in thousands):

2004
Fair market value	$6,357
Unrealized gain	$106
Amortized cost of debt securities:
Federal government	$6,251
Total	$6,251
Maturity information:
Less than one year	$6,251
One to three years	—
Total	$6,251

NOTE 5.   INVENTORIES

The components of inventories at May 28, 2005 and May 29, 2004 are as follows (in thousands):

	2005	2004
Raw materials and purchased parts	$37,367	$34,710
Work-in-process	4,471	11,219
Finished goods	17,695	12,698
	$59,533	$58,627

NOTE 6.   ASSETS HELD FOR SALE

There were no assets held for sale as of May 28, 2005. Assets held for sale of $2.4 million as of May 29, 2004 consisted of an undeveloped parcel of land in Taiwan. The Company sold this parcel of land in June 2004 and received net cash proceeds substantially equal to the carrying value.

NOTE 7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of May 28, 2005 and May 29, 2004 (in thousands):

	Estimated Useful Lives	2005	2004
Land	n/a	$3,024	$2,974
Buildings and improvements	3 to 40 years	30,946	29,833
Machinery and equipment	3 to 10 years	44,587	41,368
		78,557	74,175
Less accumulated depreciation		(45,598)	(40,644)
		$32,959	$33,531

Depreciation expense totaled $7.2 million, $7.9 million and $9.4 million in fiscal 2005, 2004 and 2003, respectively.

In fiscal 2003, the Company determined that the Klamath Falls facility and related equipment and a parcel of land in Taiwan had been impaired. The market conditions for the consumable products manufactured by the Klamath Falls operation experienced a significant reduction in demand in fiscal 2003 as well as significantly increased competition from foreign manufacturers. A charge was recorded to reduce the assets to their estimated fair values based on the discounted future cash flows in the fourth quarter of fiscal 2003 as follows (in thousands):

Klamath Falls, Oregon facility	$5,704
Equipment at Klamath Falls, Oregon facility	3,436
Land in Taiwan	1,000
$10,140

NOTE 8.   OTHER ASSETS

Other assets consisted of the following as of May 28, 2005 and May 29, 2004 (in thousands):

	2005	2004
Goodwill	$1,442	$1,442
Patents, net	310	154
Consignment and demo equipment	8,941	6,743
Other	1,013	917
	$11,706	$9,256

Amortization expense totaled $0.4 million in both fiscal 2005 and 2004. There was no material amortization expense in fiscal 2003.

NOTE 9.   INCOME TAXES

The Company accounts for income taxes under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

Net deferred tax assets at May 28, 2005 and May 29, 2004 consisted of the following (in thousands):

	2005	2004
Deferred tax assets:
Receivable and inventory valuation	$4,489	$5,728
Payroll-related accruals	667	1,632
Product warranty costs	1,305	1,794
Deferred revenue	2,898	2,212
Property, plant and equipment	1,183	2,039
Other comprehensive losses	230	947
Other accrued liabilities	1,983	3,780
Tax loss and credit carryforwards	19,442	18,109
Total deferred tax assets	32,197	36,241
Deferred tax liabilities	(794)	—
Valuation allowance	(3,518)	(2,515)
Net deferred tax asset	$27,885	$33,726

The net increase (decrease) in the valuation allowance was $1.0 million, ($0.3 million) and $0.1 million during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

As of May 28, 2005 the Company had approximately $19.4 million in tax assets resulting from federal, state and foreign net operating losses and tax credits. A detailed breakdown of the carryforward net operating losses (tax-effected) and tax credits at May 28, 2005 and May 29, 2004 are as follows (in thousands):

	2005	2004
Federal net operating losses	$7,883	$9,266
State net operating losses	2,740	3,102
Foreign net operating losses and credits	2,095	1,042
Federal and state research credits	5,556	3,285
Federal minimum tax credit	1,168	1,414
	$19,442	$18,109

Approximately $4.6 million of the federal operating losses were acquired as part of prior acquisitions and expire on various dates through 2012. The remaining $3.2 million of federal operating losses and all state operating losses expire on various dates through 2024. Foreign net operating losses are available indefinitely, while the foreign tax credits expire on various dates through 2016. Federal and state research credits expire on various dates through 2025, and the minimum tax credit is available indefinitely.

These tax losses and credits are subject to certain limitations caused by the change in ownership. Accordingly, their utilization in future periods may be restricted. As such some of these losses may not be realizable and valuation allowances of $3.5 million and $2.5 million have been recorded as of May 28, 2005 and May 29, 2004, respectively.

The components of income (loss) before income taxes and the provision for (benefit from) income taxes are as follows, all from continuing operations (in thousands):

	2005	2004	2003
Income (loss) before income taxes:
Domestic	$22,141	$(2,135)	$(81,890)
Foreign	4,133	4,714	2,669
Total income (loss) before income taxes	$26,274	$2,579	$(79,221)
Provision for (benefit from) income taxes:
Current:
U.S. federal and state	$(941)	$804	$(17,369)
Foreign	1,985	1,453	58
	1,044	2,257	(17,311)
Deferred	5,221	(12,424)	(12,083)
Tax benefit of stock options	172	859	259
Total provision for (benefit from) income taxes	$6,437	$(9,308)	$(29,135)

The tax benefit related to stock option exercises has been recorded as an increase to common stock rather than a reduction to the provision for income taxes.

A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate is as follows:

	2005	2004	2003
U.S. federal statutory income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	1.4	2.9	(2.9)
Tax credits	(6.7)	(103.4)	(1.3)
Export tax incentives	(13.4)	(185.1)	(1.6)
Non-U.S. income taxed at different rates	4.4	(47.4)	(1.2)
Temporary differences previously not recognized	—	(73.7)	—
Other, net	3.8	10.8	5.2
	24.5%	(360.9)%	(36.8)%

In October 2003 the Internal Revenue Service (IRS) began an audit of the Company’s tax years ending in 1996 through 2003. During fiscal 2005 the Company and the IRS reached agreement on the tax return years under review. The examination process requires a special report to be submitted by the IRS for congressional approval from the Joint Committee on Taxation. Subsequent to the end of fiscal 2005, the Company received notice from the IRS that the Joint Committee’s review was completed without exception. As a result, the Company will receive approximately $7.2 million in tax refunds relating to those years. Additionally, the Company is subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information management believes the ultimate resolutions will not have a materially adverse effect on the Company’s financial position or results of operations.

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company has reserves for taxes to address potential exposures related to tax positions that could be challenged by taxing authorities, even though the Company believes that the positions taken on previously filed tax returns are appropriate. Tax reserves are reviewed as warranted and adjusted as events occur that affect the Company’s potential liability for additional taxes.

NOTE 10.   ACCRUED LIABILITIES

Accrued liabilities consist of the following at May 28, 2005 and May 29, 2004 (in thousands):

	2005	2004
Payroll-related	$8,275	$10,781
Product warranty	3,625	4,720
Interest payable	—	2,805
Accrual for loss on purchase commitments	343	536
Legal settlement accrual	—	3,800
Income taxes payable	11,623	12,212
Other	5,589	7,527
	$29,455	$42,381

See Note 12 for discussion of the accrual for product warranty. As of May 28, 2005 the Company had no accrued interest due to the redemption of its convertible subordinated notes on March 10, 2005.

NOTE 11.   DEFERRED REVENUE

The following is a reconciliation of the changes in deferred revenue for fiscal years 2005 and 2004 (in thousands):

	2005	2004
Beginning of fiscal year	$11,985	$13,222
Revenue deferred	43,428	62,060
Revenue recognized	(42,427)	(63,297)
End of fiscal year	$12,986	$11,985

NOTE 12.   PRODUCT WARRANTY

The following is a reconciliation of the changes in the aggregate product warranty accrual for fiscal years 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Beginning of fiscal year	$4,720	$3,501	$2,183
Warranty charges incurred	(10,837)	(10,611)	(11,357)
Inventory credits	4,639	6,308	3,281
Provision for warranty charges	5,103	5,522	9,394
End of fiscal year	$3,625	$4,720	$3,501

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

NOTE 13.   CONVERTIBLE SUBORDINATED NOTES

In December 2001 and January 2002, the Company sold $150 million aggregate principal amount of 4 1/4% convertible subordinated notes (the Convertible Notes) due in December 2006 in a private offering. The Company received proceeds, net of the initial purchaser’s discount, from these sales of approximately $145.5 million. As discussed below, the Company repurchased or redeemed the aggregate principal amount prior to May 28, 2005.

Interest of $3.1 million was due semi-annually on each June 21 and December 21. Interest expense in the accompanying consolidated statements of operations also included accretion of underwriting discounts and debt issuance costs of $0.7 million in fiscal 2005 and $0.9 million per year in fiscal 2004 and 2003, Principal was originally due at maturity on December 21, 2006. In accordance with the terms of the Convertible Note indenture, the Company was required to place $18.2 million in trust (see Notes 1 and 4). This restricted investment was invested in treasury bills and was sufficient to satisfy the first six interest payments due through December 2004 under the terms of the indenture. The Convertible Notes were convertible into shares of common stock at a conversion price of $38.00 per share, subject to adjustment in certain circumstances.

In the third quarter of fiscal 2003, the Company repurchased, in the open market, $5.0 million principal amount of the Convertible Notes. The Company recorded a gain of $0.2 million related to this repurchase, which is reflected as other income on the consolidated statements of operations. In the fourth quarter of fiscal 2005, the Company redeemed the remaining $145.0 million aggregate principal amount of the Convertible Notes. In accordance with the terms of the Convertible Note indenture, the redemption price was 101.70% of the principal amount of the Convertible Notes, plus accrued and unpaid interest to the redemption date. In connection with the redemption, the Company recorded expenses of approximately $4.1 million in the fourth quarter of fiscal 2005, consisting of the redemption premium, a non-cash charge for unamortized debt issuance costs of approximately $1.6 million and other related costs.

NOTE 14.   EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company were $0.9 million, $0.8 million and $1.1 million for fiscal 2005, 2004 and 2003, respectively.

NOTE 15.   DERIVATIVE FINANCIAL INSTRUMENTS

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. It does, however, use derivatives to manage well-defined foreign currency risks. The Company enters into forward exchange contracts to hedge forecasted Japanese sales commitments and the value of accounts receivable primarily denominated in Japanese yen and other material non-functional monetary asset and liability balances. Foreign exchange contracts have gains and losses that are recognized at the end of each fiscal period. Such gains and losses have been immaterial to the results of operations and are typically offset by the corresponding changes to the related underlying transactions. Cash flows from derivative financial instruments are classified in the same category as the cash flows from the items being hedged.

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

In addition to “cash flow hedges”, the Company uses “remeasurement hedges” to hedge non-functional monetary assets and liabilities held outside the U.S. These non-functional monetary balances are reviewed monthly and, if material, are hedged using the local functional currency value at the current month balance sheet rate. Forward contracts are one month in duration and at the settlement of the contract, any resulting gains or losses are reflected in other income and expense.

At May 28, 2005 and May 29, 2004 the Company had net forward exchange contracts totaling $9.3 million and ($2.1 million), respectively. In general, these contracts mature in less than one year and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal. The use of derivatives has not had, and is not expected to have, a significant effect on financial position or the results of operations.

The table below summarizes, by major currency, the notional amounts of forward exchange contracts in U.S. dollars as of May 28, 2005 and May 29, 2004. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate as of May 28, 2005 and May 29, 2004.

	Bought (Sold)
Foreign Currency	2005	2004
	(in thousands)
Japanese Yen	$(2,331)	$(7,846)
Taiwan Dollar	3,270	(477)
Euro	3,361	3,023
British Pound	—	549
Korean Won	4,993	2,615

NOTE 16.   COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, automobiles and office space under operating leases, which are non-cancelable and expire on various dates through 2009. The aggregate minimum commitment for rentals under operating leases beyond May 28, 2005 is as follows (in thousands):

Fiscal
2006	$902
2007	462
2008	164
2009	35
2010	10
Thereafter	—
Total minimum lease payments	$1,573

Rental expense for all operating leases was $0.9 million, $1.2 million and $1.4 million in fiscal 2005, 2004 and 2003, respectively. In addition to the operating lease commitments detailed above, the Company had firm purchase order commitments, which are primarily for inventories, totaling $27.1 million at May 28, 2005.

In the normal course of business the Company indemnifies customers with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from other third party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such other third parties.

NOTE 17.   EARNINGS PER SHARE

Following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for fiscal 2005 and fiscal 2004 (in thousands, except per share amounts):

	2005	2004
Weighted average shares outstanding—basic	28,434	27,983
Effect of dilutive stock options	138	250
Weighted average shares outstanding—diluted	28,572	28,233

Basic and diluted EPS are the same for fiscal 2003 since we were in a loss position in that period.

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	2005	2004	2003
Employee stock options	3,306	3,231	4,287
4 1/4% convertible subordinated notes	—	3,816	3,816
	3,306	7,047	8,103

NOTE 18.   LEGAL MATTERS

As a result of the March 2003 announcement that the Company was reviewing certain accounting matters and would be restating some of its financial statements, between March 26, 2003 and May 20, 2003, three purported class action lawsuits were filed in the United States District Court for the District of Oregon against the Company and David F. Bolender (former director, CEO and Chairman of the Board), James T. Dooley (former President and CEO), and Joseph L. Reinhart (former Acting CFO). The complaints were filed on behalf of a purported class of persons who purchased the Company’s common stock between September 17, 2002 and at the latest April 15, 2003, and alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the Act) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Act. The complaints were consolidated under the name In re Electro Scientific Industries, Inc. Securities Litigation, Case No. CV 03-404-HA. Lead plaintiffs and lead counsel for plaintiffs were appointed. The plaintiffs’ consolidated class action complaint (the Consolidated Complaint) was filed on October 10, 2003, which shortened the purported class to purchasers between September 17, 2002 and March 20, 2003, and added Donald R. VanLuvanee (ESI’s President and CEO from 1992 until April 2002), John R. Kurdock (ESI’s former VP Operations), and James Lorenz (ESI’s former Corporate Controller) as additional defendants. The Consolidated Complaint alleged that defendants made false and misleading statements during the purported class period about the Company’s financial condition and performance, business prospects, and operations, artificially inflating its stock price and leading to the restatement first announced on March 20, 2003. In March 2003, the Audit Committee commenced an investigation into certain accounting matters. As a result of the investigation, which was completed on July 11, 2003, the Company restated its financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002.

On March 31, 2003 and April 28, 2003, two separate purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County. The complaints were consolidated under the name In re Electro Scientific Industries, Inc. Derivative Litigation, Lead Case No. C 031067 CV. A consolidated complaint (Complaint) was filed on September 24, 2003, and named as defendants James Dooley (former President and CEO), David Bolender (former director, CEO and Chairman), Joseph Reinhart (former Acting CFO), Barry Harmon (director and former President and CEO), and current or former directors W. Arthur Porter, Gerald Taylor, Larry Hansen, Vernon Ryles, Keith Thomson and Jon Tompkins. The Company was named as a “nominal defendant.” The Complaint, which purported to be brought on behalf of the Company, alleged that all defendants breached fiduciary duties owed to the Company, abused their alleged control over the Company, wasted corporate assets, were liable for gross mismanagement, and were unjustly enriched by their conduct. The Complaint sought an unspecified amount of monetary damages and sought various equitable remedies, including a constructive trust on the proceeds received by the defendants from trading the Company’s common stock, and attorneys’ fees and costs. As filed, the Complaint was derivative in nature and did not seek monetary damages from the Company or the imposition of equitable remedies on the Company. A special litigation committee of the board of directors, with the assistance of independent legal counsel, was appointed to conduct an investigation relating to the allegations asserted in the Complaint.

On April 22, 2004, the Company announced an agreement in principle to settle both the class action and derivative actions. The settlement called for the payment of $9.3 million of which approximately $3.8 million was expensed in fiscal 2004 and paid by the Company during fiscal 2005 and approximately $5.5 million was paid by its insurance carrier.

On September 23, 2004, the Securities and Exchange Commission announced that it would not bring an enforcement action against the Company with respect to the matters resulting in the restatement of its financial statements.

On October 29, 2004, the Company entered into a settlement and license agreement with Cognex Corporation (Cognex) resolving a lawsuit filed by Cognex on February 14, 2001 in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc. No. 01-10287 WGY). The lawsuit, which alleged that the Company’s CorrectPlace product and some of its predecessors infringed United States Patent 5,371,690 owned by Cognex, was dismissed with prejudice on November 1, 2004. Under the settlement agreement, Cognex has granted the Company a license to the patent in dispute as well as certain covenants not to sue under various other surface mount placement equipment-related patents, and as consideration for the license the Company has agreed to pay Cognex an undisclosed license fee. As a result of the settlement, the Company recorded a charge to operations of $2.2 million in fiscal 2005, consisting of $1.8 million related to the settlement payment along with approximately $0.4 million in related legal fees.

On August 18, 2003, GSI Group (formerly GSI Lumonics Corporation) (GSI) filed a lawsuit in the United States District Court for the Central District of California (GSI Lumonics Inc. v. Electro Scientific Industries, Inc., Case No. CV-03-5863 PA (SHx). The lawsuit alleges that the Company infringed three GSI patents: U.S. Patent No. 6,181,728, entitled “Controlling Laser Polarization” (the ‘728 patent); U.S. Patent No. 6,337,462, entitled “Laser Processing” (the ‘462 patent); and U.S. Patent No. 6,573,473, entitled “Method and System for Precisely Positioning a Waist of a Material-Processing Laser Beam to Process Microstructures Within a Laser Processing Site” (the ‘473 patent). These claims related to the Company’s semiconductor yield improvement systems. GSI sought injunctive relief, an unspecified amount of damages, costs, and attorneys’ fees. On September 2, 2003, GSI filed a First Amended Complaint which did not change the substantive allegations of patent infringement. By court order dated September 18, 2003, the case was transferred to the United States District Court for the Northern District of California. The case was re-assigned to a judge in the Northern District of California and was renumbered CV-03-04302-MHP. On October 8, 2003, the Company filed its Answer to First Amended Complaint and Counterclaim for Declaratory Judgment of Invalidity and Noninfringement. On October 24, 2003, GSI filed a Reply to the Company’s counterclaim denying the allegations of invalidity and noninfringement. On May 11, 2004, pursuant to an agreement between GSI and the Company, the court entered a stipulated dismissal of two of GSI’s asserted patents without prejudice: the ‘728 patent and the ‘462 patent. On August 26, 2004, pursuant to an agreement between the parties, the court entered a stipulated dismissal with prejudice of the remaining patent asserted by GSI: U.S. Patent No. 6,573,473. This dismissal resolved the entire controversy between the parties.

In addition to the legal matters described above, in the ordinary course of business the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.

NOTE 19.   SHAREHOLDER RIGHTS PLAN

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

NOTE 20.   STOCK BASED COMPENSATION PLANS

In October 2004, the shareholders approved the adoption of the 2004 Stock Incentive Plan (the 2004 Plan) that replaced various stock compensation plans that were previously approved by the shareholders or the Board of Directors (the Replaced Plans), except with respect to options and other awards previously outstanding. Outstanding options and awards remained subject to the terms of the Replaced Plan under which they were originally granted. At that time, the shareholders also approved the reservation of 3,000,000 shares of common stock for issuance under the 2004 Plan. These shares are in addition to any shares of common stock that, at the time the 2004 Plan was approved by shareholders, were available for grant under the Replaced Plans or that may subsequently become available for grant under any of the Replaced Plans through the expiration, termination, forfeiture or cancellation of grants. In January 2005, the Board of Directors approved certain amendments to the 2004 Plan. These amendments prohibit option grants with an exercise price less than fair market value, require that time-based restricted stock awards have a minimum vesting period of at least three years, with the subject shares vesting no more quickly than one-third annually over the three-year period, and expressly prohibit the reservation of additional shares under the 2004 Plan without shareholder approval. In April 2005, the Board of Directors approved another amendment to the 2004 Plan extending the period during which an option may be exercised following termination of employment or service if an optionee dies following termination.

The 2004 Plan allows for grants of stock options, stock bonuses, restricted stock or performance-based awards. Stock options outstanding under the 2004 Plan and the Replaced Plans vest ratably over variable periods determined at the grant date, generally one to four years, and expire ten years from the date of grant. Options issued under the 2004 Plan and the Replaced Plans are exercisable at prices not less than fair market value on the date of the grant. The 2004 Plan prohibits repricing of options granted without prior shareholder approval. Restricted stock grants issued under the Replaced Plans vest based on certain performance criteria that are tied to the Company’s results of operations, stock price and/or length of service. Restricted stock units awarded under the 2004 Plan vest based on performance criteria that are tied to the Company’s results of operations, personal performance criteria, and, in certain cases, length of service. During fiscal 2005, 2004 and 2003, we recorded $1.7 million, $0.8 million and $0.5 million, of compensation expense related to restricted stock grants and restricted stock units.

During fiscal 2005, the Company granted two options to purchase 25,000 and 50,000 shares, respectively, to certain key executives. Both of these grants were inducements for joining the Company and were not made under a shareholder approved plan. The exercise price for each option is the fair market value of the Company’s stock on the date of the grant. Each option becomes exercisable with respect to 25% of the underlying shares over four years.

On January 25, 2005, the Compensation Committee of the Board of Directors (the Compensation Committee) accelerated the vesting, effective immediately, of all the Company’s unvested stock options awarded to employees, other than those awarded to the President and Chief Executive Officer at his time of hire (which are discussed in the next paragraph), having an exercise price greater than $20.24. Except as noted in the following paragraph, no options were accelerated for members of the Board of Directors. The closing price of the Company’s common stock on the NASDAQ National Market on January 25, 2005 was $17.14. As a result of the acceleration, options to acquire approximately 220,000 shares of the Company’s common stock, which otherwise would have vested from time to time over the following 42 months, became immediately exercisable. No compensation expense has been recorded in the statement of operations related to this modification as the market price of the common stock on the date of the modification was lower than the exercise price of the accelerated options.

On January 25, 2005, the Compensation Committee accelerated the vesting of 315,000 shares of the Company’s common stock subject to an option granted to Nicholas Konidaris, the Company’s President and Chief Executive Officer, so that the option will become fully exercisable on August 26, 2005. The option has an exercise price of $25.71. Under the terms of the original option agreement, 105,000 shares would have vested on each of January 7, 2006, January 7, 2007 and January 7, 2008. For book reporting purposes, the Company is required to accelerate approximately $1.5 million of unamortized expense related to this award ratably from the date of change over the remaining vesting period, which ends August 26, 2005. This expense would otherwise have been expensed ratably through December 2007. Additionally, a stock option granted to Mr. Konidaris to purchase 40,000 shares of the Company’s common stock was accelerated effective January 25, 2005. The option has an exercise price of $25.50. Under the terms of the original option agreement, 10,000 shares would have vested on each of July 13, 2005, July 13, 2006, July 13, 2007 and July 13, 2008. In connection with both of these accelerations, Mr. Konidaris has agreed that the shares underlying the accelerated options may not be sold by him until the dates those shares would otherwise have been vested under the terms of the original option agreements.

On June 28, 2004, the Compensation Committee of the Board of Directors approved an acceleration of the vesting of those employee stock options, excluding stock options granted to the Board of Directors and Chief Executive Officer, with an option price equal to or greater than the closing sale price of $23.38 per share on that date, as reported on the NASDAQ National Market. Options to purchase approximately 1.2 million shares of stock with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable. No compensation expense has been recorded in the statement of operations related to this modification as the market price of the common stock on the date of the modification was lower than the exercise price of the accelerated options.

The total pro forma stock-based employee compensation expense stated below of $20.9 million for fiscal 2005 includes $4.0 million resulting from the January 25, 2005 accelerations. The total pro forma stock-based employee compensation expense stated below of $10.9 million for fiscal 2004 includes $10.1 million resulting from the June 28, 2004 acceleration.

The Company has decided to follow the “modified prospective method” in implementing recent amendments by the Financial Accounting Standards Board in Accounting for Stock-Based Compensation upon their effective date (see Note 2). The Company believes the acceleration of the stock option vesting schedules as described above will reduce the future amortization of the Company’s stock option compensation expense for fiscal 2007 and beyond and will enhance comparability of its financial statements with those of prior and future fiscal periods.

At May 28, 2005, the Company had 5,344,993 shares of its common stock reserved for issuance under all of the above plans combined. The following table summarizes activity in the above stock plans (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Balances, June 1, 2002	4,993	$32.17
Options granted	394	18.54
Options canceled	(1,014)	34.53
Options exercised	(86)	14.80
Balances, May 31, 2003	4,287	$30.71
Options granted	1,697	23.97
Options canceled	(1,011)	33.41
Options exercised	(254)	13.88
Balances, May 29, 2004	4,719	$28.60
Options granted	897	19.66
Options canceled	(1,377)	32.75
Options exercised	(322)	16.62
Balances, May 28, 2005	3,917	$26.11

The Company had 103,804, 23,400 and 69,300 shares of restricted stock outstanding as of May 28, 2005, May 29, 2004 and May 31, 2003, respectively, none of which were vested.

Certain information about stock options outstanding at May 28, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 5/28/05	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 5/28/05	Weighted Average Exercise Price
$ 8.25 – 16.35	242,538	4.79	$13.23	207,538	$13.11
16.92 – 16.92	519,000	9.89	16.92	—	—
16.93 – 20.25	437,694	6.90	18.07	240,944	18.58
20.38 – 24.94	240,200	8.16	23.68	185,200	23.64
25.00 – 25.00	594,650	8.21	25.00	594,650	25.00
25.49 – 25.71	609,706	8.76	25.65	294,706	25.58
25.75 – 27.63	436,741	6.58	26.73	414,241	26.78
29.03 – 34.57	510,005	6.82	34.35	502,505	34.39
34.57 – 61.63	326,550	4.92	51.99	326,550	51.99
$ 8.25 – 61.63	3,917,084	7.52	$26.11	2,766,334	$28.68

At May 29, 2004, the Company had 2,456,057 options exercisable at a weighted average exercise price of $31.14 and at May 31, 2003, there were 2,429,892 options exercisable at a weighted average exercise price of $29.80.

In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan (the ESPP) pursuant to which 1,900,000 shares of common stock, as amended in September 1998, October 2003 and October 2004, have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15 percent of their cash compensation during each pay period. Prior to January 8, 2004, the ESPP provided for one 12-month offering period beginning January 8 of each calendar year and ending with a purchase date on January 7.

In October 2003, the Board of Directors approved an amendment to the ESPP to provide that, beginning January 8, 2004, the ESPP would have separate overlapping 24-month offerings starting every three months. Each offering would have eight purchase dates occurring every three months on designated dates. The offerings under the ESPP commence on January 15, April 15, July 15 and October 15 of each calendar year. Any eligible employee may participate in only one offering at a time and may purchase shares only through payroll deductions permitted under the ESPP. Eligible employees may elect to contribute up to 15 percent of their compensation during each pay period. At the end of each three-month purchase period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of common stock. The purchase price per share is equal to 85% of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date of purchase. The October 2003 amendment also provides that if the fair market value of the common stock on the first day of the new offering period is less than or equal to the fair market value of the common stock on the first date of any ongoing offering, employees participating in any such ongoing offering will be automatically withdrawn from it and enrolled in the new offering. A total of 133,562, 101,527 and 99,587 shares of common stock were issued under the ESPP during fiscal 2005, 2004 and 2003, respectively, and 1,070,038 shares remained reserved for issuance at May 28, 2005.

Pro forma fair value disclosures required by SFAS No. 123 are presented below and reflect the impact on net income (loss) and net income (loss) per share as if the fair value method of accounting for stock-based awards to employees had been applied. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model.

	2005	2004	2003
Net income (loss), as reported	$19,837	$11,887	$(50,086)
Deduct—Recapture of stock-based employee compensation expense related to cancellations included in reported net income (loss), net of related tax effect	—	(144)	—
Add—Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,082	482	283
Deduct—Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(20,859)	(10,926)	(18,451)
Net income (loss), pro forma	$60	$1,299	$(68,254)
Net income (loss) per share—basic, as reported	$0.70	$0.42	$(1.81)
Net income (loss) per share—diluted, as reported	$0.69	$0.42	$(1.81)
Net income (loss) per share—basic, pro forma	$0.00	$0.05	$(2.46)
Net income (loss) per share—diluted, pro forma	$0.00	$0.05	$(2.46)

The Black-Scholes option pricing model is utilized to determine the fair value of options granted. The following weighted average assumptions were used in calculating the fair value during the periods presented:

	2005	2004	2003
Risk-free interest rate	3.83%	3.34%	3.33%
Expected dividend yield	0%	0%	0%
Expected lives	5.7 years	5.5 years	5.6 years
Expected volatility	65%	68%	69%

The following weighted average assumptions were made in calculating the fair value of all shares issued under the ESPP during the periods presented:

	2005	2004	2003
Risk-free interest rate	2.33%	2.37%	3.33%
Expected dividend yield	0%	0%	0%
Expected lives	1.2 years	1.1 years	1.0 year
Expected volatility	54%	57%	69%

Using the Black-Scholes methodology, the total value of stock-based awards granted during fiscal 2005, 2004 and 2003 was $16.6 million, $30.2 million and $5.8 million, respectively, which would be amortized over the vesting period of the options, typically one to four years for stock options and two years for shares issued under the ESPP. The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $12.04, $15.55 and $11.55 per share, respectively. The weighted average fair value of shares issued under the ESPP during fiscal 2005, 2004 and 2003 was $8.28, $9.78 and $11.40, respectively.

NOTE 21.   GEOGRAPHIC AND PRODUCT INFORMATION

Net sales by product type were as follows (in thousands):

	2005	2004	2003
Semiconductor Group (SG)	$138,574	$125,018	$64,236
Passive Components Group (PCG)	61,001	50,759	48,111
Electronic Interconnect Group (EIG)	33,796	31,465	24,538
	$233,371	$207,242	$136,885

Sales by geographic area, based on the location of the end user, were as follows (in thousands):

	2005	2004	2003
Asia	$180,378	$146,436	$91,549
Americas	35,277	41,035	28,207
Europe	17,716	19,771	17,129
	$233,371	$207,242	$136,885

Long-lived assets, exclusive of marketable and restricted securities and deferred tax assets, by geographic area were as follows at May 28, 2005 and May 29, 2004 (in thousands):

	2005	2004
United States	$41,476	$41,152
Asia	3,142	1,547
Europe	47	88
	$44,665	$42,787

NOTE 22.   RESTRUCTURING AND COST MANAGEMENT PLANS

The following table reflects changes in accruals related to restructuring and cost management activities, which are reflected in the “other” component of accrued liabilities in the accompanying consolidated balance sheets, for the two years ended May 28, 2005 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at May 29, 2004
Facility consolidation costs	$680	566	(795)	$451
Severance and other employee-related costs	$50	1,419	(1,469)	$—

	Balances at May 29, 2004	Expenses Charged to Accruals	Amounts Paid	Balances at May 28, 2005
Facility consolidation costs	$451	—	(98)	$353
Severance and other employee-related costs	$—	1,224	(1,224)	$—

Of the approximately $1.2 million of expenses charged in fiscal 2005, $0.3 million was included in cost of goods sold, $0.6 million was included in selling, service and administrative expenses, and $0.3 million was included in research, development and engineering expenses. Of the $2.0 million expenses charged in fiscal 2004, $0.1 million was included in cost of goods sold, $1.7 million was included in selling, service and administrative expenses, and $0.2 million was included in research, development and engineering expenses.

Fiscal year 2005 restructuring plan

In December 2004, the Company initiated a restructuring plan designed to streamline its technology development efforts and enhance customer-centric focus. This was accomplished through several actions, including centralizing research, development and engineering functions, creating a technical marketing solutions group and creating a customer-centric manufacturing organization. In conjunction with the restructuring, 57 positions in the U.S. operations were eliminated, impacting all employee groups. The restructuring actions were completed in early January 2005 and approximately $1.2 million in charges related to the plan were incurred and paid in fiscal 2005.

Fiscal year 2004 cost management plan

In the first quarter of fiscal 2004 the Company initiated a reduction of 67 employees, impacting all employee groups in order to reduce expenditures. There were no expenses recorded for the fiscal 2004 plan in fiscal 2005. Charges and payments in fiscal 2004 related to the plan of approximately $1.0 million were comprised of severance and other employee-related costs. The headcount reductions primarily occurred in the first quarter of fiscal 2004 and were substantially complete in the second quarter of fiscal 2004.

Fiscal year 2003 cost management plan

The fiscal 2003 actions primarily related to relocating the manufacturing of the electronic component product line included in the passive components group from Escondido, California to the Company’s headquarters in Portland, Oregon. These actions resulted in a reduction of 68 employees and the relocation of 37 employees to the Company’s headquarters. Reductions and relocations were substantially completed by December 31, 2002. There were no expenses recorded for the fiscal 2003 plan in fiscal 2005. Severance and other employee-related charges and payments for these activities totaled approximately $0.4 million and $4.4 million in fiscal 2004 and fiscal 2003, respectively. Facilities consolidation costs and payments related to these activities totaled approximately $0.2 million and $2.8 million in fiscal 2004 and fiscal 2003, respectively. Fixed asset write-downs totaled approximately $0.9 million in fiscal 2003. As a result of the closure of the California facility the Company recorded charges of $4.1 million in fiscal 2003 for inventory write-downs related to the discontinuance of certain electronic component manufacturing product lines.

Additionally, the Company recorded charges in fiscal 2003 related to downward revisions to previously projected product demand and the discontinuance of certain electronic component manufacturing product lines included in the passive components group comprising $6.8 million for the write-down of excess and obsolete inventory, $2.5 million related to open purchase order commitments on excess and obsolete inventory, and $3.0 million in inventory write-downs and long term asset impairments, and a $0.2 million gain on the disposal of equipment.

Included in accrued liabilities are charges relating to the closure of a building located in Ann Arbor, Michigan, initiated in fiscal 2002. This facility is sublet through December 2006, the expiration date of the Company’s lease on the facility. At May 28, 2005 and May 29, 2004, an accrual of $0.4 million and $0.5 million, respectively is recorded for remaining lease charges, net of estimated sublease income, which will be paid through December 2006.

NOTE 23.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Year ended May 29, 2005
Net sales	$72,620	$66,004	$49,084	$45,663
Gross profit	36,886	32,826	21,438	20,680
Provision for (benefit from) income taxes	4,433	1,604	672	(272)
Net income (loss)(1)	10,646	7,946	1,998	(753)
Basic net income (loss) per share	0.38	0.28	0.07	(0.03)
Diluted net income (loss) per share	0.36	0.28	0.07	(0.03)
Year ended May 29, 2004
Net sales	$20,876	$45,753	$58,770	$81,843
Gross profit	4,840	15,663	23,326	43,651
Provision for (benefit from) income taxes	(5,989)	1,737	(5,798)	742
Net income (loss)(2)	(9,367)	(4,875)	9,974	16,155
Basic net income (loss) per share	(0.34)	(0.17)	0.36	0.57
Diluted net income (loss) per share	(0.34)	(0.17)	0.34	0.54

The sum of the quarterly data presented in the table above for fiscal 2005 and 2004 does not equal annual results due to the varying impacts of dilutive securities to the annual versus the quarterly EPS calculations (see Note 17) and due to rounding.

(1)          The second quarter of fiscal 2005 includes a pretax charge of approximately $2.2 million resulting from the settlement and related legal costs for a patent infringement lawsuit. See Note 18. The fourth quarter of fiscal 2005 includes a pretax charge of approximately $4.1 million for the redemption of the convertible subordinated notes. See Note 13.

(2)          The fourth quarter of fiscal 2004 includes a pretax charge of $3.8 million for the estimated settlement of the class action and derivative lawsuits. See Note 18.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Attached to this annual report as exhibits 31.1 and 31.2 are the certifications of our President and Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) required by Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This “Controls and Procedures” section of our annual report on Form 10-K is our disclosure of the conclusions of our management, including our CEO and our CFO, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures. This section of the Annual Report on Form 10-K should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

(a) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our President and CEO and CFO. Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, or the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we determined that process improvements were required to strengthen control procedures and confirmed that the appropriate actions were undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

Based on the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in (c) below, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to management, including the CEO and the CFO, particularly during the time when our periodic reports are being prepared.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the

supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 28, 2005 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of May 28, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 28, 2005, which assessment is described below in the attestation report of KPMG LLP, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in (e) below.

(c) Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) Changes in Internal Control

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Electro Scientific Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Electro Scientific Industries, Inc. maintained effective internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electro Scientific Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Electro Scientific Industries, Inc. maintained effective internal control over financial reporting as of May 28, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Electro Scientific Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of May 28, 2005 and May 29, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended May 28, 2005, and our report dated July 26, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
July 26, 2005

Item 9B.      Other Information

None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

The information required by this item, including information about the Company’s audit committee, is included under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted the ESI Code of Conduct, a code of ethics and business practices with which every person who works for the Company is expected to comply. In addition, the Company has adopted a Code of Ethics for financial managers which was approved at its July 21, 2005 meeting of the Board of Directors with which all financial employees will be expected to comply. The ESI Code of Conduct is publicly available on the Company’s website under the Investors Section (at http://www.esi.com/investors/default.asp). This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any waiver is granted, including any implicit waiver, from a provision of the ESI Code of Conduct or the Code of Ethics to the Company’s executive officers, controller or directors, the Company will disclose the nature of such waiver on that website or in a report on Form 8-K.

Item 11.      Executive Compensation

The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Employment Contracts and Severance Agreements,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

The information required by this item is included under “Certain Relationships and Related Transactions” in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

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

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.
3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.
3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on form 8-K filed on October 21, 2004 (the “October 21 8-K”).
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

10.9*

Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Ed Swenson dated January 16, 2003. Incorporated by reference to Exhibit 10.8 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.

10.10*

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

10.13*

Amendment No. 1 to Employment Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2005 (the “January 31 8-K”).

10.14*	Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.2 of the January 31 8-K.
10.15*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris dated as of January 25, 2005. Incorporated by reference to Exhibit 10.3 of the January 31 8-K.
10.16*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris dated as of January 25, 2005. Incorporated by reference to Exhibit 10.4 of the January 31 8-K.
10.17*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.6 of the January 31 8-K.
10.18*	2004 Stock Incentive Plan.
10.19*	Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005.
10.20*

Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Incentive Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.3 in the October 8-K.

10.21*

Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.4 in the October 8-K.

10.22*	Form of Performance Based Restricted Stock Units Award Agreement. Incorporated by reference to Exhibit 10.5 of the January 31 8-K.
10.23*	Form of Restricted Stock Units Award Agreement. Incorporated by reference to Exhibit 10.7 of the January 31 8-K.
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney for Frederick Ball
24.2	Power of Attorney for Richard J. Faubert
24.3	Power of Attorney for Barry L. Harmon
24.4	Power of Attorney for W. Arthur Porter
24.5	Power of Attorney for Gerald F. Taylor
24.6	Power of Attorney for Keith L. Thomson
24.7	Power of Attorney for Jon D. Tompkins
24.8	Power of Attorney for Robert R. Walker
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 26, 2005	ELECTRO SCIENTIFIC INDUSTRIES, INC.
	By:	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 26, 2005.

Signature	Title
/s/ NICHOLAS KONIDARIS	President, Chief Executive Officer and Director
Nicholas Konidaris	(Principal Executive Officer)
/s/ J. MICHAEL DODSON	Senior Vice President of Administration, Chief Financial
J. Michael Dodson	Officer and Secretary (Principal Financial Officer)
/s/ KERRY MUSTOE	Corporate Controller and Chief Accounting Officer
Kerry Mustoe	(Principal Accounting Officer)
*FREDERICK A. BALL	Director
Frederick Ball
*RICHARD J. FAUBERT	Director
Richard J. Faubert
*BARRY L. HARMON	Director
Barry L. Harmon
*W. ARTHUR PORTER	Director
W. Arthur Porter
*GERALD F. TAYLOR	Director
Gerald F. Taylor
*KEITH L. THOMSON	Director
Keith L. Thomson
*JON D. TOMPKINS	Chairman of the Board
Jon D. Tompkins
*ROBERT R. WALKER	Director
Robert R. Walker

* By:	/s/ J. MICHAEL DODSON
J. Michael Dodson, Attorney-in-fact