Form 10-Q
period 2005-08-27
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2005-09-23
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock at September 21, 2005 was 28,675,704 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 27,	May 28,
	2005	2005

Assets
Current assets:
Cash and cash equivalents	$88,144	$61,314
Marketable securities	120,421	137,753
Total cash and securities	208,565	199,067

Trade receivables, net of allowances of $704 and $833	37,177	36,163
Income tax refund receivable	7,977	9,227
Inventories	53,728	59,533
Shipped systems pending acceptance	4,498	4,014
Deferred income taxes	13,439	10,930
Prepaid and other current assets	3,322	3,169
Total current assets	328,706	322,103

Long-term marketable securities	12,830	19,834
Property, plant and equipment, net of accumulated depreciation of $47,198 and $45,598	35,658	32,959
Deferred income taxes, net	15,112	16,955
Other assets	12,827	11,706
Total assets	$405,133	$403,557

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,019	$3,961
Accrued liabilities	27,512	29,455
Deferred revenue	13,118	12,986
Total current liabilities	44,649	46,402

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 28,672 and 28,615 shares issued and outstanding	158,642	156,367
Retained earnings	202,546	201,199
Accumulated other comprehensive loss	(704)	(411)
Total shareholders’ equity	360,484	357,155
Total liabilities and shareholders’ equity	$405,133	$403,557

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	August 27, 2005	August 28, 2004

Net sales	$44,508	$72,620
Cost of sales	24,861	35,734
Gross profit	19,647	36,886

Operating expenses:
Selling, service and administration	11,077	14,878
Research, development and engineering	7,829	6,560
	18,906	21,438
Operating income	741	15,448

Interest income	1,483	1,550
Interest expense	(29)	(1,786)
Other expense, net	(213)	(133)
	1,241	(369)
Income before income taxes	1,982	15,079
Provision for income taxes	635	4,433
Net income	$1,347	$10,646

Net income per share - basic	$0.05	$0.38
Net income per share - fully diluted	$0.05	$0.36
Weighted average number of shares - basic	28,642	28,216
Weighted average number of shares - fully diluted	28,799	32,279

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	August 27, 2005	August 28, 2004

Cash flows from operating activities:
Net income	$1,347	$10,646
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,602	2,255
Tax benefit of stock options exercised	727	503
Provision for doubtful accounts	(144)	99
Loss on disposal of property and equipment	7	54
Deferred income taxes	(558)	4,303
Changes in operating accounts:
Increase in trade receivables, net	(1,336)	(9,734)
Decrease in income tax refund receivable	1,250	55
(Increase) decrease in inventories	5,097	(7,077)
Increase in shipped systems pending acceptance	(484)	(2,778)
Increase in other current assets	(168)	(1,855)
Decrease in other current liabilities	(1,711)	(1,041)
Increase in deferred revenue	132	5,202
Net cash provided by operating activities	6,761	632

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,645)	(882)
Proceeds from the sale of property and equipment	—	76
Proceeds from the sale of assets held for sale	—	2,361
Maturity of restricted investments	—	3,057
Purchase of securities	(101,247)	(79,311)
Proceeds from sales of securities and maturing securities	125,516	80,801
Increase in other assets	(425)	(582)
Net cash provided by investing activities	19,199	5,520

Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	870	2,219
Net cash provided by financing activities	870	2,219

Net change in cash and cash equivalents	26,830	8,371

Cash and cash equivalents:
Beginning of period	61,314	80,358
End of period	$88,144	$88,729

Supplemental cash flow information:
Cash paid for interest	$—	$(3,081)
Income tax refunds received	1,251	3
Cash paid for income taxes	(319)	(274)

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

Note 2 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market.  Components of inventories are as follows (in thousands):

	August 27, 2005	May 28, 2005
Raw materials and purchased parts	$36,301	$37,367
Work-in-process	6,008	4,471
Finished goods	11,419	17,695
	$53,728	$59,533

Note 3 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	August 27, 2005	May 28, 2005

Payroll-related	$5,421	$8,275
Product warranty	3,466	3,625
Accrual for loss on purchase commitments	343	343
Income taxes payable	11,697	11,623
Other	6,585	5,589
	$27,512	$29,455

See Note 4 for a discussion of the accrual for product warranty.

Note 4 – Product Warranty

The Company evaluates obligations related to product warranties quarterly. A standard one-year warranty is provided on products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs.  Inventory credits resulting from the return of repaired parts to inventory and any cost recoveries from warranties offered by suppliers for defective components are recorded as a credit to the warranty accrual.  Using historical data, the Company estimates average warranty cost per system or part type and record the provision for such charges as an element of cost of goods sold.  Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales.  If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly.  Accrued product warranty is included on the balance sheet as a component of accrued liabilities.

Following is a reconciliation of the change in the aggregate accrual for product warranty for the three months ended August 27, 2005 and August 28, 2004 (in thousands):

	August 27, 2005	August 28, 2004

Product warranty accrual, beginning	$3,625	$4,720
Warranty charges incurred	(2,173)	(2,766)
Inventory credits	1,076	1,023
Provision for warranty charges	938	1,877
Product warranty accrual, ending	$3,466	$4,854

Note 5 – Deferred Revenue

Revenue is deferred pending title transfer and fulfillment of acceptance criteria, which frequently occur at the time of delivery to a common carrier.  Shipments for which title transfer has not occurred and/or acceptance criteria cannot be demonstrated at the Company’s factory include sales to Japanese end-user customers and shipments of substantially new products.  In sales involving multiple element arrangements, the fair value of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met.  Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue for the three months ended August 27, 2005 and August 28, 2004 (in thousands):

	August 27, 2005	August 28, 2004

Deferred revenue, beginning	$12,986	$11,985
Revenue deferred	3,723	9,231
Revenue recognized	(3,591)	(4,029)
Deferred revenue, ending	$13,118	$17,187

Note 6 - Earnings Per Share

The following is a reconciliation of weighted average shares outstanding and adjustments to net income used in the calculation of basic and diluted earnings per share (EPS) for the three months ended August 27, 2005 and August 28, 2004 (in thousands):

	Three months ended August 27, 2005		Three months ended August 28, 2004
	Income	Shares	Income	Shares

Net income available to common shareholders – basic	$1,347	28,642	$10,646	28,216
Effect of dilutive stock compensation	—	157	—	247
Effect of 4 1/4% convertible subordinated notes	—	—	1,090	3,816
Net income available to common shareholders – diluted	$1,347	28,799	$11,736	32,279

In the diluted EPS calculation for the three months ending August 28, 2005 and August 27, 2004, employee stock options equal to 2,875,000 and 3,744,000 common stock equivalent shares, respectively, were excluded because inclusion would have had an antidilutive effect.

Note 7 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended
	August 27,	August 28,
	2005	2004

Net income	$1,347	$10,646
Net unrealized gain on foreign exchange hedge contracts	11	28
Foreign currency translation adjustment	(237)	(48)
Net unrealized gain (loss) on securities classified as available for sale	(67)	653
	$1,054	$11,279

Note 8 – Stock-Based Compensation Plans

The Company has elected to use the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, subsequently amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to account for stock options, stock bonuses, restricted stock or performance-based restricted stock units issued to its employees under its stock compensation plans, and amortizes deferred compensation, if any, ratably over the vesting period of the awards.

Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the measurement date, which is typically the award’s grant date.  Compensation expense, if any, is included in operating results over the vesting period of the underlying options using the straight-line method.  Compensation expense resulting from the issuance of time-based restricted stock and restricted stock units is calculated based on the fair market value on the date of grant and is included in operating results over the related vesting period using the straight line method.  Compensation expense resulting from the issuance of performance-based restricted stock units is recorded when performance is probable and can be reasonably estimated, and is calculated based upon current fair market values (adjusted each period) until such time as the number of units an employee is entitled to receive is fixed or determinable.  During the first quarter of fiscal 2006 and fiscal 2005, the Company recorded $0.7 million and $0.2 million, respectively, of compensation expense related to grants of restricted stock and restricted stock units on a pre-tax basis.  No compensation cost has been recognized for employee stock purchase plan (ESPP) shares which are issued at a fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date.

Pro forma fair value disclosures required by SFAS No. 123 are presented below and reflect the impact on net income (loss) and net income (loss) per share as if the fair value of stock-based awards to employees had been applied (in thousands, except per share data):

	Three months ended
	August 27,	August 28,
	2005	2004

Net income, as reported	$1,347	$10,646
Add – Stock–based employee compensation expense included in reported net income, net of related tax effect	480	126
Deduct – Total stock–based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(2,658)	(12,400)
Net loss, pro forma	$(831)	$(1,628)
Net income per share – basic, as reported	$0.05	$0.38
Net income per share – fully diluted, as reported	$0.05	$0.36
Net loss per share – basic and fully diluted, pro forma	$(0.03)	$(0.06)

The Black-Scholes option pricing model is utilized to determine the fair value of stock options under SFAS No. 123. The following weighted average assumptions were made in calculating the value of all options granted during the periods presented:

	Three months ended
	August 27,	August 28,
	2005	2004

Risk-free interest rate	3.92%	3.62%
Expected dividend yield	0%	0%
Expected lives	5.0 years	5.6 years
Expected volatility	59.37%	65.62%

The following weighted average assumptions were made in calculating the value of all shares issued under the ESPP during the periods presented:

	Three months ended
	August 27,	August 28,
	2005	2004

Risk-free interest rate	3.88%	2.11%
Expected dividend yield	0%	0%
Expected lives	1.1 years	1.2 years
Expected volatility	47.92%	54.40%

Note 9 – Legal Proceedings

On August 24, 2005, the Company executed a Provisional Attachment Order (the Order) issued by the Kaohsiung District Court of Taiwan directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan.  In its petition requesting the Order, the Company alleges that All Ring’s Capacitor Tester Model RK-T6600 infringes the Company’s Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent).  This patent corresponds to the Company’s U.S. Patent No. 5,842,579.  The patented technology is used in the Company’s Model 3340 Multifunction MLCC Tester.  The Company filed in support of the petition a copy of a patent infringement assessment report issued by Yen Tjing Ling Industrial Research Institute, a professional organization appointed by the judicial branch of the Taiwan government, that concludes that the RK-T6600 infringes the 207469 patent.  A copy of the assessment report and an English language translation of the assessment report are available on the Company’s website.  All Ring has filed a bond with the court to obtain relief from the attachment of its assets.  The bond provides security to the Company with respect to its patent infringement claim against All Ring.  The Company intends to vigorously pursue this patent infringement claim against All Ring.

Note 10 – New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (Revised 2004), Share-Based Payments. (SFAS 123R).  The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and rescinds the ability of companies to elect the intrinsic value method prescribed under Opinion 25. That cost will be measured based on the fair value of the equity or liability instruments issued.  The Company will be required to implement SFAS 123R for the fiscal year beginning June 4, 2006. The Company has not completed its analysis of the impact of the adoption of SFAS 123R on its financial position or results of operations.

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

Note 11 – Subsequent Event

In September 2005, an Oregon tax law changed resulting in a limitation on the Company’s future use of certain state tax operating losses which were generated in prior years.  Accordingly, the Company will record a charge of $1.1 million to the provision for income taxes in the second quarter of fiscal 2006, representing its estimate of the valuation allowance required to reduce these operating losses to the amount expected to be realized.

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

Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of multi-layer ceramic capacitors and other passive components, as well as original equipment manufacturer machine vision products.

During the first quarter of fiscal 2006, order volume of $34.8 million decreased 33.1% compared to orders of $52.0 million in the fourth quarter of fiscal 2005.  The decrease in orders in the current quarter compared to the prior quarter was largely influenced by the timing of semiconductor orders.

Shipments were $44.6 million in the first quarter of fiscal 2006, representing an 11.2% decline from shipments of $50.2 million in the fourth quarter of fiscal 2005. Deferred revenue remained essentially unchanged at approximately $13 million. Accordingly, net sales for the quarter were $44.5 million, declining slightly from $45.7 million in the fourth quarter of fiscal 2005.

Gross margin on first quarter sales of $44.5 million was 44.1%, representing a decrease of one percentage point from the prior quarter margin on sales of $45.7 million.  Margins were impacted by lower overhead absorption on reduced production levels. Second quarter shipments and net sales are currently estimated to be in the range of $45 million to $55 million and related gross margins are expected to remain in the low to mid-40% range.

Operating expenses were $18.9 million for the first quarter of fiscal 2006, compared to $18.7 million in the fourth quarter of fiscal 2005, resulting in operating income of $0.7 million in the first quarter. We anticipate operating expenses in the second quarter of fiscal 2006 to be in the range of $19 million to $20 million.

Net other income was $1.2 million in the first quarter of fiscal 2006, compared to net other expense of $3.0 million in the fourth quarter of fiscal 2005. Included in the fourth quarter of fiscal 2005 was a $4.1 million charge resulting from the redemption of all of our outstanding 4 ¼% convertible subordinated notes.

The income tax provision recorded for the first quarter of fiscal 2006 was $0.6 million on pretax income of $2.0 million, compared to a tax benefit of $0.3 million on pretax loss of $1.0 million for the fourth quarter of 2005.  The effective tax rate for the second quarter of fiscal 2006 is expected to be approximately 25%, which excludes an income tax charge of approximately $1.1 million to be recorded in the second quarter relating to a recent change in Oregon tax law.

Net income for the first quarter of fiscal 2006 was $1.3 million, or $0.05 per share on a basic and fully diluted basis, compared to a net loss of $0.8 million, or ($0.03) per share on a basic and fully diluted basis, respectively, in the fourth quarter of fiscal year 2005.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended
	August 27,	August 28,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	55.9	49.2
Gross margin	44.1	50.8
Selling, service and administrative	24.9	20.5
Research, development and engineering	17.6	9.0
Operating income	1.7	21.3
Total other income (expense), net	2.8	(0.5)
Income before taxes	4.5	20.8
Income tax provision	1.4	6.1
Net income	3.0%	14.7%

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	August 27, 2005		August 28, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor (SG)	$27,901	62.7%	$44,013	60.6%
Passive Components (PCG)	11,049	24.8	20,603	28.4
Electronic Interconnect (EIG)	5,558	12.5	8,004	11.0
	$44,508	100.0%	$72,620	100.0%

Net sales were $44.5 million for the quarter ended August 27, 2005, a decrease of $28.1 million or 38.7% compared to net sales of $72.6 million for the same quarter of the prior year.  Sales decreased $16.1 million or 36.6% for SG, $9.6 million or 46.4% for PCG and $2.4 million or 30.6% for EIG, compared to the same period in the prior year. Sales decreases in SG for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 resulted primarily from a decrease in system sales volumes. Net sales in the first quarter of the prior year benefited from a trend of major DRAM manufacturers increasing capacity, primarily in the memory repair product line, which peaked in the fourth quarter of fiscal 2004.  SG net sales in the fourth quarter of 2004 were $54.1 million followed by volume decreases resulting in net sales of $44.0 million in the first quarter of fiscal 2005.  Volume declines continued throughout fiscal 2005 ending with SG net sales of $29.2 million in the fourth quarter of that year. This decreasing capital investment trend is consistent with the trend in the overall semiconductor market. The decrease in PCG sales is due to continuing caution by component manufacturers, who are evaluating the sustainability of utilization rates before placing equipment orders. In the first quarter of the prior year, PCG sales reached a four-quarter peak, driven by demand for passive components processed by our laser trim and passive test systems. EIG sales levels decreased compared to the prior year as a result of industry softness and resulting sales volume decreases.

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	August 27, 2005		August 28, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Asia	$30,938	69.5%	$58,536	80.6%
United States	9,550	21.5	8,548	11.8
Europe	4,020	9.0	5,536	7.6
	$44,508	100.0%	$72,620	100.0%

Total net sales to Asia decreased $27.6 million in the first quarter of fiscal 2006 from the comparative quarter of fiscal 2005.  This decrease in sales volume to Asia was the primary cause of the overall net sales decrease of $28.1 million.  Shipments to Asia in the first quarter of fiscal 2006 decreased $33.8 million from the same comparative period as a result of volume decreases consistent with overall semiconductor market trends described above.  Net sales to the United States increased modestly due to sales volume increases of SG systems to customers in that region.  Regional net sales as a percentage of total sales depends heavily upon net sales to SG customers in Asia for any given quarter and can vary depending on the timing of orders, shipments, and product acceptance.

Gross Profit

Gross profit was $19.6 million (44.1% of net sales) for the first quarter of fiscal 2006 compared to $36.9 million (50.8% of net sales) for the first quarter of fiscal 2005.  Shipments in the first quarter of fiscal 2006 decreased 42.8% compared to the same quarter in fiscal 2005.  Decreased shipment levels resulted in lower volume-based manufacturing efficiencies, reduced overhead absorption and higher costs per unit.

Operating Expenses

Selling, Service and Administrative Expenses

The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs. Selling, service and administrative expenses were $11.1 million (24.9% of net sales) in the first quarter of fiscal 2006, a decrease of $3.8 million compared to $14.9 million (20.5% of net sales) in the first quarter of fiscal 2005.

The first quarter of fiscal 2005 includes $0.4 million in special charges for professional fees related to the 2003 audit committee investigation and securities litigation.  Exclusive of these special charges, selling, service and administrative expenses decreased $3.4 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.  The decrease is primarily due to a reduction in payroll and related costs resulting from restructuring and other cost containment initiatives implemented in fiscal 2005. Additionally, commission expenses decreased due to the reduction in revenue compared to the first quarter of fiscal 2005.

Research, Development and Engineering Expenses

Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs.  Expenses associated with research, development and engineering totaled $7.8 million (17.6% of net sales) for the first quarter of fiscal 2006, representing a $1.2 million increase from expenses of $6.6 million (9.0% of net sales) for the first quarter of fiscal 2005. This is primarily due to an increase in subcontracted and professional services and increased purchases of materials used in research and development of new products in existing and emerging markets.

Other Income (Expense)

Interest income was $1.5 million in the first quarter of 2006, compared to $1.6 million in the first quarter of 2005, a decrease of $0.1 million. The decrease is partly due to the liquidation of marketable securities on March 10, 2005 to fund the $145 million redemption of our 4 ¼% convertible subordinated notes due 2006. The resulting lower amount invested was offset by increased yields on invested assets, consistent with increases in market interest rates on debt securities over the past year.

Interest expense decreased by $1.8 million or 98% in the first quarter of 2006, compared to the first quarter of fiscal 2005, due to the redemption of our convertible subordinated notes.

Income Taxes

The income tax provision recorded for the first quarter of fiscal 2006 was $0.6 million on pretax income of $2.0 million, an effective rate of 32%.  The effective tax rate is lower than our statutory tax rate of 36%, primarily due to incentives for export sales and research credits.

In October 2003 the Internal Revenue Service (IRS) began an audit of the fiscal tax years ending in 1996 through 2003.  During fiscal 2005 we reached an agreement with the IRS on the tax return years under review.  The examination required a special report to be submitted by the IRS for congressional approval from the Joint Committee on Taxation.  During the first quarter of fiscal 2006, we received notice from the IRS that the Joint Committee’s review was completed without exception.  As a result, we will receive approximately $7.2 million in tax refunds.  Additionally, we are subject to numerous ongoing state and foreign tax audits.  Although the final outcome of these audits is uncertain, based on currently available information we believe the ultimate resolutions will not have a materially adverse effect on the Company’s financial position or results of operations.

Net Income

Net income for the first quarter of fiscal 2006 was $1.3 million (3.0% of net sales), or $0.05 per share on a basic and fully diluted basis, compared to a net income of $10.6 million (14.7% of net sales), or $0.38 and $0.36 per share on a basic and fully diluted basis, respectively, in the first quarter of fiscal year 2005.

Financial Condition and Liquidity

At August 27, 2005, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $221.4 million and accounts receivable of $37.2 million.  At August 27, 2005, we had a current ratio of 7.4:1 and no long-term debt. Working capital increased to $284.1 million at August 27, 2005 from $275.7 million at May 28, 2005.  We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Cash flows from operating activities totaled $6.8 million in the first quarter of fiscal 2006.  Cash totaling $4.0 million was provided by net income adjusted for non-cash items.  Other significant factors impacting cash flows from operations included increases in trade receivables, receipt of income tax refunds, decreases in inventories, and decreases in current liabilities.

Net inventories decreased 9.8% to $53.7 million at August 27, 2005, compared to $59.5 million at May 28, 2005. The decrease is comprised primarily of decreases in finished goods due to the implementation of a targeted inventory management program designed to reduce inventory levels.

Net trade receivables were $37.2 million at August 27, 2005 compared to $36.2 million at May 28, 2005, an increase of $1.0 million. The increase is primarily due to the timing of acceptances on shipped systems.

Payables and current liabilities were $31.5 million at August 27, 2005 compared to $33.4 million at May 28, 2005.  The decrease in other liabilities is due primarily to the payment of accrued amounts for annual payroll-related liabilities.

Cash flows from investing activities totaled $19.2 million for the first quarter of fiscal 2006.  Capital expenditures totaled $4.7 million during this period and were principally comprised of costs related to the implementation of a new enterprise resource planning system and a major refurbishment of research and development clean rooms and laboratories. We also generated $24.3 million net in cash and cash equivalents through the maturity and sale of investments in our portfolio of marketable securities offset by certain reinvestments. We anticipate remaining capital expenditures related to the implementation of the new enterprise resource planning system in fiscal 2006 will total approximately $7 million.

Cash flows from financing activities of $0.9 million were comprised of proceeds from the exercise of stock options and ESPP purchases for the quarter ended August 27, 2005.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for our fiscal year ended May 28, 2005 as filed with the Securities and Exchange Commission on July 27, 2005.

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

After experiencing a significant increase in orders in fiscal 2004, we experienced reduced demand beginning in the first quarter of fiscal 2005.  Net sales decreased from $81.8 million in the fourth quarter of fiscal 2004 to $72.6 million, $66.0 million, $49.1 million and $45.7 million in the first, second, third and fourth quarters of fiscal 2005, respectively.  Net income (loss) during those periods decreased from $16.2 million in the fourth quarter of fiscal 2004 to $10.6 million, $7.9 million, $2.0 million and ($0.8 million) in the first, second third and fourth quarters of fiscal 2005, respectively. In the first quarter of fiscal 2006, net sales remained fairly level with the prior quarter at $44.5 million and net income increased to $1.3 million.  We cannot assure you when, or if, demand for our products will increase or that demand will not further decrease.  Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During any downturn, it will be difficult for us to maintain our sales levels.  As a consequence, to maintain profitability we will need to reduce our operating expenses.  For example, in December 2004 we announced an operational restructuring and reduction in force to reduce our expenses in connection with the current downturn.  Our ability to quickly reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and our subsequent ability to implement those actions and realize expected cost savings.  Additionally, we may be unable to defer capital expenditures and we will need to continue to invest in certain areas such as research and development.  An economic downturn may also cause us to incur charges related to impairment of assets and inventory write-offs and we may also experience delays in payments from our customers, which would have a negative effect on our financial results.

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

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers for those materials.  We generally do not have guaranteed supply arrangements with our suppliers.  We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts.  Although we make reasonable efforts to ensure that parts are available from multiple suppliers, some key parts are available only from a single supplier or a limited group of suppliers in the short term.  Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including changes in business relationships, competitive factors, work stoppages, and fire, earthquake, flooding or other natural disasters.  Such disruption could interrupt our manufacturing.  Our business may be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

We depend on a few significant customers and we do not have long-term contracts with any of our customers.

Our top ten customers for fiscal 2005 accounted for approximately 51% of total net sales in fiscal 2005, with one customer, Samsung, accounting for approximately 13% of total net sales in fiscal 2005. No other customer in fiscal 2005 accounted for more than 10% of total net sales.  In addition, none of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

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

Further, our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.  Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries.  If we fail to adequately protect our intellectual property in these countries, it could be easier for our competitors to sell competing products in foreign countries, which could result in reduced sales and gross margins.

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

The loss of key personnel or our inability to attract, retain and assimilate sufficient numbers of managerial, financial, engineering and other technical personnel could have a material effect upon our results of operations.

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract, retain and assimilate additional personnel.  The loss of key personnel could have a material adverse effect on our business or results of operations.  We may not be able to retain our key managerial, financial, engineering and technical employees. Attracting qualified personnel may be difficult and our efforts to attract and retain these personnel may not be successful.  In addition, we may not be able to assimilate qualified personnel, including any new members of senior management, which could disrupt our operations.

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

•                  Local labor disputes;

•                  Shipping delays and disruptions;

•                  Increases in shipping costs, caused by increased fuel costs or otherwise, which we may not be able to pass on to our customers;

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

In connection with our fiscal 2005 audit, we documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Our ability to maintain internal controls may be negatively impacted by our planned implementation of new enterprise management software and systems in fiscal 2006.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Enterprise resource planning system (ERP) implementation could have a material adverse effect on our business.

We are highly dependent on our systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course.  Key to the success of our strategy to drive greater productivity and cost savings is the implementation of a new worldwide ERP system expected in fiscal 2006.  If we experience problems with the implementation of this system, the resulting disruption could adversely affect our business, sales, results of operations and financial condition. The transition to our new ERP system involves numerous risks, including:

•                  difficulties in integrating the system with our current operations;

•                  diversion of management’s attention away from normal daily operations of our business;

•                  initial dependence on an unfamiliar system while training personnel in its use;

•                  increased demand on our support operations; and

•                  potential delay in the processing of customer orders for shipment of products.

Further, we may experience difficulties in the transition to the new software that could affect our internal control systems, processes, procedures and related documentation.  The ERP implementation will require significant effort in a compressed timeframe, as well as result in our incurring costs to comply with Section 404 of the Sarbanes-Oxley Act by documenting all business processes that have been revised as a result of the implementation.  This will result in compliance costs that will be in addition to the implementation costs of our new ERP system.  There can be no assurances that the evaluation required by Section 404 of the Sarbanes-Oxley Act for fiscal 2006 will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting subsequent to the implementation of the new ERP system.

The Company’s tax rates are subject to fluctuation, which could impact our financial position

Our effective tax rates are subject to fluctuation as the income tax rates for each year are a function of: (a) the effects of a mix of profits (losses) earned by ESI and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates, (b) our ability to utilize recorded deferred tax assets, (c) taxes, interest or penalties resulting from tax audits and (d) changes in tax laws or the interpretation of such tax laws.  Changes in the mix of these items may cause our effective tax rates to fluctuate between periods, which could have a material adverse effect on our financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our 2005 Annual Report on Form 10-K for our fiscal year ended on May 28, 2005.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended August 27, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On August 24, 2005, we executed a Provisional Attachment Order (the Order) issued by the Kaohsiung District Court of Taiwan directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan.  In the petition requesting the Order, ESI alleges that All Ring’s Capacitor Tester Model RK-T6600 infringes our Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent).  This patent corresponds to our U.S. Patent No. 5,842,579.  The patented technology is used in our Model 3340 Multifunction MLCC Tester.  We filed in support of the petition a copy of a patent infringement assessment report issued by Yen Tjing Ling Industrial Research Institute, a professional organization appointed by the judicial branch of the Taiwan government, that concludes that the RK-T6600 infringes the 207469 patent.  A copy of the assessment report and an English language translation of the assessment report are available on ESI’s website.  All Ring has filed a bond with the court to obtain relief from the attachment of its assets.  The bond provides security to us with respect to our patent infringement claim against All Ring.  We intend to vigorously pursue this patent infringement claim against All Ring.

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

10.1	Fiscal 2006 Annual Executive Team Bonus Plan summary (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 26, 2005 (the “July 8-K”)).
10.2	Form of Stock Option Agreement (non-directors) (incorporated by reference to Exhibit 10.2 of the July 8-K).
10.3	Form of Stock Option Agreement (directors) (incorporated by reference to Exhibit 10.3 of the July 8-K).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 22, 2005	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ J. Michael Dodson
J. Michael Dodson
Senior Vice President of Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller and Chief
Accounting Officer
(Principal Accounting Officer)