Form 10-Q
period 2005-11-26
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2005-12-22
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number:  0-12853

ELECTRO SCIENTIFIC INDUSTRIES, INC.

Oregon	93-0370304
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

13900 N.W. Science Park Drive, Portland, Oregon	97229
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (503) 641-4141

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock at December 20, 2005 was 28,839,891 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 26,	May 28,
	2005	2005

Assets
Current assets:
Cash and cash equivalents	$93,908	$61,314
Marketable securities	129,484	137,753
Total cash and securities	223,392	199,067

Trade receivables, net of allowances of $659 and $833	35,307	36,163
Income tax refund receivable	1,418	9,227
Inventories	59,908	59,533
Shipped systems pending acceptance	3,265	4,014
Deferred income taxes	13,107	10,930
Prepaid and other current assets	4,964	3,169
Total current assets	341,361	322,103

Long-term marketable securities	7,380	19,834
Property, plant and equipment, net of accumulated depreciation of $48,392 and $45,598	38,310	32,959
Deferred income taxes, net	14,673	16,955
Other assets	16,213	11,706
Total assets	$417,937	$403,557

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,291	$3,961
Accrued liabilities	28,747	29,455
Deferred revenue	13,342	12,986
Total current liabilities	53,380	46,402

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 authorized; 28,737 and 28,615 shares issued and outstanding	159,943	156,367
Retained earnings	205,734	201,199
Accumulated other comprehensive loss	(1,120)	(411)
Total shareholders’ equity	364,557	357,155
Total liabilities and shareholders’ equity	$417,937	$403,557

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004

Net sales	$48,643	$66,004	$93,151	$138,624
Cost of sales	27,475	33,178	52,336	68,912
Gross profit	21,168	32,826	40,815	69,712

Operating expenses:
Selling, service and administration	11,365	15,326	22,442	30,204
Research, development and engineering	7,983	7,746	15,812	14,306
	19,348	23,072	38,254	44,510
Operating income	1,820	9,754	2,561	25,202

Interest income	2,393	1,773	3,876	3,323
Interest expense	(29)	(1,786)	(58)	(3,572)
Other expense, net	(94)	(191)	(307)	(324)
	2,270	(204)	3,511	(573)
Income before income taxes	4,090	9,550	6,072	24,629
Provision for income taxes	902	1,604	1,537	6,037
Net income	$3,188	$7,946	$4,535	$18,592

Net income per share - basic	$0.11	$0.28	$0.16	$0.66

Net income per share - fully diluted	$0.11	$0.28	$0.16	$0.64

Weighted average number of shares - basic	28,705	28,443	28,674	28,329

Weighted average number of shares - fully diluted	28,997	28,541	28,896	32,315

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	November 26, 2005	November 27, 2004

Cash flows from operating activities:
Net income	$4,535	$18,592
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,261	4,593
Tax benefit of stock options exercised	890	543
Provision for doubtful accounts	(144)	200
Loss on disposal of property and equipment	46	253
Deferred income taxes	320	5,617
Changes in operating accounts:
Increase in trade receivables, net	(491)	(536)
(Increase) decrease in income tax refund receivable	7,809	(1,430)
(Increase) decrease in inventories, net	1,578	(13,523)
Decrease in shipped systems pending acceptance	749	2,157
Increase in prepaid and other current assets	(1,855)	(1,617)
Increase (decrease) in accounts payable and other current liabilities	7,533	(11,914)
Increase (decrease) in deferred revenue	356	(2,611)
Net cash provided by operating activities	25,587	324

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,478)	(2,109)
Proceeds from the sale of property and equipment	—	92
Proceeds from the sale of assets held for sale	—	2,361
Maturity of restricted securities	—	2,955
Purchase of securities	(275,932)	(248,647)
Proceeds from sales of securities and maturing securities	296,507	251,833
Increase in other assets	(6,373)	(780)
Net cash provided by investing activities	4,724	5,705

Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	2,283	4,922
Net cash provided by financing activities	2,283	4,922

Net change in cash and cash equivalents	32,594	10,951

Cash and cash equivalents:
Beginning of period	61,314	80,358
End of period	$93,908	$91,309

Supplemental cash flow information:
Cash paid for interest	$—	$(3,082)
Income tax refunds received	8,603	4
Cash paid for income taxes	(1,156)	(2,795)

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

Note 2 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market.  Components of inventories were as follows (in thousands):

	November 26, 2005	May 28, 2005
Raw materials and purchased parts	$38,551	$37,367
Work-in-process	9,102	4,471
Finished goods	12,255	17,695
	$59,908	$59,533

Note 3 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 26, 2005	May 28, 2005

Payroll-related	$6,950	$8,275
Product warranty	3,278	3,625
Accrual for loss on purchase commitments	293	343
Income taxes payable	11,426	11,623
Other	6,800	5,589
	$28,747	$29,455

See Note 4 for a discussion of the accrual for product warranty.

Note 4 — Product Warranty

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

Following is a reconciliation of the change in the aggregate accrual for product warranty for the six months ended November 26, 2005 and November 27, 2004 (in thousands):

	November 26, 2005	November 27, 2004
Product warranty accrual, beginning	$3,625	$4,720
Warranty charges incurred	(4,209)	(5,006)
Inventory credits	1,812	1,927
Provision for warranty charges	2,050	2,882
Product warranty accrual, ending	$3,278	$4,523

Note 5 — Deferred Revenue

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

The following is a reconciliation of the changes in deferred revenue for the six months ended November 26, 2005 and November 27, 2004 (in thousands):

	November 26, 2005	November 27, 2004
Deferred revenue, beginning	$12,986	$11,985
Revenue deferred	9,547	13,124
Revenue recognized	(9,191)	(15,734)
Deferred revenue, ending	$13,342	$9,375

Note 6 - Earnings Per Share

Following is a reconciliation of weighted average shares outstanding and adjustments to net income used in the calculation of basic and diluted earnings per share (EPS) for the three months and six months ended November 26, 2005 and November 27, 2004 (in thousands):

	Three months ended		Three months ended
	November 26, 2005		November 27, 2004
	Net Income	Shares	Net Income	Shares

Net income available to common shareholders – basic	$3,188	28,705	$7,946	28,443
Effect of dilutive stock options	—	292	—	98
Net income available to common shareholders – fully diluted	$3,188	28,997	$7,946	28,541

	Six months ended		Six months ended
	November 26, 2005		November 27, 2004
	Net Income	Shares	Net Income	Shares

Net income available to common shareholders – basic	$4,535	28,674	$18,592	28,329
Effect of dilutive stock options	—	222	—	170
Effect of 4 1/4 % convertible subordinated notes	—	—	2,179	3,816
Net income available to common common shareholders – fully diluted	$4,535	28,896	$20,771	32,315

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	Three months ended		Six months ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Employee stock options	2,603	3,540	2,720	3,531
4 1/4 % convertible subordinated notes	—	3,816	—	—
	2,603	7,356	2,720	3,531

Note 7 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended		Six months ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004

Net income	$3,188	$7,946	$4,535	$18,592
Net unrealized gain (loss) on foreign exchange hedge contracts	18	(21)	29	7
Foreign currency translation adjustment	(353)	594	(590)	545
Net unrealized gain (loss) on securities classified as available for sale	(81)	(127)	(148)	527
	$2,772	$8,392	$3,826	$19,671

Note 8 — Stock Based Compensation Plans

The Company has elected to use the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, subsequently amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, to account for stock options, stock bonuses, restricted stock, time-based restricted stock units or performance-based restricted stock units issued to its employees under its stock compensation plans, and amortizes deferred compensation, if any, ratably over the vesting period of the awards.

Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the measurement date, which is typically the award’s grant date.  Compensation expense, if any, is included in operating results over the vesting period of the underlying options using the straight-line method.  Compensation expense resulting from the issuance of time-based restricted stock and restricted stock units is calculated based on the fair market value on the date of grant and is included in operating results over the related vesting period using the straight line method.  Compensation expense resulting from the issuance of performance-based restricted stock units is recorded when performance is probable and can be reasonably estimated, and is calculated based upon current fair market values (adjusted each period) until such time as the number of units an employee is entitled to receive is fixed or determinable.  During the first half of fiscal 2006 and fiscal 2005, the Company recorded $0.9 million and $0.4 million, respectively, of compensation expense related to grants of restricted stock and restricted stock units on a pre-tax basis.  No compensation cost has been recognized for employee stock purchase plan (ESPP) shares which are issued at a fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date.

Pro forma fair value disclosures required by SFAS No. 123 are presented below and reflect the impact on net income and net income per share as if the fair value of stock-based awards to employees had been applied (in thousands, except per share data):

	Three months ended		Six months ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004

Net income, as reported	$3,188	$7,946	$4,535	$18,592
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	119	136	599	262
Deduct – Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(2,218)	(1,158)	(4,957)	(13,558)
Net income, pro forma	$1,089	$6,924	$177	$5,296
Net income per share – basic, as reported	$0.11	$0.28	$0.16	$0.66
Net income per share – fully diluted, as reported	$0.11	$0.28	$0.16	$0.64
Net income per share – basic, pro forma	$0.04	$0.24	$0.01	$0.19
Net income per share – fully diluted, pro forma	$0.04	$0.24	$0.01	$0.16

The Black-Scholes option pricing model is utilized to determine the fair value of stock options under SFAS No. 123. The following weighted average assumptions were made in calculating the value of all options granted during the periods presented:

	Three months ended		Six months ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004

Risk-free interest rate	4.21%	3.38%	3.93%	3.58%
Expected dividend yield	0%	0%	0%	0%
Expected lives	4.9 years	5.6 years	5.0 years	5.6 years
Expected volatility	57.85%	65.82%	59.33%	65.65%

The following weighted average assumptions were made in calculating the value of all shares issued under the ESPP during the periods presented:

	Three months ended		Six months ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004

Risk-free interest rate	4.15%	2.30%	4.06%	2.28%
Expected dividend yield	0%	0%	0%	0%
Expected lives	1.1 years	1.2 years	1.1 years	1.2 years
Expected volatility	39.18%	54.40%	42.15%	54.40%

Note 9 — Legal Proceedings

On August 24, 2005, the Company executed a Provisional Attachment Order (the Attachment Order) issued by the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan.  In its petition requesting the Attachment Order, the Company alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes the Company’s Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent).  This patent corresponds to the Company’s U.S. Patent No. 5,842,579.  The patented technology is used in the Company’s Model 3340 Multifunction MLCC Tester. All Ring has filed a bond with the Court to obtain relief from the attachment of its assets.  The bond provides security to the Company with respect to its patent infringement claim against All Ring.

On September 19, 2005, the Court granted the Company’s petition for a Preliminary Injunction, and issued a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester, or importing the Capacitor Tester for any of these purposes, until final judgment is entered in the formal patent infringement action.  Pursuant to the Court’s Order, the Company was required to post with the Court a Taiwan dollar security bond of approximately US$6.8 million, which is included in Other Assets on the accompanying consolidated balance sheet at November 26, 2005.  The Court then executed the Preliminary Injunction Order in late October 2005.  All Ring appealed the Preliminary Injunction Order on November 1, 2005.  The Company intends to file an opposition to the appeal.  On November 10, 2005, All Ring filed a petition to post a counterbond to revoke the execution of the Preliminary Injunction Order. The Court granted the counterbond petition on December 14, 2005.  The Court’s order allows All Ring to obtain relief from the Preliminary Injunction Order if it posts a bond in the amount of approximately US$6.8million.

On October 27, 2005, the Company filed a formal patent infringement action against All Ring in the Court.  All Ring filed a defense brief responding to the complaint in late November 2005.

On November 18, 2005, All Ring filed a cancellation action against the Company’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). The IPO has not yet served the Company with All Ring’s brief.

The Company intends to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

Note 10 - New Accounting Pronouncements

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

During the first half of fiscal 2006 we experienced market demand for our products at slightly improved levels compared to the latter half of fiscal 2005.  Orders for the second half of fiscal 2005 were $91.8 million.  Order volume was $34.8 million in the first quarter of fiscal 2006 and increased to $64.9 million in the second quarter of fiscal 2006 for a total of $99.7 million.  The increase in the second quarter of fiscal 2005 was driven by a significant rise in semiconductor group orders and an increase in passive component group orders discussed below, offset by a decrease in electronic interconnect group orders.

With respect to our semiconductor group, orders in the second quarter of fiscal 2006 tripled from the order level in the previous quarter, partially due to the timing of certain large orders received early in the second quarter.  We experienced an increase in semiconductor group orders for our IR-based memory link-processing tools from multiple customers.  The first large volume order for our new UV-based tool was also received in the second quarter.  We anticipate continued strength in the memory repair area as our customers ramp their 90nm production capability and enjoy growth in higher density memory devices.

The increase in orders also reflected a slight increase in passive component group orders, with customers reporting high levels of factory utilization, some of whom are exceeding 90% utilization.  Many manufacturers continue to be cautious before placing equipment orders During the quarter, we also received orders from Japanese customers for our electrical test and visual test solutions.  We hope to build on these successes to achieve greater market penetration in Japan.

Shipments were $48.8 million in the second quarter of fiscal 2006, representing a 9.5% increase from shipments of $44.6 million in the first quarter of fiscal 2006.  Deferred revenue remained essentially unchanged at the end of the first and second quarters of fiscal 2006 at approximately $13 million. Accordingly, net sales for the second quarter were $48.6 million, increasing 9.3% from $44.5 million for the first quarter of fiscal 2006.

Gross margin on second quarter sales of $48.6 million was 43.5%, representing a slight decrease from the prior quarter margin of 44.1%, on sales of $44.5 million.  The margin impact from the sale of previous generation EIG product was partially offset by favorable overhead absorption on increased production levels. Third quarter shipments and net sales are currently estimated to be in the range of $50 million to $60 million and related gross margins are expected to be in the mid-40s.

Operating expenses were $19.3 million for the second quarter compared to $18.9 million in the first quarter of fiscal 2006.  We anticipate operating expenses to increase in the third quarter of fiscal 2006 by approximately $1 million as we increase our investment in research and development.

Net other income was $2.3 million in the second quarter of fiscal 2006, compared to net other income of $1.2 million in the first quarter of fiscal 2006.  The increase is attributed to a $0.7 million interest payment received on an income tax refund and increasing yields on our investment portfolio.

The income tax provision recorded for the second quarter of fiscal 2006 was $0.9 million on pretax income of $4.1 million, compared to $0.6 million on pretax income of $2.0 million for the first quarter of 2006. The effective tax rate in the second quarter of fiscal 2006 was 22% compared to 32% in the first quarter of fiscal 2006.  Included in the rate this quarter is a benefit for state tax refunds resulting from the settlement of our IRS examinations as well as a benefit from an adjustment to our accrued taxes on foreign earnings.  These benefits were offset by an increase in the valuation allowance on state tax operating loss carryforwards resulting from a change in state tax laws during the quarter.  The effective tax rate for the third quarter of fiscal 2006 is expected to be approximately 20%.

Net income for the second quarter of fiscal 2006 was $3.2 million or $0.11 per share on a basic and fully diluted basis, compared to $1.3 million, or $0.05 per share on a basic and fully diluted basis for the first quarter of fiscal 2006.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended		Six months ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.5	50.3	56.2	49.7
Gross margin	43.5	49.7	43.8	50.3
Selling, service and administrative	23.4	23.2	24.1	21.8
Research, development and engineering	16.4	11.7	17.0	10.3
Operating income	3.7	14.8	2.7	18.2
Total other income (expense), net	4.7	(0.3)	3.8	(0.4)
Income before taxes	8.4	14.5	6.5	17.8
Income tax provision	1.9	2.5	1.7	4.4
Net income	6.6%	12.0%	4.9%	13.4%

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	November 26, 2005		November 27, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor (SG)	$25,237	52%	$35,658	54%
Passive Components (PCG)	12,033	25	17,979	27
Electronic Interconnect (EIG)	11,373	23	12,367	19
	$48,643	100%	$66,004	100%

	Six months ended
	November 26, 2005		November 27, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Semiconductor (SG)	$53,138	57%	$79,671	57%
Passive Components (PCG)	23,082	25	38,582	28
Electronic Interconnect (EIG)	16,931	18	20,371	15
	$93,151	100%	$138,624	100%

Net sales were $48.6 million for the quarter ended November 26, 2005, a decrease of $17.4 million or 26.3% compared to $66.0 million for the quarter ended November 27, 2004.  Sales decreased $10.4 million or 29.2% for SG, $6.0 million or 33.1% for PCG and $1.0 million or 8.0% for EIG, compared to the same period in the prior year.

The sales decreases in SG are attributed primarily to a decrease in system sales volumes.   Net sales in the second quarter of the prior year included higher volumes of memory repair product sales driven by DRAM manufacturer capacity requirements. SG net sales in the fourth quarter of 2004 were $54.1 million followed by sequential volume decreases continuing throughout fiscal 2005 and fiscal 2006 to date. This decreasing capital investment trend is consistent with the trend in the overall semiconductor market compared to the prior year.  SG net sales amounts have ranged between $25 and $30 million over the four most recent quarters.

The decrease in second quarter fiscal 2006 PCG sales compared to the same quarter in the prior year is due to continuing caution by component manufacturers, who are evaluating the sustainability of utilization rates before placing equipment orders. In the first quarter of the prior year, PCG sales reached a four-quarter peak, driven by demand for passive components processed by our laser trim and passive test systems.   PCG net sales have ranged between approximately $10 million and $12 million for the four most recent quarters.

EIG sales levels decreased compared to the same quarter in the prior year as a result of industry softness.  Sales in the second quarter of fiscal 2006 increased over the first quarter of fiscal 2006 due to customer acceptances received on interconnect package drilling systems and upgrades that were included in deferred revenue at the beginning of the fiscal year, as well as higher volume shipments of other drilling systems.  EIG net sales have ranged from approximately $6 million to $7 million for the three most recent fiscal quarters and are approximately $11 million in the current quarter.

Net sales were $93.2 million for the six months ended November 26, 2005, a decrease of $45.4 million or 32.8% compared to $138.6 million for the six months ended November 27, 2004.  Of the decrease, $26.5 million resulted from decreased sales in the SG product lines, $15.5 million resulted from decreased PCG sales and $3.4 million resulted from decreased EIG sales.  The fiscal year-to-date net sales decreases compared to the same period in fiscal 2005 are the result of peak sales cycles experienced in early fiscal 2005.

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	November 26, 2005		November 27, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Asia	$38,956	80.1%	$46,142	69.9%
United States	7,250	14.9	12,185	18.5
Europe	2,437	5.0	7,677	11.6
	$48,643	100%	$66,004	100%

	Six months ended
	November 26, 2005		November 27, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Asia	$69,894	75.0%	$104,678	75.5%
United States	16,800	18.1	20,733	15.0
Europe	6,457	6.9	13,213	9.5
	$93,151	100%	$138,624	100%

Total net sales in the second quarter of fiscal 2006 to Asia, the United States and Europe decreased $7.2 million, $4.9 million and $5.2 million, respectively, compared to the same quarter in the prior fiscal year consistent with the market trends described above.  Asian sales as a percentage of total net sales increased in the second quarter of fiscal 2006 compared to the same period in the prior year due to product acceptances received from EIG customers in Taiwan and PCG customers in Japan.  For the six months ended November 26, 2005, compared to the six months ended November 27, 2004, sales by region were consistently weighted to Asia.

Gross Profit

Gross profit was $21.2 million (43.5% of net sales) for the second quarter of fiscal 2006 compared to $32.8 million (49.7% of net sales) for the second quarter of fiscal 2005.  Shipments in the second quarter of fiscal 2006 decreased 16.0% compared to the same quarter in fiscal 2005.  Decreased shipment levels resulted in lower volume-based manufacturing efficiencies and reduced overhead absorption resulting in higher costs per unit.  Additionally, the second quarter of fiscal 2006 reflects an unfavorable margin impact from the sale of previous generation EIG product.

Gross profit for the six month period ended November 26, 2005 was $40.8 million (or 43.8% of net sales) compared to $69.7 million (or 50.3% of net sales) for the same six month period in the prior fiscal year.  This represents a 6.5% decline in gross margin rates, which can be attributed to the same factors described in the quarterly comparisons above.  In particular, shipments of $93.4 million in the first six months of fiscal 2006 were approximately 31.3% lower than shipments of $136.0 for the same six months in fiscal 2005.

Operating Expenses

Selling, Service and Administrative Expenses

	Three months ended		Six months ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004

Selling, service and administration	$11,365	$15,326	$22,442	$30,204
Included in totals above:
Patent litigation settlement and legal fees	—	2,240	—	2,240
Legal and professional fees — investigation and securities litigation	15	359	23	767
Impact of special charges	$15	$2,599	$23	$3,007

The primary items included in selling, service and administrative expenses are employee compensation and other related expenses, travel expenses, professional fees and facilities costs. Selling, service and administrative expenses were $11.4 million (23.4% of net sales) in the second quarter of fiscal 2006, a decrease of $3.9 million compared to $15.3 million (23.2% of net sales) in the second quarter of fiscal 2005.

The second quarter of fiscal 2005 includes $0.4 million in special charges for professional fees related to the 2003 audit committee investigation and securities litigation and $2.2 million related to a patent litigation settlement.  Exclusive of these special charges, selling, service and administrative expenses decreased $1.4 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and decreased $4.8 million in the six months ended November 26, 2005 compared to the same period in the prior year.  The decrease is primarily due to a reduction in payroll and related costs resulting from restructuring and other cost containment initiatives implemented in the third quarter of fiscal 2005.  Additionally, commission expenses decreased due to the reduction in revenue compared to the second quarter of fiscal 2005.  These savings were partially offset by increases in spending related to the enterprise resource planning system implementation project.

Research, Development and Engineering Expenses

Research, development and engineering expenses are primarily comprised of employee compensation and other related expenses, professional fees, project materials, equipment and facilities costs.  Expenses associated with research, development and engineering totaled $8.0 million (16.4% of net sales) for the second quarter of fiscal 2006, representing a $0.3 million increase from expenses of $7.7 million (11.7% of net sales) for the second quarter of fiscal 2005.  The increase in expenses in the second quarter compared to the prior year is primarily due to an increase in labor and other employee-related expenses.

For the six months ended November 26, 2005, research, development and engineering expenses increased $1.5 million to $15.8 million (17.0% of net sales) compared to $14.3 million (10.3% of net sales) for the six months ended November 27, 2004.  In addition to increases in labor and employee-related expenses on a year-to-date basis, the expenses for this period reflected an increase in patent registration and maintenance charges and increased project investments for research and development of new products in existing and emerging markets.  We anticipate this trend will continue into the third quarter of fiscal 2006 as we continue to increase our investment in research and development projects.

Other Income (Expense)

Interest income was $2.4 million in the second quarter of 2006, compared to $1.8 million in the same quarter of 2005, an increase of $0.6 million. Interest income was $3.9 million in the first six months of 2006, compared to $3.3 million in the same six months of 2005, an increase of $0.6 million. The increases are primarily due to the receipt of $0.7 million of interest relating to income tax refunds received during the second quarter of fiscal 2006 and increased yields on invested assets, consistent with increases in market interest rates on cash equivalents and debt securities over the past year.  These increases in interest income were partially offset by the lower amount of invested assets resulting from the redemption of our $145.0 million convertible subordinated notes in March 2005.  Cash, cash equivalents and investments were $231 million at November 26, 2006 compared to $338 million at November 27, 2004.

Interest expense decreased by $1.8 million or 98% in the second quarter of 2006, compared to the same quarter of fiscal 2005, and decreased by $3.5 million or 98% in the first six months of 2006, compared to the first six months of fiscal 2005, due to the redemption of our convertible subordinated notes in March 2005.

Income Taxes

The income tax provision recorded for the second quarter of fiscal 2006 was $0.9 million on pretax income of $4.1 million.  Comparatively, the income tax provision was $1.6 million on pretax income of $9.6 million in the second quarter of fiscal 2005.  The fiscal year-to-date provision for income taxes at November 26, 2005 is $1.5 million on pretax income of $6.1 million compared to an income tax provision of $6.0 million on pretax income of $24.6 million in the six months ended November 27, 2004.

The effective tax rate in the second quarter was 22% compared to 32% in the prior quarter.  Included in the rate this quarter is a benefit for state tax refunds resulting from the settlement of our IRS examination and a benefit resulting from an adjustment to the company’s accrued taxes on foreign earnings, both of which were offset by a $1.1 million increase in the valuation allowance against state tax operating loss carryforwards resulting from changes in state tax laws during the quarter.

As previously disclosed, during the first quarter of fiscal 2006 we received notice from the IRS that the Joint Committee on Taxation accepted, without exception, a special report that resulted from an examination of the company’s tax years 1996 through 2003.  During the second quarter of fiscal 2006 we received $7.2 million in expected tax refunds, plus interest of $0.7 million.

The effective tax rate for the third quarter of fiscal 2006 is expected to be approximately 20%.  The effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns.  Based on currently available information, we are not aware of any such discrete events which are likely to occur and which would have a materially adverse effect on our financial position, expected cash flows or results of operations.

Net Income

Net income for the three and six months ended November 26, 2005 was $3.2 million (6.6% of net sales) or $0.11 per share on a basic and fully diluted basis and $4.5 million (4.9% of net sales) or $0.16 per share on a fully diluted basis, respectively.  For the three and six months ended November 27, 2004, we recorded a net income of $7.9 million (12.0% of net sales) or $0.28 per basic and fully diluted share and $18.6 million (13.4% of net sales) or $0.66 per basic and $0.64 per fully diluted share, respectively.

Liquidity and Capital Resources

At November 26, 2005, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities of $230.8 million and accounts receivable of $35.3 million.  At November 26, 2005, we had a current ratio of 6.4:1 and no long-term debt.  Working capital increased to $288.0 million at November 26, 2005 from $275.7 million at May 28, 2005.  We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Cash flows from operating activities for the six months ended November 26, 2005 totaled $25.6 million.  Cash totaling $9.9 million was provided by net income adjusted for non-cash items. Other significant factors impacting cash flows from operations included increases in prepaid and other current assets, receipt of income tax refunds and increases in current liabilities.

Net inventories remained essentially unchanged at $59.9 million at the end of the second quarter compared to $59.5 million at May 28, 2005.  However, $1.6 million in capitalized systems included in other long-term assets at May 28, 2005 were sold during the six months ended November 26, 2005 resulting in an increase in cash flows from inventory transactions.

Payables and current liabilities were $40.0 million at November 26, 2005 compared to $33.4 million at May 28, 2005, an increase of $6.6 million. The increase is primarily due to increased inventory purchases in the second quarter of fiscal 2006 in anticipation of shipments in future quarters.

Cash flows from investing activities totaled $4.7 million for the six months ended November 26, 2005. Capital expenditures totaled $9.5 million during this period and were principally comprised of costs related to the implementation of a new enterprise resource planning system and a major refurbishment of research and development clean rooms and laboratories. We also generated $20.6 million net in cash and cash equivalents through the maturity and sale of investments in our portfolio of marketable securities offset by certain reinvestments. We anticipate remaining capital expenditures related to the implementation of the new enterprise resource planning system in fiscal 2006 will total approximately $4 million.

Cash flows from investing activities also included a $6.8 million increase in other assets for a Taiwan dollar deposit security bond posted with the Kaohsiung Court in Taiwan related to our filing of a patent infringement suit against All Ring Tech Co., Ltd. in that jurisdiction.  This deposit will be held by the court pending final resolution of the matter.

Cash flows from financing activities of $2.3 million were comprised of proceeds from the exercise of stock options and ESSP purchases for the six months ended November 26, 2005.

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

After experiencing a significant increase in orders in fiscal 2004, we experienced reduced demand beginning in the first quarter of fiscal 2005 which continued through the first quarter of fiscal 2006.  Net sales decreased each quarter from $81.8 million in the fourth quarter of fiscal 2004 to $44.5 million in the first quarter of fiscal 2006.  Net income (loss) decreased each quarter from a peak of $16.2 million in the fourth quarter of fiscal 2004 to ($0.8 million) in the fourth quarter of fiscal 2005.  We cannot assure you when demand for our products will increase or that demand will not decrease.  Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During any downturn, it will be difficult for us to maintain our sales levels.  As a consequence, to maintain profitability we will need to reduce our operating expenses.  For example, in December 2004 we announced an operational restructuring and reduction in force to reduce our expenses in connection with the most recent downturn.  Our ability to quickly reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and our subsequent ability to implement those actions and realize expected cost savings.  Additionally, we may be unable to defer capital expenditures and we will need to continue to invest in certain areas such as research and development.  An economic downturn may also cause us to incur charges related to impairment of assets and inventory write-offs and we may also experience delays in payments from our customers, which would have a negative effect on our financial results.

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

In addition, we derive a substantial portion of our revenue from the sale of a relatively small number of products.  Consequently, shipment and/or customer acceptance delays, including acceptance delays related to new product introductions or customizations, could significantly impact our recognition of revenue and could be further magnified by announcements from us or our competitors of new products and technologies, which announcements could cause our customers to defer purchases of our systems or purchase products from our competitors.  Any of these delays could result in a material adverse change in our results of operations for any particular period.

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

Our success is dependent upon the protection of our proprietary rights.  In the high technology industry, intellectual property is an important asset that is always at risk of infringement.  We incur substantial costs to obtain and maintain patents and defend our intellectual property.  For example, we have initiated litigation alleging that certain parties have violated various patents of ours, such as the action we initiated in Taiwan against All Ring Tech Co., Ltd. in August 2005.  We rely upon the laws of the United States and of foreign countries in which we develop, manufacture or sell our products to protect our proprietary rights.  However, these proprietary rights may not provide the competitive advantages that we expect or other parties may challenge, invalidate or circumvent these rights.

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

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract, retain and assimilate additional personnel.  The loss of key personnel could have a material adverse effect on our business or results of operations.  We may not be able to retain our key managerial, financial, engineering and technical employees. For example, our Chief Financial Officer resigned effective December 7, 2005 and we are currently in the process of searching for a new Chief Financial Officer.  Attracting qualified personnel may be difficult and our efforts to attract and retain these personnel may not be successful.  In addition, we may not be able to assimilate qualified personnel, including any new members of senior management, which could disrupt our operations.

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

•                  Acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company; and

•                  Difficulties establishing satisfactory internal controls at acquired companies.

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

Our business and operating results are subject to uncertainties arising out of the possibility of regional or global economic disruptions (including those resulting from natural disasters and outbreaks of infectious disease), the economic consequences of military action or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce.  In particular, due to these uncertainties we are subject to:

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

Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

In connection with our fiscal 2005 audit, we documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Our ability to maintain internal controls may be negatively impacted by our planned implementation of a new enterprise resource planning system in fiscal 2006.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

•                  potential delay in the processing of customer orders for shipment of products;

•                  diversion of management’s attention away from normal daily operations of our business;

•                  increased demand on our support operations;

•                  initial dependence on an unfamiliar system while training personnel in its use; and

•                  initial increase in operating expenses for a few quarters surrounding the implementation date resulting from training, conversion and transition support activities.

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

The Company’s tax rates are subject to fluctuation, which could impact our financial position, and our estimates of tax liabilities may be subject to audit which could result in additional assessments.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions.  During the ordinary course of business there are many transactions and calculations for which the ultimate tax determination is uncertain.  Significant judgment is exercised in determining our world wide provisions for income taxes.  Furthermore, we are regularly under audit by tax authorities.  Although we believe our tax estimates are reasonable, the final outcome of tax audits and examinations could be materially different than which is reflected in historical income tax accruals.  If additional taxes are assessed as a result of an examination, a material effect on our financial results, tax positions or cash flows could occur in the period or periods in which the determination is made.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our 2005 Annual Report on Form 10-K for our fiscal year ended on May 28, 2005.

Item 4.  Controls and Procedures

Attached to this quarterly report as exhibits 31.1 and 31.2 are the certifications of our President and Chief Executive Officer and our Interim Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications).  This portion of our quarterly report on Form 10-Q is our disclosure of the conclusions of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures.  You should read this disclosure in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended November 26, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On August 24, 2005, ESI executed a Provisional Attachment Order (the Attachment Order) issued by the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan.  In its petition requesting the Attachment Order, ESI alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes our Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent).  This patent corresponds to our U.S. Patent No. 5,842,579.  The patented technology is used in the Model 3340 Multifunction MLCC Tester.  All Ring has filed a bond with the Court to obtain relief from the attachment of its assets.  The bond provides security to ESI with respect to its patent infringement claim against All Ring.

On September 19, 2005, the Court granted our petition for a Preliminary Injunction, and issued a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester, or importing the Capacitor Tester for any of these purposes, until final judgment is entered in the formal patent infringement action.  Pursuant to the Court’s Order, ESI was required to post with the Court a Taiwan dollar security bond of approximately US$6.8 million, which is included in other assets on the accompanying consolidated balance sheet at November 26, 2005.  The Court then executed the Preliminary Injunction Order in late October 2005.  All Ring appealed the Preliminary Injunction Order on November 1, 2005.  We intend to file an opposition to the appeal.  On November 10, 2005, All Ring filed a petition to post a counterbond to revoke the execution of the Preliminary Injunction Order. The Court granted the counterbond petition on December 14, 2005.  The Count’s order allows All Ring to obtain relief from the Preliminary Injunction Order if it posts a bond in the amount of approximately US$6.8million.

On October 27, 2005, we filed a formal patent infringement action against All Ring in the Court.  All Ring filed a defense brief responding to the complaint in late November 2005.

On November 18, 2005, All Ring filed a cancellation action against the Company’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). The IPO has not yet served the Company with All Ring’s brief.

We intend to vigorously pursue our patent infringement claims against All Ring and defend against the cancellation action.

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of the Company was held pursuant to notice at 1:00 p.m. Pacific time on October 20, 2005 at the Company’s offices in Portland, Oregon to consider and vote upon:

Proposal 1	To elect three directors for a term of three years.
Proposal 2	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 3, 2006

The results of the voting on these proposals were as follows:

Proposal 1

Election of Directors	For	Withheld
Barry L. Harmon	24,607,151	700,718
W. Arthur Porter	24,570,450	737,419
Gerald F. Taylor	24,659,212	648,657

	For	Against	Abstentions	Broker Non- Votes
Proposal 2	23,850,222	1,434,765	22,882	3,365,773

Item 6.  Exhibits

This list is intended to constitute the exhibit index.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.
3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.
3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.
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

Dated: December 21, 2005	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller, Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)