Form 10-Q
period 2006-02-25
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2006-03-22
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006

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

Registrant’s web address: www.esi.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒                Accelerated filer    ☐                Non-accelerated filer    ☐

The number of shares outstanding of the Registrant’s Common Stock at March 21, 2006 was 28,995,039 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 25, 2006	May 28, 2005
Assets
Current assets:
Cash and cash equivalents	$94,764	$61,314
Marketable securities	129,779	137,753

Total cash and securities	224,543	199,067
Trade receivables, net of allowances of $671 and $833	47,382	36,163
Income tax refund receivable	1,227	9,227
Inventories	61,031	59,533
Shipped systems pending acceptance	4,700	4,014
Deferred income taxes	12,442	10,930
Prepaid and other current assets	4,367	3,169

Total current assets	355,692	322,103
Long-term marketable securities	960	19,834
Property, plant and equipment, net of accumulated depreciation of $49,902 and $45,598	42,273	32,959
Deferred income taxes, net	13,111	16,955
Other assets	17,420	11,706

Total assets	$429,456	$403,557

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,080	$3,961
Accrued liabilities	24,234	29,455
Deferred revenue	15,637	12,986

Total current liabilities	48,951	46,402
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 authorized; 28,993 and 28,615 shares issued and outstanding	165,248	156,367
Retained earnings	216,091	201,199
Accumulated other comprehensive loss	(834)	(411)

Total shareholders’ equity	380,505	357,155

Total liabilities and shareholders’ equity	$429,456	$403,557

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net sales	$55,937	$49,084	$149,088	$187,708
Cost of sales	31,040	27,646	83,376	96,558

Gross profit	24,897	21,438	65,712	91,150
Operating expenses:
Selling, service and administration	11,287	12,290	33,729	42,494
Research, development and engineering	8,708	6,400	24,520	20,706

	19,995	18,690	58,249	63,200

Operating income	4,902	2,748	7,463	27,950
Interest income	2,087	1,867	5,963	5,190
Interest expense	(130)	(1,784)	(188)	(5,356)
Other expense, net	(158)	(161)	(465)	(485)

	1,799	(78)	5,310	(651)

Income before income taxes	6,701	2,670	12,773	27,299
Provision for (benefit from) income taxes	(3,656)	672	(2,119)	6,709

Net income	$10,357	$1,998	$14,892	$20,590

Net income per share - basic	$0.36	$0.07	$0.52	$0.73

Net income per share - fully diluted	$0.35	$0.07	$0.51	$0.72

Weighted average number of shares - basic	28,904	28,492	28,751	28,383

Weighted average number of shares - fully diluted	29,256	28,600	29,022	28,533

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	February 25, 2006	February 26, 2005
Cash flows from operating activities:
Net income	$14,892	$20,590
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,886	7,176
Tax benefit of stock options exercised	1,525	637
Provision for doubtful accounts	(167)	199
Loss on disposal of property and equipment	56	281
Deferred income taxes	2,347	6,271
Changes in operating accounts:
(Increase) decrease in trade receivables, net	(11,796)	16,645
(Increase) decrease in income tax refund receivable	8,000	(1,642)
Increase in inventories	(685)	(11,781)
(Increase) decrease in shipped systems pending acceptance	(686)	3,059
Increase in prepaid and other current assets	(1,229)	(1,346)
Increase (decrease) in accounts payable and accrued liabilities	579	(18,407)
Increase (decrease) in deferred revenue	2,651	(3,413)

Net cash provided by operating activities	22,373	18,269
Cash flows from investing activities:
Purchase of property, plant and equipment	(15,211)	(3,397)
Proceeds from the sale of property and equipment	—	92
Proceeds from the sale of assets held for sale	—	2,361
Maturity of restricted securities	—	6,251
Purchase of securities	(487,296)	(355,011)
Proceeds from sales of securities and maturing securities	513,875	393,938
Increase in other assets	(6,633)	(827)

Net cash provided by investing activities	4,735	43,407
Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	6,342	5,690

Net cash provided by financing activities	6,342	5,690

Net change in cash and cash equivalents	33,450	67,366
Cash and cash equivalents:
Beginning of period	61,314	80,358

End of period	$94,764	$147,724

Supplemental cash flow information:
Cash paid for interest	$(104)	$(6,163)
Income tax refunds received	8,718	4
Cash paid for income taxes	(1,817)	(3,376)

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

Note 2 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market. Components of inventories were as follows (in thousands):

	February 25, 2006	May 28, 2005
Raw materials and purchased parts	$39,617	$37,367
Work-in-process	6,945	4,471
Finished goods	14,469	17,695

	$61,031	$59,533

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 25, 2006	May 28, 2005
Payroll-related	$7,925	$8,275
Product warranty	3,443	3,625
Accrual for loss on purchase commitments	293	343
Income taxes payable	4,520	11,623
Other	8,053	5,589

	$24,234	$29,455

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

Following is a reconciliation of the change in the aggregate accrual for product warranty for the nine months ended February 25, 2006 and February 26, 2005 (in thousands):

	February 25, 2006	February 26, 2005
Product warranty accrual, beginning	$3,625	$4,720
Warranty charges incurred	(6,951)	(8,037)
Inventory credits	3,157	3,362
Provision for warranty charges	3,612	3,975

Product warranty accrual, ending	$3,443	$4,020

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

The following is a reconciliation of the changes in deferred revenue for the nine months ended February 25, 2006 and February 26, 2005 (in thousands):

	February 25, 2006	February 26, 2005
Deferred revenue, beginning	$12,986	$11,985
Revenue deferred	17,757	16,847
Revenue recognized	(15,106)	(20,259)

Deferred revenue, ending	$15,637	$8,573

Note 6 - Earnings Per Share

Following is a reconciliation of weighted average shares outstanding and adjustments to net income used in the calculation of basic and diluted earnings per share (EPS) for the three months and nine months ended February 25, 2006 and February 26, 2005 (in thousands):

	Three months ended February 25, 2006		Three months ended February 26, 2005
	Income	Shares	Income	Shares
Net income available to common shareholders – basic	$10,357	28,904	$1,998	28,492
Effect of dilutive stock compensation	—	352	—	108

Net income available to common shareholders – fully diluted	$10,357	29,256	$1,998	28,600

	Nine months ended February 25, 2006		Nine months ended February 26, 2005
	Income	Shares	Income	Shares
Net income available to common shareholders – basic	$14,892	28,751	$20,590	28,383
Effect of dilutive stock compensation	—	271	—	150

Net income available to common common shareholders – fully diluted	$14,892	29,022	$20,590	28,533

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Employee stock options	1,788	3,316	2,610	3,462
4 1/4% convertible subordinated notes	—	3,816	—	3,816

	1,788	7,132	2,610	7,278

Note 7 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net income	$10,357	$1,998	$14,892	$20,590
Net unrealized gain (loss) on foreign exchange hedge contracts	(26)	18	3	24
Foreign currency translation adjustment	433	128	(157)	672
Net unrealized gain (loss) on securities classified as available for sale	(121)	34	(269)	563

	$10,643	$2,178	$14,469	$21,849

Note 8 – Stock Based Compensation Plans

The Company has elected to use the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, subsequently amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to account for stock options, stock bonuses, restricted stock, time-based restricted stock units or performance-based restricted stock units issued to its employees under its stock compensation plans, and amortizes deferred compensation, if any, ratably over the vesting period of the awards.

Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the measurement date, which is typically the award’s grant date. Compensation expense, if any, is included in operating results over the vesting period of the underlying options using the straight-line method. Compensation expense resulting from the issuance of time-based restricted stock and restricted stock units is calculated based on the fair market value on the date of grant and is included in operating results over the related vesting period using the straight line method. Compensation expense resulting from the issuance of performance-based restricted stock units is recorded when performance is probable and can be reasonably estimated, and is calculated based upon current fair market values (adjusted each period) until such time as the number of units an employee is entitled to receive is fixed or determinable. During the first three quarters of fiscal 2006 and fiscal 2005, the Company recorded $1.0 million and $0.8 million, respectively, of compensation expense related to stock options and grants of restricted stock and restricted stock units on a pre-tax basis. No compensation cost has been recognized for employee stock purchase plan (ESPP) shares which are issued at a fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date.

Pro forma fair value disclosures required by SFAS No. 123 are presented below and reflect the impact on net income (loss) and net income (loss) per share as if the fair value of stock-based awards to employees had been applied (in thousands, except per share data):

	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net income, as reported	$10,357	$1,998	$14,892	$20,590
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	50	260	649	531
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,339)	(5,590)	(7,154)	(19,586)

Net income (loss), pro forma	$8,068	$(3,332)	$8,387	$1,535

Net income per share – basic, as reported	$0.36	$0.07	$0.52	$0.73

Net income per share – fully diluted, as reported	$0.35	$0.07	$0.51	$0.72

Net income (loss) per share – basic, pro forma	$0.28	$(0.12)	$0.29	$0.05

Net income (loss) per share – fully diluted, pro forma	$0.27	$(0.12)	$0.29	$0.05

The Black-Scholes option pricing model is utilized to determine the fair value of stock options under SFAS No. 123. The following weighted average assumptions were made in calculating the value of all options granted during the periods presented:

	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Risk-free interest rate	4.28%	3.60%	3.98%	3.58%
Expected dividend yield	0%	0%	0%	0%
Expected lives	4.9 years	5.7 years	5.0 years	5.6 years
Expected volatility	54.36%	65.91%	58.61%	65.66%

The following weighted average assumptions were made in calculating the value of all shares issued under the ESPP during the periods presented:

	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Risk-free interest rate	4.33%	2.33%	4.09%	2.30%
Expected dividend yield	0%	0%	0%	0%
Expected lives	1.1 years	1.3 years	1.1 years	1.2 years
Expected volatility	34.88%	54.39%	41.31%	54.40%

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

Three and nine months ended February 26, 2005
Cost of sales	$299
Selling, service and administrative	683
Research, developments and engineering	262

Total restructuring and cost management expenses	$1,244

Note 10 – Income Taxes

The income tax benefit for the third quarter of fiscal 2006 was $3.7 million on pre-tax income of $6.7 million. The third quarter tax benefit resulted from a $5.3 million reduction in accrued income taxes due to the statutory closure of various tax years, offset by income tax expense of $1.6 million. The income tax provision for the third quarter of fiscal 2005 was $0.7 million on pre-tax income of $2.7 million.

The income tax benefit for the nine months ended February 25, 2006 was $2.1 million on pre-tax income of $12.8 million. The year-to-date tax benefit resulted from a $5.3 million reduction in accrued income taxes as discussed above, offset by income tax expense of $2.7 million and other discrete income tax expense items totaling $0.5 million. The income tax provision for the nine months ended February 26, 2005 was $6.7 million on pre-tax income of $27.3 million.

Note 11 – Legal Proceedings

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

On September 19, 2005, the Court granted the Company’s petition for a Preliminary Injunction, and issued a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester, or importing the Capacitor Tester for any of these purposes, until final judgment is entered in the formal patent infringement action. Pursuant to the Court’s Order, the Company was required to post with the Court a Taiwan dollar security bond, which is included in Other Assets on the accompanying consolidated condensed balance sheet at February 25, 2006, and is valued at approximately US$7.0 million. The Court then executed the Preliminary Injunction Order in late October 2005. All Ring appealed the Preliminary Injunction Order on November 1, 2005, and the Company opposed the appeal. The High Court denied All Ring’s appeal on January 9, 2006. On November 10, 2005, All Ring filed a petition to post a counterbond to revoke the execution of the Preliminary Injunction Order, and the Company filed an opposition to the petition on December 2, 2005. The Court granted the counterbond petition on December 14, 2005. The Court’s order allows All Ring to obtain relief from the Preliminary Injunction Order if it posts a bond in the amount of approximately US$7.0 million. The Company appealed the counterbond order on December 30, 2005. The High Court has not yet decided the appeal. To date, All Ring has not posted a counterbond, and the Preliminary Injunction Order remains in effect.

On October 27, 2005, the Company filed a formal patent infringement action against All Ring in the Court. All Ring filed a defense brief responding to the complaint in late November 2005, and has filed subsequent supplemental defense briefs. The first hearing in the case was held on February 10, 2006.

On November 18, 2005, All Ring filed a cancellation action against the Company’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). The Company’s defense brief was filed on March 17, 2006.

The Company intends to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

Note 12 – New Accounting Pronouncements

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

We supply advanced laser microengineering systems that allow electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields of semiconductor devices, passive components and circuitry, high-density interconnect (HDI) circuit boards and advanced semiconductor packaging. Laser microengineering comprises a set of precise fine-tuning processes (laser trimming, link processing and via drilling) that require application-specific laser systems able to meet semiconductor and microelectronics manufacturers’ exacting performance and productivity requirements.

Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of multi-layer ceramic capacitors and other passive components, as well as original equipment manufacturer machine vision products.

The industry environment was generally favorable and indicative of steady growth during the third quarter of fiscal 2006, with orders of $53.0 million compared to average orders of $49.9 million per quarter over the first two quarters of fiscal 2006. Order volume was $34.8 million in the first quarter of fiscal 2006 and increased to $64.9 million in the second quarter. The large fluctuation between those two quarters was driven by the timing of several semiconductor group orders that were received shortly after the end of the first quarter. When compared to average quarterly orders for the first half of fiscal 2006, total third quarter orders were up due to increases in electronic interconnect and passive component group orders.

With respect to our semiconductor group, orders in the third quarter of fiscal 2006 decreased $16.3 million from the order level in the previous quarter, primarily due to the timing of certain large orders received early in the second quarter as noted above. Semiconductor group orders of $31.4 million in the current quarter are consistent with average orders of $31.3 million per quarter during the first and second quarters of fiscal 2006. During the third quarter of fiscal 2006, semiconductor group orders were primarily for our infrared (IR) based memory link processing systems as customers continue to add capacity for DRAM and NAND flash applications. Additionally, we received customer acceptance and recorded revenue for multiple Model 9835 systems shipped to a major customer during the third quarter of fiscal 2006. The Model 9835 is an ultraviolet (UV) based memory link processing system that delivers world class spot size with greater depth of focus for processing next generation integrated circuits. We are making continued progress with qualification of the UV system at other customers and additional shipments of this system are expected in the fourth quarter of fiscal 2006. We anticipate continued strength in the memory link repair area as our customers ramp their 90nm production capability and see growth in demand for higher density memory devices which use DRAM and NAND flash technologies.

Passive component group orders increased $2.8 million and 29% sequentially in the third quarter of fiscal 2006. The increase in orders was primarily from customers in Taiwan, Korea and Japan for both test and termination equipment. Our customers are reporting high levels of factory utilization, with several exceeding 90% utilization. In addition, the smallest multi-layer ceramic capacitor (MLCC) product lines are seeing continued shortages and price increases. Despite forecasted growth in the end-markets, many manufacturers continue to be cautious before placing equipment orders.

Electronic interconnect group orders increased $1.6 million and 21% sequentially in the third quarter of fiscal 2006. Demand in this market continues to be driven primarily by single-head UV drill systems for flex-circuit manufacturers.

Shipments were $58.2 million in the third quarter of fiscal 2006, representing a 19% increase from shipments of $48.8 million in the second quarter of fiscal 2006. This increase was driven by a $12.3 million improvement in semiconductor group shipments, stemming from orders received in the second quarter of fiscal 2006. Net sales for the third quarter were $55.9 million, increasing 15% from $48.6 million for the second quarter of fiscal 2006, driven by the improved semiconductor group shipments in the current quarter. Deferred revenue increased $2.3 million to $15.6 million during the third quarter of fiscal 2006, with the increase driven primarily by electronic interconnect group system shipments pending customer acceptance of custom specifications.

Gross margin on third quarter sales of $55.9 million was 44.5%, representing an increase from the prior quarter margin of 43.5%, on sales of $48.6 million. The margin rate increase was primarily driven by favorable overhead absorption on increased production levels. Fourth quarter shipments and net sales are currently estimated to be in the range of $50 million to $60 million and related gross margins are expected to be slightly lower than the third quarter due to a change in product mix.

Operating expenses were $20.0 million for the third quarter compared to $19.3 million in the second quarter of fiscal 2006, with the increase primarily resulting from additional planned investment in research and development to develop next generation products and enable growth in existing and new markets. We anticipate operating expenses to increase in the fourth quarter of fiscal 2006 to between $20 million and $21 million, as we continue increasing our investment in research and development and incur expenses related to the launch of our new ERP system.

Net other income was $1.8 million in the third quarter of fiscal 2006, compared to $2.3 million in the second quarter of fiscal 2006. The decrease is primarily attributed to a $0.7 million interest payment received on an income tax refund in the second quarter of fiscal 2006, offset by increasing yields on our investment portfolio.

The income tax benefit for the third quarter of fiscal 2006 was $3.7 million on pre-tax income of $6.7 million, compared to an income tax provision of $0.9 million for the second quarter of fiscal 2006 on pretax income of $4.1 million. The effective tax rate in the third quarter of fiscal 2006 was a benefit of 55% compared to a provision of 22% in the second quarter of fiscal 2006. The third quarter tax benefit resulted from a $5.3 million reduction in accrued income taxes due to the statutory closure of various tax years, offset by income tax expense of $1.6 million. We expect the tax rate for the fourth quarter of fiscal 2006 to be approximately 21%.

Net income for the third quarter of fiscal 2006 was $10.4 million or $0.36 per share and $0.35 per share on a basic and fully diluted basis, respectively, compared to $3.2 million, or $0.11 per share on a basic and fully diluted basis for the second quarter of fiscal 2006.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.5	56.3	55.9	51.4

Gross margin	44.5	43.7	44.1	48.6
Selling, service and administrative	20.2	25.1	22.6	22.7
Research, development and engineering	15.6	13.0	16.4	11.0

Operating income	8.8	5.6	5.0	14.9
Total other income (expense), net	3.2	(0.2)	3.6	(0.3)

Income before taxes	12.0	5.4	8.6	14.6
Income tax provision (benefit)	(6.5)	1.3	(1.4)	3.6

Net income	18.5%	4.1%	10.0%	11.0%

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	February 25, 2006		February 26, 2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$40,515	73%	$29,712	61%
Passive Components Group (PCG)	9,179	16	12,479	25
Electronic Interconnect Group (EIG)	6,243	11	6,893	14

	$55,937	100%	$49,084	100%

	Nine months ended
	February 25, 2006		February 26, 2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$93,653	63%	$109,383	58%
Passive Components Group (PCG)	32,261	22	51,061	27
Electronic Interconnect Group (EIG)	23,174	15	27,264	15

	$149,088	100%	$187,708	100%

Net sales were $55.9 million for the quarter ended February 25, 2006, an increase of $6.9 million or 14.0% compared to net sales of $49.1 million for the quarter ended February 26, 2005. Sales decreased 26% and 9% for PCG and EIG respectively, while sales for SG in the third quarter of fiscal 2006 increased 36% compared with the same period in the prior year.

The sales increase in SG of $10.8 million compared to the third quarter of the prior fiscal year is due primarily to an increase in system sales volumes for our IR-based memory link-processing tool and our new UV-based memory link-processing tool.

The $3.3 million decrease in third quarter fiscal 2006 PCG sales compared to the same quarter in the prior year is due to a decrease in the volume of test and termination system sales resulting from caution by component manufacturers, who are evaluating the sustainability of current high utilization rates before placing additional equipment orders. In the first quarter of the prior fiscal year, PCG sales reached a four-quarter peak at approximately $21 million, driven by demand for passive components processed by our laser trim and passive test systems. Subsequently, PCG quarterly net sales decreased sequentially for the remainder of fiscal 2005, followed by an increase in the first half of fiscal 2006. PCG sales ranged between approximately $11 million and $12 million for the first two quarters of fiscal 2006, followed by third quarter sales of $9.2 million.

EIG sales levels decreased by $0.7 million compared to the same quarter in the prior year. Although third quarter shipments increased by $1.8 million compared to the same quarter in the prior year, revenue deferrals of system shipments due to custom specifications drove the reduction in net sales. EIG net sales have ranged from approximately $6 million to $7 million per quarter since the end of the third quarter of fiscal 2005, except for net sales in the second quarter of fiscal 2006. Net sales in that quarter were $11.4 million due to customer acceptances received on interconnect package drilling systems and upgrades included in deferred revenue at the beginning of the fiscal year.

Net sales were $149.1 million for the nine months ended February 25, 2006, a decrease of $38.6 million or 20.6% compared to net sales of $187.7 million for the nine months ended February 26, 2005. Of the decrease, $15.7 million resulted from decreased sales volumes in the SG product lines. Sales of SG systems reached a peak in the fourth quarter of fiscal 2004 as major DRAM manufacturers increased capacity during that market upturn. SG net sales then decreased sequentially during fiscal 2005 and fiscal 2006 until the rise in SG revenue in the current quarter. PCG sales for the nine months ended February 25, 2006 decreased $18.8 million as the trend of PCG demand peaked in the first half of fiscal 2005. The remaining decrease of $4.1 million was generated by EIG, which had higher revenue in the first nine months of the prior fiscal year due to recognition of previously deferred revenue for newly introduced systems in the integrated circuit package segment.

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	February 25, 2006		February 26, 2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$45,448	81%	$38,558	79%
United States	5,952	11	8,357	17
Europe	4,537	8	2,169	4

	$55,937	100%	$49,084	100%

	Nine months ended
	February 25, 2006		February 26, 2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$115,342	77%	$143,236	76%
United States	22,752	15	29,090	16
Europe	10,994	8	15,382	8

	$149,088	100%	$187,708	100%

Compared to the third quarter in the prior year, the percentage of total net sales to Asia in the current quarter of fiscal 2006 increased modestly. The $6.9 million increase in sales to Asia is driven primarily by increases in Japan and resulted from the volume increase in net sales of SG products. Increased sales to Europe during the third quarter of fiscal 2006 of $2.4 million were offset by decreased sales to the United States of $2.4 million. This change in sales mix was due to fewer PCG and EIG sales in the United States and more SG sales to Europe in the current fiscal quarter compared to the third quarter of fiscal 2005. For the nine months ended February 25, 2006, the sales mix by region was relatively consistent compared to the nine months ended February 26, 2005.

Gross Profit

Gross profit was $24.9 million (44.5% of net sales) for the third quarter of fiscal 2006 compared to $21.4 million (43.7% of net sales) for the third quarter of fiscal 2005. Shipments in the third quarter of fiscal 2006 increased 20.4% compared to the same quarter in fiscal 2005 and allowed us to improve margin rates through volume-based manufacturing efficiencies and lower overhead costs per unit.

Gross profit for the nine month period ended February 25, 2006 was $65.7 million (44.1% of net sales) compared to $91.2 million (48.6% of net sales) for the same nine month period in the prior fiscal year. This represents a 4.5 percentage point reduction in gross margin rates, which resulted from lower overhead absorption per unit, a shift in mix, and an unfavorable margin impact from the sale of previous generation EIG product. Shipments of $151.6 million in the first nine months of fiscal 2006 declined by 17.8% compared to shipments of $184.3 million for the comparative period in fiscal 2005.

Operating Expenses

Selling, Service and Administrative Expenses

(in thousands)	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Selling, service and administration	$11,287	$12,290	$33,729	$42,494

Included in totals above:
Patent litigation settlement and legal fees	—	—	—	2,240
Legal and professional fees – investigation and securities litigation	73	53	96	820
Restructuring and cost management plans	—	683	—	683

Impact of special charges	$73	$736	$96	$3,743

The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs. Selling, service and administrative expenses were $11.3 million (20.2% of net sales) in the third quarter of fiscal 2006, a decrease of $1.0 million compared to $12.3 million (25.1% of net sales) in the third quarter of fiscal 2005. For the nine months ended February 25, 2006, selling, service and administrative expenses decreased $8.8 million to $33.7 million (22.6% of net sales) compared to $42.5 million (22.7% of net sales) for the nine months ended February 26, 2005.

Other special charges included in this category consist of charges relating to restructuring actions, patent litigation settlement and related legal fees and professional fees related to the 2003 audit committee investigation and securities litigation. The amounts and timing of these special charges are detailed above for comparative purposes. Exclusive of these special charges, selling, service and administrative expenses decreased $0.3 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 and decreased $5.1 million for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005.

The decrease in selling, service and administrative expenses of $0.3 million, exclusive of the special charges detailed above, for the three months ended February 25, 2006 compared to the same period in the prior year is primarily due to a reduction in insurance expenses, which were elevated in fiscal 2005 as a result of legal actions related to the restatement of earnings in fiscal 2003.

The decrease in selling, service and administrative expenses of $5.1 million, exclusive of the special charges detailed above, for the nine months ended February 25, 2006 compared to the same period in the prior year is primarily due to reductions in: compensation, commissions and other employee-related expenses, and to a lesser extent, reductions in bad debt expense, program management costs, property taxes and liability insurance as discussed above.

Research, Development and Engineering Expenses

(in thousands)	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Research, development and engineering	$8,708	$6,400	$24,520	$20,706

Included in totals above:
Restructuring and cost management plans	—	262	—	262

Impact of special charges	$—	$262	$—	$262

Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. Expenses associated with research, development and engineering totaled $8.7 million (15.6% of net sales) for the third quarter of fiscal 2006, representing a $2.3 million increase from expenses of $6.4 million (13.0% of net sales) for the third quarter of fiscal 2005. For the nine months ended February 25, 2006, research, development and engineering expenses increased $3.8 million to $24.5 million (16.4% of net sales) compared to $20.7 million (11.0% of net sales) for the nine months ended February 26, 2005.

Exclusive of special charges for previous restructuring and cost management plans detailed in the table above, research, development and engineering costs increased $2.6 million and $4.1 million, respectively, for the three and nine month periods ended February 25, 2006 compared to the same periods in the prior year. Beginning in early fiscal 2006, we initiated plans to increase our investment in research and development. The resulting increases in research and development costs, exclusive of special charges detailed above, are primarily due to an increase in compensation costs related to higher headcount and an increase in subcontracted and professional services and materials used in research and development activities. Additionally, for the nine months ended February 25, 2006, research and development costs increased due to increased legal fees related to patent registration and maintenance, an increase in subcontracted services and materials used in research and development activities and other cost increases related to our continued investment in development projects, new technical capabilities and initiatives.

Restructuring and Cost Management Plans

In December 2004, we initiated a restructuring plan designed to streamline our technology development efforts and enhance our customer-centric focus through several actions, including centralizing our research, development and engineering function, creating a technical marketing solutions group and creating a customer-centric manufacturing organization. In conjunction with the restructuring, 57 positions were eliminated in our U.S. operations, impacting all employee groups. The restructuring actions were completed in early January 2005 and we incurred and paid approximately $1.2 million in charges related to the fiscal 2005 restructuring plan during the third quarter of fiscal 2005, as detailed below (in thousands).

(in thousands)	Three and nine months ended February 26, 2005
	Cost of Sales	Selling, Service and Administration	Research, Development and Engineering	Total
Fiscal 2005 restructuring and cost management plan	$299	$683	$262	$1,244

Interest Income (Expense)

Interest income was $2.1 million in the third quarter of 2006, compared to $1.9 million in the same quarter of 2005, an increase of $0.2 million. Interest income was $6.0 million in the first nine months of 2006, compared to $5.2 million in the same nine months of 2005, an increase of $0.8 million. The increases are primarily due to the receipt of $0.7 million of interest relating to income tax refunds received during the second quarter of fiscal 2006 and increasing yields on invested assets, consistent with increases in market interest rates on cash equivalents and debt securities over the past year. These increases in interest income were partially offset by the lower amount of invested assets resulting from the redemption of our $145.0 million convertible subordinated notes in March 2005. Cash, cash equivalents and investments were $226 million at February 25, 2006 compared to $356 million at February 26, 2005.

Interest expense decreased by $1.7 million in the third quarter of 2006, compared to the same quarter of fiscal 2005, and decreased by $5.2 million in the first nine months of 2006, compared to the first nine months of fiscal 2005, due to the redemption of our convertible subordinated notes in March 2005.

Income Taxes

The income tax benefit for the third quarter of fiscal 2006 was $3.7 million on pre-tax income of $6.7 million, compared to the income tax provision in the third quarter of the prior fiscal year of $0.7 million on pretax income of $2.7 million. The effective tax rate in the third quarter of fiscal 2006 was a benefit of 55% compared to a provision of 25% in the third quarter of fiscal 2005. The third quarter tax benefit resulted from a $5.3 million reduction in accrued income taxes due to the statutory closure of various tax years, offset by income tax expense of $1.6 million.

The fiscal year-to-date benefit for income taxes at February 25, 2006 is $2.1 million on pretax income of $12.8 million compared to an income tax provision of $6.7 million on pretax income of $27.3 million in the nine months ended February 26, 2005. The year-to-date tax benefit resulted from a $5.3 million reduction in accrued income taxes as discussed above, offset by income tax expense of $2.7 million and other discrete income tax expense items totaling $0.5 million.

The effective tax rate for the fourth quarter of fiscal 2006 is expected to be approximately 21%. The effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns. Based on currently available information, we are not aware of any such discrete events which are likely to occur and which would have a materially adverse effect on our financial position, expected cash flows or results of operations.

Net Income

Net income for the three months ended February 25, 2006 was $10.4 million (18.5% of net sales) or $0.36 per share and $0.35 per share on a basic and fully diluted basis, respectively. For the nine months ended February 25, 2006, net income was $14.9 million (10.0% of net sales) or $0.52 per share and $0.51 per share on a basic and fully diluted basis, respectively. For the three months ended February 26, 2005, we recorded net income of $2.0 million (4.1% of net sales) or $0.07 per share on a basic and fully diluted basis. For the nine months ended February 26, 2005, we recorded a net income of $20.6 million (11.0% of net sales) or $0.73 and $0.72 per share on a basic and fully diluted basis, respectively.

Liquidity and Capital Resources

At February 25, 2006, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities of $225.5 million and accounts receivable of $47.4 million. At February 25, 2006, we had a current ratio of 7.3 and no long-term debt. Working capital increased to $306.7 million at February 25, 2006 from $275.7 million at May 28, 2005. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Cash flows from operating activities for the nine months ended February 25, 2006 totaled $22.4 million. Cash totaling $25.5 million was provided by net income adjusted for non-cash items. Other significant factors impacting cash flows from operations included increases in accounts receivable and a decrease in income tax refund receivable.

Net trade receivables were $47.4 million at February 25, 2006 compared to $36.2 million at May 28, 2005, an increase of $11.2 million. The increase is primarily due to higher shipments late in the third quarter of fiscal 2006. Days sales outstanding increased to 77 days at the end of the third quarter of fiscal 2006, compared to 72 days at the end of fiscal 2005.

Income tax refunds receivable decreased by $8.0 million at February 25, 2006 to $1.2 million, compared to $9.2 million at May 28, 2005. During the second quarter of fiscal 2006 we received $7.2 million in federal tax refunds resulting from a completed examination of our tax years 1996 through 2003 plus interest of $0.7 million.

Cash flows from investing activities totaled $4.7 million for the nine months ended February 25, 2006. Capital expenditures totaled $15.2 million during this period and were principally comprised of costs related to the implementation of a new enterprise resource planning system and a major refurbishment of research and development clean rooms and laboratories. We also generated $26.6 million, net, in cash and cash equivalents through the maturity and sale of investments in our portfolio of marketable securities offset by certain reinvestments.

Cash flows from investing activities for the nine months ended February 25, 2006 also included a $7.0 million increase in other assets for a Taiwan dollar deposit security bond posted with the Kaohsiung Court in Taiwan related to our filing of a patent infringement suit against All Ring Tech Co., Ltd. in that jurisdiction. This deposit will be held by the court pending final resolution of the matter.

Cash flows from financing activities of $6.3 million were comprised of proceeds from the exercise of stock options and other employee stock plan purchases for the nine months ended February 25, 2006.

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

In addition, we derive a substantial portion of our revenue from the sale of a relatively small number of products. Consequently, shipment and/or customer acceptance delays, including acceptance delays related to new product introductions or customizations, could significantly impact recognition of revenue and could be further magnified by announcements from us or our competitors of new products and technologies, which announcements could cause our customers to defer purchases of our systems or purchase products from our competitors. Any of these delays could result in a material adverse change in our results of operations for any particular period.

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

Our competitors’ greater resources in the areas described above may enable them to:

•	Better withstand periodic downturns;

•	Compete more effectively on the basis of price and technology; and

•	More quickly develop enhancements to and new generations of products.

We believe that our ability to compete successfully depends on a number of factors, including:

•	Performance of our products;

•	Quality of our products;

•	Reliability of our products;

•	Cost of using our products;

•	The ability to upgrade our products;

•	Consistent availability of critical components;

•	Our ability to ship products on the schedule required;

•	Quality of the technical service we provide;

•	Timeliness of the services we provide;

•	Our success in developing new products and enhancements;

•	Existing market and economic conditions; and

•	Price of our products as compared to our competitors’ products.

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

In connection with our fiscal 2005 audit, we documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Our ability to maintain internal controls may be negatively impacted by our implementation of a new enterprise resource planning system in the fourth quarter of fiscal 2006. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Enterprise resource planning (ERP) system implementation could have a material adverse effect on our business.

We are highly dependent on our systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course. Key to the success of our strategy to drive greater productivity and cost savings is the implementation of a new worldwide ERP system in the fourth quarter of fiscal 2006. If we experience significant problems with the implementation of this system, the resulting disruption could adversely affect our business, sales, results of operations and financial condition. The transition to our new ERP system involves numerous risks, including:

•	difficulties in integrating the system with our current operations;

•	potential delay in the processing of customer orders for shipment of products;

•	diversion of management’s attention away from normal daily operations of our business;

•	increased demand on our support operations;

•	initial dependence on an unfamiliar system while training personnel in its use; and

•	increase in operating expenses surrounding the implementation date resulting from training, conversion and transition support activities.

Further, we may experience difficulties as we transition to the new software that could affect our internal control systems, processes, procedures and related documentation. The ERP implementation requires significant effort in a compressed timeframe, and will also result in our incurring costs to comply with Section 404 of the Sarbanes-Oxley Act by documenting all business processes that have been revised as a result of the implementation. This will result in compliance costs that will be in addition to the implementation costs of our new ERP system. There can be no assurances that the evaluation required by Section 404 of the Sarbanes-Oxley Act for fiscal 2006 will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting subsequent to the implementation of the new ERP system.

Our reported results of operations will be materially and adversely affected by our adoption of SFAS 123R.

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our first quarter of fiscal 2007, will result in recognition of substantial compensation expense relating to our stock incentive plan and employee stock purchase plan. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally have not recognized any compensation expense related to stock option grants or the discounts we provide under our employee stock purchase plan. Under the new rules, we will be required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which will lead to substantial additional compensation expense and will have a material adverse effect on our reported results of operations. Note 8 to Consolidated Financial Statements in this report provides our pro forma net income and earnings per share as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the periods presented.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions. During the ordinary course of business there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is exercised in determining our world wide provisions for income taxes. Furthermore, we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and examinations could be materially different than what is reflected in historical income tax accruals. For example, in the third quarter of fiscal 2006, a significant tax benefit was recorded upon the reversal of accrued income taxes due to the statutory closure of returns for various open tax years. If additional taxes are assessed as a result of an examination, a material effect on our financial results, tax positions or cash flows could occur in the period or periods in which the determination is made.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended February 25, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 19, 2005, the Court granted our petition for a Preliminary Injunction, and issued a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester, or importing the Capacitor Tester for any of these purposes, until final judgment is entered in the formal patent infringement action. Pursuant to the Court’s Order, ESI was required to post with the Court a Taiwan dollar security bond, which is included in Other Assets on the accompanying consolidated condensed balance sheet at February 25, 2006, and is valued at approximately US$7.0 million. The Court then executed the Preliminary Injunction Order in late October 2005. All Ring appealed the Preliminary Injunction Order on November 1, 2005, and ESI opposed the appeal. The High Court denied All Ring’s appeal on January 9, 2006. On November 10, 2005, All Ring filed a petition to post a counterbond to revoke the execution of the Preliminary Injunction Order, and ESI filed an opposition to the petition on December 2, 2005. The Court granted the counterbond petition on December 14, 2005. The Court’s order allows All Ring to obtain relief from the Preliminary Injunction Order if it posts a bond in the amount of approximately US$7.0 million. ESI appealed the counterbond order on December 30, 2005. The High Court has not yet decided the appeal. To date, All Ring has not posted a counterbond, and the Preliminary Injunction Order remains in effect.

On October 27, 2005, ESI filed a formal patent infringement action against All Ring in the Court. All Ring filed a defense brief responding to the complaint in late November 2005, and has filed subsequent supplemental defense briefs. The first hearing in the case was held on February 10, 2006.

On November 18, 2005, All Ring filed a cancellation action against our 207469 patent in the Taiwan Intellectual Property Office (the IPO). ESI’s defense brief was filed on March 17, 2006.

We intend to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

Item 6.	Exhibits

This list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10.1	Offer Letter from the Company to Tom Wu. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 22, 2006	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)