Form 10-K
period 2006-06-03
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2006-08-15
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 3, 2006

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

Common Stock, without par value

Preferred Stock Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($24.71) as reported by the NASDAQ National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (November 26, 2005) was $710,082,671.

The number of shares outstanding of the Registrant’s Common Stock as of August 11, 2006 was 29,096,547 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2006 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

2006 FORM 10-K ANNUAL REPORT

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

Fiscal Year

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, fiscal 2006 ended on June 3, 2006, fiscal 2005 ended on May 28, 2005 and fiscal 2004 ended on May 29, 2004, and those fiscal years contained 53 weeks, 52 weeks and 52 weeks, respectively. All references to years relate to fiscal years unless otherwise noted.

Business Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing systems to the global electronics market, including advanced laser-based systems that are used to microengineer semiconductor device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, passive electronic components and electronic interconnect devices. Our equipment enables these manufacturers to achieve yield and productivity gains in their manufacturing processes that can be critical to their profitability. The components and devices manufactured by our customers are used in a wide variety of end products in the computer, consumer electronics, communications and automotive industries. ESI was founded in 1944 and is headquartered in Portland, Oregon.

We believe we are the leading supplier of advanced laser microengineering systems that allow electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields of semiconductor devices, advanced semiconductor packaging, flex circuits and passive electronic components and circuitry. Laser microengineering comprises a set of precise fine-tuning processes (laser trimming, link cutting and via drilling) that require application-specific laser systems able to meet semiconductor and microelectronics manufacturers’ exacting performance and productivity requirements. Additionally, we produce high-speed test and termination equipment used in the high-volume production of multi-layer ceramic capacitors (MLCCs) and other passive components, as well as passive component inspection systems.

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

Smaller and lighter requirements also decrease the physical dimensions used in electronic interconnections within the electronic device, its surrounding package and the high-density interconnect (HDI) circuit board on which it is mounted. Higher operating speeds of computers and communications products also require more input and output channels within these packages and between the packages and the HDI circuit board.

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

To improve production yield, or the number of acceptable devices produced per silicon wafer, device manufacturers are utilizing advanced systems, such as our laser memory repair products, to boost final yields in the manufacture of devices. This includes dynamic random access memory (DRAM), NAND flash memory and non-memory devices, such as logic with embedded memory and high-end electronic game chips.

As semiconductor manufacturers move toward higher densities and more complex architectures, machine vision has also emerged as a critical technology. Machine vision is an enabling technology in the semiconductor manufacturing process that allows manufacturers to achieve increased equipment speed with fewer errors. Moreover, machine-vision technology is proving to be integral to applications such as wafer identification. As the increased functionality of next-generation chips continues to drive up total wafer cost, the need to accurately track and identify wafers will become even more critical to chip manufacturers’ bottom lines.

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

Our core technology strengths include a deep understanding of laser/materials interaction, beam positioning, high-speed motion control systems, small parts handling systems, image processing and optical character recognition and systems engineering. We combine this technology expertise in unique and innovative ways with a thorough understanding of our customers’ processes and objectives to develop new and improved products.

Our customers manufacture semiconductors, passive components and electronic interconnect devices—which, in turn, serve a wide range of electronic applications. The largest end-market applications for electronic devices and circuits that are produced using our systems are:

•	Computers;

•	Telecommunications;

•	Consumer electronics; and

•	Automotive electronics.

Our Strategy

Focus on businesses where we are a market leader

We intend to expand the application of our existing technologies to grow our overall market opportunity serving manufacturers in semiconductor, advanced semiconductor packaging and passive components—all markets in which we currently maintain a leadership position. We also intend to maintain our market leadership by developing new products that have higher performance, greater throughput and enhanced reliability, thereby lowering the effective cost of ownership to our customers.

Develop new high-value businesses

We plan to leverage expertise in our core technologies, technology integration and customer collaboration to develop innovative solutions that will enable us to grow into attractive new markets through internal or external business development.

Invest in research and development to maintain our technological leadership

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

Increase the value of our products to global customers

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

Our Products

We operate within one segment, high technology manufacturing equipment, which is composed of products grouped according to our three key target markets: semiconductors, passive components and electronic interconnect. Net sales by group, as a percentage of total sales, were as follows (in thousands):

	2006		2005		2004
Semiconductor	$126,682	61.2%	$138,574	59.4%	$125,018	60.3%
Passive Components	46,305	22.4	61,001	26.1	50,759	24.5
Electronic Interconnect	34,019	16.4	33,796	14.5	31,465	15.2

	$207,006	100.0%	$233,371	100.0%	$207,242	100.0%

Semiconductor Group

Semiconductor Yield-Improvement Systems

Our yield-improvement product line is designed to cost-effectively meet the production challenges faced by semiconductor manufacturers, including shrinking circuit sizes, material changes and increased wafer sizes. As circuit densities in semiconductor memory devices such as DRAM have increased, manufacturers have built redundant cells into their memory designs and connected them with small electrical links on the device surface. During the manufacturing process, wafers with millions of individual memory cells are tested to identify defective cells. Our laser systems are then used to cut links that reprogram the device to disconnect the paths to defective portions of the memory device and replace them with functional redundant cells, driving post-repair yield improvements for our customers.

Our semiconductor link-processing equipment is primarily used in the manufacture of DRAMs, logic integrated circuits (IC), analog ICs and NAND flash memory devices.

Our 98XX Series systems are designed specifically for the 300mm wafer processing market, but can also handle 200mm wafers. The 9835 is the world’s first ultraviolet (UV) laser fuse processing tool and it delivers world-class spot size with greater depth of focus for processing future generations of ICs. With the recent introduction of the 9850, ESI allows our customers to use infrared (IR) dual-beam laser processing. These high-performance systems deliver increased manufacturing productivity and minimize capital requirements.

Machine-Vision Systems

Our machine-vision subsystems are a key module integrated into our systems. Until recently, our machine-vision sub-systems were sold only to original equipment manufacturers (OEM) for incorporation into electronics-manufacturing equipment, performing alignment, identification, part placement, die and wire bonding and other functions.

Today, we are leveraging our technology expertise in machine vision to bring a much-needed product directly to chipmakers, as well as to OEMs. Our newly-introduced Bullet™ wafer-identification (ID) reader combines the industry’s smallest read head with ESI’s patented telecentric lighting technology, enabling the Bullet to identify any kind of wafer by reading all types of ID marks—from hard scribe marks to super-soft marks used in new and emerging optical character recognition wafer-tracking applications. As the increased functionality of next-generation chips continues to drive up total wafer cost, the need to accurately track and identify each wafer will become even more critical to chip manufacturers’ bottom line.

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

Passive Components Group

We design and manufacture products that combine high-speed, small parts handling technology with real-time control systems to provide highly automated, cost-effective solutions for manufacturers of MLCCs and other passive components such as capacitor arrays, inductors, resistors, varistors and hybrid circuits. These components, produced in quantities of hundreds of billions of units per year, process analog, digital and high-frequency signals in nearly all electronic products.

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

•	Our 5300 Series single-head laser drills utilize lasers to drill via holes as small as 25 microns (by comparison, a human hair is approximately 100 microns in diameter) in a wide variety of materials, including epoxy, resins and resin-coated copper.

•	Our ICP5650 employs our high-repetition UV laser to perform high-quality, high-volume drilling of blind microvias in electronic packages. The ICP5650 can produce more than 60,000 high-quality microvias per minute on chip-scale substrates, flip-chip ball-grid arrays and other advanced IC packages.

Customers

Our top ten customers for fiscal 2006, 2005 and 2004 accounted for approximately 55%, 51%, and 61%, respectively, of total net sales, with one customer, Samsung, accounting for approximately 15%, 13% and 26% of total net sales in fiscal 2006, 2005 and 2004, respectively. One additional customer, Hynix, and our distributor in Japan, Canon Sales, each accounted for an additional 10% of total net sales in fiscal 2006. No other customer in 2005 or 2004 accounted for more than 10% of total net sales. These high-volume customers purchase products from all three of our product groups.

Geographic sales, based on the location of the end user, were as follows (in thousands):

	2006		2005		2004
Asia	$155,959	75.3%	$180,378	77.3%	$146,436	70.7%
Americas	36,351	17.6	35,277	15.1	41,035	19.8
Europe	14,696	7.1	17,716	7.6	19,771	9.5

	$207,006	100.0%	$233,371	100.0%	$207,242	100.0%

Long-Lived Assets

Long-lived assets, exclusive of marketable securities and deferred tax assets, by geographic area were as follows at June 3, 2006 and May 28, 2005 (in thousands):

	2006	2005
United States	$47,650	$41,476
Asia	13,316	3,142
Europe	134	47

	$61,100	$44,665

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

Backlog

Backlog consists of purchase orders for products, spare parts and service that we expect to ship or perform within twelve months. Backlog does not include deferred revenue. Backlog was $50.0 million at June 3, 2006 compared to $43.2 million at May 28, 2005. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

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

Our research and development expenditures for fiscal years 2006, 2005 and 2004 were $33.8 million (16.3% of net sales), $28.0 million (12.0% of net sales) and $23.8 million (11.5% of net sales), respectively.

Competition

Our markets are dynamic, cyclical and highly competitive. The principal competitive factors in our markets are product performance, ease of use, cost of ownership, reliability, service, technical support, a product improvement path, price, established relationships with customers, product familiarity and proprietary technology. We believe that our products compete favorably with respect to these factors. Some of our competitors have greater financial, engineering and manufacturing resources and larger distribution networks than we do. Some of our customers develop, or have the ability to develop, manufacturing equipment similar to our products. Competition in our markets may intensify and our technological advantages may be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.

The principal competitor for our semiconductor group is GSI Group. Cognex is our principal competitor in the field of machine vision. Our electronic interconnect group competes with laser systems provided by Hitachi Via Mechanics, Mitsubishi Electric and Sumitomo. For the passive component group, our competitors include Tokyo Weld, Kanebo, Humo, All Ring Tech and GSI Group as well as manufacturers that develop systems for internal use. See discussion of a patent infringement action that ESI has brought against All Ring Tech in Part I, Item 3, “Legal Proceedings.”

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

Patents and Other Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 93 United States patents and 174 patents issued outside of the United States. Additionally, as of June 3, 2006, we had 53 patent applications pending in the United States and 162 patent applications pending outside of the United States. Although our patents are important, we believe that the success of our business also depends on the technical competence and innovation of our employees.

We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.

Employees

As of June 3, 2006, we employed 603 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 1A.	Risk Factors

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

Our top ten customers for fiscal 2006 accounted for approximately 55% of total net sales in fiscal 2006, with three customers each accounting for more than 10% of total net sales in fiscal 2006. In addition, none of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

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

Our industry is characterized by the need for continued investment in research and development. Because of intense competition in the industries in which we compete, if we were to fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially and adversely affected. As a result of our need to maintain our spending levels in this area, our operating results could be materially harmed if our net sales fall below expectations. In addition, as a result of our emphasis on research and development and technological innovation, our operating costs may increase in the future, and research and development expenses may increase as a percentage of total operating expenses and as a percentage of net sales.

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

Our inability to effectively manage these acquisition risks could materially and adversely affect our business, financial condition and results of operations. In addition, if we issue equity securities to pay for an acquisition the ownership percentage of our existing shareholders would be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. In addition, the accounting for future acquisitions could result in significant charges resulting from amortization of intangible assets related to such acquisitions. We may make strategic investments in development stage companies, which investments are subject to a high degree of risk, and therefore it is possible that we could lose our entire investment.

We are exposed to the risks of operating a global business, including risks associated with exchange rate fluctuations, legal and regulatory changes and the impact of regional and global economic disruptions.

International shipments accounted for 82% of net sales in fiscal 2006, with 75% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

•	Periodic local or geographic economic downturns and unstable political conditions;

•	Price and currency exchange controls;

•	Fluctuation in the relative values of currencies;

•	Difficulties protecting intellectual property;

•	Local labor disputes;

•	Shipping delays and disruptions;

•	Increases in shipping costs, caused by increased fuel costs or otherwise, which we may not be able to pass on to our customers;

•	Unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; and

•	Difficulties in managing a global enterprise, including staffing, collecting accounts receivable, managing suppliers, distributors and representatives, and repatriation of earnings.

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

In connection with our fiscal 2006 audit, we documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Our reported results of operations will be materially and adversely affected by our adoption of SFAS 123R.

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our first quarter of fiscal 2007, will result in recognition of substantial compensation expense relating to our stock incentive plan and employee stock purchase plan. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally have not recognized any compensation expense related to stock option grants or the discounts we provide under our employee stock purchase plan. Under the new rules, we will be required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which will lead to substantial additional compensation expense and will have a material adverse effect on our reported results of operations. Note 17 to the Consolidated Financial Statements in Item 8 of this report provides our pro forma net income and earnings per share as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the periods presented.

Our tax rates are subject to fluctuation, which could impact our financial position, and our estimates of tax liabilities may be subject to audit, which could result in additional assessments.

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

On August 24, 2005, ESI executed a Provisional Attachment Order (the Attachment Order) issued by the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. In our petition requesting the Attachment Order, we alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes our Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). This patent corresponds to ESI’s U.S. Patent No. 5,842,579. The patented technology is used in our Model 3340 Multifunction MLCC Tester. All Ring has filed a bond with the Court to obtain relief from the attachment of its assets. The bond provides security to ESI with respect to our patent infringement claim against All Ring.

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester, or importing the Capacitor Tester for any of these purposes, until final judgment is entered in the formal patent infringement action. Pursuant to the Court’s order, we were required to post with the Court a Taiwan dollar security bond, which is valued at approximately US$7.2 million.

In October 2005, ESI filed a formal patent infringement action against All Ring in the Court. In early May 2006, after all parties filed briefs on the topic, the Court appointed an expert to conduct a patent infringement assessment. The assessment by the Court-appointed expert has not yet taken place.

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office. We filed a defense brief in March 2006. We intend to vigorously pursue our patent infringement claims against All Ring and defend against the cancellation action.

In the ordinary course of business we are involved in various legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended June 3, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices/Dividends

Our common stock trades on the NASDAQ Global Market under the symbol ESIO. The following table shows, for the fiscal quarters indicated, the high and low closing sale prices for the common stock as reported on the NASDAQ Global Market.

Fiscal 2006	High	Low
Quarter 1	$22.11	17.18
Quarter 2	24.74	20.75
Quarter 3	26.64	23.38
Quarter 4	25.84	19.50

Fiscal 2005	High	Low
Quarter 1	$29.40	$19.91
Quarter 2	22.51	16.68
Quarter 3	22.60	16.80
Quarter 4	22.83	16.42

We have not paid any cash dividends on our common stock during the last two fiscal years. We intend to retain any earnings for our business and do not anticipate paying any cash dividends in the foreseeable future. The number of shareholders of record at August 11, 2006 was 665.

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2006.

Disclosures related to securities authorized for issuance under our Equity Compensation Plans are incorporated by reference into Item 12 of this annual report on Form 10-K from our Proxy Statement for our 2006 annual meeting.

Item 6.	Selected Financial Data

(in thousands, except per share amounts)	2006	2005	2004	2003	2002
Statement of Operations Data

Net sales	$207,006	$233,371	$207,242	$136,885	$162,885
Provision (benefit) for income taxes	(1,536)	6,437	(9,308)	(29,135)	(16,540)
Net income (loss) [1,2,3,4]	20,823	19,837	11,887	(50,086)	(17,777)
Net income (loss) per share—basic [1,2,3,4]	0.72	0.70	0.42	(1.81)	(0.65)
Net income (loss) per share—diluted [1,2,3,4]	0.72	0.69	0.42	(1.81)	(0.65)

Balance Sheet Data
Cash, cash equivalents and marketable and restricted securities	$229,332	$218,901	$332,754	$308,252	$302,299
Working capital	304,484	275,701	369,941	340,162	340,774
Net property, plant and equipment	43,338	32,959	33,531	36,592	58,046
Total assets	437,465	403,557	537,186	502,598	532,687
Long-term debt	—	—	142,759	141,891	145,897
Shareholders’ equity	388,167	357,155	326,813	310,317	355,759

1.	Fiscal 2006 includes a $5.9 million reduction in accrued income taxes due to the statutory closure of various tax years.
2.	Fiscal 2005 includes pretax charges of approximately $4.1 million for the redemption of our 4 1/4% convertible subordinated notes due 2006 and $2.2 million resulting from the settlement and related legal costs for a patent infringement lawsuit. See Notes 15 and 19.
3.	Fiscal 2004 includes a pretax charge of $3.8 million for the estimated settlement of the class action and derivative lawsuits. See Note 15.
4.	Fiscal 2003 includes a pretax charge of $10.1 million related to the write-down of our Klamath Falls passive components consumable manufacturing site and related equipment and a parcel of land in Taiwan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We supply advanced laser microengineering systems that allow electronics manufacturers to physically alter select device features during high-volume production, in order to heighten performance and boost production yields of semiconductor devices, advanced semiconductor packaging, flex circuits and passive components and circuitry. Laser microengineering comprises a set of precise fine-tuning processes (laser trimming, link cutting and via drilling) that require application-specific laser systems able to meet semiconductor and microelectronics manufacturers’ exacting performance and productivity requirements.

Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of MLCCs and other passive components, as well as OEM machine vision products.

Fiscal 2006 began in an environment of lower demand for our products; however, we experienced steady growth throughout the fiscal year. Orders of $213.8 million in fiscal 2006 increased 7% compared to orders of $199.2 million in fiscal 2005. Orders in the first quarter were $34.8 million and grew to $61.1 million in the fourth quarter of fiscal 2006. The increase compared to prior year is primarily driven by growing demand in our electronic interconnect and passive component group orders.

Although our semiconductor group experienced a 2% decrease in fiscal 2006 orders compared to the prior fiscal year, orders in the fourth quarter of fiscal 2006 reflected 9% growth compared to the third quarter of fiscal 2006. We anticipate continued strength in the memory link repair area as our customers experience growth in demand for higher density memory devices and ramp their 90nm production capability.

Passive component group orders increased 21% compared to the prior fiscal year, and have grown approximately 30% in each of the two most recent fiscal quarters. The recent increase in orders is primarily from customers in Asia for both test and termination equipment. Our customers are reporting high levels of factory utilization and continued strong demand for the smallest MLCC products. After a period when many manufacturers were cautious before placing equipment orders, we have begun to experience increases in demand for our passive component group products as our customers seek to cautiously increase capacity.

Electronic interconnect group orders increased 31% in fiscal 2006 compared to fiscal 2005. Demand in this market continues to be driven primarily by single-head UV drill system orders from flex-circuit manufacturers.

Fiscal 2006 shipments of $207.0 million decreased $27.5 million or 12% compared to $234.5 million in fiscal 2005, primarily due to reduced semiconductor and passive component group shipments in the first half of fiscal 2006. Backlog was $50.0 million at the close of fiscal 2006, compared to $43.2 million at the end of fiscal 2005, representing an increase of 16%.

Gross margins were 44.2% on net sales of $207.0 million in fiscal 2006 compared to 47.9% on net sales of $233.4 million in fiscal 2005. Operating expenses decreased $2.1 million to $79.8 million in fiscal 2006 compared to $81.9 million in fiscal 2005. We have reduced fiscal 2006 selling, general and administration expenses by $5.7 million compared to fiscal 2005 by maintaining a constant focus on efficient use of our resources. This allowed us to increase our investment in research and development by $5.8 million to $33.8 million without increasing our overall annual level of operating expenses.

Operating income decreased to $11.7 million in the current fiscal year, compared to operating income of $29.9 million in fiscal 2005, primarily due to reduced gross profits. Offsetting this impact, increased interest income, reduced interest expense and a net benefit from income taxes in fiscal 2006 resulted in net income of $20.8 million in fiscal 2006, compared to $19.8 million in fiscal 2005.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.8	52.1	57.8

Gross margin	44.2	47.9	42.2
Selling, service and administration	22.2	22.1	27.6
Research, development and engineering	16.3	12.0	11.5
Patent infringement settlement and related legal fees	—	1.0	—
Settlement of class action and derivative lawsuits	—	—	1.8

Operating income	5.7	12.8	1.3
Total other income (expense), net	3.7	(1.5)	(0.1)

Income before taxes	9.4	11.3	1.2
Income tax provision (benefit)	(0.7)	2.8	(4.5)

Net income	10.1%	8.5%	5.7%

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Sales

Net sales for fiscal 2006 decreased $26.4 million or 11.3% to $207.0 million compared to $233.4 million in fiscal 2005. The annual decrease reflected the industry environment at the beginning of fiscal 2006, in which we experienced softened demand for our products. Over the course of fiscal 2006, however, demand for our products increased. Shipments in the first half of fiscal 2006 were $93.4 million, compared to shipments in the latter half of fiscal 2006 of $113.6 million. As a result, total net sales increased sequentially each quarter in fiscal 2006, from $44.5 million in the first quarter to $57.9 million in the fourth quarter.

Net sales by product group are as follows (net sales in thousands):

	2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$126,682	61.2%	$138,574	59.4%
Passive Components (PCG)	46,305	22.4	61,001	26.1
Electronic Interconnect (EIG)	34,019	16.4	33,796	14.5

	$207,006	100.0%	$233,371	100.0%

During fiscal 2006, net sales decreased in our SG and PCG product groups, while EIG remained stable compared to fiscal 2005. SG sales decreased $11.9 million or 8.6% over the prior fiscal year, as demand peaked for semiconductor products in the first half of fiscal 2005, and decreased thereafter consistent with the industry demand cycle. Net sales of SG products began to increase again in the latter half of fiscal 2006 and approached levels experienced in the first half of fiscal 2005 due primarily to increased unit sales of IR based systems as well as demand for our new UV based memory-link processing system.

PCG sales in fiscal 2006 decreased $14.7 million or 24.1% compared to the prior year. In the first quarter of fiscal 2005, PCG sales reached a four-quarter peak at approximately $21 million. Subsequently, PCG quarterly net sales decreased sequentially for the remainder of fiscal 2005 and somewhat stabilized over the first three quarters of fiscal 2006 in a range of $9 million to $12 million per quarter. In the fourth quarter of fiscal 2006, PCG net sales increased to $14 million due to a doubling in unit sales as compared to the first three quarters combined. Due to the increase in PCG orders in the latter half of fiscal 2006 and recent demand for passive components processed by our laser trim and passive test systems, we anticipate strong net sales of PCG products as we enter fiscal 2007.

EIG sales remained stable at $34.0 million in fiscal 2006 compared to $33.8 million in fiscal 2005.

In the first quarter of fiscal 2007, we estimate overall net sales to be in the range of $55 to $65 million.

Gross Profit

Gross profit was $91.5 million (44.2% of net sales) for fiscal 2006 compared to $111.8 million (47.9% of net sales) for fiscal 2005. Overall gross margin rates declined 3.7 percentage points, resulting from lower overhead absorption per unit on reduced shipments, a shift in product sales mix within our product groups, competitive pricing pressure, an unfavorable margin impact from the sale of previous generation EIG product and the impact of information systems and technology costs related to the implementation of a new ERP system, as discussed below. We estimate gross margins will be consistent in the first quarter of fiscal 2007 with the rates achieved in the fourth quarter of fiscal 2006.

Operating Expenses

Included in fiscal 2006 operating expenses are charges related to our implementation of a new ERP system. All business functions were allocated service charges according to the function’s derived benefit. Total ERP implementation expenses, net of capitalizable costs, were $3.1 million, of which $1.0 million is in included in cost of goods sold, $1.1 million is included in research and development expenses and $0.9 million is included in selling, service and administration costs. The ERP implementation expenses were primarily incurred in the second half of fiscal 2006.

Selling, Service and Administration Expenses

(in thousands)	2006	2005
Selling, service and administration	$45,955	$51,618

Included in totals above:
Legal and professional fees—securities litigation and derivative lawsuits	240	795

Restructuring and cost management plans	—	642
Impact of special charges	$240	$1,437

Selling, service and administration expenses were $46.0 million (22.2% of net sales) in fiscal 2006, a decrease of $5.7 million compared to $51.6 million (22.1% of net sales) in fiscal 2005. The primary items included in selling, service and administration expenses are labor, commissions and other employee-related expenses, travel expenses, professional fees and facilities costs.

Fiscal 2005 expenses of $51.6 million included $0.6 million in expenses related to our fiscal 2005 restructuring and cost management plans, consisting primarily of employee severance and related costs. Additionally, selling, service and administration expenses for fiscal 2006 and fiscal 2005 included $0.2 million and $0.8 million, respectively, in legal and professional fees related to the class action securities litigation and derivative lawsuits.

Selling, service and administration costs in fiscal 2006 included $0.9 million in costs related to the ERP implementation. Exclusive of the impact of the ERP implementation costs of $0.9 million in fiscal 2006 and special charges in fiscal 2006 and fiscal 2005 as detailed above, selling, service and administration expenses decreased by $5.4 million, primarily resulting from reduced compensation and commission expenses, decreased liability insurance premiums and a reduction in various professional service costs.

Research, Development and Engineering Expenses

Expenses associated with research, development and engineering totaled $33.8 million (16.3% of net sales) for fiscal 2006, representing a $5.8 million increase from expenses of $28.0 million (12.0% of net sales) for fiscal 2005. Research, development and engineering expenses in fiscal 2006 included $1.1 million in costs related to the ERP implementation and fiscal 2005 expenses included $0.3 million related to our fiscal 2005 restructuring plan. Exclusive of the impact of those charges, the $5.0 million increase in research and development is primarily attributable to increased investment in funding for development projects, new technical capabilities and initiatives, including an increase in compensation costs due to a higher average headcount in fiscal 2006 compared to fiscal 2005. Other spending increases included professional services for patent registration and maintenance fees as well as an increase in subcontracted services and materials used in research and development activities. We will continue to emphasize research and development investments in the coming year in order to drive product innovation, new product offerings and penetration into emerging growth markets.

We estimate total operating expenses for selling, service and administration and research, development and engineering activities will be approximately $20 million to $21 million in the first quarter of fiscal 2007. Included in the first quarter estimate is approximately $0.7 million of pre-tax stock compensation expense resulting from our first quarter adoption of Financial Accounting Standards Board Statement No. 123 (Revised 2004), “Share-Based Payments,” of which approximately $0.5 million will be included in operating expenses and approximately $0.2 million will be included in cost of goods sold.

Other Income (Expense)

Interest income was $8.5 million in fiscal 2006 compared to $6.5 million in fiscal 2005. The increase of $2.0 million is due primarily to increased investment yields as a result of rising market interest rates, partially offset by lower average invested asset balances compared to fiscal 2005, due to the liquidation of certain marketable securities in March 2005 to fund the redemption of $145.0 million in Convertible Notes. Our investment income in the coming year will depend on our ability to generate and invest cash and obtain favorable returns on our investment assets.

Interest expense decreased $5.3 million to $0.2 million in fiscal 2006 compared to $5.5 million in fiscal 2005 due to the redemption of the Convertible Notes in the fourth quarter of fiscal 2005. As a result of the redemption of the Convertible Notes, we recorded charges totaling $4.1 million in fiscal 2005, comprised of a redemption premium of $2.5 million and a non-cash charge of $1.6 million for unamortized debt issuance costs.

Income Taxes

The income tax benefit for fiscal 2006 was $1.5 million on pre-tax income of $19.3 million, compared to the income tax expense in the prior fiscal year of $6.4 million on pretax income of $26.3 million. The effective tax rate for fiscal 2006 was a benefit of 8% compared to a provision of 24% in fiscal 2005. The tax benefit in fiscal 2006 resulted from a $5.9 million reduction in accrued income taxes due to the statutory closure of various tax years, offset by income tax expense of $3.7 million and other discrete income tax expense items totaling $0.7 million.

The effective tax rate for the first quarter of fiscal 2007 is expected to be approximately 31%, resulting from statutory tax rates and the negative impact of existing tax legislation surrounding research and experimentation credits and export tax incentives. The effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns.

In October 2003 the Internal Revenue Service (IRS) began an audit of the tax years ending in 1996 through 2003. During fiscal 2005 we reached an agreement with the IRS on the tax return years under review. The examination process required a special report to be submitted by the IRS for congressional approval from the Joint Committee on Taxation. In fiscal 2006, we received notice from the IRS that the Joint Committee’s review was completed without exception. As a result, we received approximately $7.2 million in tax refunds relating to those years. Additionally, we are subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information, management believes the ultimate resolutions will not have a materially adverse effect on our financial position or results of operations.

Net Income

As a result of the factors discussed above, net income was $20.8 million, or $0.72 per basic and fully diluted share, compared to fiscal 2005 net income of $19.8 million, or $0.70 per basic and $0.69 per fully diluted share.

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

During fiscal 2005, net sales increased across all product groups compared to fiscal 2004. SG sales increased $13.6 million or 10.8% over the prior fiscal year as major DRAM manufacturers continued to grow capacity and complete their transition to newer technology. This trend began in the latter half of fiscal 2004 and continued well into the first half of fiscal 2005. Strong fiscal 2005 SG sales were complemented by an increase of $10.2 million or 20.2% in PCG sales over the prior year. Several key customers placed orders to build capacity late in fiscal 2004 as a response to anticipated demand for end customer electronics products. Accordingly, fiscal 2005 PCG sales benefited significantly from the shipment of ending fiscal 2004 backlog. EIG sales increased $2.3 million or 7.4% compared to the prior fiscal year.

Total net sales decreased sequentially each quarter in fiscal 2005, from $72.6 million in the first quarter to $45.7 million in the fourth quarter as the cycle of increasing demand experienced over fiscal 2004 softened. The primary cause for the decrease was a moderate decline in SG sales and a more significant decline in sequential PCG sales. SG sales volumes decreased in the latter half of fiscal 2005 yet remained at levels significantly above those experienced prior to the DRAM market upturn in fiscal 2004. PCG sales also decreased in the latter half of fiscal 2005 as manufacturers remained cautious about building capacity. Fourth quarter fiscal 2005 PCG sales of $9.9 million were similar to those experienced prior to the market upturn in the first quarter of fiscal 2004.

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

Operating Expenses

Selling, Service and Administration Expenses

(in thousands)	2005	2004
Selling, service and administration	$51,618	$57,241

Included in totals above:
Legal and professional fees—investigation and securities litigation	795	3,825
Restructuring and cost management plans	642	1,659

Impact of special charges	$1,437	$5,484

Selling, service and administration expenses were $51.6 million (22.1% of net sales) in fiscal 2005, a decrease of $5.6 million compared to $57.2 million (27.6% of net sales) in fiscal 2004. The primary items included in selling, service and administration expenses are labor, commissions and other employee-related expenses, travel expenses, professional fees and facilities costs.

Included in selling, service and administration expenses for fiscal 2005 are charges related to our fiscal 2005 restructuring and cost management plans of $0.6 million, consisting primarily of employee severance and related costs. Fiscal 2004 expenses of $57.2 million included $1.7 million in expenses related to cost management plans. Additionally, selling, service and administration expenses for fiscal 2005 included $0.8 million in legal and professional fees related to the 2003 audit committee investigation and securities litigation compared to $3.8 million for such fees in fiscal 2004. Exclusive of the impact of these special charges as detailed above, selling, service and administration expenses decreased by $1.6 million, primarily due to reduced legal fees resulting from the settlement of certain patent litigation matters early in the fiscal year.

Research, Development and Engineering Expenses

(in thousands)	2005	2004
Research, development and engineering	$28,027	$23,834

Included in totals above:
Restructuring and cost management plans	271	198

Impact of special charges	$271	$198

Expenses associated with research, development and engineering totaled $28.0 million (12.0% of net sales) for fiscal 2005, representing a $4.2 million increase from expenses of $23.8 million (11.5% of net sales) for fiscal 2004. The increase in research and development is primarily attributable to costs related to our increased investment in funding for development projects, new technical capabilities and initiatives, including an increase in compensation costs due to a higher average headcount in fiscal 2005 compared to fiscal 2004, an increase in patent registration and maintenance fees, and an increase in subcontracted services and materials used in research and development activities.

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

Other Income (Expense)

Interest income was $6.5 million in fiscal 2005 compared to $7.8 million in fiscal 2004. The decrease of $1.3 million is primarily due to the liquidation of marketable securities to fund the $145 million redemption of our 4 1/4% convertible subordinated notes due 2006 (the Convertible Notes) completed in March 2005 and to a lesser extent, a change in portfolio mix.

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

Net Income

As a result of the factors discussed above, net income was $19.8 million, or $0.70 per basic share and $0.69 per fully diluted share, compared to fiscal 2004 net income of $11.9 million, or $0.42 per basic and fully diluted share.

Restructuring and Cost Management Plans

In response to the economic climate and resulting cyclical fluctuations in demand for our products, we initiated restructuring and other cost management plans in fiscal 2005 and the preceding fiscal years. Cumulative charges related to restructuring and other cost management plans recorded in fiscal years 2005 and 2004 are as follows (in thousands):

	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Fiscal 2005	$311	$642	$271	$1,224
Fiscal 2004	128	1,659	198	1,985

Fiscal year 2005 restructuring plan

In the third quarter of fiscal 2005, we initiated a restructuring plan designed to streamline our technology development efforts and enhance our customer-centric focus through several actions, including centralizing our research, development and engineering function, creating a technical marketing solutions group and creating a customer-centric manufacturing organization. In conjunction with the restructuring, 57 positions were eliminated in our U.S. operations, impacting all employee groups. Ongoing annual savings were offset by increased research and development spending in fiscal 2006. We started fiscal 2005 with 623 employees and ended the year with 563 employees, representing a net decrease of 60 employees during fiscal 2005. The restructuring actions were completed in early January 2005 and we incurred and paid approximately $1.2 million in charges related to the fiscal 2005 restructuring plan during the third quarter of fiscal 2005. These amounts are included in the consolidated statement of operations for fiscal 2005 as follows (in thousands):

For the year ended May 28, 2005:	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Severance and other employee-related charges	$311	$642	$271	$1,224

	$311	$642	$271	$1,224

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

For the year ended May 29, 2004:	Cost of Goods Sold	Selling, Service and Administration	Research, Development and Engineering	Total
Severance and other employee-related charges	$123	$713	$191	$1,027

	$123	$713	$191	$1,027

Financial Condition and Liquidity

At June 3, 2006, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $229.3 million and accounts receivable of $48.0 million. At June 3, 2006, we had a current ratio of 7.2 and no long-term debt. Working capital increased by $28.8 million to $304.5 million at June 3, 2006 from $275.7 million at May 28, 2005. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Cash flows from operating activities totaled $28.5 million in fiscal 2006. Cash totaling $34.1 million was provided by net income adjusted for non-cash items. Other items generating or consuming cash flows from operations in fiscal 2006 included increases in receivables and inventories, decreases in income taxes receivable, increases in other current assets and increases in payables and other current liabilities.

Net trade receivables were $48.0 million at June 3, 2006 compared to $36.2 million at May 28, 2005, an increase of $11.8 million. The increase is primarily due to higher shipments late in the fourth quarter of fiscal 2006. Days sales outstanding increased to 76 days at the end of fiscal 2006, compared to 72 days at the end of fiscal 2005.

Inventories increased $4.3 million or 7% to $63.8 million at June 3, 2006 compared to $59.5 million at May 28, 2005. The increase is comprised primarily of a $4.5 million addition to raw materials and purchased parts due to quantity purchases for certain high volume systems and increased spare parts inventories maintained at field service locations in order to service our larger base of installed systems. The change in inventory balances also includes a non-cash transfer of $0.6 million to property, plant and equipment and other non-current assets for capitalized demonstration and research systems.

Income tax refunds receivable decreased by $7.7 million to $1.6 million at June 3, 2006, compared to $9.2 million at May 28, 2005. During the second quarter of fiscal 2006 we received $7.2 million in federal tax refunds resulting from a completed examination of our tax years 1996 through 2003 plus interest of $0.7 million.

Prepaid and other current assets increased $1.2 million to $4.4 million at June 3, 2006 compared to $3.2 million at May 28, 2005. The increase is primarily due to increases in prepaid insurance based on the timing of annual premium payments.

Payables and current liabilities were $36.0 million at June 3, 2006 compared to $33.4 million at May 28, 2005, an increase of $2.6 million. The increase is due to a rise of $7.3 million in trade accounts payable driven by raw materials purchases and a $2.1 million increase in other operating accruals. These increases to payables and current liabilities were offset by a $6.8 million decrease in income taxes payable primarily comprised of a $5.9 million reduction in accrued income taxes related to the statutory closure of several tax years.

Cash used in investing activities totaled $17.0 million for the fiscal 2006. Capital expenditures totaled $18.3 million during this period and were principally comprised of costs related to the implementation of a new ERP system and a major refurbishment of research and development clean rooms and laboratories. As of June 3, 2006, we had no material contractual commitments for future capital expenditures. We generated a net $8.1 million in cash and cash equivalents through the maturity and sale of investments in our portfolio of marketable securities offset by certain reinvestments.

Cash used in investing activities in fiscal 2006 also included a $7.2 million increase in other assets for a Taiwan dollar deposit security bond posted with the Kaohsiung Court in Taiwan related to our filing of a patent infringement suit against All Ring Tech Co., Ltd. in that jurisdiction. This deposit will be held by the court pending final resolution of the matter. See Part I, Item 3, “Legal Proceedings.”

Cash flows from financing activities of $7.1 million were comprised of proceeds from the exercise of stock options and other employee stock plan purchases in fiscal 2006.

A summary of our contractual commitments and obligations as of June 3, 2006 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments	$42,530	$42,530	$—	$—	$—
Derivative financial instruments, net	(319)	(319)	—	—	—
Operating leases	2,205	1,221	844	140	—

	$44,416	$43,432	$844	$140	$—

Derivative financial instruments represent various forward exchange contracts to hedge foreign currency transactions. Amounts are presented above in U.S. dollars, translated at the exchange rate on June 3, 2006 and are a net presentation of amounts expected to be received and paid upon settlement of these contracts.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon such delivery, provided that fulfillment of acceptance criteria can be demonstrated prior to shipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, the fair values of any undelivered elements are deferred until the elements are delivered and acceptance criteria are met. Installation services are not essential to the functionality of the delivered equipment and installation revenue is deferred until installation is complete. Historically, neither the costs of installation accrued nor the fair value of installation service revenue deferred has been significant.

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

Product Warranty Reserves

We evaluate obligations related to product warranties quarterly. A standard one-year warranty is provided on most products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Inventory credits resulting from the return of repaired parts to inventory and any cost recoveries from warranties offered by our suppliers for defective components are recorded as a credit to the warranty accrual. Using historical data, we estimate average warranty cost per system or part type and record the provision for such charges as an element of cost of goods sold. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales upon shipment. If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly. Accrued product warranty is included on the balance sheet as a component of accrued liabilities. Our warranty expense in fiscal 2006 totaled $5.7 million.

Allowance for Doubtful Accounts

Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we talk with the customer to determine the cause. If we determine that the customer will be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information then available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We record estimated bad debts quarterly as an increase to selling, service and administration expenses. At June 3, 2006, our allowance for doubtful accounts totaled $0.7 million and our bad debt expense in fiscal 2006 was a credit of $0.2 million.

Deferred Taxes and Tax Reserves

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. Under SFAS No. 109 “Accounting for Income Taxes,” the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Should management’s assumptions and expectations be inaccurate, our results of operations and financial condition could be adversely affected in future periods. At June 3, 2006, our net deferred tax assets totaled $25.3 million, which included a valuation allowance of $6.1 million.

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

Interest Rate Risk

As of June 3, 2006, our investment portfolio includes marketable debt securities of $149.4 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholder’s equity. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or the results of our operations.

Foreign Currency Exchange Rate Risk

We have limited involvement with derivative financial instruments and do not use them for trading purposes. We do, however, use derivatives to manage well-defined foreign currency risks. We enter into forward exchange contracts to hedge forecasted Japanese sales commitments and the value of accounts receivable primarily denominated in Japanese yen and other material non-functional currency monetary asset and liability balances. The effect of an immediate 10% change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to our financial position or the results of our operations.

The table below summarizes, by major currency, the notional amounts of our forward exchange contracts in U.S. dollars as of June 3, 2006 and May 28, 2005. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

	Bought (Sold) (in thousands)
Foreign Currency	2006	2005
Japanese Yen	$(7,467)	$(2,331)
Taiwan Dollar	(3,369)	3,270
Euro	3,565	3,361
British Pound	855	—
Korean Won	6,097	4,993

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of June 3, 2006 and May 28, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 3, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of June 3, 2006 and May 28, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 3, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electro Scientific Industries, Inc.’s internal control over financial reporting as of June 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

August 14, 2006

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 3, 2006 and May 28, 2005

(in thousands)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$79,961	$61,314
Marketable securities	140,106	137,753

Total cash and securities	220,067	199,067
Trade receivables, net of allowances of $689 and $833	47,978	36,163
Income tax refund receivable	1,570	9,227
Inventories	63,834	59,533
Shipped systems pending acceptance	3,941	4,014
Deferred income taxes	11,982	10,930
Prepaid and other current assets	4,410	3,169

Total current assets	353,782	322,103
Long-term marketable securities	9,265	19,834
Property, plant and equipment, net	43,338	32,959
Deferred income taxes, net	13,318	16,955
Other assets	17,762	11,706

Total assets	$437,465	$403,557

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,272	$3,961
Accrued liabilities	24,705	29,455
Deferred revenue	13,321	12,986

Total current liabilities	49,298	46,402

Commitments and Contingencies (Notes 10, 13 and 15)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 29,051 and 28,615 issued and outstanding	166,459	156,367
Retained earnings	222,022	201,199
Accumulated other comprehensive loss	(314)	(411)

Total shareholders’ equity	388,167	357,155

Total liabilities and shareholders’ equity	$437,465	$403,557

See accompanying Notes to Consolidated Financial Statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 3, 2006, May 28, 2005 and May 29, 2004

(in thousands, except per share data)

	2006	2005	2004
Net sales	$207,006	$233,371	$207,242
Cost of sales	115,518	121,541	119,762

Gross profit	91,488	111,830	87,480
Operating expenses:
Selling, service and administration	45,955	51,618	57,241
Research, development and engineering	33,837	28,027	23,834
Patent infringement settlement and related legal fees	—	2,240	—
Settlement of class action and derivative lawsuits	—	—	3,800

	79,792	81,885	84,875

Operating income	11,696	29,945	2,605

Interest income	8,494	6,535	7,772
Interest expense	(208)	(5,471)	(7,389)
Redemption charges—convertible subordinated notes	—	(4,149)	—
Other expense, net	(695)	(586)	(409)

	7,591	(3,671)	(26)

Income before income taxes	19,287	26,274	2,579
Provision for (benefit from) income taxes	(1,536)	6,437	(9,308)

Net income	$20,823	$19,837	$11,887

Net income per share—basic	$0.72	$0.70	$0.42

Net income per share—diluted	$0.72	$0.69	$0.42

Weighted average number of shares—basic	28,823	28,434	27,983

Weighted average number of shares—diluted	29,078	28,572	28,233

See accompanying Notes to Consolidated Financial Statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the years ended June 3, 2006, May 28, 2005 and May 29, 2004

(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at May 31, 2003	27,843	$140,231	$169,475	$611	$310,317
Stock Plans:
Employee stock plans	332	5,964	—	—	5,964
Tax benefit of stock options exercised	—	859	—	—	859
Comprehensive income:
Net income	—	—	11,887	—	11,887
Net unrealized loss on securities, net of tax	—	—	—	(2,256)	(2,256)
Net unrealized loss on derivative instruments, net of tax	—	—	—	(37)	(37)
Cumulative translation adjustment, net of tax	—	—	—	79	79

Annual comprehensive income					9,673

Balance at May 29, 2004	28,175	147,054	181,362	(1,603)	326,813
Stock Plans:
Employee stock plans	440	9,141	—	—	9,141
Tax benefit of stock options exercised	—	172	—	—	172
Comprehensive income:
Net income	—	—	19,837	—	19,837
Net unrealized gain on securities, net of tax	—	—	—	615	615
Net unrealized gain on derivative instruments, net of tax	—	—	—	23	23
Cumulative translation adjustment, net of tax	—	—	—	554	554

Annual comprehensive income					21,029

Balance at May 28, 2005	28,615	156,367	201,199	(411)	357,155
Stock Plans:
Employee stock plans	436	8,462	—	—	8,462
Tax benefit of stock options exercised	—	1,630	—	—	1,630
Comprehensive income:
Net income	—	—	20,823	—	20,823
Net unrealized loss on securities, net of tax	—	—	—	(141)	(141)
Net unrealized gain on derivative instruments, net of tax	—	—	—	31	31
Cumulative translation adjustment, net of tax	—	—	—	207	207

Annual comprehensive income					20,920

Balance at June 3, 2006	29,051	$166,459	$222,022	$(314)	$388,167

See accompanying Notes to Consolidated Financial Statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 3, 2006, May 28, 2005 and May 29, 2004

(in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,823	$19,837	$11,887
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,914	8,286	9,224
Stock based compensation	1,353	1,691	784
Write-off of unamortized debt issuance costs	—	1,590	—
Loss on disposal of property and equipment	79	430	—
Provision for doubtful accounts	(153)	211	95
Tax benefit of stock options exercised	1,630	172	859
Deferred income taxes	2,451	5,841	(13,774)
Changes in operating accounts:
(Increase) decrease in trade receivables	(11,329)	16,895	(14,020)
Increase in inventories	(3,709)	(5,279)	(15,128)
Decrease in shipped systems pending acceptance	73	377	2,667
(Increase) decrease in income tax refund receivable	7,657	(1,761)	20,329
(Increase) decrease in prepaid and other current assets	(1,125)	284	70
Increase (decrease) in deferred revenue	335	1,001	(1,237)
Increase (decrease) in accounts payable and accrued liabilities	2,506	(23,025)	17,862

Net cash provided by operating activities	28,505	26,550	19,618

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,293)	(4,710)	(4,859)
Proceeds from sales of property, plant and equipment	—	95	23
Proceeds from the sale of assets held for sale	—	2,361	6,562
Maturity of restricted investments	—	6,251	6,189
Purchase of securities	(688,226)	(428,265)	(262,362)
Proceeds from sales of securities and maturing securities	696,302	517,438	278,756
(Increase) decrease in other assets	(6,750)	(848)	234

Net cash provided by (used in) investing activities	(16,967)	92,322	24,543

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible subordinated notes	—	(145,000)	—
Proceeds from exercise of stock options and stock plans	7,109	7,084	5,180

Net cash provided by (used in) financing activities	7,109	(137,916)	5,180

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,647	(19,044)	49,341
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,314	80,358	31,017

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,961	$61,314	$80,358

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(104)	$(7,516)	$(6,546)
Cash (paid for) received from income taxes, net	6,708	(3,296)	19,157

See accompanying Notes to Consolidated Financial Statements.

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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, fiscal 2006 ended on June 3, 2006, fiscal 2005 ended on May 28, 2005 and fiscal 2004 ended on May 29, 2004 and those fiscal years contained 53 weeks, 52 weeks and 52 weeks, respectively. All references to years relate to fiscal years unless otherwise noted.

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2005 and 2004 to conform to the 2006 presentation.

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

The Company sells a significant portion of its products to a small number of large electronics manufacturers. In fiscal 2006, ten customers accounted for approximately 55% of total net sales. One customer accounted for approximately 15%, 13% and 26% of total net sales in fiscal 2006, 2005 and 2004, respectively. Two other customers each accounted for an additional 10% of total net sales in fiscal 2006. No other customer accounted for more than 10% of total net sales in 2005 or 2004. The Company’s operating results could be adversely affected if the financial condition and operations of these key customers decline.

The Company’s operations involve a number of other risks and uncertainties including but not limited to those relating to the cyclicality of the electronics market, the availability of materials provided by suppliers, the effect of general economic conditions, rapid changes in technology and international operations.

Cash Equivalents and Marketable Securities

All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. Short-term marketable securities have maturities of less than one year or are subject to immediate pre-payment or call provisions. Marketable securities consist primarily of marketable debt securities and are classified as “Available for Sale” and recorded at fair market value. Unrealized gains and losses on marketable securities are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. To determine whether any existing impairment is considered other-than-temporary and an impairment loss is required to be recognized in the consolidated statement of operations, the Company evaluates its marketable securities based on the nature of the investments and the Company’s ability to hold the securities until the securities are no longer carrying an unrealized loss. The Company determined that there was no other-than-temporary impairment as of June 3, 2006. See Note 3.

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

Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. See Note 4.

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

Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included as a component of operating expenses. See Note 5.

Costs of Computer Software for Internal Use

Costs incurred related to the implementation of an enterprise resource planning (ERP) system are accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). Computer software costs are capitalized according to the criteria specified by SOP 98-1, including external direct costs of materials and services consumed in obtaining and developing internal-use computer software and payroll and related costs for employees who are directly associated with the implementation project to the extent of the time spent directly on the project. See Note 5.

Long-Lived Asset Impairment

Long-lived assets, principally property, equipment and identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment as of June 3, 2006.

Other Assets

Other assets include goodwill, patents, consignment and demonstration (demo) equipment and long-term deposits.

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill was tested for impairment in the fourth quarter of fiscal 2006 utilizing a fair value comparison method that considered the Company’s market capitalization and it was determined that there was no impairment as of June 3, 2006.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. Marketable securities are classified as available-for-sale and recorded at fair market value based on quoted market prices for those investments.

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the

Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. See Note 12 for further detail on cash flow and remeasurement hedge contracts as of June 3, 2006 and May 28, 2005.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon such delivery, provided that fulfillment of acceptance criteria can be demonstrated prior to shipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, the fair value of any undelivered elements is deferred until the elements are delivered and acceptance criteria are met. Installation services are not essential to the functionality of the delivered equipment and installation revenue is deferred until installation is complete. Neither the costs of installation accrued nor the fair value of installation service revenue deferred has been significant.

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

Product Warranty

The Company evaluates obligations related to product warranties quarterly. A standard one-year warranty is provided on most products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Inventory credits resulting from the return of repaired parts to inventory and any cost recoveries from warranties offered by the Company’s suppliers for defective components are recorded as a credit to the warranty accrual. Using historical data, the Company estimates average warranty cost per system or part type and records the provision for such charges as an element of cost of goods sold upon shipment. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales. If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly. Accrued product warranty is included on the balance sheet as a component of accrued liabilities. See Note 10.

Research and Development

Research and development costs, which include labor and related employee expenses, patent maintenance fees, project materials, project subcontractors, depreciation of engineering equipment, building costs and other administration expenses, are expensed as incurred as research, development and engineering expense in the consolidated statements of operations.

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

The Company provides for income taxes on its foreign subsidiaries’ results based on their effective income tax rates in each respective jurisdiction. Additional U.S. income tax expense is recorded on the unremitted foreign earnings, including any estimated withholding taxes, as if those earnings were repatriated to the U.S. parent company.

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

Net Income (Loss) per Share

Basic earnings (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Basic EPS is computed utilizing the weighted average number of shares outstanding during the period. Diluted EPS also considers common stock equivalents, such as stock options and convertible debt, to the extent that they are not antidilutive. See Note 14.

Stock-Based Compensation Plans

The Company has elected to use the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25,” as currently permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, subsequently amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to account for stock options issued to its employees under its stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of time-based restricted stock and restricted stock units is calculated based on the fair market value on the date of grant and is included in operating results over the related vesting period using the straight line method. Compensation expense resulting from the issuance of performance-based restricted stock units is recorded when performance is probable and can be estimated. The estimated expense is recorded over the service period based upon current fair market values at the end of each period until such time as the number of units an employee is entitled to receive is fixed or determinable or the restricted stock unit award has expired without performance. Previously recorded expense is reversed for restricted stock grants which do not vest. The calculated total compensation expense is included in operating results over the vesting period of the underlying shares using the straight-line method. No compensation cost has been recognized for employee share purchase plan (ESPP) shares which are issued at fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date. Pursuant to the requirements of SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the impact on net income and net income per share as if it had accounted for stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 as follows (in thousands, except per share amounts):

	2006	2005	2004
Net income, as reported	$20,823	$19,837	$11,887
Deduct—Recapture of stock-based employee compensation expense related to cancellations included in reported net income, net of related tax effect	—	—	(144)
Add—Stock-based employee compensation expense included in reported net income, net of related tax effects	866	1,082	482
Deduct—Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(11,993)	(20,859)	(10,926)

Net income, pro forma	$9,696	$60	$1,299

Net income per share—basic, as reported	$0.72	$0.70	$0.42

Net income per share—diluted, as reported	$0.72	$0.69	$0.42

Net income per share—basic, pro forma	$0.34	$0.00	$0.05

Net income per share—diluted, pro forma	$0.33	$0.00	$0.05

The Black-Scholes option pricing model is utilized to determine the fair value of options granted. The following weighted average assumptions were used in calculating the fair value during the periods presented:

	2006	2005	2004
Risk-free interest rate	4.33%	3.83%	3.34%
Expected dividend yield	0%	0%	0%
Expected lives	4.9 years	5.7 years	5.5 years
Expected volatility	56%	65%	68%

The following weighted average assumptions were made in calculating the fair value of all shares issued under the ESPP during the periods presented:

	2006	2005	2004
Risk-free interest rate	4.44%	2.33%	2.37%
Expected dividend yield	0%	0%	0%
Expected lives	1.1 years	1.2 years	1.1 years
Expected volatility	38%	54%	57%

Using the Black-Scholes methodology, the total value of stock-based awards granted during fiscal 2006, 2005 and 2004 was $12.3 million, $13.0 million and $30.2 million, respectively, which would be amortized over the vesting period of the options, typically one to four years for stock options and three months to two years for the ESPP. The weighted average fair value of options granted during fiscal 2006, 2005 and 2004 was $10.68, $12.04 and $15.55 per share, respectively. The weighted average fair value of shares issued under the ESPP during fiscal 2006, 2005 and 2004 was $6.88, $6.43 and $9.78, respectively.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R). The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and rescinds the ability of companies to elect the intrinsic value method prescribed under Opinion 25. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to implement SFAS 123R for the fiscal year beginning June 4, 2006. The Company is in the process of evaluating the impact of the revised standard, but currently estimates the recognition of share-based compensation expense for fiscal 2007 will be approximately $3 million to $4 million before tax.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company, which is currently evaluating its available transition alternatives, has until June 2, 2007 to make its one-time election.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the affect of FIN 48 on its consolidated financial statements.

NOTE 3. MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities are classified as available-for-sale and, accordingly, they are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within shareholders’ equity. All marketable debt securities are invested in high credit quality securities.

Proceeds from the sales and maturities of available-for-sale securities were $696.3 million, $517.4 million and $278.8 million during fiscal 2006, 2005 and 2004, respectively. Net losses on those sales during fiscal 2006 and 2005 were $0.1 million and $0.2 million, respectively. There were no material net realized gains or losses on sales in fiscal 2004. For purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Net unrealized holding gains (losses) on available-for-sale securities in the tax-effected amounts of ($0.1 million), $0.6 million and ($2.3 million) for fiscal 2006, 2005 and 2004, respectively, have been included in accumulated other comprehensive income.

During fiscal 2005, the Company generated cash from sales of available for sale securities totaling $188.2 million. These sales transactions were entered into primarily to fund the redemption of the convertible subordinated notes.

Certain information regarding marketable securities at June 3, 2006 and May 28, 2005 is as follows (in thousands):

	2006	2005
Fair market value of debt securities:
State and local government	$—	$2,032
Federal government	121,616	139,435
Corporate	27,755	16,120

Total	$149,371	$157,587

Net unrealized loss	$(412)	$(184)

Maturity information:
Less than one year	$140,106	$137,753
One to three years	9,265	19,834

Total	$149,371	$157,587

NOTE 4. INVENTORIES

The components of inventories at June 3, 2006 and May 28, 2005 are as follows (in thousands):

	2006	2005
Raw materials and purchased parts	$41,830	$37,367
Work-in-process	9,498	4,471
Finished goods	12,506	17,695

	$63,834	$59,533

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 3, 2006 and May 28, 2005 (in thousands):

	Estimated Useful Lives	2006	2005
Land	n/a	$3,047	$3,024
Buildings and improvements	3 to 40 years	33,228	30,946
Machinery and equipment	3 to 10 years	33,453	31,568
Computer equipment and software	1 to 7 years	24,772	13,019

		94,500	78,557
Less accumulated depreciation		(51,162)	(45,598)

		$43,338	$32,959

Depreciation expense totaled $7.6 million, $7.2 million and $7.9 million in fiscal 2006, 2005 and 2004, respectively.

Computer software costs related to the implementation of an ERP system that met the criteria for capitalization under SOP 98-1 totaled $10.9 million in fiscal 2006.

NOTE 6. OTHER ASSETS

Other assets consisted of the following as of June 3, 2006 and May 28, 2005 (in thousands):

	2006	2005
Goodwill	$1,442	$1,442
Patents, net	249	310
Consignment and demo equipment	8,335	8,941
Other	7,736	1,013

	$17,762	$11,706

Other assets include $7.2 million for a Taiwan dollar security bond posted with the Kaohsiung Court in Taiwan related to the Company’s filing of a patent infringement suit against All Ring Tech Co., Ltd. in that jurisdiction. This deposit will be held by the court pending final resolution of the matter. See Note 15.

Amortization expense totaled $0.3 million, $0.4 million and $0.4 million in fiscal 2006, 2005 and 2004, respectively.

NOTE 7. INCOME TAXES

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

Net deferred tax assets at June 3, 2006 and May 28, 2005 consisted of the following (in thousands):

	2006	2005
Deferred tax assets:
Receivable and inventory valuation	$5,371	$4,489
Payroll-related accruals	336	667
Product warranty costs	1,278	1,305
Deferred revenue	3,212	2,898
Property, plant and equipment	—	1,183
Other comprehensive losses	179	230
Other accrued liabilities	2,099	1,983
Tax loss and credit carryforwards	19,309	19,442

Total deferred tax assets	31,784	32,197

Deferred tax liabilities	(352)	(794)

Valuation allowance	(6,132)	(3,518)

Net deferred tax asset	$25,300	$27,885

The net increase (decrease) in the valuation allowance was $2.6 million, $1.0 million and ($0.3 million) during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

As of June 3, 2006 the Company had approximately $19.3 million in tax assets resulting from federal, state and foreign net operating losses and tax credits. A detailed breakdown of the carryforward net operating losses (tax-effected) and tax credits at June 3, 2006 and May 28, 2005 are as follows (in thousands):

	2006	2005
Federal net operating losses	$5,064	$7,883
State net operating losses	3,509	2,740
Foreign net operating losses and credits	2,013	2,095
Federal and state research credits	7,555	5,556
Federal minimum tax credit	1,168	1,168

	$19,309	$19,442

Approximately $2.7 million of the federal operating losses were acquired as part of prior acquisitions and expire on various dates through 2012. The remaining $2.4 million of federal operating losses and all state operating losses expire on various dates through 2024. Foreign net operating losses are available indefinitely, while the foreign tax credits expire on various dates through 2017. Federal and most of the state research credits expire on various dates through 2027. Certain state research credits and the minimum tax credit are available indefinitely.

These tax losses and credits are subject to certain limitations caused by the change in ownership. Accordingly, their utilization in future periods may be restricted. As such some of these losses may not be realizable and valuation allowances of $6.1 million and $3.5 million have been recorded as of June 3, 2006 and May 28, 2005, respectively.

The components of income (loss) before income taxes and the provision for (benefit from) income taxes are as follows, all from continuing operations (in thousands):

	2006	2005	2004
Income (loss) before income taxes:
Domestic	$16,274	$22,141	$(2,135)
Foreign	3,013	4,133	4,714

Total income before income taxes	$19,287	$26,274	$2,579

Provision for (benefit from) income taxes:
Current:
U.S. federal and state	$(5,163)	$(941)	$804
Foreign	1,054	1,985	1,453

	(4,109)	1,044	2,257
Deferred	2,573	5,393	(11,565)

Total provision for (benefit from) income taxes	$(1,536)	$6,437	$(9,308)

The tax benefit related to stock option exercises has been recorded as an increase to common stock rather than a reduction to the provision for income taxes.

A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate is as follows:

	2006	2005	2004
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0	1.4	2.9
Tax credits	(5.8)	(6.7)	(103.4)
Export tax incentives	(12.3)	(13.4)	(185.1)
Non-U.S. income taxed at different rates	(0.8)	4.4	(47.4)
Temporary differences previously not recognized	—	—	(73.7)
Reversal of previously accrued taxes Other, net	(30.9 1.8)	— 3.8	— 10.8

	(8.0)%	24.5%	(360.9)%

In October 2003 the Internal Revenue Service (IRS) began an audit of the Company’s tax years ending in 1996 through 2003. During fiscal 2005 the Company and the IRS reached agreement on the tax return years under review. The examination process requires a special report to be submitted by the IRS for congressional approval from the Joint Committee on Taxation. In fiscal 2006, the Company received notice from the IRS that the Joint Committee’s review was completed without exception. As a result, the Company received approximately $7.2 million in tax refunds and recorded a $5.9 million reversal of previously accrued income taxes relating to those years. Additionally, the Company is subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information management believes the ultimate resolutions will not have a materially adverse effect on the Company’s financial position or results of operations.

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

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 3, 2006 and May 28, 2005 (in thousands):

	2006	2005
Payroll-related	$8,445	$8,275
Product warranty	3,716	3,625
Accrual for loss on purchase commitments	287	343
Income taxes payable	4,846	11,623
Other	7,411	5,589

	$24,705	$29,455

See Note 10 for discussion of the accrual for product warranty.

NOTE 9. DEFERRED REVENUE

The following is a reconciliation of the changes in deferred revenue for fiscal years 2006 and 2005 (in thousands):

	2006	2005
Beginning of fiscal year	$12,986	$11,985
Revenue deferred	23,425	24,414
Revenue recognized	(23,090)	(23,413)

End of fiscal year	$13,321	$12,986

NOTE 10. PRODUCT WARRANTY

The following is a reconciliation of the changes in the aggregate product warranty accrual for fiscal years 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Beginning of fiscal year	$3,625	$4,720	$3,501
Warranty charges incurred	(9,872)	(10,837)	(10,611)
Inventory credits	4,255	4,639	6,308
Provision for warranty charges	5,708	5,103	5,522

End of fiscal year	$3,716	$3,625	$4,720

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

NOTE 11. EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company were $0.9 million, $0.9 million and $0.8 million for fiscal 2006, 2005 and 2004, respectively.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. It does, however, use derivatives to manage well-defined foreign currency risks. The Company enters into forward exchange contracts to hedge forecasted Japanese sales commitments and the value of accounts receivable primarily denominated in Japanese yen and other material non-functional currency monetary asset and liability balances. Foreign exchange contracts have gains and losses that are recognized at the end of each fiscal period. Such gains and losses have been immaterial to the results of operations and are typically offset by the corresponding changes to the related underlying transactions. Cash flows from derivative financial instruments are classified in the same category as the cash flows from the items being hedged.

In accordance with SFAS No. 133, hedges of anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, on a monthly basis. As a result, the forward contracts designated by the Company to hedge forecasted Japanese sales denominated in yen are cash flow hedges. The critical terms of the forward contract, such as amount and timing, are matched to the forecasted sale. The effectiveness of the cash flow hedge is determined by comparing the change in value of the anticipated transaction to the change in value of the related forward contracts, excluding time value. The effective portion of the hedge is accumulated in other comprehensive income and any ineffectiveness along with the time value change in the instrument is recognized immediately in other income and expense. Other comprehensive income associated with the hedges of forecasted sales is reclassified to revenue upon revenue recognition.

In addition to “cash flow hedges”, the Company uses “remeasurement hedges” to hedge non-functional currency monetary assets and liabilities held outside the U.S. These non-functional currency monetary balances are reviewed monthly and, if material, are hedged using the local functional currency value at the current month balance sheet rate. Forward contracts are one month in duration and at the settlement of the contract, any resulting gains or losses are reflected in other income and expense.

At June 3, 2006 and May 28, 2005 the Company had net forward exchange contracts to purchase (sell) foreign currencies totaling ($0.3 million) and $9.3 million, respectively. In general, these contracts mature in less than one year and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal. The use of derivatives has not had, and is not expected to have, a significant effect on financial position or the results of operations.

The table below summarizes, by major currency, the notional amounts of forward exchange contracts in U.S. dollars as of June 3, 2006 and May 28, 2005. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate as of June 3, 2006 and May 28, 2005.

	Bought (Sold) (in thousands)
Foreign Currency	2006	2005
Japanese Yen	$(7,467)	$(2,331)
Taiwan Dollar	(3,369)	3,270
Euro	3,565	3,361
British Pound	855	—
Korean Won	6,097	4,993

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, automobiles and office space under operating leases, which are non-cancelable and expire on various dates through fiscal 2011. The aggregate minimum commitment for rentals under operating leases beyond June 3, 2006 is as follows (in thousands):

Fiscal
2007	$1,221
2008	545
2009	299
2010	103
2011	37
Thereafter	—

Total minimum lease payments	$2,205

Rental expense for all operating leases was $0.9 million, $0.9 million and $1.2 million in fiscal 2006, 2005 and 2004, respectively. In addition to the operating lease commitments detailed above, the Company had firm purchase order commitments in the ordinary course of business, which are primarily for inventories, totaling $42.5 million at June 3, 2006.

In the normal course of business the Company indemnifies customers with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from other third party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such other third parties.

NOTE 14. EARNINGS PER SHARE

Following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for fiscal 2006 and fiscal 2005 (in thousands, except per share amounts):

	2006	2005	2004
Weighted average shares outstanding—basic	28,823	28,434	27,983
Effect of dilutive stock options	255	138	250

Weighted average shares outstanding—diluted	29,078	28,572	28,233

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	2006	2005	2004
Employee stock options	2,600	3,306	3,231
4 1/4% convertible subordinated notes	—	—	3,816

	2,600	3,306	7,047

NOTE 15. LEGAL MATTERS

All Ring Patent Infringement Prosecution

On August 24, 2005, the Company executed a Provisional Attachment Order (the Attachment Order) issued by the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. In the petition requesting the Attachment Order, the Company alleged that All Ring’s Capacitor Tester

Model RK-T6600 (the Capacitor Tester) infringes ESI’s Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). This patent corresponds to ESI’s U.S. Patent No. 5,842,579. The patented technology is used in the Model 3340 Multifunction MLCC Tester. All Ring has filed a bond with the Court to obtain relief from the attachment of its assets. The bond provides security to ESI with respect to its patent infringement claim against All Ring.

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester, or importing the Capacitor Tester for any of these purposes, until final judgment is entered in the formal patent infringement action. Pursuant to the Court’s order, we were required to post with the Court a Taiwan dollar security bond, which is valued at approximately US$7.2 million.

In October 2005, ESI filed a formal patent infringement action against All Ring in the Court. In early May 2006, after all parties filed briefs on the topic, the Court appointed an expert to conduct a patent infringement assessment. The assessment by the Court-appointed expert has not yet taken place.

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office. The Company filed a defense brief in March 2006. The Company intends to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

Patent Infringement Settlement

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

Settlement of Class Action and Derivative lawsuits

As a result of the March 2003 announcement that the Company was reviewing certain accounting matters and would be restating some of its financial statements, between March 2003 and May 2003, three purported class action lawsuits were filed in the United States District Court for the District of Oregon against the Company and certain former executive officers. In March 2003, the Audit Committee commenced an investigation into certain accounting matters. As a result of the investigation, which was completed in July 2003, the Company restated its financial statements for the fiscal year ended June 1, 2002 and for the quarters ended August 31, 2002 and November 30, 2002.

Additionally, in March and April 2003 two purported shareholder derivative complaints were filed in the Circuit Court of Oregon in Washington County against certain former executive officers and certain current or former directors. The Company was named as a “nominal defendant” in the shareholder derivative complaints. A special litigation committee of the board of directors, with the assistance of independent legal counsel, was appointed to conduct an investigation relating to the allegations asserted in the shareholder derivative complaints.

In April 2004, the Company announced an agreement in principle to settle both the class action and derivative actions. The settlement called for the payment of $9.3 million of which approximately $3.8 million was expensed in fiscal 2004 and paid by the Company during fiscal 2005 and approximately $5.5 million was paid by its insurance carrier. On September 23, 2004, the Securities and Exchange Commission announced that it would not bring an enforcement action against the Company with respect to the matters resulting in the restatement of its financial statements.

In addition to the legal matters described above, in the ordinary course of business the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 16. SHAREHOLDER RIGHTS PLAN

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

NOTE 17. STOCK-BASED COMPENSATION PLANS

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

The 2004 Plan allows for grants of stock options, stock bonuses, restricted stock or performance-based awards. Stock options outstanding under the 2004 Plan and the Replaced Plans vest over variable periods determined at the grant date, generally with terms of immediate vesting or up to four years, and expire ten years from the date of grant. Certain options granted in fiscal 2006 vested immediately or prior to the end of the fiscal year with sale restrictions. Options issued under the 2004 Plan and the Replaced Plans are exercisable at prices not less than fair market value on the date of the grant. The 2004 Plan prohibits repricing of options granted without prior shareholder approval. Restricted stock grants issued under the Replaced Plans vest based on certain performance criteria that are tied to the Company’s results of operations, stock price and/or length of service. Certain restricted stock units awarded under the 2004 Plan vest based on performance criteria that are tied to the Company’s results of operations, personal performance criteria, and, in certain cases, length of service. During fiscal 2006, 2005 and 2004, we recorded $1.4 million, $1.7 million and $0.8 million of compensation expense related to restricted stock grants and restricted stock units.

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

On January 25, 2005, the Compensation Committee of the Board of Directors (the Compensation Committee) accelerated the vesting, effective immediately, of all the Company’s unvested stock options awarded to employees, other than those awarded to the President and Chief Executive Officer at his time of hire (which are discussed in the next paragraph), having an exercise price greater than $20.24. Except as noted in the following paragraph, no options were accelerated for members of the Board of Directors. The closing price of the Company’s common stock on the NASDAQ National Market on January 25, 2005 was $17.14. As a result of the acceleration, options to acquire approximately 220,000 shares of the Company’s common stock, which otherwise would have vested from time to time over the following 42 months, became immediately exercisable. No compensation expense has been recorded in the consolidated statement of operations related to this modification as the market price of the common stock on the date of the modification was lower than the exercise price of the accelerated options.

On January 25, 2005, the Compensation Committee accelerated the vesting of 315,000 shares of the Company’s common stock subject to an option granted to Nicholas Konidaris, the Company’s President and Chief Executive Officer, so that the option will become fully exercisable on August 26, 2005. The option has an exercise price of $25.71. Under the terms of the original option agreement, 105,000 shares would have vested on each of January 7, 2006, January 7, 2007 and January 7, 2008. For book reporting purposes, the Company accelerated approximately $1.5 million of unamortized expense related to this award ratably from the date of change over the reduced vesting period, which ended August 26, 2005. This expense would otherwise have been expensed ratably through December 2007. Additionally, a stock option granted to Mr. Konidaris to purchase 40,000 shares of the Company’s common stock was accelerated effective January 25, 2005. The option has an exercise price of $25.50. Under the terms of the original option agreement, 10,000 shares would have vested on each of July 13, 2005, July 13, 2006, July 13, 2007 and July 13, 2008. In connection with both of these accelerations, Mr. Konidaris has agreed that the shares underlying the accelerated options may not be sold by him until the dates those shares would otherwise have been vested under the terms of the original option agreements.

On June 28, 2004, the Compensation Committee of the Board of Directors approved an acceleration of the vesting of those employee stock options, excluding stock options granted to the Board of Directors and Chief Executive Officer, with an option price equal to or greater than the closing sale price of $23.38 per share on that date, as reported on the NASDAQ National Market. Options to purchase approximately 1.2 million shares of stock with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable. No compensation expense has been recorded in the consolidated statement of operations related to this modification as the market price of the common stock on the date of the modification was lower than the exercise price of the accelerated options.

The total pro forma stock-based employee compensation expense for fiscal 2006 of $12.0 million presented in Note 1 includes $10.5 million for options that were granted in fiscal 2006 and fully vested during the fiscal year. The total pro forma stock-based employee compensation expense of $20.9 million for fiscal 2005 stated in Note 1 includes $4.0 million resulting from the January 25, 2005 accelerations and $10.1 million resulting from the June 28, 2004 acceleration.

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

At June 3, 2006, the Company had 4,628,514 shares of its common stock reserved for issuance under all of the above plans combined. The following table summarizes option activity in the above stock plans (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Balances, May 1, 2003	4,287	$30.71
Options granted	1,697	23.97
Options canceled	(1,011)	33.41
Options exercised	(254)	13.88

Balances, May 29, 2004	4,719	$28.60
Options granted	897	19.66
Options canceled	(1,377)	32.75
Options exercised	(322)	16.62

Balances, May 28, 2005	3,917	$26.11
Options granted	1,110	20.45
Options canceled	(403)	25.74
Options exercised	(283)	17.32

Balances, June 3, 2006	4,341	$25.27

The Company had 111,220, 103,804 and 23,400 shares of restricted stock outstanding as of June 3, 2006, May 28, 2005 and May 29, 2004, respectively, none of which were vested.

Certain information about stock options outstanding at June 3, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 8.25 – 16.35	110,222	3.68	$14.34	110,222	$14.34
16.92 – 16.92	473,500	8.88	16.92	473,500	16.92
16.93 – 19.42	477,950	7.16	18.49	362,200	18.83
19.50 – 20.00	611,200	9.72	19.95	611,200	19.95
20.16 – 24.94	423,950	8.30	23.13	378,200	23.15
25.00 – 25.00	516,050	7.15	25.00	516,050	25.00
25.49 – 25.71	581,814	7.73	25.66	581,814	25.66
25.75 – 32.15	443,511	5.68	27.14	443,511	27.14
32.19 – 45.44	451,740	5.70	35.56	451,740	35.56
47.06 – 61.63	250,580	3.85	53.16	250,580	53.16

$ 8.25 – 61.63	4,340,517	7.31	$25.27	4,179,017	$25.51

At May 28, 2005 the Company had 2,766,334 options exercisable at a weighted average exercise price of $28.68 and at May 29, 2004, there were 2,456,057 options exercisable at a weighted average exercise price of $31.14.

In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan, as amended in September 1998, October 2003 and October 2004 (the ESPP), pursuant to which 1,900,000 shares of common stock have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15 percent of their cash compensation during each pay period. Prior to January 8, 2004, the ESPP provided for one 12-month offering period beginning January 8 of each calendar year and ending with a purchase date on January 7.

In October 2003, the Board of Directors approved an amendment to the ESPP to provide that, beginning January 8, 2004, the ESPP would have separate overlapping 24-month offerings starting every three months. Each offering would have eight purchase dates occurring every three months on designated dates. The offerings under the ESPP commence on January 15, April 15, July 15 and October 15 of each calendar year. Any eligible employee may participate in only one offering at a time and may purchase shares only through payroll deductions permitted under the ESPP. Eligible employees may elect to contribute up to 15 percent of their compensation during each pay period. At the end of each three-month purchase period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of common stock. The purchase price per share is equal to 85% of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date of purchase. The October 2003 amendment also provides that if the fair market value of the common stock on the first day of the new offering period is less than or equal to the fair market value of the common stock on the first date of any ongoing offering, employees participating in any such ongoing offering will be automatically withdrawn from it and enrolled in the new offering. A total of 152,900, 133,562 and 101,527 shares of common stock were issued under the ESPP during fiscal 2006, 2005 and 2004, respectively, and 917,138 shares remained reserved for issuance at June 3, 2006.

NOTE 18. GEOGRAPHIC AND PRODUCT INFORMATION

Net sales by product type were as follows (in thousands):

	2006	2005	2004
Semiconductor Group (SG)	$126,682	$138,574	$125,018
Passive Components Group (PCG)	46,305	61,001	50,759
Electronic Interconnect Group (EIG)	34,019	33,796	31,465

	$207,006	$233,371	$207,242

Sales by geographic area, based on the location of the end user, were as follows (in thousands):

	2006	2005	2004
Asia	$155,959	$180,378	$146,436
Americas	36,351	35,277	41,035
Europe	14,696	17,716	19,771

	$207,006	$233,371	$207,242

Long-lived assets, exclusive of marketable securities and deferred tax assets, by geographic area were as follows at June 3, 2006 and May 28, 2005 (in thousands):

	2006	2005
United States	$47,650	$41,476
Asia	13,316	3,142
Europe	134	47

	$61,100	$44,665

NOTE 19. CONVERTIBLE SUBORDINATED NOTES

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

Interest of $3.1 million was due semi-annually on each June 21 and December 21. Interest expense in the accompanying consolidated statements of operations also included accretion of underwriting discounts and debt issuance costs of $0.7 million in fiscal 2005 and $0.9 million in fiscal 2004. Principal was originally due at maturity on December 21, 2006. In accordance with the terms of the Convertible Note indenture, the Company was required to place $18.2 million in trust. This restricted investment was invested in treasury bills and was sufficient to satisfy the first six interest payments due through December 2004 under the terms of the indenture. The Convertible Notes were convertible into shares of common stock at a conversion price of $38.00 per share, subject to adjustment in certain circumstances.

In fiscal 2003, the Company repurchased $5.0 million principal amount of the Convertible Notes in the open market. In the fourth quarter of fiscal 2005, the Company redeemed the remaining $145.0 million aggregate principal amount of the Convertible Notes. In accordance with the terms of the Convertible Note indenture, the redemption price was 101.70% of the principal amount of the Convertible Notes, plus accrued and unpaid interest to the redemption date. In connection with the redemption, the Company recorded expenses of approximately $4.1 million in the fourth quarter of fiscal 2005, consisting of the redemption premium, a non-cash charge for unamortized debt issuance costs of approximately $1.6 million and other related costs.

NOTE 20. RESTRUCTURING AND COST MANAGEMENT PLANS

The following table reflects changes in accruals related to restructuring and cost management activities, which are reflected in the “other” component of accrued liabilities in the accompanying consolidated balance sheets, for the three years ended June 3, 2006 (in thousands):

	Balances at May 31, 2003	Expenses Charged to Accruals	Amounts Paid	Balances at May 29, 2004
Facility consolidation costs	$680	566	(795)	$451
Severance and other employee-related costs	$50	1,419	(1,469)	$—

	Balances at May 29, 2004	Expenses Charged to Accruals	Amounts Paid	Balances at May 28, 2005
Facility consolidation costs	$451	—	(98)	$353
Severance and other employee-related costs	$—	1,224	(1,224)	$—

	Balances at May 28, 2005	Expenses Charged to Accruals	Amounts Paid	Balances at June 3, 2006
Facility consolidation costs	$353	—	(105)	$248

Of the approximately $1.2 million of expenses charged in fiscal 2005, $0.3 million was included in cost of goods sold, $0.6 million was included in selling, service and administration expenses, and $0.3 million was included in research, development and engineering expenses. Of the $2.0 million expenses charged in fiscal 2004, $0.1 million was included in cost of goods sold, $1.7 million was included in selling, service and administration expenses, and $0.2 million was included in research, development and engineering expenses.

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

Included in accrued liabilities are charges relating to the closure of a building located in Ann Arbor, Michigan, initiated in fiscal 2002. This facility is sublet through December 2006, the expiration date of the Company’s lease on the facility. At June 3, 2006 and May 28, 2005, an accrual of $0.2 million and $0.4 million, respectively, is recorded for remaining lease charges, net of estimated sublease income, which will be paid through December 2006.

NOTE 21. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Year ended June 3, 2006
Net sales	$44,508	$48,643	$55,937	$57,918
Gross profit	19,647	21,168	24,897	25,776
Provision for (benefit from) income taxes[1]	635	902	(3,656)	583
Net income	1,347	3,188	10,357	5,931
Basic net income per share	0.05	0.11	0.36	0.20
Diluted net income per share	0.05	0.11	0.35	0.20

Year ended May 28, 2005
Net sales	$72,620	$66,004	$49,084	$45,663
Gross profit	36,886	32,826	21,438	20,680
Provision for (benefit from) income taxes	4,433	1,604	672	(272)
Net income (loss)[2]	10,646	7,946	1,998	(753)
Basic net income (loss) per share	0.38	0.28	0.07	(0.03)
Diluted net income (loss) per share	0.36	0.28	0.07	(0.03)

The sum of the quarterly EPS data presented in the table above for fiscal 2006 and 2005 does not equal annual results due to the varying impacts of dilutive securities to the annual versus the quarterly EPS calculations (see Note 14) and due to rounding.

1	The third and fourth quarters of fiscal 2006 include $5.3 million and $0.6 million, respectively, for reductions in accrued income taxes due to the statutory closure of various tax years.
2	The second quarter of fiscal 2005 includes a pretax charge of approximately $2.2 million resulting from the settlement and related legal costs for a patent infringement lawsuit. See Note 15. The fourth quarter of fiscal 2005 includes a pretax charge of approximately $4.1 million for the redemption of the convertible subordinated notes. See Note 19.

NOTE 22. SUBSEQUENT EVENT

In June 2006, the Company received a $1.3 million insurance settlement for demonstration systems that were destroyed in a fire at a customer’s plant. The book value of these assets had previously been reduced to $0. As a result of the insurance settlement, the Company will record a gain on disposition of the assets of $1.3 million which will offset other selling, service and administrative expenses in the first quarter of fiscal 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Attached to this annual report as exhibits 31.1 and 31.2 are the certifications of our President and Chief Executive Officer (CEO) and our Interim Chief Financial Officer (CFO) required by Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This “Controls and Procedures” section of our annual report on Form 10-K is our disclosure of the conclusions of our management, including our CEO and our CFO, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures. This section of the Annual Report on Form 10-K should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

(a) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our President and CEO and CFO. Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (the SEC). Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 3, 2006 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 3, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 3, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in (e) below.

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

(d) Changes in Internal Control

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. The implementation of our new ERP system in the fourth quarter of fiscal 2006 did not materially impact our internal controls over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Electro Scientific Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Electro Scientific Industries, Inc. (an Oregon Corporation) and subsidiaries maintained effective internal control over financial reporting as of June 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electro Scientific Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Electro Scientific Industries, Inc. maintained effective internal control over financial reporting as of June 3, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Electro Scientific Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of June 3, 2006 and May 28, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 3, 2006, and our report dated August 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

August 14, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item, including information about the Company’s audit committee, is included under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted the ESI Code of Conduct, a code of ethics and business practices with which every person who works for the Company is expected to comply. In addition, the Company has adopted a Code of Ethics for Financial Managers with which all financial employees are expected to comply. The ESI Code of Conduct and Code of Ethics for Financial Managers is publicly available on the Company’s website under the Investors Section (at http://www.esi.com/esi/investors). This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any waiver is granted, including any implicit waiver, from a provision of the ESI Code of Conduct or the Code of Ethics to the Company’s executive officers, controller or directors, the Company will disclose the nature of such waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Employment Contracts and Severance Agreements,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is included under “Certain Relationships and Related Transactions” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on form 8-K filed on October 21, 2004 (the “October 21 8-K”).

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10.1*	ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

10.2*	ESI 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

10.3*	Form of Change in Control Agreement between the Company and each of its appointed officers. Incorporated by reference to Exhibit 10-C of the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

Exhibit No.
10.4*	1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

10.5*	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

10.6*	Form of Indemnity Agreement between the Company and each of its corporate officers. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

10.7*	2000 Stock Option Incentive Plan. Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

10.8*	Change in Control Agreement by and between Electro Scientific Industries, Inc. and Mr. Ed Swenson dated January 16, 2003. Incorporated by reference to Exhibit 10.8 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 1, 2003, as filed on August 11, 2003.

10.9*	Employment Agreement between the Company and Nicholas C. Konidaris, dated January 7, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended February 28, 2004, as filed on April 6, 2004.

10.10*	Amendment No. 1 to Employment Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2005 (the “January 31 8-K”).

10.11*	Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.2 of the January 31 8-K.

10.12*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris dated as of January 25, 2005. Incorporated by reference to Exhibit 10.3 of the January 31 8-K.

10.13*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris dated as of January 25, 2005. Incorporated by reference to Exhibit 10.4 of the January 31 8-K.

10.14*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.6 of the January 31 8-K.

10.15*	Offer Letter to Tom Wu, dated December 12, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006.

10.16*	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed July 27, 2005.

10.17*	Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005.

10.18*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Incentive Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.3 in the October 21 8-K.

10.19*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.4 in the October 21 8-K.

10.20*	Form of Performance Based Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.5 of the January 31 8-K.

10.21*	Form of Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.7 of the January 31 8-K.

Exhibit No.
10.22*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Non-Directors) (for awards made on May 24, 2006). Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2006.

10.23*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Directors) (for awards made in May 2006). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 30, 2006.

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for Frederick Ball

24.2	Power of Attorney for Richard J. Faubert

24.3	Power of Attorney for Barry L. Harmon

24.4	Power of Attorney for W. Arthur Porter

24.5	Power of Attorney for Gerald F. Taylor

24.6	Power of Attorney for Keith L. Thomson

24.7	Power of Attorney for Jon D. Tompkins

24.8	Power of Attorney for Robert R. Walker

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By:	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 14, 2006.

Signature		Title

/s/ NICHOLAS KONIDARIS Nicholas Konidaris		President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ KERRY MUSTOE Kerry Mustoe		Corporate Controller, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*FREDERICK A. BALL Frederick Ball		Director

*RICHARD J. FAUBERT Richard J. Faubert		Director

*BARRY L. HARMON Barry L. Harmon		Director

*W. ARTHUR PORTER W. Arthur Porter		Director

*GERALD F. TAYLOR Gerald F. Taylor		Director

*KEITH L. THOMSON Keith L. Thomson		Director

*JON D. TOMPKINS Jon D. Tompkins		Chairman of the Board

*ROBERT R. WALKER Robert R. Walker		Director

* By:	/s/ KERRY MUSTOE Kerry Mustoe, Attorney-in-fact