Form 10-Q
period 2006-09-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2006-09-29
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2006

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

Registrant’s web address: www.esi.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock at September 28, 2006 was 29,099,545 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 2, 2006	June 3, 2006
Assets
Current assets:
Cash and cash equivalents	$75,326	$79,961
Marketable securities	135,552	140,106

Total cash and securities	210,878	220,067
Trade receivables, net of allowances of $592 and $689	60,112	47,978
Income tax refund receivable	978	1,570
Inventories	67,445	63,834
Shipped systems pending acceptance	3,382	3,941
Deferred income taxes	12,279	11,982
Prepaid and other current assets	6,033	4,410

Total current assets	361,107	353,782
Long-term marketable securities	2,504	9,265
Property, plant and equipment, net of accumulated depreciation of $53,035 and $51,162	45,710	43,338
Deferred income taxes, net	10,399	13,318
Other assets	26,451	17,762

Total assets	$446,171	$437,465

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,848	$11,272
Accrued liabilities	22,760	24,705
Deferred revenue	12,259	13,321

Total current liabilities	49,867	49,298
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 29,097 and
29,051 shares issued and outstanding	167,750	166,459
Retained earnings	228,794	222,022
Accumulated other comprehensive loss	(240)	(314)

Total shareholders’ equity	396,304	388,167

Total liabilities and shareholders’ equity	$446,171	$437,465

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATION

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	September 2, 2006	August 27, 2005
Net sales	$60,164	$44,508
Cost of sales	32,883	24,861

Gross profit	27,281	19,647
Operating expenses:
Selling, service and administration	12,158	11,077
Research, development and engineering	9,304	7,829
Insurance recovery	(1,287)	—

	20,175	18,906

Operating income	7,106	741
Interest and other income, net	2,910	1,241

Income before income taxes	10,016	1,982
Provision for income taxes	3,244	635

Net income	$6,772	$1,347

Net income per share - basic and fully diluted	$0.23	$0.05

Weighted average number of shares - basic	29,076	28,642

Weighted average number of shares - fully diluted	29,243	28,799

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	September 2, 2006	August 27, 2005
Cash flows from operating activities:
Net income	$6,772	$1,347
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,969	1,852
Insurance recovery	(1,287)	—
Stock-based compensation expense	577	750
Tax benefit of stock options exercised	—	727
Provision for doubtful accounts	104	(144)
Loss on disposal of property and equipment	—	7
Deferred income taxes	2,711	(558)
Changes in operating accounts:
Increase in trade receivables, net	(12,717)	(1,336)
Decrease in income tax refund receivable	592	1,250
(Increase) decrease in inventories	(7,147)	5,097
(Increase) decrease in shipped systems pending acceptance	559	(484)
Increase in other current assets	(1,716)	(168)
Increase (decrease) in other current liabilities	1,996	(1,711)
Increase (decrease) in deferred revenue	(1,062)	132

Net cash provided by (used in) operating activities	(8,649)	6,761
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,285)	(4,645)
Purchase of securities	(135,617)	(101,247)
Proceeds from sales of securities and maturing securities	147,195	125,516
Purchase of minority equity investment	(6,000)	—
Insurance recovery	1,287	—
(Increase) decrease in other assets	729	(425)

Net cash provided by investing activities	3,309	19,199
Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	705	870

Net cash provided by financing activities	705	870

Net change in cash and cash equivalents	(4,635)	26,830
Cash and cash equivalents:
Beginning of period	79,961	61,314

End of period	$75,326	$88,144

Supplemental cash flow information:
Cash paid for interest	$—	$—
Income tax refunds received	8	1,251
Cash paid for income taxes	(328)	(319)

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

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

With the exception of the accounting for a minority equity investment as discussed in Note 3 and the adoption of SFAS 123R, “Share-Based Payment,” as discussed in Note 9, the Company’s significant accounting policies remain unchanged from those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended June 3, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: inventory write-downs; allowances for uncollectible trade accounts receivables; long-lived assets valuations; product warranty reserves; loss contingency reserves; revenue recognition; and income tax benefits, expenses and deferred taxes. Beginning in the first quarter of fiscal 2007, the calculation of stock-based compensation expense under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” requires the use of valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of the Company’s stock price, the expected dividend rate with respect to the Company’s common stock and the exercise behavior of its employees.

Note 2 – Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market. Components of inventories are as follows (in thousands):

	September 2, 2006	June 3, 2006
Raw materials and purchased parts	$42,197	$41,830
Work-in-process	14,278	9,498
Finished goods	10,970	12,506

	$67,445	$63,834

Note 3 – Other Assets

Other assets consisted of the following (in thousands):

	September 2, 2006	June 3, 2006
Goodwill	$1,442	$1,442
Patents, net	234	249
Consignment and demo equipment, net	11,306	8,335
Minority equity investment	6,000	—
Other	7,469	7,736

	$26,451	$17,762

In the first quarter of fiscal 2006, the Company invested $6.0 million in a Series D financing for OmniGuide, Inc. The Company’s investment represents an 11% interest in OmniGuide, Inc. and is valued at cost at September 2, 2006. In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” an assessment of potential impairment for this investment will be performed for each reporting period.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 2, 2006	June 3, 2006
Payroll-related	$5,022	$8,445
Product warranty	3,892	3,716
Accrual for loss on purchase commitments	287	287
Income taxes payable	5,138	4,846
Other	8,421	7,411

	$22,760	$24,705

See Note 5 for a discussion of the accrual for product warranty.

Note 5 – Product Warranty

The Company evaluates obligations related to product warranties quarterly. A standard one-year warranty is provided on products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Inventory credits resulting from the return of repaired parts to inventory and any cost recoveries from warranties offered by suppliers for defective components are recorded as a credit to the warranty accrual. Using historical data, the Company estimates average warranty cost per system or part type and records the provision for such charges as an element of cost of goods sold. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales. If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly. Accrued product warranty is included on the consolidated balance sheets as a component of accrued liabilities.

Following is a reconciliation of the change in the aggregate accrual for product warranty for the three months ended September 2, 2006 and August 27, 2005 (in thousands):

	September 2, 2006	August 27, 2005
Product warranty accrual, beginning	$3,716	$3,625
Warranty charges incurred	(2,830)	(2,173)
Inventory credits	1,453	1,076
Provision for warranty charges	1,554	938

Product warranty accrual, ending	$3,892	$3,466

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

The following is a reconciliation of the changes in deferred revenue for the three months ended September 2, 2006 and August 27, 2005 (in thousands):

	September 2, 2006	August 27, 2005
Deferred revenue, beginning	$13,321	$12,986
Revenue deferred	5,632	3,723
Revenue recognized	(6,694)	(3,591)

Deferred revenue, ending	$12,259	$13,118

Note 7 – Earnings Per Share

The following is a reconciliation of weighted average shares outstanding and adjustments to net income used in the calculation of basic and diluted earnings per share (EPS) for the three months ended September 2, 2006 and August 27, 2005 (in thousands):

	Three months ended September 2, 2006		Three months ended August 27, 2005
	Income	Shares	Income	Shares
Net income available to common shareholders – basic	$6,772	29,076	$1,347	28,642
Effect of dilutive shares	—	167	—	157

Net income available to common shareholders – diluted	$6,772	29,243	$1,347	28,799

In the diluted EPS calculation for the three months ended September 2, 2006 and August 27, 2005, employee stock options equal to 3,678,219 and 2,875,000 common stock equivalent shares, respectively, were excluded because inclusion would have had an antidilutive effect.

Note 8 – Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended
	September 2, 2006	August 27, 2005
Net income	$6,772	$1,347
Net unrealized gain (loss) on foreign exchange hedge contracts	(5)	11
Foreign currency translation adjustment	(184)	(237)
Net unrealized gain (loss) on securities classified as available for sale	263	(67)

	$6,846	$1,054

Note 9 – Stock-Based Compensation Plans

On June 4, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore financial statement amounts for the prior periods presented in this Form 10Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Additionally, stock-based compensation expense under SFAS 123R includes expense for unvested stock-based payment awards granted prior to June 3, 2006 based on the grant date fair value determined in accordance with the pro forma provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The Company uses the Black-Scholes model to estimate the fair value of all stock-based compensation awards on the date of grant, except for deferred stock awards which are valued at the fair market value on the date of award. The Company recognizes the compensation expense for options and deferred stock awards on a straight-line basis over the requisite service period of each award.

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

Prior to June 4, 2006, we accounted for stock options using the intrinsic value method as prescribed by APB 25. We provided disclosures of net income (loss) and net income (loss) per share for these prior periods prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value of stock-based awards to employees had been applied. This pro forma information for the three months ended August 27, 2005 is as follows (in thousands, except per share data):

Three months ended August 27, 2005
Net income, as reported	$1,347
Add – Stock-based employee compensation expense included in reported net income, net of related tax effect	480
Deduct – Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(2,658)

Net loss, pro forma	$(831)

Net income per share – basic and fully diluted, as reported	$0.05

Net loss per share – basic and fully diluted, pro forma	$(0.03)

On June 28, 2004 and January 25, 2005, the Compensation Committee of the Board of Directors (the Compensation Committee) accelerated the vesting of certain unvested stock options awarded to employees that had an option price equal to or greater than the closing sale price per share on those respective acceleration dates. No compensation expense was recorded in the consolidated statements of operations related to those modifications as the market price of the common stock on the date of the modification was lower than the exercise price of the accelerated items.

Additionally, on January 25, 2005, the Compensation Committee accelerated certain options granted to Nicholas Konidaris, the Company’s President and Chief Executive Officer. For book reporting purposes, the Company accelerated approximately $1.5 million of unamortized expense related to the awards.

The following table presents the impact of the adoption of SFAS 123R on selected items from the Company’s consolidated financial statements for the three months ended September 2, 2006 (in thousands, except per share data):

	Three months ended September 2, 2006
	As reported under SFAS No. 123R	If reported under APB 25
Consolidated Statements of Income:
Operating income	$7,106	$7,423
Income before income taxes	10,016	10,333
Net income	6,772	7,116
Basic and fully diluted earnings per share	0.23	0.24
Consolidated Statement of Cash Flows:
Net cash used in operating activities	(8,649)	(8,649)
Net cash provided by financing activities	705	705

Stock based compensation was included in our consolidated statements of operations as follows (in thousands):

	Three months ended
	September 2, 2006	August 27, 2005
Cost of sales	$108	$—
Selling, service, and administration	344	750
Research, development, and engineering	125	—

Stock-based compensation expense before income taxes	577	750
Income tax benefit	(154)	(270)

Total stock-based compensation expense after income taxes	$423	$480

The total amount of cash received from the exercise of stock options in the three months ended September 2, 2006 was $0.1 million and there was no material related tax benefit realized from the exercise of the stock options. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

As of September 2, 2006, no stock-based compensation costs were capitalized and the Company had $3.6 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.24 years.

The Black-Scholes model is utilized to determine the fair value of stock-based awards and the following weighted average assumptions were used in calculating the value of stock options granted and shares issued under the employee stock purchase plan (ESPP) during the periods presented:

	Three months ended
	September 2, 2006	August 27, 2005
Stock Option Awards:
Risk-free interest rate	—	3.92%
Expected dividend yield	—	0%
Expected lives	—	5.0 years
Expected volatility	—	59.37%
Employee Stock Purchase Plan:
Risk-free interest rate	5.04%	3.88%
Expected dividend yield	0%	0%
Expected lives	1.1 years	1.1 years
Expected volatility	33.43%	47.92%

No stock options were granted in the current quarter. The risk-free rate used is based on the U.S. Treasury yield over the estimated term. The expected term and forfeiture estimates for stock options are based on an analysis of actual exercise behavior. The expected term for the ESPP is the weighted average length of the purchase periods. The company uses historical volatility as the expected volatility.

The weighted-average fair-value of stock-based compensation awards granted and vested, and the intrinsic value of stock options exercised during the period were (in thousands, except per share data):

	Three months ended
	September 2, 2006	August 27, 2005
Stock Option Awards:
Grant date fair value per share	—	$10.80
Total fair value of options granted (thousands)	—	$6,037
Total fair value of options vested (thousands)	$450	$8,260
Total intrinsic value of options exercised (thousands)	$19	$70
Deferred Stock Awards
Grant date fair value per share	$18.64	$19.56
Total fair value of awards granted (thousands)	$1,746	$587
Employee Stock Purchase Plan
Grant date fair value per share	$5.52	$6.86
Total fair value (thousands)	$387	$73

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding as of June 3, 2006	4,340,517	$25.27
Granted	—	—
Exercised	4,256	$13.39
Forfeited	9,907	$26.27

Outstanding as of September 2, 2006	4,326,354	$25.28	7.07	$2,360

Exercisable as of September 2, 2006	4,206,354	$25.45	7.05	$2,186

Information with respect to deferred stock activity is as follows:

	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding as of June 3, 2006	111,220	—
Awarded	93,700	—
Released	—	—
Forfeited	—	—

Outstanding as of September 2, 2006	204,920	—	2.70	$4,018

Note 10 – Geographic and Product Information

Net sales by product type were as follows (in thousands):

	September 2, 2006	August 27, 2005
Semiconductor Group	$31,743	$27,901
Passive Component Group	18,632	11,049
Electronic Interconnect Group	9,789	5,558

	$60,164	$44,508

Sales by geographic area, based on the location of the end user, were as follows (in thousands):

	September 2, 2006	August 27, 2005
Asia	$43,450	$30,938
Americas	13,004	9,550
Europe	3,710	4,020

	$60,164	$44,508

Note 11 – Insurance Recovery

In June 2006, the Company received $1.3 million insurance proceeds for demonstration systems that were destroyed in a fire at a customer’s plant. The book value of these assets had previously been reduced to $0. As a result of the insurance settlement, the Company recorded a gain on disposition of the assets of $1.3 million in the first quarter of fiscal 2007 which is included as an offset to operating expenses in the consolidated statement of operations.

Note 12 – New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123R. The Company, which is currently evaluating its available transition alternatives, has until June 2, 2007 to make its one-time election.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If the Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. The Company is currently evaluating the impact of the guidance on its current and prior year financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes,” “expects” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks described in Part II, Item 1A. under the heading “Risk Factors.”

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

Fiscal 2006 order activity was characterized by steady growth. Quarterly orders in 2006 grew from $34.8 million in the first quarter to $61.1 million in the fourth quarter. Orders in the first quarter of fiscal 2007 reflect continued industry strength, increasing to $67.6 million. Orders increased in all three of our product groups compared to the prior quarter. As is inherent in the businesses we serve, the timing of orders can cause our order levels to fluctuate from period to period.

With respect to our semiconductor group, orders in the first quarter of fiscal 2007 showed continued strength as memory manufacturers increase capacity, increasing 8% from the order level in the previous quarter. We anticipate continued strength in the memory link repair area as our customers experience growth in demand for higher density memory devices and ramp their 90nm production capabilities.

Passive component group orders increased 14% in the first quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. The increase in orders was primarily from customers in Asia for both test and termination equipment. Our customers are reporting high levels of factory utilization and continued strong demand for the smallest MLCC products. After a period when many manufacturers were cautious before placing equipment orders, we have begun to experience increases in demand for our passive component group products as our customers seek to cautiously increase capacity.

Electronic interconnect group orders increased 14% in the first quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Demand in this market continues to be driven primarily by single-head UV drill systems for flex-circuit manufacturers.

Shipments of $59.6 million in the first quarter of fiscal 2007 increased $4.2 million or 8% from shipments of $55.4 million in the fourth quarter of fiscal 2006, primarily due to increased passive component group shipments. Backlog rose to $58.0 million at the close of the current quarter, compared to $50.0 million at the end of fiscal 2006, impacted by the quarter’s strong order activity.

Gross margins were 45.3% on net sales of $60.2 million in the first quarter of fiscal 2007, compared to 44.5% on net sales of $57.9 million in the fourth quarter of fiscal 2006. Operating expenses decreased $1.3 million to $20.2 million in the first quarter of fiscal 2007, compared to $21.5 million in the prior quarter. The decrease is substantially due to a $1.3 million insurance settlement received during the quarter for demonstration systems that were previously destroyed in a fire at a customer’s plant.

While we expect to continue to experience fluctuations in order timing that may affect the level of orders in the second quarter, shipments in the second quarter of fiscal 2007 are currently estimated to be in the range of $55 million to $65 million and net sales are estimated to be $50 million to $60 million. Gross margins in the second quarter are expected to be approximately 45%. We anticipate operating expenses for the second quarter of fiscal 2007 will be stable compared to the first quarter, exclusive of the impact of the $1.3 insurance recovery received in the first quarter.

Operating income increased to $7.1 million in the current quarter, compared to operating income of $4.2 million in the fourth quarter of fiscal 2006. Non-operating income increased to $2.9 million and our effective income tax rate increased to 32% compared to a net income tax benefit rate of 8% for fiscal 2006. Net income was $6.8 million in the first quarter of fiscal 2007, compared to $5.9 million in the fourth quarter of fiscal 2006.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended
	September 2, 2006	August 27, 2005
Net sales	100.0%	100.0%
Cost of sales	54.7	55.9

Gross margin	45.3	44.1
Selling, service and administrative	20.2	24.9
Research, development and engineering	15.5	17.6
Insurance recovery	(2.1)	—

Operating income	11.8	1.7
Total other income, net	4.8	2.8

Income before taxes	16.6	4.5
Income tax provision	5.4	1.4

Net income	11.3%	3.0%

Net Sales

Net sales were $60.2 million for the quarter ended September 2, 2006, an increase of $15.7 million or 35% compared to net sales of $44.5 million for the same quarter of the prior year. The overall increase was driven by increases in all three of our product groups.

Information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	September 2, 2006		August 27, 2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$31,743	52.8%	$27,901	62.7%
Passive Components (PCG)	18,632	31.0	11,049	24.8
Electronic Interconnect (EIG)	9,789	16.3	5,558	12.5

	$60,164	100.0%	$44,508	100.0%

SG sales in the first quarter of fiscal 2007 increased $3.8 million or 14% compared to the same period in the prior fiscal year. The sales increase was primarily due to increased volume sales of our Model 2100 thin-film-on-silicon (TFOS) trimming system, which continues to gain market acceptance. Over the past fiscal year, multiple leading analog IC makers qualified the Model 2100 for production.

First quarter PCG sales increased $7.6 million or 69% compared to sales in the first quarter of fiscal 2006. The rise in PCG net sales was driven by strong demand for our Model 3300 series electrical test systems as manufacturers seek to build production capacity for MLCC products.

EIG sales were $9.8 million in the first quarter of fiscal 2007, an increase of $4.2 million or 76% compared to EIG sales of $5.6 million in the first quarter of fiscal 2006. The increase was led by sales volumes of our Model 5300 series UV laser micro-via drilling systems, which doubled in the current quarter compared to the same period of the prior year. Many of our flex-circuit manufacturing customers are adding marginal capacity and have selected us as the provider of choice for micro-via drilling solutions.

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	September 2, 2006		August 27, 2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$43,450	72.2%	$30,938	69.5%
Americas	13,004	21.6	9,550	21.5
Europe	3,710	6.2	4,020	9.0

	$60,164	100.0%	$44,508	100.0%

Compared to the first quarter of fiscal 2006, the percentage of total net sales to Asia in the current quarter of fiscal 2007 increased modestly. The $12.5 million increase in sales to Asia was driven primarily by increases in China and Korea and resulted from the volume increases in net sales of PCG and EIG products.

Gross Profit

Gross profit was $27.3 million (45.3% of net sales) for the first quarter of fiscal 2007 compared to $19.6 million (44.1% of net sales) for the first quarter of fiscal 2006. Shipments in the first quarter of fiscal 2007 increased 34% compared to the same quarter in fiscal 2006 and enabled us to improve margin rates through volume-based manufacturing efficiencies and lower overhead costs per unit. This improvement was partially offset by a product mix shift away from higher margin products to lower margin products.

Operating Expenses

Selling, Service and Administrative Expenses

The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs. Selling, service and administrative expenses were $12.2 million (20.2% of net sales) in the first quarter of fiscal 2007, an increase of $1.1 million compared to $11.1 million (24.9% of net sales) in the first quarter of fiscal 2006. The increase is primarily related to increased compensation expense and increased commission expenses resulting from the rise in net sales compared to the first quarter of fiscal 2006. Additionally, consulting expenses were incurred to support our enterprise resource planning (ERP) system which was implemented in the fourth quarter of fiscal 2006.

Research, Development and Engineering Expenses

Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. Expenses associated with research, development and engineering totaled $9.3 million (15.5% of net sales) for the first quarter of fiscal 2007, representing a $1.5 million increase from $7.8 million (17.6% of net sales) for the first quarter of fiscal 2006. This increase is due primarily to higher compensation costs related to the 22% rise in headcount over the last twelve months to support increased investment in research and development.

Insurance Recovery

In June 2006, we received a $1.3 million insurance settlement for demonstration systems that were destroyed in a fire at a customer’s plant. The book value of these assets had previously been reduced to $0. As a result of the insurance settlement, we recorded a gain on disposition of the assets of $1.3 million in the first quarter of fiscal 2007, which is included as an offset to operating expenses in the consolidated statement of operations.

Interest and Other Income, Net

Net interest and other income was $2.9 million in the first quarter of 2007 compared to $1.2 million in the first quarter of 2006. During the current quarter, we recorded $0.3 million in non-recurring interest income on income tax refunds. The remaining increase is primarily due to increased investment yields as a result of rising market interest rates. The amount of our invested assets remained fairly stable in the first quarter of fiscal 2007 compared to the same quarter in the prior year.

Income Taxes

The income tax provision recorded for the first quarter of fiscal 2007 was $3.2 million on pretax income of $10.0 million, an effective rate of 32%. The effective tax rate in the first quarter of fiscal 2007 is lower than our statutory tax rate of 36%, primarily due to export tax incentives.

The effective tax rate for the second quarter of fiscal 2007 is expected to be approximately 34%. The effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and development credits, closure of tax years subject to examination and finalization of income tax returns. Based on currently available information, we are not aware of any such discrete events which are likely to occur and which would have a materially adverse effect on our consolidated financial position, expected cash flows or results of operations.

Net Income

Net income for the first quarter of fiscal 2007 was $6.8 million (11.3% of net sales), or $0.23 per share on a basic and fully diluted basis, compared to a net income of $1.3 million (3.0% of net sales), or $0.05 per share on a basic and fully diluted basis in the first quarter of fiscal year 2006.

Financial Condition and Liquidity

At September 2, 2006, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $213.4 million and accounts receivable of $60.1 million. At September 2, 2006, we had a current ratio of 7.2:1 and no long-term debt. Working capital increased to $311.2 million at September 2, 2006 from $304.5 million at June 3, 2006. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Cash flows used in operating activities totaled $8.6 million in the first quarter of fiscal 2007. Cash totaling $10.8 million was provided by net income adjusted for non-cash items. Other significant factors impacting cash flows from operations included increases in trade receivables, increases in inventories and increases in current liabilities.

Net inventories increased 6% to $67.4 million at September 2, 2006, compared to $63.8 million at June 3, 2006. The increase is comprised primarily of a $4.8 million increase in work in process in anticipation of shipments early in the second quarter of fiscal 2007. Finished goods decreased by $1.5 million due to strong shipments just prior to the end of the first quarter of fiscal 2007. The change in inventory balances also includes a non-cash transfer of $3.5 million to other non-current assets for capitalized demonstration systems.

Net trade receivables were $60.1 million at September 2, 2006, compared to $48.0 million at June 3, 2006, an increase of $12.1 million. The increase is primarily due to the timing of shipments near the end of the current quarter compared to the quarter ended June 3, 2006. Although days sales outstanding increased from 76 days at June 3, 2006 to 91 at the end of the current quarter, our aging of accounts receivable improved compared to the end of the prior quarter.

Payables and current liabilities were $37.6 million at September 2, 2006 compared to $36.0 million at June 3, 2006. The increase is primarily due to a rise of $3.6 million in accounts payable resulting from increased purchases to support inventory requirements for second quarter shipment forecasts. This increase was offset by a decrease of $3.4 million in accrued payroll-related costs driven by the annual profit sharing payment made in the first quarter of fiscal 2006.

Cash flows from investing activities totaled $3.3 million for the first quarter of fiscal 2007. Capital expenditures totaled $4.3 million during this period and were principally comprised of costs related to a major refurbishment of research and development clean rooms and laboratories. We also generated $11.6 million net in cash and cash equivalents through the maturity and sale of investments in our portfolio of marketable securities offset by certain reinvestments. During the first quarter of fiscal 2007, we invested $6.0 million in a Series D financing of OmniGuide, Inc. Included in the cash flow from investing activities was a $1.3 million insurance settlement received during the quarter on damaged demonstration systems.

Cash flows from financing activities of $0.7 million were comprised of proceeds from the exercise of stock options and ESPP purchases for the quarter ended September 2, 2006.

Critical Accounting Policies and Estimates

Except for the addition of stock-based compensation below, we reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for our fiscal year ended June 3, 2006 as filed with the Securities and Exchange Commission on August 15, 2006.

Stock-Based Compensation

On June 4, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, non-vested stock and purchases under the employee stock purchase plan, based on the estimated fair value of the award on the grant date. Upon the adoption of SFAS 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

Compensation expense is only recognized on awards that ultimately vest. Therefore, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We will update our forfeiture estimates quarterly and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our 2006 Annual Report on Form 10-K for our fiscal year ended on June 3, 2006.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers and other electronic products. In the past, the markets for electronic devices have experienced sharp downturns. During these downturns, electronics manufacturers, including our customers, have delayed or canceled capital expenditures, which has had a negative impact on our financial results. In the event of a downturn, we will not be able to assure you when demand for our products will increase or that demand will not further decrease. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

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

In addition, because we derive a substantial portion of our revenue from the sale of a relatively small number of products, the timing of orders by our customers may also cause our order levels and results of operations to fluctuate between periods, perhaps significantly. As a result, order levels or results of operations for a given period may not be indicative of order levels or results of operations for following periods.

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

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract, retain and assimilate additional personnel. The loss of key personnel could have a material adverse effect on our business or results of operations. We may not be able to retain our key managerial, financial, engineering and technical employees. Attracting qualified personnel may be difficult and our efforts to attract and retain these personnel may not be successful. In addition, we may not be able to assimilate qualified personnel, including any new members of senior management such as our new Chief Financial Officer, which could disrupt our operations.

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

Our inability to effectively manage these acquisition risks could materially and adversely affect our business, financial condition and results of operations. In addition, if we issue equity securities to pay for an acquisition the ownership percentage of our existing shareholders would be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. Further, the accounting for future acquisitions could result in significant charges resulting from amortization of intangible assets related to such acquisitions. In addition, we have made and may make strategic investments in development stage companies, which investments are subject to a high degree of risk, and therefore it is possible that we could lose our entire investment.

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

Our reported results of operations have been materially and adversely affected by our adoption of SFAS 123R.

SFAS 123R, “Share-Based Payment,” was effective in our first quarter of fiscal 2007, and resulted in recognition of substantial compensation expense relating to our stock incentive plan and employee stock purchase plan. We previously used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under that standard, we generally did not recognize compensation expense related to stock option grants or the discounts we provide under our employee stock purchase plan. Under the new rules, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which led to $0.3 million in additional pre-tax compensation expense in the first quarter of fiscal 2007. Total pre-tax stock-based compensation in the first quarter of fiscal 2007 was $0.6 million. Future results of operations may be materially and adversely affected by the expense recorded in accordance with SFAS 123R on future grants of stock awards. Additionally, tax expense treatment under SFAS 123R does not provide for recording of deferred taxes consistent with the timing of recording stock-based compensation expense. As such, the initial impact of non-compensatory plans may increase our effective tax rate.

Item 6.	Exhibits

This list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10.1	2005 Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 22, 2006.

10.2	Fiscal 2007 Annual Executive Team Bonus Plan Summary. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 25, 2006 (the “July 8-K”).

10.3	Form of Restricted Stock Unit Agreement (non-directors). Incorporated by reference to Exhibit 10.2 of the July 8-K.

10.4	Form of Performance Based Restricted Stock Unit Agreement (non-directors). Incorporated by reference to Exhibit 10.3 of the July 8-K.

10.5	Form of Restricted Stock Unit Agreement (directors). Incorporated by reference to Exhibit 10.4 of the July 8-K.

10.6	John Metcalf Offer Letter, dated July 7, 2006. Incorporated by reference to Exhibit 10.5 of the July 8-K.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 28, 2006	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ John Metcalf
John Metcalf
Senior Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller and Chief
Accounting Officer
(Principal Accounting Officer)