Form 10-Q
period 2006-12-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2007-01-05
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2006

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

The number of shares outstanding of the Registrant’s Common Stock at January 3, 2006 was 26,156,689 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 2, 2006	June 3, 2006
Assets
Current assets:
Cash and cash equivalents	$89,271	$79,961
Marketable securities	125,184	140,106

Total cash and securities	214,455	220,067

Trade receivables, net of allowances of $627 and $689	53,582	47,978
Income tax refund receivable	691	1,570
Inventories	72,302	63,834
Shipped systems pending acceptance	3,221	3,941
Deferred income taxes	12,104	11,982
Prepaid and other current assets	8,250	4,410

Total current assets	364,605	353,782

Long-term marketable securities	3,009	9,265
Property, plant and equipment, net of accumulated depreciation of $55,118 and $51,162	45,050	43,338
Deferred income taxes, net	10,128	13,318
Other assets	31,924	17,762

Total assets	$454,716	$437,465

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,298	$11,272
Accrued liabilities	25,608	24,705
Deferred revenue	13,344	13,321

Total current liabilities	52,250	49,298

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 authorized; 29,154 and 29,051 shares issued and outstanding	169,492	166,459
Retained earnings	232,583	222,022
Accumulated other comprehensive income (loss)	391	(314)

Total shareholders’ equity	402,466	388,167

Total liabilities and shareholders’ equity	$454,716	$437,465

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	For the three months ended		For the six months ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Net sales	$59,301	$48,643	$119,465	$93,151
Cost of sales	35,027	27,475	67,910	52,336

Gross profit	24,274	21,168	51,555	40,815

Operating expenses:
Selling, service and administration	12,023	11,365	24,181	22,442
Research, development and engineering	9,617	7,983	18,921	15,812
Insurance recoveries	(1,000)	—	(2,287)	—

	20,640	19,348	40,815	38,254

Operating income	3,634	1,820	10,740	2,561
Interest and other income, net	2,278	2,270	5,188	3,511

Income before income taxes	5,912	4,090	15,928	6,072
Provision for income taxes	2,123	902	5,367	1,537

Net income	$3,789	$3,188	$10,561	$4,535

Net income per share - basic and fully diluted	$0.13	$0.11	$0.36	$0.16

Weighted average number of shares - basic	29,128	28,705	29,102	28,674

Weighted average number of shares - fully diluted	29,522	28,997	29,303	28,896

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS

(In thousands)

(Unaudited)

	For the six months ended
	December 2, 2006	November 26, 2005
Cash flows from operating activities:
Net income	$10,561	$4,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,108	3,858
Insurance recovery on damaged equipment	(1,287)	—
Stock-based compensation expense	1,488	936
Tax benefit of stock options exercised	—	890
Provision for doubtful accounts	104	(144)
Loss on disposal of property and equipment	—	46
Deferred income taxes	2,947	320
Changes in operating accounts:
Increase in trade receivables, net	(5,344)	(491)
Decrease in income tax refund receivable	879	7,809
(Increase) decrease in inventories, net	(12,142)	1,578
Decrease in shipped systems pending acceptance	720	749
Increase in prepaid and other current assets	(3,722)	(1,855)
Increase in accounts payable and other current liabilities	2,927	7,533
Increase in deferred revenue	23	356

Net cash provided by operating activities	1,262	26,120

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,718)	(9,478)
Purchase of securities	(281,840)	(275,932)
Proceeds from sales of securities and maturing securities	303,512	296,507
Purchase of minority equity investments	(11,000)	—
Insurance recovery on damaged equipment	1,287	—
(Increase) decrease in other assets	397	(6,373)

Net cash provided by investing activities	6,638	4,724

Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	1,410	1,750

Net cash provided by financing activities	1,410	1,750

Net change in cash and cash equivalents	9,310	32,594

Cash and cash equivalents:
Beginning of period	79,961	61,314

End of period	$89,271	$93,908

Supplemental cash flow information:
Income tax refunds received	$331	$8,603
Cash paid for income taxes	(939)	(1,156)

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

With the exception of the accounting for minority equity investments as discussed in Note 3 and the adoption of SFAS 123R, “Share-Based Payment,” as discussed in Note 9, the Company’s significant accounting policies remain unchanged from those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended June 3, 2006.

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

Note 2 - Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market. Components of inventories were as follows (in thousands):

	December 2, 2006	June 3, 2006
Raw materials and purchased parts	$45,190	$41,830
Work-in-process	16,569	9,498
Finished goods	10,543	12,506

	$72,302	$63,834

Note 3 – Other Assets

Other assets consisted of the following (in thousands):

	December 2, 2006	June 3, 2006
Goodwill	$1,442	$1,442
Patents, net	218	249
Consignment and demo equipment, net	11,660	8,335
Minority equity investment	11,000	—
Other	7,604	7,736

	$31,924	$17,762

Consigned, demonstration and training equipment is recorded at the lower of standard costs or estimated market values, until the assets are sold. Demonstration equipment consists of equipment removed from inventory to support system demonstrations at the Company’s regional sales offices as well as at customer locations. Demonstration equipment sent to customer sites is subject to a contractual loan agreement. These loan agreements do not include requirements to purchase the equipment either during or at the end of the loan period. Historically, this equipment is subsequently sold at amounts in excess of standard cost, and any write downs from standard cost required to reflect net realizable value have been insignificant to date. These assets are reviewed quarterly for impairment.

In the first quarter of fiscal 2007, the Company invested $6.0 million in a Series D preferred stock financing for OmniGuide, Inc. The Company’s investment represents an 11% interest in OmniGuide, Inc. In the second quarter of fiscal 2007, the Company invested $5.0 million in a Series D preferred stock financing for Axsun Technologies, Inc. The Company’s investment represents a 14.5% interest in Axsun Technologies, Inc. These investments are accounted for as cost method investments as specified by APB 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” assessments of potential impairment for these investments are performed for each applicable reporting period. The Company determined that there was no impairment at December 2, 2006.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 2, 2006	June 3, 2006
Payroll-related	$7,269	$8,445
Product warranty	3,822	3,716
Accrual for loss on purchase commitments	287	287
Income taxes payable	6,649	4,846
Other	7,581	7,411

	$25,608	$24,705

See Note 5 for a discussion of the accrual for product warranty.

Note 5 – Product Warranty

The Company evaluates obligations related to product warranties quarterly. A standard one-year warranty is provided on most products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Warranty charges are recorded net of any cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. Using historical data, the Company estimates average warranty cost per system or part type and records the provision for such charges as an element of cost of goods sold. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales. If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly. Accrued product warranty is included on the balance sheet as a component of accrued liabilities.

Following is a reconciliation of the change in the aggregate accrual for product warranty for the six months ended December 2, 2006 and November 26, 2005 (in thousands):

	December 2, 2006	November 26, 2005
Product warranty accrual, beginning	$3,716	$3,625
Warranty charges incurred, net	(2,573)	(2,397)
Provision for warranty charges	2,679	2,050

Product warranty accrual, ending	$3,822	$3,278

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

The following is a reconciliation of the changes in deferred revenue for the six months ended December 2, 2006 and November 26, 2005 (in thousands):

	December 2, 2006	November 26, 2005
Deferred revenue, beginning	$13,321	$12,986
Revenue deferred	13,584	9,547
Revenue recognized	(13,561)	(9,191)

Deferred revenue, ending	$13,344	$13,342

Note 7 – Earnings Per Share

Following is a reconciliation of weighted average shares outstanding and adjustments to net income used in the calculation of basic and diluted earnings per share (EPS) for the three months and six months ended December 2, 2006 and November 26, 2005 (in thousands):

	Three months ended December 2, 2006		Three months ended November 26, 2005
	Net Income	Shares	Net Income	Shares
Net income available to common shareholders – basic	3,789	29,128	$3,188	28,705
Effect of dilutive stock options	—	394	—	292

Net income available to common shareholders – fully diluted	3,789	29,522	$3,188	28,997

	Six months ended December 2, 2006		Six months ended November 26, 2005
	Net Income	Shares	Net Income	Shares
Net income available to common shareholders – basic	10,561	29,102	$4,535	28,674
Effect of dilutive stock options	—	201	—	222

Net income available to common common shareholders – fully diluted	10,561	29,303	$4,535	28,896

For the three months ended December 2, 2006 and November 26, 2005, there were approximately 2,748,000 and 2,603,000, respectively, common stock equivalents excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect. For the six months ended December 2, 2006 and November 26, 2005, there were approximately 3,606,000 and 2,720,000, respectively, antidilutive common stock equivalents excluded from the diluted EPS calculations.

Note 8 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended		Six months ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Net income	$3,789	$3,188	$10,561	$4,535
Net unrealized gain (loss) on foreign exchange hedge contracts	(6)	18	(11)	29
Foreign currency translation adjustment	406	(353)	222	(590)
Net unrealized gain (loss) on securities classified as available for sale	231	(81)	494	(148)

	$4,420	$2,772	$11,266	$3,826

Note 9 – Stock Based Compensation Plans

On June 4, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Additionally, stock-based compensation expense under SFAS 123R includes expense for unvested stock-based payment awards granted prior to June 3, 2006 based on the grant date fair value determined in accordance with the pro forma provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The Company uses the Black-Scholes model to estimate the fair value of all stock-based compensation awards on the date of grant, except for unvested stock awards which are valued at the fair market value on the date of award. The Company recognizes the compensation expense for options and unvested stock awards on a straight-line basis over the requisite service period of each award.

In October 2004, the shareholders approved the adoption of the 2004 Stock Incentive Plan (the 2004 Plan) that replaced various stock compensation plans that were previously approved by the shareholders or the Board of Directors (the Replaced Plans), except with respect to options and other awards previously outstanding. Outstanding options and awards remained subject to the terms of the Replaced Plans under which they were originally granted. At that time, the shareholders also approved the reservation of 3,000,000 shares of common stock for issuance under the 2004 Plan. These shares are in addition to any shares of common stock that, at the time the 2004 Plan was approved by shareholders, were available for grant under the Replaced Plans or that may subsequently become available for grant under any of the Replaced Plans through the expiration, termination, forfeiture or cancellation of grants. In January 2005, the Board of Directors approved certain amendments to the 2004 Plan. These amendments prohibit option grants with an exercise price less than fair market value, require that time-based restricted stock awards have a minimum vesting period of at least three years, with the subject shares vesting no more quickly than one-third annually over the three-year period, and expressly prohibit the reservation of additional shares under the 2004 Plan without shareholder approval. In April 2005, the Board of Directors approved another amendment to the 2004 Plan extending the period during which an option may be exercised following termination of employment or service if an optionee dies within the 90-day exercise period following termination.

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

During fiscal 2005, the Company granted two options to purchase 25,000 and 50,000 shares, respectively, to certain key executives. During fiscal 2007, the Company granted an option to purchase 100,000 shares to another key executive. These grants were inducements for joining the Company and were not made under a shareholder approved plan. The exercise price for each option grant is the fair market value of the Company’s stock on the date of the grant. Each option becomes exercisable with respect to 25 percent of the underlying shares over four years.

In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan, as amended in September 1998, October 2003 and October 2004 (the ESPP), pursuant to which 1,900,000 shares of common stock have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15 percent of their base wage and any commissions during each pay period. Prior to January 8, 2004, the ESPP provided for one 12-month offering period beginning January 8 of each calendar year and ending with a purchase date on January 7.

In October 2003, the Board of Directors approved an amendment to the ESPP to provide that, beginning January 8, 2004, the ESPP would have separate overlapping 24-month offerings starting every three months. Each offering would have eight purchase dates occurring every three months on designated dates. The offerings under the ESPP commence on January 15, April 15, July 15 and October 15 of each calendar year. Any eligible employee may participate in only one offering at a time and may purchase shares only through payroll deductions permitted under the ESPP. Eligible employees may elect to contribute up to 15 percent of their base wage and any commission during each pay period. At the end of each three-month purchase period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of common stock. The purchase price per share is equal to 85 percent of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date of purchase. The October 2003 amendment also provides that if the fair market value of the common stock on the first day of the new offering period is less than or equal to the fair market value of the common stock on the first date of any ongoing offering, employees participating in any such ongoing offering will be automatically withdrawn from it and enrolled in the new offering.

Prior to June 4, 2006, we accounted for stock options using the intrinsic value method as prescribed by APB 25. We provided disclosures of net income (loss) and net income (loss) per share for these prior periods prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value of stock-based awards to employees had been applied. This pro forma information for the three months and six months ended November 26, 2005 is as follows (in thousands, except per share data):

	Three months ended November 26, 2005	Six months ended November 26, 2005
Net income, as reported	$3,188	$4,535
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	119	599
Deduct – Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(2,218)	(4,957)

Net income, pro forma	$1,089	$177

Net income per share – basic and fully diluted, as reported	$0.11	$0.16

Net income per share – basic and fully diluted, pro forma	$0.04	$0.01

The following table presents the impact of the adoption of SFAS 123R on selected items from the Company’s consolidated financial statements for the three months and six months ended December 2, 2006 (in thousands, except per share data):

	Three months ended December 2, 2006		Six months ended December 2, 2006
	As reported under SFAS 123(R)	If reported under APB 25	As reported under SFAS 123(R)	If reported under APB 25
Consolidated Statements of Operations:
Operating income	$3,634	$4,144	$10,740	$11,567
Income before income taxes Net income	5,912 3,789	6,422 4,322	15,928 10,561	16,755 11,277
Basic and fully diluted earnings per share	$0.13	$0.15	$0.36	$0.39

Consolidated Statement of Cash Flows:
Net cash used in operating activities	$9,911	$9,911	$1,262	$1,262
Net cash provided by financing activities	705	705	1,410	1,410

Stock based compensation was included in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Cost of sales	$172	$—	$280	$—
Selling, service, and administration	506	186	850	936
Research, development, and engineering	233	—	358	—

Stock-based compensation expense before income taxes	911	186	1,488	936
Income tax benefit	(74)	(67)	(174)	(337)

Total stock-based compensation expense after income taxes	$837	$119	$1,314	$599

The total amount of cash received from the exercise of stock options in the three months and six months ended December 2, 2006 was $0.2 million and $0.3 million, respectively. There was no material related tax benefit realized from the exercise of the stock options. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

As of December 2, 2006, no stock-based compensation costs were capitalized and the Company had $5.3 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.13 years.

The Black-Scholes model is utilized to determine the fair value of stock-based awards and the following weighted average assumptions were used in calculating the value of stock options granted during the periods presented:

	Three months ended		Six months ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Risk-free interest rate	4.5%	4.21%	4.5%	3.93%
Expected dividend yield	0%	0%	0%	0%
Expected lives	4.6 years	4.9 years	4.6 years	5.0 years
Expected volatility	50.85%	57.85%	50.85%	59.33%

The following weighted average assumptions were made in calculating the value of all shares projected to be issued under the ESPP during the periods presented:

	Three months ended		Six months ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Risk-free interest rate	4.91%	4.15%	4.94%	4.06%
Expected dividend yield	0%	0%	0%	0%
Expected lives	1.1 years	1.1 years	1.1 years	1.1 years
Expected volatility	33.31%	39.18%	33.34%	42.15%

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

The weighted-average fair-value of stock-based compensation awards granted and vested, and the intrinsic value of stock options exercised during the period were (in thousands, except per share data):

	Three months ended		Six months ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Stock Option Awards:
Grant date fair value per share	$9.40	$11.91	$9.40	$10.83
Total fair value of options granted	$940	$179	$940	$6,216
Total fair value of options vested	$530	—	$980	$7,959
Total intrinsic value of options exercised	$80	$221	$103	$353
Unvested Stock Awards
Grant date fair value per share	$20.49	—	$18.81	$19.56
Total fair value of awards granted	$201	—	$1,947	$587
Employee Stock Purchase Plan
Grant date fair value per share	$6.63	$7.50	$6.36	$7.28
Total fair value	$1,455	$155	$1,842	$228

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding as of September 3, 2006	4,326,354	$25.28
Granted	100,000	$19.83
Exercised	(13,738)	$14.60
Forfeited	(29,750)	$24.68

Outstanding as of December 2, 2006	4,382,866	$25.19	6.90	$2,113

Exercisable as of December 2, 2006	4,206,366	$25.45	6.81	$1,985

Information with respect to unvested stock activity is as follows:

	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding as of September 3, 2006	204,920	—
Awarded	15,474	—
Released	—	—
Forfeited	—	—

Outstanding as of December 2, 2006	220,394	—	2.30	$4,289

Note 10 – Geographic and Product Information

Net sales by product type were as follows (in thousands):

	Three months ended		Six months ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Semiconductor Group	$29,440	$25,237	$61,183	$53,138
Passive Component Group	15,892	12,033	34,524	23,082
Electronic Interconnect Group	13,969	11,373	23,758	16,931

	$59,301	$48,643	$119,465	$93,151

Sales by geographic area, based on the location of the end user, were as follows:

	Three months ended		Six months ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Asia	$43,165	$38,956	$86,615	$69,894
Americas	11,727	7,250	24,731	16,800
Europe	4,409	2,437	8,119	6,457

	$59,301	$48,643	$119,465	$93,151

Note 11 – Insurance Recoveries

In November 2006, the Company settled litigation related to the insurance coverage for the shareholder and derivative lawsuits related to the restatement of financial results announced in 2003. The Company recorded a gain of $1.0 million in the second quarter of fiscal 2007 and a non-trade receivable amount of $1.0 million is included in other current assets at December 2, 2006. The Company received the payment during the third quarter of fiscal 2007. All related costs were expensed as incurred in prior periods.

In June 2006, the Company received a $1.3 million insurance recovery for demonstration systems that were destroyed in a fire at a customer’s plant. The book value of these assets had previously been written off. As a result of the insurance recovery, the Company recorded a gain of $1.3 million in the first quarter of fiscal 2007.

Note 12 – Legal Proceeding

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

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester, or importing the Capacitor Tester for any of these purposes, until final judgment is entered in the formal patent infringement action. Pursuant to the Court’s order, the Company was required to post with the Court a Taiwan dollar security bond, which is valued at approximately US$7.0 million included in other assets on the consolidated condensed balance sheet.

In October 2005, ESI filed a formal patent infringement action against All Ring in the Court. In early May 2006, after all parties filed briefs on the topic, the Court appointed an expert to conduct a patent infringement assessment. The Court-appointed expert has completed the assessment of the Capacitor Tester and concluded that it infringes every claim of the 207469 patent. A hearing on this matter has been scheduled for January 12, 2007.

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office. The Company filed a defense brief in March 2006. On November 6, 2006, the Company and All Ring had an interview with examiners at the Taiwan Intellectual Property Office concerning the cancellation action. The Company intends to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

Note 13 - New Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If the Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. The Company is currently evaluating the impact of the guidance on its current and prior year financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position and results of operations.

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

Fiscal 2006 order activity reflected steady growth. Quarterly orders in 2006 grew from $34.8 million in the first quarter to $61.1 million in the fourth quarter. Orders in the first half of fiscal 2007 reflect continued industry strength, with orders in the first quarter of $67.6 million and orders in the second quarter of $62.4 million.

The sequential decrease in orders is primarily due to a 16% reduction in our semiconductor group (SG) orders. As is inherent in the businesses we serve, the timing of orders can cause our order levels to fluctuate from period to period. Our SG business remained strong, with customers continuing to ramp capacity to meet end-market demand. Additionally, the customer base for our ultraviolet (UV)-based DRAM link-processing tool is growing.

Passive component group (PCG) orders increased 5% in the second quarter of fiscal 2007 compared to the first quarter. Orders from customers in Asia for both test and termination equipment remained strong. Our customers are reporting high levels of factory utilization and continued strong demand for the smallest MLCC components.

Electronic interconnect group (EIG) orders reflected a 2% decline in the second quarter of fiscal 2007 compared to the first quarter of fiscal 2007. Demand in this market continues to be driven primarily by single-head UV drill systems for flex-circuit manufacturers.

Shipments of $60.5 million in the second quarter of fiscal 2007 increased $0.9 million or 2% from shipments of $59.6 million in the first quarter of fiscal 2007, primarily due to increased SG and EIG shipments, offset by a reduction in PCG shipments. Backlog decreased to $41.9 million at the close of the current quarter, compared to $58.0 million at the end of the prior quarter. Backlog was adjusted downward by approximately $18 million during the second quarter of fiscal 2007 due to a customer’s request to convert part of a previous order for UV-based semiconductor group systems to infrared (IR)-based systems and to postpone delivery of additional UV-based systems beyond the twelve month period we require to be included in backlog. This request was a specific decision by the customer to extend the utilization of IR-based technology on current fuse designs in the near-term, with the intention of utilizing UV-based technology over the longer term.

Gross margins were 40.9% on net sales of $59.3 million in the second quarter of fiscal 2007, compared to 45.3% on net sales of $60.2 million in the first quarter of fiscal 2007. Operating expenses increased $0.4 million to $20.6 million in the second quarter of fiscal 2007, compared to $20.2 million in the first quarter. The increase is substantially due to an increase in research, development and engineering expenses.

Operating income decreased to $3.6 million in the current quarter, compared to operating income of $7.1 million in the first quarter of fiscal 2007. Non-operating income decreased to $2.3 million in the second quarter compared to $2.9 million in the first quarter of fiscal 2007. Our effective income tax rate increased to 36% for the second quarter compared to a net income tax rate of 32% for the first quarter of fiscal 2007. Net income was $3.8 million in the second quarter of fiscal 2007, compared to $6.8 million in the first quarter of fiscal 2007.

Shipments and net sales in the third quarter of fiscal 2007 are currently estimated to be in the range of $55 million to $65 million. Gross margins in the third quarter are expected to be approximately 43% to 44%. We anticipate operating expenses for the third quarter of fiscal 2007 will be consistent with the second quarter of fiscal 2007, excluding the impact of the $1.0 million insurance recovery in the second quarter. As a result of the recent extension of the research and experimentation credit, we expect the tax rate in the third quarter to decrease to approximately 20%.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended		Six months ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.1	56.5	56.8	56.2

Gross margin	40.9	43.5	43.2	43.8
Selling, service and administrative	20.3	23.4	20.2	24.1
Research, development and engineering	16.2	16.4	15.8	17.0
Insurance recovery	(1.7)	—	(1.9)	—

Operating income	6.1	3.7	9.0	2.7
Total other income, net	3.8	4.7	4.3	3.8

Income before taxes	10.0	8.4	13.3	6.5
Income tax provision	3.6	1.9	4.5	1.7

Net income	6.4%	6.6%	8.8%	4.9%

Net Sales

Net sales were $59.3 million for the quarter ended December 2, 2006, an increase of $10.7 million or 22% compared to $48.6 million for the quarter ended November 26, 2005. The overall increase was driven by increases in all three of our product groups.

Information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	December 2, 2006		November 26, 2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$29,440	50%	$25,237	52%
Passive Components (PCG)	15,892	27	12,033	25
Electronic Interconnect (EIG)	13,969	23	11,373	23

	$59,301	100%	$48,643	100%

	Six months ended
	December 2, 2006		November 26, 2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$61,183	51%	$53,138	57%
Passive Components (PCG)	34,524	29	23,082	25
Electronic Interconnect (EIG)	23,758	20	16,931	18

	$119,465	100%	$93,151	100%

SG sales in the second quarter of fiscal 2007 of $29.4 million increased $4.2 million or 17% compared to the same period in the prior fiscal year. The sales increase was primarily due to increased volume sales of our thin-film-on-silicon (TFOS) trimming system due to our increased share of the mixed signal market. Additionally, sales of our semiconductor link processing tools have increased as our customers experience growth in demand for DRAM devices to support new operating systems, as well as associated demand increases from next-generation game consoles, upgrade modules, and mobile communications.

Second quarter PCG sales of $15.9 million increased $3.9 million or 32% compared to sales in the second quarter of fiscal 2006. The rise in PCG net sales was driven by strong demand for our electrical test systems as manufacturers seek to build production capacity for MLCC components. End-market demand for MLCC products has increased in the wireless handset market, the dual core microprocessor market, the flat panel display market and the automotive electronics market.

EIG sales were $14.0 million in the second quarter of fiscal 2007, an increase of $2.6 million or 23% compared to EIG sales of $11.4 million in the second quarter of fiscal 2006. The increase in net sales was due to higher sales volumes of our single-head UV micro-via drilling systems for flex circuits, many of which are finding their way into cell phones, personal digital cameras and notebook PCs. Sales volumes also increased for our dual-head IC packaging tool, which offers improved cost-of-ownership, yield, and performance compared to our earlier models.

Net sales were $119.5 million for the six months ended December 2, 2006, an increase of $26.3 million or 28% compared to $93.2 million for the six months ended November 26, 2005. The increases in net sales for the first half of fiscal 2007 compared to the prior year are attributable to the factors described above.

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	December 2, 2006		November 26, 2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$43,165	73%	$38,956	80%
United States	11,727	20	7,250	15
Europe	4,409	7	2,437	5

	$59,301	100%	$48,643	100%

	Six months ended
	December 2, 2006		November 26, 2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$86,615	72%	$69,894	75%
United States	24,731	21	16,800	18
Europe	8,119	7	6,457	7

	$119,465	100%	$93,151	100%

Total net sales in the second quarter of fiscal 2007 to Asia, the United States and Europe increased $4.2 million, $4.5 million and $2.0 million, respectively, compared to the same quarter in the prior fiscal year consistent with the market trends described above. Sales in the United States increased as a percentage of total sales in the second quarter of fiscal 2007 compared to the prior year due to stronger sales of semiconductor group products, including our TFOS systems, to domestic customers. For the six months ended December 2, 2006, compared to the six months ended November 26, 2005, sales by region were relatively consistently weighted to Asia.

Gross Profit

Gross profit was $24.3 million (40.9% of net sales) for the second quarter of fiscal 2007 compared to $21.2 million (43.5% of net sales) for the second quarter of fiscal 2006. Gross profit for the six month period ended December 2, 2006 was $51.6 million (or 43.2% of net sales) compared to $40.8 million (or 43.8% of net sales) for the same six month period in the prior fiscal year. Shipments of $60.5 million in the second quarter of fiscal 2007 increased 24% compared to the same quarter in fiscal 2006 and shipments of $120.0 million in the first half of fiscal 2007 increased 29% compared to the first half of fiscal 2006. However, our gross margin rates were lower in the current quarter and the first half of fiscal 2007 compared to the same periods in the prior year due to changes in product sales mix, both between our product groups and within the product groups. The semiconductor group comprises our highest-margin products, and that group’s revenue as a percentage of net sales decreased by 2% of total revenue for the current quarter compared to the second quarter of fiscal 2006, and by 6% of total revenue in the first half of fiscal 2007 compared to 57% for the same period in the prior year. Additionally, to a lesser degree, gross margin was negatively impacted in the current quarter by various incremental manufacturing expenses related to the timing of freight, duty and warranty charges.

Operating Expenses

Selling, Service and Administrative Expenses

The primary items included in selling, service and administrative expenses are employee compensation and other related expenses, travel expenses, professional fees and facilities costs. Selling, service and administrative expenses were $12.0 million (20.3% of net sales) in the second quarter of fiscal 2007, an increase of $0.6 million compared to $11.4 million (23.4% of net sales) in the second quarter of fiscal 2006. The increase is primarily due to higher stock compensation costs related to the adoption of SFAS 123R beginning in fiscal year 2007 combined with lower salary and consulting expenses in fiscal 2006.

A majority of consulting charges incurred in connection with our enterprise resource planning (ERP) system development were capitalized during fiscal 2006, along with a portion of employee compensation costs for those directly engaged in ERP development, and hence were not included in operating expenses during the second quarter of fiscal 2006. These same factors are also the major drivers for the $1.7 million increase in selling, service and administration expenses for the first six months of fiscal year 2007 compared to the same period in the prior fiscal year.

Research, Development and Engineering Expenses

Research, development and engineering expenses are primarily comprised of employee compensation and other related expenses, professional fees, project materials, equipment and facilities costs. Expenses associated with research, development and engineering totaled $9.6 million (16.2% of net sales) for the second quarter of fiscal 2007, representing a $1.6 million increase from expenses of $8.0 million (16.4% of net sales) for the second quarter of fiscal 2006. This increase is due primarily to higher compensation costs related to the 15% increase in headcount over the last twelve months and other project investments for costs related to our increased investment in the development of new products in existing and emerging markets. Similarly, research, development and engineering expenses increased $3.1 million to $18.9 million (15.8% of net sales) in the first six months of fiscal 2007 compared to $15.8 million (17.0% of net sales) for the six months ended November 26, 2005 indicative of our increased investment in research and development.

Insurance Recoveries

In November 2006, the Company recorded a gain of $1.0 million in the second quarter of fiscal 2007 related to the insurance coverage for the shareholder and derivative lawsuits related to the restatement of financial results announced in 2003.

In June 2006, we received a $1.3 million insurance recovery for demonstration systems that were destroyed in a fire at a customer’s plant. The book value of these assets had previously been written off. As a result of the insurance recovery, we recorded a gain of $1.3 million in the first quarter of fiscal 2007.

Interest and Other Income, Net

Interest and other income was $2.3 million in the second quarter of fiscal 2007, consistent with the second quarter of fiscal 2006. The second quarter of the prior fiscal year included $0.7 million of interest relating to income tax refunds. Exclusive of the interest on tax refunds, interest income in the current quarter increased $0.7 million. This increase is due to an increase in investment yields due to rising market interest rates, offset by a lower average volume of invested assets. Cash and securities totaled $230.8 million at November 26, 2005 and decreased to $217.5 million at December 2, 2006 due to uses of cash to fund increased inventory, accounts receivable and minority equity investments. See further discussion below in “Financial Condition and Liquidity.”

Interest and other income was $5.2 million in the first six months of fiscal 2007, compared to $3.5 million in the same six months of fiscal 2006, an increase of $1.7 million. Interest income increased substantially due to higher investment yields. The increase in income due to rising market interest rates was offset by a decrease in interest related to income tax refunds. During the first half of fiscal 2007, we received interest related to tax refunds totaling $0.3 million, compared to $0.7 million in the first half of fiscal 2006. Weighted average invested assets for the first half of fiscal 2007 decreased slightly compared to the first half of fiscal 2006.

Income Taxes

The income tax provision recorded for the second quarter of fiscal 2007 was $2.1 million on pretax income of $5.9 million, an effective tax rate of 36%. Comparatively, the income tax provision was $0.9 million on pretax income of $4.1 million in the second quarter of fiscal 2006, an effective tax rate of 22%. The increase in the effective tax rate is due primarily to the expiration of the research and experimentation tax credit as of December 31, 2005 and the impact of the adoption of SFAS 123R.

The fiscal year-to-date provision for income taxes at December 2, 2006 is $5.4 million on pretax income of $15.9 million, an effective tax rate of 34%, compared to an income tax provision of $1.5 million on pretax income of $6.1 million in the six months ended November 26, 2005, an effective tax rate of 25%. The increase in the effective tax rate in the current fiscal year compared to the same period in fiscal 2006 is also due to the factors discussed above.

The effective tax rate for the third quarter of fiscal 2007 is expected to be approximately 20%. The projected decrease in the effective tax rate is due to the recent extension in December 2006 of the research and experimentation credit and the related estimated impact of this benefit for both the latter portion of fiscal 2006 as well as the current fiscal year. Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns. Based on currently available information, we are not aware of any such discrete events which are likely to occur that would have a materially adverse effect on our financial position, expected cash flows or results of operations. We expect our normalized effective tax rate to be approximately 32%.

Net Income

Net income for the three and six months ended December 2, 2006 was $3.8 million (6.4% of net sales) or $0.13 per share on a basic and fully diluted basis and $10.6 million (8.8% of net sales) or $0.36 per basic and fully diluted share, respectively. For the three and six months ended November 26, 2005, we recorded a net income of $3.2 million (6.6% of net sales) or $0.11 per basic and fully diluted share and $4.5 million (4.9% of net sales) or $0.16 per basic and fully diluted share, respectively.

Financial Condition and Liquidity

At December 2, 2006, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities of $217.5 million and accounts receivable of $53.6 million. At December 2, 2006, we had a current ratio of 7:1 and no long-term debt. Working capital increased to $312.4 million at December 2, 2006 from $304.5 million at June 3, 2006. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

Cash provided by operating activities totaled $1.3 million in the first six months of fiscal 2007. Cash totaling $17.9 million was provided by net income adjusted for non-cash items. Other significant factors impacting cash flows from operations included increases in trade receivables, inventories, prepaid and other current assets, partially offset by increases in current liabilities.

Net inventories increased $8.5 million to $72.3 million at December 2, 2006, compared to $63.8 million at June 3, 2006. The rise is primarily due to increases in raw materials and work in process balances of $3.4 million and $7.1 million, respectively. These increases were driven by mid-period changes in forecast product sales mix. Additionally, work-in-process inventories include $1.7 million of engineering inventory for new product development. Finished goods decreased by $2.0 million due to strong shipments just prior to the end of the second quarter of fiscal 2007. The change in inventory balances also includes a non-cash transfer of $3.7 million from other non-current assets for previously capitalized demonstration systems.

Net trade receivables were $53.6 million at December 2, 2006, compared to $48.0 million at June 3, 2006, an increase of $5.6 million. The increase is primarily due to the timing of shipments near the end of the current quarter compared to the quarter ended June 3, 2006. Although days sales outstanding increased from 76 days at June 3, 2006 to 82 at the end of the current quarter, our aging of accounts receivable improved compared to the end of the prior fiscal year.

Prepaid and other current assets increased $3.9 million to $8.3 million at December 2, 2006 from $4.4 million at June 3, 2006. The increase is due primarily to a $1.0 million insurance recovery receivable, an increase of $1.2 million in value-added tax (VAT) receivables pending the filing of returns with foreign taxing authorities and $1.1 million in higher prepaid insurance premiums and property taxes.

Payables and current liabilities were $38.9 million at December 2, 2006 compared to $36.0 million at June 3, 2006. The increase is primarily due to a rise of $2.0 million in accounts payable resulting from increased purchases to support inventory requirements for second quarter shipment forecasts. Additionally, VAT payables increased by $0.9 million and accrued income taxes payable increased $1.8 million. These increases were partially offset by a $1.2 million decrease in payroll-related liabilities due primarily to the annual profit sharing payment made in the first quarter of fiscal 2007 and decreases in various other accrued liabilities.

Cash flows from investing activities totaled $6.6 million for the first six months of fiscal 2007. Capital expenditures totaled $5.7 million during this period and were principally comprised of costs related to a major refurbishment of research and development clean rooms and laboratories. We also generated $21.7 million net in cash and cash equivalents through the maturity and investments in our portfolio of marketable securities offset by certain reinvestments. During the first two quarters of fiscal 2007, we invested $6.0 million in a Series D financing of OmniGuide, Inc. and $5.0 million in a Series D financing of Axsun Technologies, Inc. Included in cash flow from investing activities was a $1.3 million insurance recovery received during the first quarter of fiscal 2007 for damaged demonstration systems.

Cash flows from financing activities of $1.4 million were comprised of proceeds from the exercise of stock options and ESPP purchases for the six months ended December 2, 2006.

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

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates based on our historical data, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fiscal quarter ended December 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester, or importing the Capacitor Tester for any of these purposes, until final judgment is entered in the formal patent infringement action. Pursuant to the Court’s order, we were required to post with the Court a Taiwan dollar security bond, which is valued at approximately US$7.0 million.

In October 2005, ESI filed a formal patent infringement action against All Ring in the Court. In early May 2006, after all parties filed briefs on the topic, the Court appointed an expert to conduct a patent infringement assessment. The Court-appointed expert has completed the assessment of the Capacitor Tester and concluded that it infringes every claim of the 207469 patent. A hearing on this matter has been scheduled for January 12, 2007.

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office. We filed a defense brief in March 2006. On November 6, 2006, ESI and All Ring had an interview with examiners at the Taiwan Intellectual Property Office concerning the cancellation action. We intend to vigorously pursue our patent infringement claims against All Ring and defend against the cancellation action.

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

In addition, because we derive a substantial portion of our revenue from the sale of a relatively small number of products, the timing of orders by our customers may also cause our order levels and results of operations to fluctuate between periods, perhaps significantly. For example, in the second quarter of fiscal 2007, a customer requested that the Company convert part of a previous order for UV-based semiconductor systems to IR-based systems and to postpone shipment of additional UV-based systems, which resulted in approximately $18 million being removed from backlog. As a result, order levels or results of operations for a given period may not be indicative of order levels or results of operations for following periods.

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

Our inability to effectively manage these acquisition risks could materially and adversely affect our business, financial condition and results of operations. In addition, if we issue equity securities to pay for an acquisition the ownership percentage of our existing shareholders would be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. Further, the accounting for future acquisitions could result in significant charges resulting from amortization of intangible assets related to such acquisitions. In addition, we have made and may make strategic investments in development stage companies, which are subject to a high degree of risk, and therefore it is possible that we could lose our entire investment.

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

SFAS 123R, “Share-Based Payment,” was effective in our first quarter of fiscal 2007, and resulted in recognition of substantial compensation expense relating to our stock incentive plan and employee stock purchase plan. We previously used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under that standard, we generally did not recognize compensation expense related to stock option grants or the discounts we provide under our employee stock purchase plan. Under the new rules, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which led to $0.8 million in additional pre-tax compensation expense in the first six months of fiscal 2007. Total pre-tax stock-based compensation in the first six months of fiscal 2007 was $1.5 million. Future results of operations may be materially and adversely affected by the expense recorded in accordance with SFAS 123R on future grants of stock awards. Additionally, tax expense treatment under SFAS 123R does not provide for recording of deferred taxes consistent with the timing of recording stock-based compensation expense for incentive stock options. As such, the impact of non-compensatory plans may increase our effective tax rate.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held pursuant to notice at 1:00 p.m. Pacific time on October 5, 2006 at the Company’s offices in Portland, Oregon to consider and vote upon:

Proposal 1	To elect three directors for a term of three years.
Proposal 2	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 2, 2007

The results of the voting on these proposals were as follows:

Proposal 1

Election of Directors	For	Withheld
Richard J. Faubert	27,118,704	307,676
Keith L. Thomson	25,568,426	1,857,954
Jon D. Tompkins	25,733,784	1,692,596

	For	Against	Abstentions
Proposal 2	22,895,483	4,508,215	22,682

Item 6. Exhibits

This list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10.1	Form of Change in Control Agreement. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2006.

10.2	Form of Performance and Time-Based Restricted Stock Units Award Agreement with Nick Konidaris. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 11, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 4, 2007	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ John Metcalf
John Metcalf
Senior Vice President of Administration,
Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)