Form 10-Q/A
period 2006-12-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2007-01-08
CIK 726514

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

The number of shares outstanding of the Registrant’s Common Stock at January 2, 2007 was 29,156,689 shares.

EXPLANATORY NOTE

The cover page of the Quarterly Report on Form 10-Q for the three- and six-month periods ended December 2, 2006 filed by Electro Scientific Industries, Inc. (the “Company”) with the Securities and Exchange Commission on January 5, 2007 incorrectly stated the number of outstanding shares of the Company’s common stock. The correct number of such outstanding shares as of January 2, 2007 was 29,156,689, as reflected on the cover page to this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. Additionally, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not purport to provide an update or a discussion of any other developments subsequent to the original Form 10-Q.

Item 6. Exhibits

This list is intended to constitute the exhibit index.

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

Dated: January 5, 2007	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ John Metcalf
John Metcalf
Senior Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Corporate Controller and Chief
Accounting Officer
(Principal Accounting Officer)

2