Form 10-Q
period 2007-03-03
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2007-04-10
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock at April 6, 2007 was 29,220,604 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 3, 2007	June 3, 2006
Assets
Current assets:
Cash and cash equivalents	$93,589	$79,961
Marketable securities	125,599	140,106

Total cash and securities	219,188	220,067
Trade receivables, net of allowances of $626 and $689	54,249	47,978
Income tax refund receivable	680	1,570
Inventories	76,252	63,834
Shipped systems pending acceptance	2,469	3,941
Deferred income taxes	11,640	11,982
Prepaid and other current assets	6,556	4,410

Total current assets	371,034	353,782
Long-term marketable securities	6,671	9,265
Property, plant and equipment, net of accumulated depreciation of $57,149 and $51,162	44,269	43,338
Deferred income taxes, net	11,516	13,318
Other assets	30,179	17,762

Total assets	$463,669	$437,465

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,506	$11,272
Accrued liabilities	27,281	24,705
Deferred revenue	13,474	13,321

Total current liabilities	54,261	49,298
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 authorized; 29,216 and 29,051 shares issued and outstanding	171,528	166,459
Retained earnings	237,647	222,022
Accumulated other comprehensive income (loss)	233	(314)

Total shareholders’ equity	409,408	388,167

Total liabilities and shareholders’ equity	$463,669	$437,465

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Net sales	$59,411	$55,937	$179,080	$149,088
Cost of sales	34,456	31,040	103,586	83,376

Gross profit	24,955	24,897	75,494	65,712

Operating expenses:
Selling, service and administration	11,882	11,287	35,956	33,729
Research, development and engineering	9,122	8,708	28,043	24,520
Insurance recoveries	—	—	(2,287)	—

	21,004	19,995	61,712	58,249

Operating income	3,951	4,902	13,782	7,463
Interest and other income, net	2,695	1,799	7,785	5,310

Income before income taxes	6,646	6,701	21,567	12,773
Provision for (benefit from) income taxes	1,012	(3,656)	5,942	(2,119)

Net income	$5,634	$10,357	$15,625	$14,892

Net income per share - basic	$0.19	$0.36	$0.54	$0.52

Net income per share - diluted	$0.19	$0.35	$0.53	$0.51

Weighted average number of shares - basic	29,185	28,904	29,130	28,751

Weighted average number of shares - diluted	29,584	29,256	29,378	29,022

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	March 3, 2007	February 25, 2006
Cash flows from operating activities:
Net income	$15,625	$14,892
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,294	5,872
Insurance recovery on fire-damaged equipment	(1,287)	—
Stock-based compensation expense	2,151	1,014
Tax benefit of stock options exercised	—	1,525
Provision for doubtful accounts	30	(167)
Loss on disposal of property and equipment	8	56
Deferred income taxes	2,123	2,347
Changes in operating accounts:
Increase in trade receivables, net	(6,477)	(11,796)
Decrease in income tax refund receivable	890	8,000
Increase in inventories	(13,920)	(685)
(Increase) decrease in shipped systems pending acceptance	1,472	(686)
Increase in prepaid and other current assets	(2,118)	(1,229)
Increase in accounts payable and accrued liabilities	5,086	579
Increase in deferred revenue	153	2,651

Net cash provided by operating activities	10,030	22,373
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,089)	(15,211)
Purchase of securities	(460,460)	(487,296)
Proceeds from sales of securities and maturing securities	478,083	513,875
Purchase of minority equity investments	(11,000)	—
Insurance recovery on fire-damaged equipment	1,287	—
Increase in other assets	(65)	(6,633)

Net cash provided by investing activities	756	4,735

Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	2,381	6,342
Tax benefit realized from share options exercise	461	—

Net cash provided by financing activities	2,842	6,342

Net change in cash and cash equivalents	13,628	33,450

Cash and cash equivalents:
Beginning of period	79,961	61,314

End of period	$93,589	$94,764

Supplemental cash flow information:
Cash paid for interest	$—	$(104)
Income tax refunds received	331	8,718
Cash paid for income taxes	(2,197)	(1,817)

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

These unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in these interim statements. Accordingly, these interim statements include all adjustments necessary for a fair presentation of results for the interim periods presented. These consolidated condensed financial statements are to be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K.

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 – Revision of Statement of Operations for the First Quarter of Fiscal 2007

During the third quarter of fiscal 2007, the Company identified adjustments which impacted the results of operations in the first quarter of fiscal 2007. The Company has determined that those adjustments were not material to the results of the first quarter of fiscal 2007, but the impact of recording those adjustments would be material to the results of operations for the third quarter of fiscal 2007. As such, the Company is revising the results of operations for the first quarter of fiscal 2007 for these immaterial corrections. These adjustments are included in the results of operations for the nine months ended March 3, 2007. The results of operations for the first quarter of fiscal 2007 have been revised as shown below.

(in thousands, except per share amounts)	Three months ended September 2, 2006
	As Reported	Adjustment	As Revised
Consolidated Condensed Statement of Operations:
Net sales	$60,164	$204	$60,368
Cost of sales	32,883	1,220	34,103

Gross profit	27,281	(1,016)	26,265
Selling, service and administration	12,158	(107)	12,051
Research, development and engineering	9,304	—	9,304
Insurance recovery	(1,287)	—	(1,287)

Operating income	7,106	(909)	6,197
Interest and other income, net	2,910	(98)	2,812

Income before income taxes	10,016	(1,007)	9,009
Provision for income taxes	3,244	(437)	2,807

Net income	$6,772	$(570)	$6,202

Net income per share - basic and diluted	$0.23	$(0.02)	$0.21

As shown in the table above, the revisions to the first quarter of fiscal year 2007 include the following:

•	Increase in net sales of $0.2 million related to deferral of the fair value of certain undelivered elements and the timing of recording credit memos issued to certain customers;

•

Increase in cost of sales of $1.2 million primarily related to inaccurate inventory transactions recorded within the new enterprise resource planning (ERP) system and, to a lesser degree, late freight and duty invoices received from an offshore service provider;

•	Decrease in variable expenses included in selling, service and administration of $0.1 million resulting from the above adjustments;

•	Decrease in other income of $0.1 million due to revised net foreign exchange loss; and

•	Net decrease in tax expense of $0.4 million resulting from the above revisions.

Based on the above adjustments, net cash used in operating activities presented in the consolidated condensed statement of cash flows for the first quarter of fiscal 2007 decreased by $0.7 million and net cash provided by investing activities increased by $0.7 million.

Note 3 – Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market. Components of inventories were as follows (in thousands):

	March 3, 2007	June 3, 2006
Raw materials and purchased parts	$47,624	$41,830
Work-in-process	17,901	9,498
Finished goods	10,727	12,506

	$76,252	$63,834

Note 4 – Other Assets

Other assets consisted of the following (in thousands):

	March 3, 2007	June 3, 2006
Goodwill	$1,442	$1,442
Patents, net	204	249
Consignment and demo equipment, net	10,013	8,335
Minority equity investment	11,000	—
Other	7,520	7,736

	$30,179	$17,762

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

In the first quarter of fiscal 2007, the Company invested $6.0 million in a Series D Preferred Stock financing for OmniGuide, Inc. The Company’s investment represents an 11% interest in OmniGuide, Inc. In the second quarter of fiscal 2007, the Company invested $5.0 million in a Series D Preferred Stock financing for Axsun Technologies, Inc. The Company’s investment represents a 14.5% interest in Axsun Technologies, Inc. These investments are accounted for as cost method investments in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” assessments of potential impairment for these investments are performed for each applicable reporting period. The Company determined that there was no impairment for either of these investments at March 3, 2007.

Note 5 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 3, 2007	June 3, 2006
Payroll-related	$9,011	$8,445
Product warranty	3,954	3,716
Income taxes payable	6,345	4,846
Other	7,971	7,698

	$27,281	$24,705

See Note 6 for a discussion of the accrual for product warranty.

Note 6 – Product Warranty

The Company evaluates obligations related to product warranties quarterly. A standard one-year warranty is provided on most products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Increases to inventory resulting from the return of repaired parts to inventory and any cost recoveries from warranties offered by our suppliers for defective components are recorded as a credit to the warranty accrual. Using historical data, the Company estimates average warranty cost per system or part type and records the provision for such charges as an element of cost of goods sold. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales. If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly. Accrued product warranty is included on the balance sheet as a component of accrued liabilities.

Following is a reconciliation of the change in the aggregate accrual for product warranty for the nine months ended March 3, 2007 and February 25, 2006 (in thousands):

	March 3, 2007	February 25, 2006
Product warranty accrual, beginning	$3,716	$3,625
Warranty charges incurred	(8,938)	(6,951)
Increases to inventory – return of repaired parts Provision for warranty charges	4,532 4,644	3,157 3,612

Product warranty accrual, ending	$3,954	$3,443

Note 7 – Deferred Revenue

Revenue is deferred pending title transfer and fulfillment of acceptance criteria, which frequently occur at the time of delivery to a common carrier. Shipments for which title transfer has not occurred and/or acceptance criteria cannot be demonstrated at the Company’s factory include sales to Japanese end-user customers and shipments of products with substantially new functionality or specifications. In sales involving multiple element arrangements, the fair value of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue for the nine months ended March 3, 2007 and February 25, 2006 (in thousands):

	March 3, 2007	February 25, 2006
Deferred revenue, beginning	$13,321	$12,986
Revenue deferred	20,321	17,757
Revenue recognized	(20,168)	(15,106)

Deferred revenue, ending	$13,474	$15,637

Note 8 – Earnings Per Share

Following is a reconciliation of weighted average shares outstanding and adjustments to net income used in the calculation of basic and diluted earnings per share (EPS) for the three months and nine months ended March 3, 2007 and February 25, 2006 (in thousands):

	Three months ended March 3, 2007		Three months ended February 25, 2006
	Income	Shares	Income	Shares
Net income available to common shareholders – basic	$5,634	29,185	$10,357	28,904
Effect of dilutive stock awards	—	399	—	352

Net income available to common shareholders – diluted	$5,634	29,584	$10,357	29,256

	Nine months ended March 3, 2007		Nine months ended February 25, 2006
	Income	Shares	Income	Shares
Net income available to common shareholders – basic	$15,625	29,130	$14,892	28,751
Effect of dilutive stock awards	—	248	—	271

Net income available to common common shareholders – diluted	$15,625	29,378	$14,892	29,022

For the three months ended March 3, 2007 and February 25, 2006, there were approximately 2,724,000 and 1,788,000, respectively, common stock equivalents excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect. For the nine months ended March 3, 2007 and February 25, 2006, there were approximately 3,360,000 and 2,610,000 antidilutive common stock equivalents excluded from the diluted EPS calculations.

Note 9 – Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended		Nine months ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Net income	$5,634	$10,357	$15,625	$14,892
Net unrealized gain (loss) on foreign exchange hedge contracts	(10)	(26)	(21)	3
Foreign currency translation adjustment	(176)	433	46	(157)
Net unrealized gain (loss) on securities classified as available for sale	28	(121)	522	(269)

	$5,476	$10,643	$16,172	$14,469

Note 10 – Stock Based Compensation Plans

On June 4, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Additionally, stock-based compensation expense under SFAS 123R includes expense for unvested stock-based payment awards granted prior to June 3, 2006 based on the grant date fair value determined in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The Company uses the Black-Scholes model to estimate the fair value of all stock-based compensation awards on the date of grant, except for unvested stock awards which are valued at the fair market value on the date of award. The Company recognizes the compensation expense for options and unvested stock awards on a straight-line basis over the requisite service period of each award.

In October 2004, the shareholders approved the adoption of the 2004 Stock Incentive Plan (the 2004 Plan) that replaced various stock compensation plans that were previously approved by the shareholders or the Board of Directors (the Replaced Plans), except with respect to options and other awards previously outstanding. Outstanding options and awards remained subject to the terms of the Replaced Plans under which they were originally granted. At that time, the shareholders also approved the reservation of 3,000,000 shares of common stock for issuance under the 2004 Plan. These shares are in addition to any shares of common stock that, at the time the 2004 Plan, was approved by shareholders, were available for grant under the Replaced Plans or that may subsequently become available for grant under any of the Replaced Plans through the expiration, termination, forfeiture or cancellation of grants. In January 2005, the Board of Directors approved certain amendments to the 2004 Plan. These amendments prohibit option grants with an exercise price less than fair market value, require that time-based restricted stock awards have a minimum vesting period of at least three years, with the subject shares vesting no more quickly than one-third annually over the three-year period, and expressly prohibit the reservation of additional shares under the 2004 Plan without shareholder approval. In April 2005, the Board of Directors approved another amendment to the 2004 Plan extending the period during which an option may be exercised following termination of employment or service if an optionee dies within the 90-day exercise period following termination.

The 2004 Plan allows for grants of stock options, stock bonuses, restricted stock or performance-based awards. Stock options outstanding under the 2004 Plan and the Replaced Plans vest over variable periods determined at the grant date, generally with terms of immediate vesting or up to four years, and expire ten years from the date of grant. Certain options granted in fiscal 2006 vested immediately or prior to the end of the fiscal year with sale restrictions. Options issued under the 2004 Plan and the Replaced Plans are exercisable at prices not less than fair market value on the date of the grant. The 2004 Plan prohibits repricing of options granted without prior shareholder approval. Restricted stock grants issued under the Replaced Plans vest based on certain performance criteria that are tied to the Company’s results of operations and/or length of service. Certain restricted stock units awarded under the 2004 Plan vest based on performance criteria that are tied to the Company’s results of operations, personal performance criteria, and, in certain cases, length of service.

During fiscal 2005, the Company granted two options to purchase 25,000 and 50,000 shares, respectively, to certain key executives. During fiscal 2007, the Company granted an option to purchase 100,000 shares to another key executive and options to purchase an aggregate of 25,000 shares to members of the Scientific Advisory Board. These grants were inducements for joining the Company and were not made under a shareholder approved plan. The exercise price for each option grant is the fair market value of the Company’s stock on the date of the grant. Options granted to the key executives become exercisable with respect to 25 percent of the underlying shares each year over four years. Options granted to members of the Scientific Advisory Board become exercisable on February 16, 2009.

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

Prior to June 4, 2006, we accounted for stock options using the intrinsic value method as prescribed by APB 25. We provided disclosures of net income (loss) and net income (loss) per share for these prior periods prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value of stock-based awards to employees had been applied. This pro forma information for the three months and nine months ended February 25, 2006 is as follows (in thousands, except per share data):

	Three months ended February 25, 2006	Nine months ended February 25, 2006

Net income, as reported	$10,357	$14,892
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	50	649
Deduct – Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(2,339)	(7,154)

Net income, pro forma	$8,068	$8,387

Net income per share – basic, as reported	$0.36	$0.52

Net income per share – diluted, as reported	$0.35	$0.51

Net income per share – basic, pro forma	$0.28	$0.29

Net income per share – diluted, pro forma	$0.27	$0.29

The following table presents the impact of the adoption of SFAS 123R on selected items from the Company’s consolidated financial statements for the three months and nine months ended March 3, 2007 (in thousands, except per share data):

	Three months ended March 3, 2007		Nine months ended March 3, 2007
	As reported under SFAS 123(R)	If reported under APB 25	As reported under SFAS 123(R)	If reported under APB 25
Consolidated Statements of Operations:
Operating income	$3,951	$4,327	$13,782	$14,985
Income before income taxes Net income	6,646 5,634	7,022 6,001	21,567 15,625	22,770 16,654
Basic earnings per share	$0.19	$0.21	$0.54	$0.57
Diluted earnings per share	$0.19	$0.20	$0.53	$0.57

Consolidated Statement of Cash Flows:
Net cash provided by operating activities			$10,030	$10,491
Net cash provided by financing activities			2,842	2,381

Stock based compensation was included in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Cost of sales	$114	$—	$394	$—
Selling, service, and administration	373	78	1,223	1,014
Research, development, and engineering	176	—	534	—

Stock-based compensation expense before income taxes	663	78	2,151	1,014
Income tax benefit	(199)	(28)	(558)	(365)

Total stock-based compensation expense after income taxes	$464	$50	$1,593	$649

The total amount of cash received from the exercise of stock options in the three months and nine months ended March 3, 2007 was $0.3 million and $0.6 million, respectively. For the three and nine months ended March 3, 2007, there was $0.5 million in tax benefit realized from the exercise of stock options. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

As of March 3, 2007, no stock-based compensation costs were capitalized and the Company had $5.2 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.9 years.

The Black-Scholes model is utilized to determine the fair value of stock-based awards. The following table presents the weighted average assumptions that were used in calculating the value of stock options granted during the periods presented. No options were granted to employees during the three months ended March 3, 2007.

	Three months ended		Nine months ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Risk-free interest rate	—	4.28%	4.50%	3.98%
Expected dividend yield	—	0%	0%	0%
Expected lives	—	4.9 years	4.6 years	5.0 years
Expected volatility	—	54.36%	50.85%	58.61%

Options were granted to members of the Scientific Advisory Board during the three months ended March 3, 2007. Since these are non-employee options, the valuation will not be final until the vesting date, February 16, 2009. As such, these options are revalued at the end of each reporting period. The expense for these non-employee options was estimated for the three months ended March 3, 2007 based on the following assumptions:

Three months ended
March 3, 2007
Risk-free interest rate	4.63%
Expected dividend yield	0%
Expected lives	10 years
Expected volatility	59.3%

The following weighted average assumptions were made in calculating the value of all shares projected to be issued under the ESPP during the periods presented:

	Three months ended		Nine months ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Risk-free interest rate	4.92%	4.33%	4.93%	4.09%
Expected dividend yield	0%	0%	0%	0%
Expected lives	1.1 years	1.1 years	1.1 years	1.1 years
Expected volatility	32.04%	34.88%	32.74%	41.31%

The risk-free rate used is based on the U.S. Treasury yield over the expected term. The expected term and forfeiture estimates for stock options are based on an analysis of actual exercise behavior. The expected term for the ESPP is the weighted average length of the purchase periods. The expected term for options granted to members of the Scientific Advisory Board is based on the contractual life of the option, in the absence of any historical data regarding exercise behavior. The Company uses historical volatility as the expected volatility.

The weighted-average fair-value of stock-based compensation awards, including stock options awards granted and vested during the period, unvested stock awards granted during the period and the intrinsic value of stock options exercised during the period were (in thousands, except per share data):

	Three months ended		Nine months ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Stock Option Awards:
Grant date fair value per share	$14.72	$12.57	$10.46	$11.08
Total fair value of options granted	$368	$1,225	$1,308	$7,441
Total fair value of options vested	$37	$998	$1,017	$9,114
Total intrinsic value of options exercised	$102	$1,461	$204	$1,814
Unvested Stock Awards
Grant date fair value per share	—	$25.04	$18.81	$20.13
Total fair value of awards granted	—	$88	$1,947	$674
Employee Stock Purchase Plan
Grant date fair value per share	$5.77	$7.59	$6.09	$7.32
Total fair value	$1,446	$31	$3,287	$260

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding as of June 4, 2006	4,340,517	$25.27
Granted	125,000	$20.21
Exercised	(37,497)	$15.09
Forfeited	(77,617)	$24.99

Outstanding as of March 3, 2007	4,350,403	$25.21	6.29	$3,561

Vested and expected to vest as of March 3, 2007	4,329,058	$25.24	6.28	$3,536

Exercisable as of March 3, 2007	4,152,153	$25.49	6.17	$3,296

Information with respect to unvested stock awards activity is as follows:

	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding as of June 4, 2006	111,220	—
Awarded	109,174	—
Vested	(2,000)	—
Forfeited	—	—

Outstanding as of March 3, 2007	218,394	—	2.07	$4,488

Vested and expected to vest as of March 3, 2007	194,179	—	1.96	$3,990

Note 12 – Geographic and Product Information

Net sales by product type were as follows (in thousands):

	Three months ended		Nine months ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Semiconductor Group	$33,891	$40,515	$95,215	$93,653
Passive Component Group	15,756	9,179	50,309	32,261
Electronic Interconnect Group	9,764	6,243	33,556	23,174

	$59,411	$55,937	$179,080	$149,088

Sales by geographic area, based on the location of the end user, were as follows (in thousands):

	Three months ended		Nine months ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Asia	$44,703	$45,448	$131,521	$115,342
Americas	7,959	5,952	32,691	22,752
Europe	6,749	4,537	14,868	10,994

	$59,411	$55,937	$179,080	$149,088

Note 13 – Insurance Recoveries

In November 2006, the Company settled litigation related to the insurance coverage for the shareholder and derivative lawsuits related to the restatement of financial results announced in 2003. The Company recorded a gain of $1.0 million in the second quarter of fiscal 2007 and received the settlement proceeds during the third quarter of fiscal 2007. All related costs were expensed as incurred in prior periods.

In June 2006, the Company received a $1.3 million insurance recovery for demonstration systems that were destroyed in a fire at a customer’s plant. The book value of these assets had previously been written off. As a result of the insurance recovery, the Company recorded a gain of $1.3 million in the first quarter of fiscal 2007.

Note 14 – Income Taxes

The income tax provision for the third quarter of fiscal 2007 was $1.0 million on pre-tax income of $6.6 million. The income tax provision for the nine months ended March 3, 2006 was $5.9 million on pre-tax income of $21.6 million. The income tax provision in the third quarter of fiscal 2007 and for the nine months ended March 3, 2007 reflected a $1.2 million reduction due to the extension in December 2006 of the research and experimentation credit and the related impact of this benefit for both the latter portion of fiscal 2006 as well as the year-to-date impact for the current fiscal year.

The income tax benefit for the third quarter of fiscal 2006 was $3.7 million on pre-tax income of $6.7 million. The income tax benefit for the nine months ended February 25, 2006 was $2.1 million on pre-tax income of $12.8 million. The third quarter tax benefit in fiscal 2006 resulted from a $5.3 million reduction in accrued income taxes due to the statutory closure of various tax years, offset by income tax expense of $1.6 million. The year-to-date tax benefit at February 25, 2006 resulted from the $5.3 million reduction in accrued income taxes as discussed above, offset by income tax expense of $2.7 million and other discrete income tax expense items totaling $0.5 million.

Note 15 – Legal Proceedings

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

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester, or importing the Capacitor Tester for any of these purposes, until final judgment is entered in the formal patent infringement action. Pursuant to the Court’s order, the Company was required to post with the Court a Taiwan dollar security bond, which is valued at approximately US$6.9 million and is included in other assets on the Company’s consolidated condensed balance sheet.

In October 2005, ESI filed a formal patent infringement action against All Ring in the Court. In May 2006, after all parties filed briefs on the topic, the Court appointed an expert to conduct a patent infringement assessment. The Court-appointed expert has completed the assessment of the Capacitor Tester and concluded that it infringes every claim of the 207469 patent.

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office. The Company filed a defense brief in March 2006. On November 6, 2006, the Company and All Ring had an interview with examiners at the Taiwan Intellectual Property Office (the IPO) concerning the cancellation action. All Ring filed a supplemental brief in December 2006 to support its cancellation action. The Company intends to file a response brief and the decision by the IPO is pending the conclusion of briefing by all parties. The Company intends to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

Note 16 – New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123R. The Company, which is currently evaluating its available transition alternatives, has until June 2, 2007 to make its one-time election. The Company has not yet determined the impact on its consolidated financial statements of selecting the alternative calculation method.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If the Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption of SAB 108 for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require reports previously filed with the SEC to be amended. The Company is currently evaluating the impact of the guidance on its current and prior year financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the elective adoption of SFAS 159 may have on our results of operations or financial position.

Note 17 – Subsequent Event

On March 9, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million in shares of the Company’s outstanding common stock during the nine-month period following the Company’s announcement of its financial results for the third quarter of fiscal 2007. The repurchases will occur from time to time as market conditions warrant through transactions in the open market or in negotiated transactions with brokers or shareholders.

The Company expects that the share purchase transactions will be effected pursuant to a plan in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan will allow the Company to repurchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes,” “expects” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may also make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks described below under the heading “Factors That May Affect Future Results.”

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

The third quarter of fiscal 2007 reflected continued industry strength. Orders increased to $73.0 million in the third quarter of fiscal 2007, compared to orders in the first and second quarters of fiscal 2007 of $67.6 million and $62.4 million, respectively.

The sequential increase in orders is primarily due to a 58% rise in our semiconductor group (SG) orders, with customers continuing to ramp capacity to meet end-market demand for DRAM driven by innovations in personal computer technology, mobile communications and next generation game consoles. Demand remains strong for our infrared (IR)-based link-processing systems. Additionally, the customer base for our ultraviolet (UV)-based DRAM link-processing tool is growing. As is inherent in the businesses we serve, the timing of orders placed by customers can cause our order levels to fluctuate from period to period.

Passive component group (PCG) orders decreased 31% in the third quarter of fiscal 2007 compared to the second quarter. The decrease is primarily due to the timing of large orders placed in the first half of fiscal 2007 as suppliers sought to increase capacity, as well as the historical slowdown in this segment following the holiday season. Despite the sequential decrease in order volume in the current quarter, we believe the demand for our products will remain strong. Passive component manufacturers are expected to continue to increase capacity to meet end-market demand driven by the production of flat panel displays, 3G mobile phone technology, dual core microprocessors and automotive electronics.

Electronic interconnect group (EIG) orders reflected a 15% decline in the third quarter of fiscal 2007 compared to the second quarter of fiscal 2007 due to the seasonal timing of orders. Demand in this market continues to be driven primarily by single-head UV drill systems for flex-circuit manufacturers.

Shipments of $59.7 million in the third quarter of fiscal 2007 were stable compared to shipments of $60.5 million in the second quarter of fiscal 2007, as decreased EIG shipments were substantially offset by an increase in SG shipments. Backlog increased to $55.1 million at the close of the current quarter, compared to $41.9 million at the end of the prior quarter.

Gross margins were 42.0% on net sales of $59.4 million in the third quarter of fiscal 2007, compared to 40.9% on net sales of $59.3 million in the second quarter of fiscal 2007. Operating expenses increased $0.4 million to $21.0 million in the third quarter of fiscal 2007, compared to $20.6 million in the second quarter. Exclusive of the effect of the $1.0 million insurance recovery recorded in the second quarter of fiscal 2007, operating expenses decreased $0.6 million in the third quarter of fiscal 2007.

Operating income increased to $4.0 million in the current quarter, compared to operating income of $3.6 million in the second quarter of fiscal 2007. Non-operating income increased to $2.7 million in the third quarter compared to $2.3 million in the second quarter of fiscal 2007. Our effective income tax rate decreased to 15% for the third quarter compared to a net income tax rate of 36% for the second quarter of fiscal 2007. Net income was $5.6 million in the third quarter of fiscal 2007, compared to $3.8 million in the second quarter of fiscal 2007.

Shipments and net sales in the fourth quarter of fiscal 2007 are currently estimated to be in the range of $60 million to $70 million. The gross margin percentage in the fourth quarter is expected to be in the mid-40s range. We anticipate operating expenses for the fourth quarter of fiscal 2007 will be up slightly compared to the $21.0 million recorded in the third quarter of fiscal 2007. We expect the tax rate in the fourth quarter to be approximately 31%.

Revision of Results of Operations for the First Quarter of Fiscal 2007

During the third quarter of fiscal 2007, we identified adjustments which impacted the results of operations in the first quarter of fiscal 2007. We have determined that those adjustments were not material to the results of the first quarter of fiscal 2007, but the impact of recording those adjustments would be material to the results of operations for the third quarter of fiscal 2007. As such, we are revising the results of operations for the first quarter of fiscal 2007 for these immaterial corrections. These adjustments are included in the results of operations for the nine months ended March 3, 2007. The results of operations for the first quarter of fiscal 2007 have been revised as shown below.

(in thousands, except per share amounts)	Three months ended September 2, 2006
	As Reported	Adjustment	As Revised
Consolidated Condensed Statement of Operations:
Net sales	$60,164	$204	$60,368
Cost of sales	32,883	1,220	34,103

Gross profit	27,281	(1,016)	26,265
Selling, service and administration	12,158	(107)	12,051
Research, development and engineering	9,304	—	9,304
Insurance recovery	(1,287)	—	(1,287)

Operating income	7,106	(909)	6,197
Interest and other income, net	2,910	(98)	2,812

Income before income taxes	10,016	(1,007)	9,009
Provision for income taxes	3,244	(437)	2,807

Net income	$6,772	$(570)	$6,202

Net income per share - basic and diluted	$0.23	$(0.02)	$0.21

As shown in the table above, the revisions to the first quarter of fiscal year 2007 include the following:

•	Increase in net sales of $0.2 million related to deferral of the fair value of certain undelivered elements and the timing of recording credit memos issued to certain customers;

•

Increase in cost of sales of $1.2 million primarily related to inaccurate inventory transactions recorded within the new enterprise resource planning (ERP) system and, to a lesser degree, late freight and duty invoices received from an offshore service provider;

•	Decrease in variable expenses included in selling, service and administration of $0.1 million resulting from the above adjustments;

•	Decrease in other income of $0.1 million due to revised net foreign exchange loss; and

•	Net decrease in tax expense of $0.4 million resulting from the above revisions.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended		Nine months ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.0	55.5	57.8	55.9

Gross margin	42.0	44.5	42.2	44.1
Selling, service and administrative	20.0	20.2	20.1	22.6
Research, development and engineering	15.4	15.6	15.7	16.4
Insurance recoveries	—	—	(1.3)	—

Operating income	6.6	8.8	7.7	5.0
Total other income, net	4.6	3.2	4.3	3.6

Income before taxes	11.2	12.0	12.0	8.6
Income tax provision (benefit)	1.7	(6.5)	3.3	(1.4)

Net income	9.5%	18.5%	8.7%	10.0%

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	March 3, 2007		February 25, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$33,891	57%	$40,515	73%
Passive Components Group (PCG)	15,756	27	9,179	16
Electronic Interconnect Group (EIG)	9,764	16	6,243	11

	$59,411	100%	$55,937	100%

	Nine months ended
	March 3, 2007		February 25, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$95,215	53%	$93,653	63%
Passive Components Group (PCG)	50,309	28	32,261	22
Electronic Interconnect Group (EIG)	33,556	19	23,174	15

	$179,080	100%	$149,088	100%

Net sales were $59.4 million for the quarter ended March 3, 2007, an increase of $3.5 million or 6% compared to net sales of $55.9 million for the quarter ended February 25, 2006. Sales increased 72% and 56% for PCG and EIG respectively, while sales for SG in the third quarter of fiscal 2007 decreased 16% compared with the same period in the prior year.

The decrease in SG revenue of $6.6 million compared to the third quarter of the prior fiscal year was due primarily to a decrease in system sales volumes of our single beam infrared (IR)-based memory link processing tools, offset in part by increases in sales of our dual beam IR-based tool and our new ultra violet-based tool.

The $6.6 million increase in third quarter fiscal 2007 PCG sales compared to the same quarter in the prior year was driven by strong demand for our electrical test systems as manufacturers sought to build production capacity for multi-layer ceramic capacitor (MLCC) components. End-market demand for MLCC products has increased for wireless handsets, dual core microprocessors, flat panel displays and automotive electronics.

EIG sales levels increased by $3.5 million compared to the same quarter in the prior year. The increase was due to higher sales volumes of our single-head UV micro-via drilling systems for flex circuits, many of which are finding their way into cell phones, digital cameras and notebook PCs. Sales volumes also increased for our dual-head IC packaging tool, which offers improved cost-of-ownership, yield and performance compared to our earlier models.

Net sales were $179.1 million for the nine months ended March 3, 2007, an increase of $30.0 million or 20% compared to net sales of $149.1 million for the nine months ended February 25, 2006. Of the increase, $18.0 million resulted from a 56% increase in sales in the PCG product lines and $10.4 million resulted from a 45% increase in sales in the EIG product lines. Sales of SG products increased $1.6 million or 2%. The increases in net sales for the first nine months of fiscal 2007 compared to the same period in the prior year are attributable to the factors described above.

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	March 3, 2007		February 25, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$44,702	75%	$45,448	81%
United States	7,960	14	5,952	11
Europe	6,749	11	4,537	8

	$59,411	100%	$55,937	100%

	Nine months ended
	March 3, 2007		February 25, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$131,520	74%	$115,342	77%
United States	32,692	18	22,752	15
Europe	14,868	8	10,994	8

	$179,080	100%	$149,088	100%

Compared to the third quarter in the prior year, the percentage of total net sales to both the United States and Europe increased by 3%. The increase in sales to the United States in the current quarter was due higher volume sales for our EIG dual-head IC packaging tools. The increase in sales to Europe during the quarter was due to a rise in sales of our SG products. On a percentage of revenue basis for the first nine months of fiscal 2007, there was a 3% shift in the geographic composition of the total revenue from Asia to the United States.

Gross Profit

Gross profit was $25.0 million (42.0% of net sales) for the third quarter of fiscal 2007 compared to $24.9 million (44.5% of net sales) for the third quarter of fiscal 2006. Gross profit for the nine month period ended March 3, 2007 was $75.5 million (42.2% of net sales) compared to $65.7 million (44.1% of net sales) for the same nine month period in the prior fiscal year. Shipments of $59.7 million in the third quarter of fiscal 2007 increased 3% compared to $58.2 million in shipments for the third quarter of fiscal 2006, and shipments of $179.7 million for the nine months ended March 3, 2007 increased 19% compared to shipments of $151.6 million for the first nine months of fiscal 2006. Despite volume-based manufacturing efficiencies on increased shipments, our gross margin rates were lower in the current quarter and the first nine months of fiscal 2007 compared to the same periods in the prior year primarily due to changes in product sales mix, both between our product groups and among products within the product groups. The semiconductor group comprises our highest-margin products. Compared to the prior year, that group’s revenue decreased by 16% as a percentage of total net sales for the current quarter and by 10% as a percentage of total net sales for the first nine months of the year.

Operating Expenses

Selling, Service and Administrative Expenses

The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees, commissions and facilities costs. Selling, service and administrative expenses were $11.9 million (20.0% of net sales) in the third quarter of fiscal 2007, an increase of $0.6 million compared to $11.3 million (20.2% of net sales) in the third quarter of fiscal 2006. For the nine months ended March 3, 2007, selling, service and administrative expenses increased $2.3 million to $36.0 million (20.1% of net sales) compared to $33.7 million (22.6% of net sales) for the nine months ended February 25, 2006. The increase is primarily due to increased compensation costs and consulting expenses. Although we have incurred lower consulting charges related to our enterprise resource planning (ERP) system development in the current year, a majority of these consulting charges were capitalized during fiscal 2006, along with a portion of employee compensation costs for those directly engaged in ERP development. As such, these capitalized costs were not included in operating expenses for the three and nine months ended February 25, 2006. Additionally, we incurred higher compensation costs in the current year related to the adoption of SFAS 123R, offset by lower legal fees related to the All Ring patent litigation and a reduction in travel expenses due to cost containment programs.

Research, Development and Engineering Expenses

Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. Expenses associated with research, development and engineering totaled $9.1 million (15.4% of net sales) for the third quarter of fiscal 2007, representing a $0.4 million increase from expenses of $8.7 million (15.6% of net sales) for the third quarter of fiscal 2006. For the nine months ended March 3, 2007 research, development and engineering expenses increased $3.5 million to $28.0 million (15.7% of net sales) compared to $24.5 million (16.4% of net sales) for the nine months ended February 25, 2006. The increases for the three and nine month periods ended March 3, 2007 compared to the same periods in the prior year are due primarily to higher compensation costs related to an increase in headcount over the last twelve months to support increased investment in the development of new products in existing and emerging markets.

Insurance Recoveries

In the second quarter of fiscal 2007, we recorded a gain of $1.0 million consisting of an insurance settlement for coverage related to the shareholder and derivative lawsuits filed in 2003.

In June 2006, we received a $1.3 million insurance recovery for demonstration systems that were destroyed in a fire at a customer’s plant. The book value of the assets had previously been written off. As a result of the insurance recovery, we recorded a gain of $1.3 million in the first quarter of fiscal 2007.

Interest Income and Other Income, Net

Net interest and other income was $2.7 million in the third quarter of fiscal 2007, compared to $1.8 million in the same quarter of fiscal 2006, an increase of $0.9 million. Interest received on property tax refunds totaled $0.1 million in the current quarter, compared to interest paid on tax payments in the third quarter of the prior year totaling $0.1 million. The remaining $0.7 million increase in net interest and other income was primarily due to an increase in investment yields as a result of rising market interest rates, partially offset by a lower average volume of invested assets. Average invested assets for the third quarter of fiscal 2007 were $221.7 million, compared to $228.1 million for the third quarter of fiscal 2006.

Net interest and other income was $7.8 million in the first nine months of 2007, compared to $5.3 million in the first nine months of fiscal 2006, an increase of $2.5 million. Interest income increased substantially due to higher investment yields, which increased from an annualized effective year-to-date yield of 3.2% at February 25, 2006 to 4.5% at March 3, 2007. Weighted average invested assets for the first nine months of fiscal 2007 decreased to $221.5 million, compared to $224.1 million for the first nine months of fiscal 2006, which partially offset the increased investment yields. The increase in income due to rising market interest rates was also partially offset by a decrease in net interest income related to taxes refunds and payments. During the first nine months of fiscal 2007, we received net interest income related to various income and property tax refunds and payments totaling $0.4 million, compared to $0.6 million for the same period in the prior fiscal year.

Income Taxes

The income tax provision recorded for the third quarter of fiscal 2007 was $1.0 million on pre-tax income of $6.6 million, an effective tax rate of 15%. The fiscal year-to-date provision for income taxes at March 3, 2007 is $5.9 million on pre-tax income of $21.6 million, an effective tax rate of 28%. The income tax provision in the third quarter of fiscal 2007 and for the nine months ended March 3, 2006 reflected a $1.2 million reduction due to the extension in December 2006 of the research and experimentation credit and the related impact of this benefit for both the latter portion of fiscal 2006 as well as the year-to-date impact for the current fiscal year.

Comparatively, the income tax benefit for the third quarter of fiscal 2006 was $3.7 million on pre-tax income of $6.7 million, an effective tax benefit rate of 55%. The income tax benefit was $2.1 million on pre-tax income of $12.8 million for the nine months ended February 25, 2006, an effective tax benefit rate of 17%. In the prior year, the third quarter tax benefit resulted from a $5.3 million reduction in accrued income taxes due to the statutory closure of various tax years, offset by income tax expense of $1.6 million. The year-to-date tax benefit in the prior year resulted from a $5.3 million reduction in accrued income taxes as discussed above, offset by income tax expense of $2.7 million and other discrete income tax expense items totaling $0.5 million.

The effective tax rate for the fourth quarter of fiscal 2007 is expected to be approximately 31%. Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns. Based on currently available information, we are not aware of any such discrete events which are likely to occur and which would have a materially adverse effect on our financial position, expected cash flows or results of operations.

Net Income

Net income for the three and nine months ended March 3, 2007 was $5.6 million (9.5% of net sales) or $0.19 per share on a basic and diluted basis and $15.6 million (8.7% of net sales) or $0.54 per basic share and $0.53 per diluted share, respectively. For the three and nine months ended February 25, 2006, we recorded net income of $10.4 million (18.5% of net sales) or $0.36 per basic share and $0.35 per diluted share and $14.9 million (10.0% of net sales) or $0.52 per basic share and $0.51 per diluted share, respectively.

Liquidity and Capital Resources

At March 3, 2007, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities of $225.9 million and accounts receivable of $54.2 million. At March 3, 2007, we had a current ratio of 6.8 and no long-term debt. Working capital increased to $316.8 million at March 3, 2007 from $304.5 million at June 3, 2006.

On March 9, 2007, the Board of Directors authorized the repurchase of up to $50 million in shares of our outstanding common stock during the nine-month period following our announcement of financial results for the third quarter of fiscal 2007. The authority will be exercised from time to time as market conditions warrant through transactions in the open market or in negotiated transactions with brokers or shareholders. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations along with potential share repurchase transactions for at least the next twelve months.

Cash flows from operating activities for the nine months ended March 3, 2007 totaled $10.0 million. Cash totaling $24.9 million was provided by net income adjusted for non-cash items. Other significant factors impacting cash flows from operations included increases in accounts receivable, inventories, and prepaid and other current assets, partially offset by increases in other current liabilities.

Net inventories increased $12.5 million to $76.3 million at March 3, 2007 compared to $63.8 million at June 2, 2006. The rise is primarily due to increases in raw materials and work-in-process (WIP) balances of $5.8 million and $8.4 million, respectively, offset by a $1.8 million decrease in finished goods. The increases in raw materials and WIP were driven by mid-period production changes to previously forecasted product sales mix. Additionally, WIP inventories at March 3, 2007 include $2.8 million of engineering inventory for new product development. Finished goods decreased by $1.8 million due to strong shipments just prior to the end of third quarter fiscal 2007. The change in inventory balances also includes non-cash transfers of $1.5 million from other non-current assets for previously capitalized demonstration systems.

Net accounts receivable were $54.2 million at March 3, 2007 compared to $48.0 million at June 3, 2006, an increase of $6.2 million. The increase is primarily due an increase in shipments of $4.3 million, from $55.4 million in the fourth quarter of fiscal 2006 to $59.7 million in the third quarter of fiscal 2007. Additionally, a higher percentage of shipments occurred late in the third quarter of fiscal 2007. Although days sales outstanding increased to 82 days at the end of the third quarter of fiscal 2007, compared to 76 days at the end of fiscal 2006, our aging of accounts receivable improved compared to the end of the prior fiscal year.

Prepaid and other current assets increased $2.2 million to $6.6 million at March 3, 2007 from $4.4 million at June 3, 2006. The increase is due primarily to an increase of $1.6 million in value-added tax (VAT) receivables pending the filing of returns with foreign taxing authorities and $0.7 million in higher prepaid insurance premiums and property taxes.

Cash flows from investing activities totaled $0.8 million for the nine months ended March 3, 2007. Capital expenditures totaled $7.1 million during this period and were principally comprised of costs related to a major refurbishment of research and development clean rooms and laboratories. We also generated $17.6 million, net, in cash and cash equivalents through the maturity and sale of investments in our portfolio of marketable securities offset by certain reinvestments. During the first two quarters of fiscal 2007, we invested $6.0 million in a Series D Preferred Stock financing of OmniGuide, Inc. and $5.0 million in a Series D Preferred Stock financing of Axsun Technologies, Inc. Included in cash flow from investing activities was a $1.3 million insurance recovery received during the first quarter of fiscal 2007 for damaged demonstration systems.

Cash flows from financing activities of $2.8 million were comprised of proceeds from the exercise of stock options and other employee stock plan purchases and the related realized income tax benefits for the nine months ended March 3, 2007.

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

During the preparation of the financial statements for the third quarter of fiscal 2007, we discovered deficiencies in our internal controls, specifically controls related to the review and analysis of inventory cost variances resulting from certain transactions. As discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements contained in Part I, Item I of this Form 10-Q, we have revised in this Form 10-Q our unaudited consolidated condensed financial statements for the three months ended September 2, 2006.

We have determined that a material weakness in internal controls existed at March 3, 2007 related to ineffective review of inventory cost variances. This control weakness resulted from an incomplete understanding of our ERP system configuration with respect to costing certain components of inventory. This control weakness could have resulted in a material misstatement of the quarterly results of operations in fiscal 2007 if they had remained undetected.

Upon discovery of the errors, we formed a cross-functional team that undertook a review of inventory cost variances to ensure that these amounts were properly recorded and presented in our financial statements. Additionally, a complete physical inventory count of work-in-process, finished goods and demonstration systems in other assets was performed and reconciled to the corresponding perpetual inventory records and general ledger accounts.

In addition to performing the detailed physical inventory counts and review of inventory cost variances, we have undertaken personnel training to improve our business processes and execution of key controls. We have also retained ERP consultants to assist us in improving our underlying business transaction processing and reporting to more effectively utilize the capabilities of our ERP system. Significant progress has been made and these improvements will facilitate timely and accurate evaluations of inventory cost variances recorded in the future.

Based on the evaluation of the effectiveness of disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 3, 2007, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. However, we believe the actions taken at the end of the third quarter and continuing into the fourth quarter of fiscal 2007 will be sufficient to remediate the material weakness in internal controls over financial reporting.

Internal Control Over Financial Reporting

Other than actions we have taken to remediate the material weakness identified above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester, or importing the Capacitor Tester for any of these purposes, until final judgment is entered in the formal patent infringement action. Pursuant to the Court’s order, we were required to post with the Court a Taiwan dollar security bond, which is valued at approximately US$6.9 million.

In October 2005, ESI filed a formal patent infringement action against All Ring in the Court. In May 2006, after all parties filed briefs on the topic, the Court appointed an expert to conduct a patent infringement assessment. The Court-appointed expert has completed the assessment of the Capacitor Tester and concluded that it infringes every claim of the 207469 patent.

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office. We filed a defense brief in March 2006. On November 6, 2006, ESI and All Ring had an interview with examiners at the Taiwan Intellectual Property Office (the IPO) concerning the cancellation action. All Ring filed a supplemental brief in December 2006 to support its cancellation action. We intend to file a response brief and the decision by the IPO is pending the conclusion of briefing by all parties. We intend to vigorously pursue our patent infringement claims against All Ring and defend against the cancellation action.

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

In addition, because we derive a substantial portion of our revenue from the sale of a relatively small number of products, the timing of orders by our customers may also cause our order levels and results of operations to fluctuate between periods, perhaps significantly. For example, in the second quarter of fiscal 2007, a customer requested that the Company convert part of a previous order for UV-based semiconductor systems to IR-based systems and to postpone shipment of additional UV-based systems, which resulted in approximately $18 million being removed from backlog. Accordingly, order levels or results of operations for a given period may not be indicative of order levels or results of operations for following periods.

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

We have reported a material weakness in our internal control over financial reporting which, if not remedied, could continue to adversely affect our internal controls and financial reporting.

In connection with our management’s assessment of the effectiveness of our internal control over financial reporting as of March 3, 2007, we have concluded that, as of March 3, 2007, our disclosure controls and procedures were not effective in ensuring accurate reporting of financial information due to a material weakness in our processes, procedures and controls related to the review and analysis of inventory cost variances resulting from certain inventory transactions. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

This material weakness resulted in a revision to our previously reported consolidated condensed financial statements as of and for the three months ended September 2, 2006 as reported in this Quarterly Report on Form 10-Q. Further, if not adequately remediated, this control deficiency could result in a material misstatement to our consolidated financial statements issued in future periods.

We believe we are taking the steps necessary to remediate this material weakness. However, the controls have not been in place for an adequate period of time to test and conclude that they are operating effectively. Accordingly, we will continue to vigorously monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines are necessary; however, we cannot assure you that these processes, procedures and controls will result in full remediation of the material weakness described above. Failure to remediate this material weakness, or the identification of one or more additional material weaknesses, could result in material misstatements in our financial reports and could lead us or our auditors to conclude that we do not have effective controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act. This may negatively impact the market’s view of our control environment and, potentially, our stock price.

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

SFAS 123R, “Share-Based Payment,” was effective in our first quarter of fiscal 2007, and resulted in recognition of substantial compensation expense relating to our stock incentive plan and employee stock purchase plan. We previously used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under that standard, we generally did not recognize compensation expense related to stock option grants or the discounts we provide under our employee stock purchase plan. Under the new rules, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which led to $1.1 million in additional pre-tax compensation expense in the first nine months of fiscal 2007. Total pre-tax stock-based compensation in the first nine months of fiscal 2007 was $2.2 million. Future results of operations may be materially and adversely affected by the expense recorded in accordance with SFAS 123R on future grants of stock awards. Additionally, tax expense treatment under SFAS 123R does not provide for recording of deferred taxes consistent with the timing of recording stock-based compensation expense for incentive stock options. As such, the impact of non-compensatory plans may increase our effective tax rate.

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

Dated: April 10, 2007	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ John Metcalf
John Metcalf
Senior Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)