Form 10-K
period 2007-06-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2007-08-15
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 2, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($19.46) as reported by the NASDAQ National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (December 3, 2006) was $567,342,444.

The number of shares outstanding of the Registrant’s Common Stock as of August 10, 2007 was 28,178,577 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2007 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

2007 FORM 10-K ANNUAL REPORT

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

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at www.sec.gov where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.esi.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting Investor Relations at (503) 641-4141.

Fiscal Year

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, fiscal 2007 ended on June 2, 2007, fiscal 2006 ended on June 3, 2006 and fiscal 2005 ended on May 28, 2005 and those fiscal years contained 52 weeks, 53 weeks and 52 weeks, respectively. All references to years relate to fiscal years unless otherwise noted.

On July 3, 2007, our Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, fiscal year 2008 will consist of approximately a ten month period containing 43 weeks ending on March 29, 2008.

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

We are a leading supplier of advanced photonic microengineering systems that allow electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields of semiconductor devices, advanced semiconductor packaging, flex circuits and passive electronic components and circuitry. Photonic microengineering comprises a set of precise fine-tuning processes (laser trimming, link cutting and via drilling) that require application-specific laser systems able to meet semiconductor and microelectronics manufacturers’ exacting performance and productivity requirements. Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of multi-layer ceramic capacitors (MLCCs) and other passive components.

Electronics Industry Overview

The electronics market continues to be driven by demand for advanced features and improved functionality for consumer items. The market for consumer-oriented electronics such as smart phones, computers, handheld devices, digital video recorders, digital cameras and high-definition televisions have developed rapidly as increasingly affordable products have been introduced that are smaller, lighter and more portable. In addition, most automobile manufacturers now include electronic ignition, fuel injection, anti-lock brakes, and other electronic safety and sensor systems as standard equipment, replacing components that in the past were predominantly mechanical or hydraulic.

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

The highly competitive consumer markets for electronic products drive the demand for lower-cost devices and components. Electronic devices and components are produced in large unit volumes, and their production and testing is highly automated, utilizing a variety of manufacturing equipment. Manufacturers continually seek to reduce costs by improving the throughput, yield and quality of device and component production. These manufacturers are also developing new materials to improve performance and reduce costs of their devices. These ongoing changes challenge equipment suppliers to continually innovate new manufacturing process solutions and equipment.

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

To improve production yield, or the number of functioning devices produced per silicon wafer, device manufacturers are utilizing advanced systems, such as our laser memory repair products, to boost final yields in the manufacture of devices. This includes dynamic random access memory (DRAM), NAND flash memory and non-memory devices, such as logic with embedded memory and high-end electronic game chips.

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

Our Solutions

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

Our core technology strengths include a deep understanding of laser/materials interaction, laser beam positioning, high-speed motion control systems, small parts handling systems, image processing and optical character recognition and systems engineering. We combine this technology expertise in unique and innovative ways with a thorough understanding of our customers’ processes and objectives to develop new and improved products.

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

Our Strategy

Focus on businesses where we are a market leader

We intend to expand the application of our existing technologies to grow our overall market opportunity serving manufacturers in semiconductor, advanced semiconductor packaging and passive components – all markets in which we currently maintain a leadership position. We also intend to maintain our market leadership by developing new products that have higher performance, greater throughput and enhanced reliability, thereby lowering the effective cost of ownership to our customers.

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

Our Products

We operate within one segment, high technology manufacturing equipment, which is composed of products grouped according to our three key target markets: semiconductors, passive components and electronic interconnect. Net sales by group, as a percentage of total sales, were as follows (in thousands):

	2007		2006		2005
Semiconductor	$145,381	58.0%	$126,682	61.2%	$138,574	59.4%
Passive Components	63,093	25.2	46,305	22.4	61,001	26.1
Electronic Interconnect	42,350	16.8	34,019	16.4	33,796	14.5

	$250,824	100.0%	$207,006	100.0%	$233,371	100.0%

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

Our 98XX Series systems are designed specifically for the 300mm wafer processing market, but can also handle 200mm wafers. The 9835 is the world’s first single-beam ultraviolet (UV) laser fuse processing tool and it delivers class-leading spot size with greater depth of focus for processing future generations of ICs. With the recent introduction of the dual-beam 9850 system, ESI provides significant throughput increases compared to a single beam repair tool. The 9850 can be configured for use in either infrared (IR) or UV laser fuse processes. These high-performance systems deliver increased manufacturing productivity and minimize capital requirements.

Machine-Vision Systems

Our machine-vision subsystems are a key module integrated into our systems. Our machine-vision sub-systems are predominantly sold to original equipment manufacturers (OEMs) for incorporation into electronics-manufacturing equipment, performing alignment, identification, part placement, die and wire bonding and other functions.

In addition to alignment and inspection applications we also provide a wafer identification tool that is sold to both OEMs and chipmakers. Our Bullet™ wafer-identification (ID) reader combines the industry’s smallest read head with ESI’s patented telecentric lighting technology, enabling the Bullet to identify any kind of wafer by reading all types of ID marks—from hard scribe marks to super-soft marks used in new and emerging optical character recognition wafer-tracking applications. As the increased functionality of next-generation chips continues to drive up total wafer cost, the need to accurately track and identify each wafer will be critical to a chip manufacturer’s bottom line.

Thin Film Trimming

Our Model 2100 thin-film-on-silicon (TFOS) trimming system continues to gain market traction. Over the past year, multiple leading analog IC makers placed repeat orders to increase their installed base of these tools. This system uses our patented 1.3-micron wavelength trimming process to deliver, in a small footprint, superior throughput and yield compared to traditional 1.0-micron laser-based TFOS systems.

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

Customers

Our top ten customers for fiscal 2007, 2006 and 2005 accounted for approximately 62%, 55%, and 51%, respectively, of total net sales, with two customers, Samsung and Hynix, accounting for approximately 34%, 25% and 21% of total net sales in fiscal 2007, 2006 and 2005, respectively. Except for a distributor in Japan, Canon Sales, which accounted for an additional 10% of total net sales in fiscal 2006, no other customer in 2007, 2006 or 2005 accounted for more than 10% of total net sales. These high-volume customers purchase products from all three of our product groups.

Geographic sales, based on the location of the end user, were as follows (in thousands):

	2007		2006		2005
Asia	$187,228	74.6%	$155,959	75.3%	$180,378	77.3%
Americas	40,987	16.3	36,351	17.6	35,277	15.1
Europe	22,609	9.1	14,696	7.1	17,716	7.6

	$250,824	100.0%	$207,006	100.0%	$233,371	100.0%

Long-Lived Assets

Long-lived assets, exclusive of marketable securities and deferred tax assets, by geographic area were as follows at June 2, 2007 and June 3, 2006 (in thousands):

	2007	2006
United States	$62,635	$51,680
Asia	9,430	9,286
Europe	136	134

	$71,931	$61,100

Sales, Marketing and Service

We sell our products worldwide through direct sales and service offices, a franchised distributor, value-added resellers and independent representatives located around the world. ESI has direct sales and service personnel in Oregon, Texas and several other states; Tokyo, Oita and Nagoya, Japan; Seoul, Korea; Kao Hsiung and Hsin Chu, Taiwan; Singapore; Shanghai, China; Munich, Germany; West Sussex, England; Kirkcaldy, Scotland; and Graz, Austria. We serve selected customers in the United States, South America, Europe, Israel and additional countries through manufacturers’ representatives. Canon Sales is a distributor for our Semiconductor Group in Japan.

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

Backlog

Backlog consists of purchase orders for products, spare parts and service that we expect to ship or perform within twelve months. Backlog does not include deferred revenue. Backlog was $56.7 million at June 2, 2007 compared to $50.0 million at June 3, 2006. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

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

Our research and development expenditures for fiscal years 2007, 2006 and 2005 were $37.7 million (15.0% of net sales), $33.8 million (16.3% of net sales) and $28.0 million (12.0% of net sales), respectively.

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

The principal competitor for our semiconductor group is GSI Group. Cognex is our principal competitor in the field of machine vision. Our electronic interconnect group competes with laser systems provided by Hitachi Via Mechanics, Mitsubishi Electric and Sumitomo. For the passive component group, our competitors include Tokyo Weld, Kanebo, Humo, All Ring Tech and GSI Group as well as component manufacturers that develop systems for internal use. See discussion of a patent infringement action that ESI has brought against All Ring Tech in Part I, Item 3, “Legal Proceedings.”

Manufacturing and Supply

Our production facilities are located in Portland and Klamath Falls, Oregon. The manufacturing operations located in Portland consist of electronic subassembly and final system assembly for all products, except as described in the next paragraph and passive component consumable products, which are produced in our facility in Klamath Falls.

We use qualified manufacturers to supply many components and sub-system modules of our products. In addition, we utilize a major global contract manufacturer in Asia to complete final assembly for certain systems. Our systems use high-performance computers, peripherals, lasers and other components from various suppliers. Some of the components we use are obtained from a single source or a limited group of suppliers. An interruption in the supply of a particular component could require substitutions that would have a temporary adverse impact on us. We believe our relationships with our suppliers are good.

Patents and Other Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 111 United States patents and 210 patents issued outside of the United States. Additionally, as of June 2, 2007, we had 81 patent applications pending in the United States and 183 patent applications pending outside of the United States. Although our patents are important, we believe that the success of our business also depends on the technical competence and innovation of our employees.

We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.

Employees

As of June 2, 2007, we employed 585 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

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

In addition, because we derive a substantial portion of our revenue from the sale of a relatively small number of products, the timing of, or changes to, orders by our customers may also cause our order levels and results of operations to fluctuate between periods, perhaps significantly. For example, in the second quarter of fiscal 2007, a customer requested that the Company convert part of a previous order for UV-based semiconductor systems to IR-based systems and to postpone shipment of additional UV-based systems, which resulted in approximately $18 million being removed from backlog. Accordingly, order levels or results of operations for a given period may not be indicative of order levels or results of operations for following periods.

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

We also have an arrangement with a contract manufacturer in Singapore to complete the manufacture of certain of our products. Any significant interruption in this contract manufacturer’s ability to provide manufacturing services to us as a result of contractual disputes with us or another party, labor disruptions, natural disasters, delay or interruption in the receipt of inventory or other causes could result in reduced manufacturing capabilities or delayed deliveries for certain of our products, any or all of which could materially and adversely affect our results of operations

In addition, we derive a substantial portion of our revenue from the sale of a relatively small number of products. Consequently, shipment and/or customer acceptance delays, including acceptance delays related to new product introductions or customizations, could significantly impact recognition of revenue and could be further magnified by announcements from us or our competitors of new products and technologies, which announcements could cause our customers to defer purchases of our systems, change existing orders or purchase products from our competitors. Any of these delays could result in a material adverse change in our results of operations for any particular period.

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

Our top ten customers for fiscal 2007 accounted for approximately 62% of total net sales in fiscal 2007, with two customers each accounting for more than 10% of total net sales in fiscal 2007. In addition, none of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time.

Our markets are subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance.

The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes as well as current and potential customer requirements. The introduction by us or by our competitors of new and enhanced products may cause our customers to defer, change or cancel orders for our existing products, which may harm our operating results. In the past we have also experienced delays in new product development. Similar delays may occur in the future. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or, where necessary, to license these technologies from others.

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

We acquire inventory based upon projected demand. If these projections are incorrect we may carry inventory that cannot be used, which may result in significant charges for excess and obsolete inventory.

Our business is highly competitive and one factor on which we compete is the ability to ship products on the schedule required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine our inventory to be purchased. Certain types of inventory, including lasers and optical equipment, are particularly expensive and can only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which could negatively affect our financial results.

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

Our competitors’ greater resources in the areas described above may enable them to:

•	Better withstand periodic downturns;

•	Compete more effectively on the basis of price and technology; and

•	More quickly develop enhancements to and new generations of products.

We believe that our ability to compete successfully depends on a number of factors, including:

•	Performance of our products;

•	Quality of our products;

•	Reliability of our products;

•	Cost of using our products;

•	The ability to upgrade our products;

•	Consistent availability of critical components;

•	Our ability to ship products on the schedule required;

•	Quality of the technical service we provide;

•	Timeliness of the services we provide;

•	Our success in developing new products and enhancements;

•	Our understanding of the needs of our customers;

•	Existing market and economic conditions; and

•	Price of our products as compared to our competitors’ products.

We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins and loss of market share.

The loss of key personnel, including our Chief Financial Officer, or our inability to attract, retain and assimilate sufficient numbers of managerial, financial, engineering and other technical personnel could have a material effect upon our results of operations.

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract, retain and assimilate additional personnel. The loss of key personnel could have a material adverse effect on our business or results of operations. We may not be able to retain our key managerial, financial, engineering and technical employees. For example, on July 30, 2007 we announced that our Chief Financial Officer will be leaving on September 29, 2007. We have not identified a new Chief Financial Officer at this time. Attracting qualified personnel may be difficult and our efforts to attract and retain these personnel may not be successful. In addition, we may not be able to assimilate qualified personnel, including any new members of senior management, which could disrupt our operations.

Our worldwide direct sales and service operations and our overseas research and development facility expose us to employer-related risks in foreign countries.

We have established direct sales and service organizations throughout the world. We have also established a research and development facility in China. Having overseas employees involves certain risks. We are subject to compliance with the labor laws and other laws governing employers in the countries where our operations are located and as a result we may incur additional costs to comply with these local regulations. Additionally, we may encounter labor shortages or disputes that could inhibit our ability to effectively sell, market and service our products. If we cannot effectively manage the risks related to employing persons in foreign countries, our operating results could be adversely affected.

We recently completed an acquisition and may make acquisitions in the future, and these acquisitions may subject us to risks associated with integrating these businesses into our current business.

We recently completed the acquisition of New Wave Research, Incorporated and in the future we may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies.

Acquisitions, including the acquisition of New Wave Research, involve numerous risks, many of which are unpredictable and beyond our control, including:

•	Difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;

•	Diversion of management’s attention from other operational matters;

•	The potential loss of key employees of acquired companies;

•	Lack of synergy, or inability to realize expected synergies, resulting from the acquisition;

•	Acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	Difficulties establishing satisfactory internal controls at acquired companies; and

•	Incurring liabilities for which we may not be indemnified in full or at all.

Our inability to effectively manage these acquisition risks could materially and adversely affect our business, financial condition and results of operations and could cause us not to realize the anticipated benefits of an acquisition on a timely basis or at all. In addition, if we issue equity securities to pay for an acquisition the ownership percentage of our existing shareholders would be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. In addition, the accounting for acquisitions, including the New Wave Research acquisition, could result in significant charges resulting from amortization of intangible assets related to such acquisitions. We may make strategic investments in development stage companies, which investments are subject to a high degree of risk, and therefore it is possible that we could lose our entire investment.

We are exposed to the risks of operating a global business, including risks associated with exchange rate fluctuations, legal and regulatory changes and the impact of regional and global economic disruptions.

International shipments accounted for 84% of net sales in fiscal 2007, with 75% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have an arrangement with a contract manufacturer in Singapore to complete the manufacture of certain of our products. Our non-U.S. sales, purchases and operations, including contract manufacturing, are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

We have previously reported a material weakness in our internal control over financial reporting and if additional material weaknesses are discovered in the future, our internal controls over financial reporting could be adversely affected.

In connection with our management’s assessment of the effectiveness of our internal control over financial reporting as of March 3, 2007, we concluded that, as of March 3, 2007, our disclosure controls and procedures were not effective in ensuring accurate reporting of financial information due to a material weakness in our processes, procedures and controls related to the review and analysis of inventory cost variances resulting from certain inventory transactions. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

This material weakness resulted in a revision to our previously reported consolidated condensed financial statements as of and for the three months ended September 2, 2006 as reported in our Quarterly Report on Form 10-Q. We have taken the steps necessary to remediate this material weakness. The controls implemented to remediate this material weakness were tested and we concluded that they were operating effectively at June 2, 2007. The identification of one or more additional material weaknesses, could result in material misstatements in our financial reports and could lead us or our auditors to conclude that we do not have effective controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act. This may negatively impact the market’s view of our control environment and, potentially, our stock price.

Our reported results of operations have been materially and adversely affected by our adoption of SFAS 123R.

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), was effective in our first quarter of fiscal 2007, and resulted in recognition of substantial compensation expense relating to our stock incentive plan and employee stock purchase plan. We previously used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under that standard, we generally did not recognize compensation expense related to stock option grants or the discounts we provide under our employee stock purchase plan. Under the new rules, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards. Pre-tax stock compensation expense increased by $1.6 million in fiscal 2007 as a result of the adoption of SFAS 123R. Total pre-tax stock-based compensation in fiscal 2007 was $2.9 million. Future results of operations may be materially and adversely affected by the expense recorded in accordance with SFAS 123R on future grants of stock awards. Additionally, tax expense treatment under SFAS 123R does not provide for recording of deferred taxes consistent with the timing of recording stock-based compensation expense for incentive stock options. As such, the impact of non-compensatory plans may increase our effective tax rate.

Our tax rates are subject to fluctuation, which could impact our financial position, and our estimates of tax liabilities may be subject to audit, which could result in additional assessments.

Our effective tax rates are subject to fluctuation as the income tax rates for each year are a function of: (a) taxable income levels the effects of a mix of profits (losses) earned by ESI and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates, (b) our ability to utilize recorded deferred tax assets, (c) taxes, interest or penalties resulting from tax audits, (d) the magnitude of various credits and deductions as a percentage of total taxable income and (e) changes in tax laws or the interpretation of such tax laws. Changes in the mix of these items may cause our effective tax rates to fluctuate between periods, which could have a material adverse effect on our financial position.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. During the ordinary course of business there are transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is exercised in determining our world wide provisions for income taxes. Furthermore, we are occasionally under audit by tax authorities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and examinations and the impact of changes in tax laws or the interpretation of tax laws could result in material differences from what is reflected in historical income tax accruals. For example, in the third quarter of fiscal 2006, a significant tax benefit was recorded upon the reversal of accrued income taxes due to the statutory closure of returns for various open tax years. In addition, we recorded an additional $1.0 million of income taxes payable in the fourth quarter of fiscal 2007 due to new technical guidance from the Internal Revenue Service regarding foreign sales and leasing income. If additional taxes are assessed as a result of an examination, a material effect on our financial results, tax positions or cash flows could occur in the period or periods in which the determination is made.

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

In August 2005, we commenced a proceeding in the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. We alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes our Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). This patent corresponds to our U.S. Patent No. 5,842,579. The patented technology is used in the Model 3340 Multifunction MLCC Tester. The Court issued a Provisional Attachment Order in August 2005 and All Ring filed a bond with the Court to obtain relief from the attachment of its assets. In July 2007, the Court issued a second Provisional Attachment Order, and approximately US$6.0 million was frozen in All Ring’s accounts.

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester until final judgment is entered in the formal patent infringement action. Pursuant to the Court’s orders, we were required to post a Taiwan dollar security bond which is valued at approximately US$6.9 million and included in other assets on our consolidated balance sheet at June 2, 2007. On June 13, 2007, we posted an additional bond amount of US $2.1 million related to the second Provisional Attachment Order.

In October 2005, we filed a formal patent infringement action against All Ring in the Court. In May 2006, after all parties filed briefs on the topic, the Court appointed an expert to conduct a patent infringement assessment. The Court-appointed expert has completed the assessment of the Capacitor Tester and concluded that it infringes every claim of the 207469 patent.

In November 2005, All Ring filed a cancellation action against our 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring us to cancel two of our claims in the 207469 patent. No other claims of the patent have been rejected. We intend to vigorously pursue our patent infringement claims against All Ring and defend against the cancellation action.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended June 2, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices/Dividends

Our common stock trades on the NASDAQ Global Market under the symbol ESIO. The following table shows, for the fiscal quarters indicated, the high and low closing sale prices for the common stock as reported on the NASDAQ Global Market.

Fiscal 2007	High	Low
Quarter 1	$20.40	17.33
Quarter 2	22.34	19.17
Quarter 3	22.87	18.69
Quarter 4	21.24	18.61

Fiscal 2006	High	Low
Quarter 1	$22.11	$17.18
Quarter 2	24.74	20.75
Quarter 3	26.64	23.38
Quarter 4	25.84	19.50

We have not paid any cash dividends on our common stock during the last two fiscal years. We intend to retain any earnings for our business and do not anticipate paying any cash dividends in the foreseeable future. The number of shareholders of record at August 10, 2007 was 661.

Share Repurchase Transactions

On March 9, 2007, the Board of Directors authorized the repurchase of up to $50 million in shares of our outstanding common stock during the nine-month period beginning April 17, 2007. The authority will be exercised from time to time as market conditions warrant through transactions in the open market or in negotiated transactions with brokers or shareholders. During the fourth quarter of fiscal 2007, we repurchased 504,000 shares at an average price of $20.70. The following table sets forth information about the share repurchase transactions in accordance with SEC Regulation S-K, Item 703:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/07 to 5/5/07	210,000	$20.89	210,000	$45,614,081
5/6/07 to 6/2/07	294,000	$20.56	294,000	$39,569,613

Total	504,000	$20.70	504,000	$39,569,613

Disclosures related to securities authorized for issuance under our Equity Compensation Plans are incorporated by reference into Item 12 of this annual report on Form 10-K from our Proxy Statement for our 2007 annual meeting.

Item 6.	Selected Financial Data

(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Statement of Operations Data

Net sales	$250,824	$207,006	$233,371	$207,242	$136,885
Provision (benefit) for income taxes	11,103	(1,536)	6,437	(9,308)	(29,135)
Net income (loss) [1,2,3,4,5]	23,524	20,823	19,837	11,887	(50,086)
Net income (loss) per share—basic [1,2,3,4,5]	0.81	0.72	0.70	0.42	(1.81)
Net income (loss) per share—diluted [1,2,3,4,5]	0.80	0.72	0.69	0.42	(1.81)

Balance Sheet Data
Cash, cash equivalents and marketable and restricted securities	$228,691	$229,332	$218,901	$332,754	$308,252
Working capital	321,531	302,184	275,701	369,941	340,162
Net property, plant and equipment	43,859	43,338	32,959	33,531	36,592
Total assets	465,668	437,465	403,557	537,186	502,598
Long-term debt	—	—	—	142,759	141,891
Shareholders’ equity	408,330	388,167	357,155	326,813	310,317

1.	Fiscal 2007 includes a pretax gain for an insurance recovery of $1.3 million on fire-damaged demonstration systems and a pretax gain of $1.0 million for an insurance settlement related to the shareholder and derivative lawsuits. Due to the adoption of SFAS No. 123R, fiscal 2007 included an additional $1.6 million in pretax stock compensation expense.
2.	Fiscal 2006 includes a $5.9 million reduction in accrued income taxes due to the statutory closure of various tax years.
3.

Fiscal 2005 includes pretax charges of approximately $4.1 million for the redemption of our 4  1/4% convertible subordinated notes due 2006 and $2.2 million resulting from the settlement and related legal costs for a patent infringement lawsuit. See Notes 15 and 19.

4.	Fiscal 2004 includes a pretax charge of $3.8 million for the estimated settlement of the class action and derivative lawsuits. See Note 15.
5.	Fiscal 2003 includes a pretax charge of $10.1 million related to the write-down of our Klamath Falls passive components consumable manufacturing site and related equipment and a parcel of land in Taiwan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Additionally, we produce high speed test, inspection and termination equipment used in the high volume production of multi-layer ceramic capacitors (MLCC) and other passive components, as well as original equipment manufacturer machine vision products.

Fiscal 2007 reflected strong demand for our products stimulated by industry strength and successful introduction of new products. Orders of $275.3 million in fiscal 2007 increased 29% compared to orders of $213.8 million in fiscal 2006. The increase compared to prior year was driven by growing demand in all three of our product groups.

Orders for our semiconductor group products increased by 23%, with customers continuing to ramp capacity to meet end-market demand for DRAM driven by innovations in personal computer technology, mobile communications and next-generation game consoles. Demand remains strong for our IR-based link-processing systems and the customer base for our UV-based DRAM link-processing systems is growing. During the year, we successfully introduced a dual beam IR-based repair system and an enhanced single beam IR-based repair system that uses a 100 KHz, 1.0um wavelength laser, providing increased yield and throughput.

Passive component group orders increased 45% compared to the prior fiscal year, reflecting continued strength and stability in the MLCC manufacturing market and our continued penetration into the Japanese MLCC market. This market continues to be positively impacted by demand for leading edge consumer products such as handheld devices, multi-core PC processors, flat panel displays and high definition televisions.

Electronic interconnect group orders increased 28% in fiscal 2007 compared to fiscal 2006, representing the strongest year on record for this product group. The growth in orders is the result of our continued expansion in the flex-circuit and IC packaging segments of this market and our ability to introduce new applications for our technology.

Fiscal 2007 shipments of $250.4 million increased $43.4 million or 21% compared to $207.0 million in fiscal 2006, primarily due to increased semiconductor and passive component group shipments. Backlog was $56.7 million at the close of fiscal 2007, compared to $50.0 million at the end of fiscal 2006, representing an increase of 14%.

Gross margins were 43.4% on net sales of $250.8 million in fiscal 2007 compared to 44.2% on net sales of $207.0 million in fiscal 2006. Net operating expenses increased $4.7 million from $79.8 million in fiscal 2006 to $84.5 million in fiscal 2007, which included the favorable impact of $2.3 million in insurance recoveries.

Operating income increased to $24.2 million in fiscal 2007, compared to operating income of $11.7 million in fiscal 2006, primarily due to increased gross profit. Non-operating income increased to $10.4 million from $7.6 million, primarily due to increased investment yields. Offsetting these impacts, the provision for income taxes increased by $12.6 million compared to fiscal 2006 resulting in net income of $23.5 million in fiscal 2007, compared to $20.8 million in fiscal 2006.

On July 3, 2007, the Board of Directors approved a change in reporting periods that will result in a financial year-end on the Saturday nearest March 31. Prior to this change, ESI’s fiscal year-end occurred on the Saturday nearest May 31. This change was implemented to align ESI’s reporting periods with peer companies. This change will be effective for fiscal 2008, which will represent approximately a ten month period ending on March 29, 2008. Financial releases and SEC filings for interim periods ending during fiscal 2008 will cover the periods ending September 29, 2007 and December 29, 2007.

On July 5, 2007, we announced an agreement to acquire New Wave Research, Incorporated (NWR), a developer and manufacturer of high-end laser-based systems and components based in Fremont, California. We purchased NWR for approximately $45.4 million in cash, representing a $36 million base price plus an amount approximately equal to NWR’s cash and cash equivalents at closing. This transaction closed on July 20, 2007.

Excluding the impact of the acquisition of NWR, for the upcoming four-month reporting period we expect shipments and revenue to be approximately $85 to $95 million. The gross margin percentage is expected to be approximately flat compared to the 46.4% recorded in the fourth quarter of fiscal 2007. Operating expenses are expected to range from $30 to $31 million for the four-month period. We estimate net interest and other income will be slightly less than $3 million. The effective tax rate is anticipated to be approximately 36%.

We believe the addition of NWR will contribute an additional $7 to $8 million in revenue from the closing date of July 20, 2007 through the period ending September 29, 2007. Associated gross margin for NWR is expected to be in the range of 45-50% and operating expenses are expected to be approximately 40% of revenue, excluding integration costs and purchase accounting adjustments. The impact of purchase accounting adjustments to our consolidated financial results will not be finalized until the end of the reporting period and is not currently estimable.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.6	55.8	52.1

Gross margin	43.4	44.2	47.9
Selling, service and administration	19.6	22.2	22.1
Research, development and engineering	15.0	16.3	12.0
Patent infringement settlement and related legal fees	—	—	1.0
Insurance recoveries	(0.9)	—	—

Operating income	9.7	5.7	12.8
Total other income (expense), net	4.1	3.7	(1.5)

Income before taxes	13.8	9.4	11.3
Income tax provision (benefit)	4.4	(0.7)	2.8

Net income	9.4%	10.1%	8.5%

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	2007		2006
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$145,381	58.0%	$126,682	61.2%
Passive Components (PCG)	63,093	25.2	46,305	22.4
Electronic Interconnect (EIG)	42,350	16.8	34,019	16.4

	$250,824	100.0%	$207,006	100.0%

Net sales for fiscal 2007 increased $43.8 million or 21.2% to $250.8 million compared to $207.0 million in fiscal 2006. Each product group reflected strong increases in net sales, increasing 14.8%, 36.3% and 24.5% for SG, PCG and EIG, respectively.

The $18.7 million increase in SG revenue in fiscal 2007 compared to the prior fiscal year was due primarily to an increase in sales of our dual beam IR-based tool and our new UV-based tool, partially offset by a decrease in system sales volumes of our single beam IR-based memory link processing tools.

The increase of $16.8 million in fiscal 2007 PCG sales compared to fiscal 2006 was driven by strong demand for our electrical test systems as manufacturers sought to build production capacity for multi-layer ceramic capacitor (MLCC) components. End-market demand for MLCC products has increased for wireless handsets, dual core microprocessors, flat panel displays and automotive electronics.

EIG sales levels increased by $8.3 million in fiscal 2007 compared to prior year. The increase was due to higher sales volumes of our single-head UV micro-via drilling systems for flex circuits, many of which are now included in cell phones, digital cameras and notebook PCs. Sales volume also increased for our dual-head IC packaging tool, which offers improved cost-of-ownership, yield and performance compared to our earlier models.

Gross Profit

Gross profit was $108.8 million (43.4% of net sales) in fiscal 2007 compared to $91.5 million (44.2% of net sales) in fiscal 2006. Despite volume-based manufacturing efficiencies on shipments that increased by 21% compared to the prior year, our gross margin rates were lower in fiscal 2007 compared to the prior year primarily due to changes in product sales mix, both among our product groups and among products within the product groups. The semiconductor group comprises our highest-margin products. Compared to the prior year, that group’s revenue decreased by 3% as a percentage of total net sales with the offsetting increase primarily in the PCG group products, which are lower margin products.

Operating Expenses

Selling, Service and Administration Expenses

The primary items included in selling, service and administration expenses are labor and other employee-related expenses, travel expenses, professional fees, commissions and facilities costs. Selling, service and administration expenses were $49.1 million (19.6% of net sales) in fiscal 2007, an increase of $3.1 million compared to $46.0 million (22.2% of net sales) in fiscal 2006. The net increase was primarily due to $4.7 million in increased compensation costs. A portion of employee compensation costs for those directly engaged in ERP development was capitalized during fiscal 2006. As such, those capitalized costs were excluded from operating expenses for fiscal 2006. Additionally, we incurred higher share-based compensation costs in fiscal 2007 related to the adoption of SFAS 123R and higher variable incentive compensation costs due to increased business levels. These increases were partially offset by both lower professional fees and reduced legal fees related to the All Ring patent litigation.

Research, Development and Engineering Expenses

Expenses associated with research, development and engineering totaled $37.7 million (15.0% of net sales) for fiscal 2007, representing a $3.9 million increase from expenses of $33.8 million (16.3% of net sales) for fiscal 2006. The increase in research and development is primarily attributable to an increase in compensation costs due to 12% higher average headcount in fiscal 2007 compared to fiscal 2006, higher variable incentive compensation and higher share-based compensation costs related to the adoption of SFAS 123R. Other spending increases included professional services for patent registration and maintenance fees as well as an increase in funding for development projects and new technical capabilities. We will continue to emphasize research and development investments in the coming year in order to drive product innovation, new product offerings and penetration into emerging growth markets.

Insurance Recoveries

In the first quarter of fiscal 2007, we received a $1.3 million insurance recovery for demonstration systems that were destroyed in a fire at a customer’s plant. We recorded a gain on the recovery as the book value of the assets had previously been written off.

In the second quarter of fiscal 2007, we recorded a gain of $1.0 million for an insurance settlement related to the shareholder and derivative lawsuits filed in 2003.

Other Income

Other income increased by $2.8 million to $10.4 million in fiscal 2007 compared to $7.6 million in fiscal 2006. The increase was primarily due to a rise in interest income of $2.3 million due to higher investment yields, which increased from an annualized effective year-to-date yield of 4.6% at the end of fiscal 2006 to 5.2% at the end of fiscal 2007. Weighted average invested assets in fiscal 2007 decreased to $222.9 million, compared to $225.2 million for fiscal 2006, which partially offset the increased investment yields. The increase in income due to rising market interest rates was also partially offset by a decrease in net interest income related to taxes refunds. During fiscal 2007, we received net interest income related to various income and property tax refunds and payments totaling $0.4 million, compared to $0.7 million for the prior fiscal year.

Our investment income in fiscal 2008 is expected to decrease due to the use of investment assets to purchase NWR and the remaining shares authorized under our repurchase program further described in the discussion of “Financial Condition and Liquidity” below. Future investment income levels will depend on our ability to generate and invest cash and obtain favorable returns on our investment assets.

Income Taxes

The income tax provision recorded for fiscal 2007 was $11.1 million on pre-tax income of $34.6 million, reflecting an effective rate of 32%. The fiscal 2007 income tax provision increased $12.6 million compared to the income tax benefit of $1.5 million on pre-tax income of $19.3 million in fiscal 2006, reflecting an effective tax benefit rate of 8%. The increase in the income tax provision was due both to the increase in taxable income and changes in the effective tax rate due to discrete income tax expense or benefit items recorded in fiscal 2007 and fiscal 2006. The fiscal 2007 income tax provision reflected a $1.0 million increase to income taxes payable related to a revision in Internal Revenue Service technical guidance. Comparatively, the income tax benefit for fiscal 2006 included a $5.9 million reduction in accrued income taxes due to the statutory closure of various tax years.

In October 2003 the Internal Revenue Service (IRS) began an audit of the tax years ending in 1996 through 2003. During fiscal 2005 we reached an agreement with the IRS on the tax return years under review. The examination process required a special report to be submitted by the IRS for congressional approval from the Joint Committee on Taxation. In fiscal 2006, we received notice from the IRS that the Joint Committee’s review was completed without exception. As a result, we received approximately $7.2 million in tax refunds relating to those years in fiscal 2006. Additionally, we are subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information, management believes the ultimate resolutions will not have a materially adverse effect on our financial position or results of operations.

Net Income

As a result of the factors discussed above, net income in fiscal 2007 was $23.5 million, or $0.81 per basic and $0.80 per diluted share, compared to fiscal 2006 net income of $20.8 million, or $0.72 per basic and diluted share.

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

Net sales by product group were as follows (net sales in thousands):

	2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$126,682	61.2%	$138,574	59.4%
Passive Components (PCG)	46,305	22.4	61,001	26.1
Electronic Interconnect (EIG)	34,019	16.4	33,796	14.5

	$207,006	100.0%	$233,371	100.0%

During fiscal 2006, net sales decreased in our SG and PCG product groups, while EIG remained stable compared to fiscal 2005. SG sales decreased $11.9 million or 8.6% from the prior fiscal year, as demand peaked for semiconductor products in the first half of fiscal 2005, and decreased thereafter consistent with the industry demand cycle. Net sales of SG products began to increase again in the latter half of fiscal 2006 and approached levels experienced in the first half of fiscal 2005 due primarily to increased unit sales of IR based systems as well as demand for our new UV based memory-link processing system.

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

Income Taxes

The income tax benefit for fiscal 2006 was $1.5 million on pre-tax income of $19.3 million, compared to the income tax expense in the prior fiscal year of $6.4 million on pretax income of $26.3 million. The effective tax rate for fiscal 2006 was a benefit of 8% compared to a provision of 24% in fiscal 2005. The tax benefit in fiscal 2006 resulted from a $5.9 million reduction in accrued income taxes due to the statutory closure of various tax years, partially offset by income tax expense of $3.7 million and other discrete income tax expense items totaling $0.7 million.

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

Net Income

As a result of the factors discussed above, net income was $20.8 million, or $0.72 per basic and diluted share, compared to fiscal 2005 net income of $19.8 million, or $0.70 per basic and $0.69 per diluted share.

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

Financial Condition and Liquidity

At June 2, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $228.7 million and accounts receivable of $55.7 million. At June 2, 2007, we had a current ratio of 6.6 and no long-term debt. Working capital increased by $19.3 million to $321.5 million at June 2, 2007 from $302.2 million at June 3, 2006.

On July 5, 2007, we announced an agreement to acquire NWR which was completed on July 20, 2007. We purchased NWR for approximately $45.4 million in cash, representing a $36 million base price plus an amount approximately equal to NWR’s cash and cash equivalents at closing.

On March 9, 2007, the Board of Directors authorized the repurchase of up to $50 million in shares of our outstanding common stock during the nine-month period beginning April 17, 2007. The authority will be exercised from time to time as market conditions warrant through transactions in the open market or in negotiated transactions with brokers or shareholders. At the end of fiscal 2007, we had funded approximately $9.8 million of the share repurchases. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations, the acquisition of NWR and share repurchase transactions for at least the next twelve months.

Cash flows from operating activities totaled $23.7 million in fiscal 2007. Cash totaling $38.1 million was provided by net income adjusted for non-cash items. Other significant items generating or consuming cash flows from operations in fiscal 2007 included increases in receivables, inventories and payables and accrued liabilities.

Net trade receivables were $55.7 million at June 2, 2007 compared to $48.0 million at June 3, 2006, an increase of $7.7 million. The increase is primarily due to higher shipments late in the fourth quarter of fiscal 2007 resulting from increased sales volume. Days sales outstanding decreased to 71 days at the end of fiscal 2007, compared to 76 days at the end of fiscal 2006 as a higher percentage of shipments in the fourth quarter of fiscal 2007 had standard payment terms that resulted in improved collection periods.

Inventories increased $17.1 million to $81.0 million at June 2, 2007 compared to $63.8 million at June 3, 2006. The increase is comprised primarily of $8.2 million in additions to raw materials and purchased parts and an increase of $9.7 in work-in-process (WIP) inventories. These increases were driven by inventory build at the end of fiscal 2007 to support the ramp in anticipated shipments for the subsequent quarter due to increased orders and due to quantity purchases for certain high volume systems. WIP inventories at June 2, 2007 also included $2.9 million of engineering inventory for new product development.

Payables and accrued liabilities were $45.0 million at June 2, 2007 compared to $36.0 million at June 3, 2006, an increase of $9.0 million. The increase is primarily due to a rise of $2.5 million in trade accounts payable driven by raw materials purchases, an increase of $2.9 million in payroll liabilities and an increase of $3.9 million in income taxes payable. These increases to payables and current liabilities were offset by a $0.3 million decrease in other operating accruals.

Cash provided by investing activities totaled $2.8 million for the fiscal 2007. We generated a net $21.5 million in cash and cash equivalents through the maturity and sale of investments in our portfolio of marketable securities offset by certain reinvestments. Capital expenditures totaled $8.4 million during this period and were principally comprised of costs related to a major refurbishment of research and development clean rooms and laboratories, and computer hardware, software and ERP-related costs. During fiscal 2007, we invested $6.0 million in a Series D Preferred Stock financing of OmniGuide, Inc. and $5.0 million in a Series D Preferred Stock financing of Axsun Technologies, Inc., which are classified as other assets on the consolidated balance sheet as of June 2, 2007. Included in cash flow from investing activities was a $1.3 million insurance recovery received in fiscal 2007 for damaged demonstration systems. The acquisition of NWR which was agreed to on July 4, 2007 and completed on July 20, 2007 was financed with cash on hand. As of June 2, 2007, we had no material contractual commitments for future capital expenditures.

Cash flows used in financing activities totaled $6.0 million. Cash flows provided by financing activities were comprised of $3.3 million in proceeds from the exercise of stock options and other employee stock plan purchases and $0.5 million related to associated income tax benefits realized in fiscal 2007. These cash inflows were offset by $9.8 million in cash used to settle repurchase transactions for 504,000 shares of ESI common stock pursuant to the share repurchase program discussed above.

A summary of our contractual commitments and obligations as of June 2, 2007 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments	$46,126	$46,126	$—	$—	$—
Derivative financial instruments, net	5,550	5,550	—	—	—
Operating leases	1,291	739	546	6	—

	$52,967	$52,967	$546	$6	$—

Derivative financial instruments represent various forward exchange contracts to hedge foreign currency transactions. Amounts are presented above in U.S. dollars, translated at the exchange rate on June 2, 2007 and are a net presentation of amounts expected to be received and paid upon settlement of these contracts.

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

Our critical accounting policies and estimates include the following:

•	Revenue recognition;

•	Inventory write-downs;

•	Product warranty reserves;

•	Allowance for doubtful accounts;

•	Stock-based compensation;

•	Deferred taxes and tax reserves;

•	Loss contingencies;

•	Valuation of cost method investments; and

•	Long-lived asset valuations.

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

Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance. On sales to our distributor in Japan, where title transfers to the distributor generally upon shipment, revenue recognition is subject to our standard revenue recognition policy. We have no distributor relationships outside of Japan.

Revenues related to spare parts and consumable sales are generally recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Revenues are difficult to predict, due in part to our reliance on customer acceptance for a portion of our revenues. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Inventory Write-downs

We regularly evaluate the value of our inventory based on a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Purchasing requirements and alternative uses for the inventory are explored within these processes to mitigate inventory exposure. Raw materials with quantities in excess of forecasted usage are reviewed quarterly for obsolescence by our engineering and operating personnel. Raw material obsolescence write-downs are typically caused by engineering change orders or product end-of-life adjustments in the market. Finished goods are reviewed quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. When necessary, we record inventory write-downs as an increase to cost of sales based on the above factors and take into account worldwide quantities and demand into our analysis. If circumstances related to our inventories change, our estimates of the value of inventory could materially change.

Product Warranty Reserves

We evaluate obligations related to product warranties quarterly. A standard one-year warranty is provided on most products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Warranty charges are recorded net of any cost recoveries resulting from either successful repair of damaged parts or from warranties offered by our suppliers for defective components. Using historical data, we estimate average warranty cost per system or part type and record the provision for such charges as an element of cost of goods sold upon recognition of the related revenue. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales upon shipment. If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly. Accrued product warranty is included on the consolidated balance sheets as a component of accrued liabilities. Our warranty expense in fiscal 2007 totaled $6.5 million.

Allowance for Doubtful Accounts

Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to establish and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we talk with the customer to determine the cause. If we determine that the customer will be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information then available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We record estimated bad debt expense as an increase to selling, service and administration expenses. At June 2, 2007, our allowance for doubtful accounts totaled $0.6 million and our bad debt expense in fiscal 2007 was $0.1 million.

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

Deferred Taxes and Tax Reserves

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. Under SFAS No. 109 “Accounting for Income Taxes,” the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Should management’s assumptions and expectations be inaccurate, our results of operations and financial condition could be adversely affected in future periods. At June 2, 2007, our net deferred tax assets totaled $20.8 million, which included a valuation allowance of $6.6 million.

We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. We have reserves for taxes to address potential exposures related to tax positions that could be challenged by taxing authorities, even though the Company believes that the positions taken on previously filed tax returns are appropriate. Tax reserves are reviewed as warranted and adjusted as events occur that affect the Company’s potential liability for additional taxes.

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

Valuation of Cost Method Investments

Minority equity investments include $6.0 million invested in a Series D Preferred Stock financing for OmniGuide, Inc., representing an 11% interest, and $5.0 million invested in a Series D Preferred Stock financing for Axsun Technologies, Inc., representing a 14.5% interest. These investments are accounted for as cost method investments as specified by Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with EITF 03-1, “The Meaning of Other-Than-

Temporary Impairment and Its Application to Certain Investments,” at each reporting period end, we determine whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” As of June 2, 2007, management was not aware of any events or circumstances that indicated the investments were impaired, therefore the full carrying value of $11,000,000 was included in other assets in the consolidated balance sheet.

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

Interest Rate Risk

As of June 2, 2007, our investment portfolio includes marketable debt securities of $127.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. These securities are classified as Securities Available for Sale; therefore, the impact of interest rate changes is reflected as a separate component of shareholders’ equity. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our invested assets; however, our interest income on invested assets over a 12-month period would change by approximately $1 million.

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

The table below summarizes, by major currency, the notional amounts of our forward exchange contracts in U.S. dollars as of June 2, 2007 and June 3, 2006. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

	Bought (Sold) (in thousands)
Foreign Currency	2007	2006
Japanese Yen	$(4,514)	$(7,467)
Taiwan Dollar	(2,685)	(3,369)
Euro	2,776	3,565
British Pound	2,191	855
Korean Won	7,782	6,097

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. (an Oregon corporation) and subsidiaries as of June 2, 2007 and June 3, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 2, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of June 2, 2007 and June 3, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 2, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective June 4, 2006, Electro Scientific Industries, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electro Scientific Industries, Inc.’s internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 13, 2007 expressed an unqualified opinion on management’s assessment of, and effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

August 13, 2007

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 2, 2007 and June 3, 2006

(in thousands)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$100,462	$79,961
Marketable securities	124,607	140,106

Total cash and securities	225,069	220,067
Trade receivables, net of allowances of $626 and $689	55,722	47,978
Inventories	80,981	63,834
Shipped systems pending acceptance	1,817	3,941
Deferred income taxes, net	9,504	9,682
Prepaid and other current assets	5,776	5,980

Total current assets	378,869	351,482
Long-term marketable securities	3,622	9,265
Property, plant and equipment, net	43,859	43,338
Deferred income taxes, net	11,246	15,618
Other assets	28,072	17,762

Total assets	$465,668	$437,465

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,826	$11,272
Accrued liabilities	31,222	24,705
Deferred revenue	12,290	13,321

Total current liabilities	57,338	49,298

Commitments and Contingencies (Notes 12 and 15)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 28,766 and 29,051 issued and outstanding	162,719	166,459
Retained earnings	245,546	222,022
Accumulated other comprehensive income (loss)	65	(314)

Total shareholders’ equity	408,330	388,167

Total liabilities and shareholders’ equity	$465,668	$437,465

See accompanying Notes to Consolidated Financial Statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 2, 2007, June 3, 2006 and May 28, 2005

(in thousands, except per share data)

	2007	2006	2005
Net sales	$250,824	$207,006	$233,371
Cost of sales	142,054	115,518	121,541

Gross profit	108,770	91,488	111,830
Operating expenses:
Selling, service and administration	49,119	45,955	51,618
Research, development and engineering	37,703	33,837	28,027
Patent infringement settlement and related legal fees	—	—	2,240
Insurance recoveries	(2,287)	—	—

	84,535	79,792	81,885

Operating income	24,235	11,696	29,945

Interest income	10,769	8,494	6,535
Interest expense	(58)	(208)	(5,471)
Redemption charges—convertible subordinated notes	—	—	(4,149)
Other expense, net	(319)	(695)	(586)

	10,392	7,591	(3,671)

Income before income taxes	34,627	19,287	26,274
Provision for (benefit from) income taxes	11,103	(1,536)	6,437

Net income	$23,524	$20,823	$19,837

Net income per share—basic	$0.81	$0.72	$0.70

Net income per share—diluted	$0.80	$0.72	$0.69

Weighted average number of shares—basic	29,125	28,823	28,434

Weighted average number of shares—diluted	29,379	29,078	28,572

See accompanying Notes to Consolidated Financial Statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the years ended June 2, 2007, June 3, 2006 and May 28, 2005

(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at May 29, 2004	28,175	$147,054	$181,362	$(1,603)	326,813
Stock Plans:
Employee stock plans	440	9,141	—	—	9,141
Tax benefit of stock options exercised	—	172	—	—	172
Comprehensive income:
Net income	—	—	19,837	—	19,837
Net unrealized gain on securities, net of tax	—	—	—	615	615
Net unrealized gain on derivative instruments, net of tax	—	—	—	23	23
Cumulative translation adjustment, net of tax	—	—	—	554	554

Annual comprehensive income					21,029

Balance at May 28, 2005	28,615	156,367	201,199	(411)	357,155
Stock Plans:
Employee stock plans	436	8,462	—	—	8,462
Tax benefit of stock options exercised	—	1,630	—	—	1,630
Comprehensive income:
Net income	—	—	20,823	—	20,823
Net unrealized loss on securities, net of tax	—	—	—	(141)	(141)
Net unrealized gain on derivative instruments, net of tax	—	—	—	31	31
Cumulative translation adjustment, net of tax	—	—	—	207	207

Annual comprehensive income					20,920

Balance at June 3, 2006	29,051	$166,459	$222,022	$(314)	$388,167
Share repurchases	(504)	(10,430)			(10,430)
Stock Plans:
Employee stock plans	219	6,202	—	—	6,202
Tax benefit of stock options exercised	—	488	—	—	488
Comprehensive income:
Net income	—	—	23,524	—	23,524
Net unrealized gain on securities, net of tax	—	—	—	380	380
Net unrealized loss on derivative instruments, net of tax	—	—	—	(21)	(21)
Cumulative translation adjustment, net of tax	—	—	—	208	208

Annual comprehensive income					24,091

Adjustment for adoption of SFAS No. 158, net of tax	—	—	—	(188)	(188)

Balance at June 2, 2007	28,766	$162,719	$245,546	$65	$408,330

See accompanying Notes to Consolidated Financial Statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 2, 2007, June 3, 2006 and May 28, 2005

(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,524	$20,823	$19,837
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,370	7,914	8,286
Stock based compensation	2,884	1,353	1,691
Write-off of unamortized debt issuance costs	—	—	1,590
Loss on disposal of property and equipment	2	79	430
Provision for (recovery of) doubtful accounts	103	(153)	211
Tax benefit of stock options exercised	—	1,630	172
Insurance recovery on fire-damaged equipment	(1,287)	—	—
Deferred income taxes	4,516	2,451	5,841
Changes in operating accounts:
(Increase) decrease in trade receivables	(8,085)	(11,329)	16,895
Increase in inventories	(16,343)	(3,709)	(5,279)
Decrease in shipped systems pending acceptance	2,124	73	377
(Increase) decrease in prepaid and other current assets	82	6,532	(1,477)
Increase (decrease) in accounts payable and accrued liabilities	8,884	2,506	(23,025)
Increase (decrease) in deferred revenue	(1,031)	335	1,001

Net cash provided by operating activities	23,743	28,505	26,550
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,407)	(18,293)	(4,710)
Proceeds from sales of property, plant and equipment	6	—	95
Insurance recovery on fire-damaged equipment	1,287	—	—
Proceeds from the sale of assets held for sale	—	—	2,361
Maturity of restricted investments	—	—	6,251
Purchase of securities	(619,884)	(688,226)	(428,265)
Proceeds from sales of securities and maturing securities	641,406	696,302	517,438
Omniguide and Axsun equity investments	(11,000)	—	—
Increase in other assets	(652)	(6,750)	(848)

Net cash provided by (used in) investing activities	2,756	(16,967)	92,322
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible subordinated notes	—	—	(145,000)
Share repurchases	(9,804)	—	—
Tax benefits realized from stock options exercised	488	—	—
Proceeds from exercise of stock options and stock plans	3,318	7,109	7,084

Net cash provided by (used in) financing activities	(5,998)	7,109	(137,916)

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,501	18,647	(19,044)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,961	61,314	80,358

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,462	$79,961	$61,314

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$(104)	$(7,516)
Cash (paid for) received from income taxes, net	(1,999)	6,708	(3,296)

See accompanying Notes to Consolidated Financial Statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries, all of which are wholly owned (collectively, the Company). All material intercompany accounts and transactions have been eliminated. The Company designs and manufactures high-technology manufacturing equipment for the global electronics market, including advanced laser systems that are used to microengineer electronic device features in high-volume production environments. The Company’s customers are primarily manufacturers of semiconductors, passive electronic components and electronic interconnect devices. Principal products include:

•	laser manufacturing systems for semiconductor yield improvement;

•	production, test and inspection equipment for the manufacture of passive components;

•	laser micro-via drilling systems used to process high-density interconnect (HDI) circuit boards, flexible circuits, and electronic packages; and

•	machine vision systems.

The Company serves the global electronics market from its headquarters in Portland, Oregon and through subsidiaries located in the United States, Europe and Asia.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, fiscal 2007 ended on June 2, 2007, fiscal 2006 ended on June 3, 2006 and fiscal 2005 ended on May 28, 2005 and those fiscal years contained 52 weeks, 53 weeks and 52 weeks, respectively. All references to years relate to fiscal years unless otherwise noted.

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, the Company’s fiscal year 2008 will consist of approximately a ten month period containing 43 weeks ending on March 29, 2008.

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2006 to conform to the 2007 presentation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: inventory write-downs; allowances for uncollectible trade accounts receivables; valuation of minority equity investments; long-lived asset valuations; product warranty reserves; loss contingency reserves; revenue recognition; stock compensation valuation, and income tax benefits, expenses and deferred taxes.

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

The Company sells a significant portion of its products to a small number of large electronics manufacturers. In fiscal 2007, ten customers accounted for approximately 62% of total net sales. Two customers accounted for a cumulative 34%, 25% and 21% of total net sales in fiscal 2007, 2006 and 2005, respectively. One other customer accounted for an additional 10% of total net sales in 2006. No other customer accounted for more than 10% of total net sales in 2007 and 2005. The Company’s operating results could be adversely affected if the financial condition and operations of these key customers decline.

The Company’s net investment exposure in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates at June 2, 2007, was approximately $35 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $3.5 million at June 2, 2007. The Company has no plans of liquidating any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on foreign investments are reflected as a cumulative translation adjustment and do not affect our results of operations.

The Company’s operations involve a number of other risks and uncertainties including but not limited to those relating to the cyclicality of the electronics market, the availability of materials provided by suppliers, the effect of general economic conditions, rapid changes in technology and international operations.

Cash Equivalents and Marketable Securities

All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. Short-term marketable securities have maturities of less than one year or are subject to immediate pre-payment or call provisions. Marketable securities consist primarily of marketable debt securities and are classified as “available for sale” and recorded at fair market value. Unrealized gains and losses on marketable securities are recorded as a component of accumulated other comprehensive income within shareholders’ equity. To determine whether any existing impairment is considered other-than-temporary and an impairment loss is required to be recognized in the consolidated statement of operations, the Company evaluates its marketable securities based on the nature of the investments and the Company’s ability to hold the securities until the securities are no longer carrying an unrealized loss. The Company determined that there was no other-than-temporary impairment as of June 2, 2007. See Note 3.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to establish or modify their credit limits. On certain foreign sales, letters of credit are required. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included as a component of operating expenses. See Note 5.

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

Long-Lived Asset Impairment

Long-lived assets, principally property, equipment and identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment as of June 2, 2007. See Notes 5 and 6.

Other Assets

Other assets include goodwill, patents, consignment and demonstration (demo) equipment, minority equity investments and long-term deposits.

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill was tested for impairment in the fourth quarter of fiscal 2007 utilizing a fair value comparison method that considered the Company’s market capitalization and it was determined that there was no impairment as of June 2, 2007.

The Company’s intangible assets with estimable useful lives, which consist primarily of patents, are accounted for in accordance with SFAS No. 142 and are amortized over their estimated useful lives of 17 years.

Consigned, demo and training equipment are recorded at the lower of standard costs or estimated market values, until the assets are sold. These assets are also reviewed quarterly for impairment.

Minority equity investments include $6.0 million invested in a Series D Preferred Stock financing for OmniGuide, Inc., representing an 11% interest, and $5.0 million invested in a Series D Preferred Stock financing for Axsun Technologies, Inc., representing a 14.5% interest. These investments are accounted for as cost method investments as specified by Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” at each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” As of June 2, 2007, management was not aware of any events or circumstances that indicated the investments were impaired, therefore the full carrying value of $11,000,000 was included in other assets in the consolidated balance sheet. See Note 6.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. Marketable securities are recorded at fair market value based on quoted market prices for those investments at each period end.

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. See Note 11 for further detail on cash flow and remeasurement hedge contracts as of June 2, 2007 and June 3, 2006.

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

Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance. On sales to the Company’s distributor in Japan, where title transfers to the distributor generally upon shipment, revenue recognition is subject to our standard revenue recognition policy. The Company has no distributor relationships outside of Japan.

Revenues related to spare parts and consumable sales are generally recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Product Warranty

The Company evaluates obligations related to product warranties quarterly. A standard one-year warranty from the date of acceptance is provided on most products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Warranty charges are recorded net of any cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. Using historical data, the Company estimates average warranty cost per system or part type and records the provision for such charges as an element of cost of goods sold upon recognition of the related revenue. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales. If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly. Accrued product warranty is included on the consolidated balance sheets as a component of accrued liabilities. See Note 10.

Research and Development

Research and development costs, which include labor and related employee expenses, patent maintenance fees, project materials, project subcontractors, depreciation of engineering equipment, building costs and other administration expenses, are expensed as incurred as research, development and engineering expense in the consolidated statements of operations.

Taxes on Unremitted Foreign Income

Under APB No. 23, “Accounting for Income Taxes—Special Areas,” the Company is required to provide for deferred taxes on the undistributed earnings of a subsidiary which is included in consolidated income of the parent, except to the extent that the income is intended to be indefinitely reinvested or remitted in a tax-free liquidation.

The Company provides for income taxes on its foreign subsidiaries’ results based on their effective income tax rates in each respective jurisdiction. Additional U.S. income tax expense is recorded on the unremitted foreign earnings, including any estimated withholding taxes, as if those earnings were repatriated to the U.S. parent company.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income includes net income and “other comprehensive income,” which includes charges or credits to equity that are not the result of transactions with shareholders. Comprehensive income within these consolidated financial statements includes cumulative foreign currency translation adjustments, unrealized gains and losses on securities available for sale and certain gains or losses on foreign currency forward contracts.

Net Income per Share

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Basic EPS is computed utilizing the weighted average number of shares outstanding during the period. Diluted EPS also considers common stock equivalents, such as stock options and stock awards, to the extent that they are not antidilutive. See Note 13.

Stock-Based Compensation Plans

Prior to June 4, 2006, the Company used the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options and unvested stock awards issued to its employees under its stock option plans, which are described more fully in Note 17. On June 4, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS 123R), requiring the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Additionally, stock-based compensation expense under SFAS 123R includes expense for unvested stock-based payment awards granted prior to June 3, 2006 based on the grant date fair value determined in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The Company uses the Black-Scholes model to estimate the fair value of all stock-based compensation awards on the date of grant, except for unvested stock awards which are valued at the fair market value on the date of award. The Company recognizes the compensation expense for options and unvested stock awards on a straight-line basis over the requisite service period of each award.

Prior to the adoption of SFAS 123R, disclosures were provided of net income and net income per share as if the fair value of stock-based awards to employees had been applied. This pro forma information for the fiscal 2006 and fiscal 2005 is as follows (in thousands, except per share data):

	2006	2005
Net income, as reported	$20,823	$19,837
Add—Stock-based employee compensation expense included in reported net income, net of related tax effects	866	1,082
Deduct—Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(11,993)	(20,859)

Net income, pro forma	$9,696	$60

Net income per share—basic, as reported	$0.72	$0.70

Net income per share—diluted, as reported	$0.72	$0.69

Net income per share—basic, pro forma	$0.34	$0.00

Net income per share—diluted, pro forma	$0.33	$0.00

As further described in Note 17, the Compensation Committee of the Board of Directors accelerated the vesting of certain stock options during fiscal 2005 and fiscal 2006. The total pro forma stock-based employee compensation expense for fiscal 2006 of $12.0 million includes $10.5 million for options that were granted in fiscal 2006 and fully vested during the fiscal year. The total pro forma stock-based employee compensation expense of $20.9 million for fiscal 2005 includes $4.0 million resulting from the January 25, 2005 acceleration and $10.1 million resulting from the June 28, 2004 acceleration.

The following table presents the impact of the adoption of SFAS 123R on selected items from the Company’s consolidated financial statements for fiscal year 2007 (in thousands, except per share data):

	As reported under SFAS 123(R)	If reported under APB 25
Consolidated Statements of Operations:
Operating income	$24,235	$25,879
Income before income taxes Net income	34,627 23,524	36,271 24,853
Basic earnings per share	$0.81	$0.85
Diluted earnings per share	$0.80	$0.85
Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$23,743	$24,231
Net cash used by financing activities	$(5,998)	$(6,486)

Stock-based compensation was included in our consolidated statements of operations as follows (in thousands):

	2007	2006	2005
Cost of sales	$509	$112	$—
Selling, service, and administration	1,665	1,057	1,640
Research, development, and engineering	710	184	51

Stock-based compensation expense before income taxes	2,884	1,353	1,691
Income tax benefit	(1,040)	(487)	(609)

Total stock-based compensation expense after income taxes	$1,844	$866	$1,082

The total amount of cash received from the exercise of stock options in the year ended June 2, 2007 was $0.8 million. The total amount of cash received from the ESPP purchases in fiscal 2007 was $2.5 million. For the year ended June 2, 2007, there was $0.5 million in tax benefit realized from the exercise of stock options and ESPP purchases. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

The Company has elected to adopt the alternative transition method provided in FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3) for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

As of June 2, 2007, no stock-based compensation costs were capitalized and the Company had $5.3 million of total unamortized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.1 years.

The Black-Scholes option pricing model is utilized to determine the fair value of options granted. The following weighted average assumptions were used in calculating the fair value during the periods presented:

	2007	2006	2005
Risk-free interest rate	4.55%	4.33%	3.83%
Expected dividend yield	0%	0%	0%
Expected lives	4.6 years	4.9 years	5.7 years
Expected volatility	49%	56%	65%

Options were granted to members of the Scientific Advisory Board during fiscal 2007. Since these are non-employee options, the valuation will not be final until the vesting date, February 16, 2009. As such, these options are revalued at the end of each reporting period. The expense for these non-employee options was estimated for fiscal 2007 based on the following assumptions:

2007
Risk-free interest rate	4.50%
Expected dividend yield	0%
Expected lives	10 years
Expected volatility	58.7%

The following weighted average assumptions were made in calculating the fair value of all shares issued under the ESPP during the periods presented:

	2007	2006	2005
Risk-free interest rate	4.93%	4.44%	2.33%
Expected dividend yield	0%	0%	0%
Expected lives	1.1 years	1.1 years	1.2 years
Expected volatility	33%	38%	54%

The risk-free rates used are based on the U.S. Treasury yields over the expected terms. The expected term and forfeiture estimates for stock options are based on an analysis of actual exercise behavior. The expected term for options granted to members of the Scientific Advisory Board is based on the contractual life of the option as required by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The expected term for the ESPP is the weighted average length of the purchase periods. The Company uses its historical volatility over the estimated expected term as the expected volatility.

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

Employee Benefit Plans

The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company were $1.1 million, $0.9 million and $0.9 million for fiscal 2007, 2006 and 2005, respectively.

The Company has defined benefit retirement plans at certain of its foreign subsidiaries. During fiscal 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” and has recorded the effects of adopting SFAS No. 158 with an adjustment to accumulated other comprehensive income. The adoption of SFAS No. 158 did not materially impact the Company’s consolidated financial position and results of operations.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for our fiscal year beginning June 3, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159),” which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the elective adoption of SFAS 159 may have on our results of operations or financial position.

NOTE 3. MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Except as described below, marketable securities are classified as available for sale and, accordingly, they are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income within shareholders’ equity. All investments in marketable debt securities are high credit quality securities.

In fiscal 2007, the Company established a trust account to fund its liability under a non-qualified deferred compensation (NQDC) plan. Investments held in the trust are comprised primarily of mutual funds and a cash equivalent option. The Company holds invested assets in the trust in accordance with NQDC plan participant elections. Participants may change their investment elections at any time and the Company classifies mutual fund trust assets as trading securities included in current assets, with changes in the market value of the securities recorded as a component of non-operating income. There were no material unrealized gains or losses on the NQDC trust asset investments in fiscal 2007. Trust assets included in marketable securities at June 2, 2007 totaled $0.5 million.

Proceeds from the sales and maturities of available for sale securities were $641.4 million, $696.3 million and $517.4 million during fiscal 2007, 2006 and 2005, respectively. There were no sales of available for sale securities in fiscal 2007. Net losses on sales during fiscal 2006 and 2005 were $0.1 million and $0.2 million, respectively. For purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Net unrealized holding gains (losses) on available for sale securities in the tax-effected amounts of $0.4 million, ($0.1 million) and $0.6 million for fiscal 2007, 2006 and 2005, respectively, have been included in accumulated other comprehensive income.

During fiscal 2005, the Company generated cash from sales of available for sale securities totaling $188.2 million. These sales transactions were entered into primarily to fund the redemption of the convertible subordinated notes.

Certain information regarding marketable securities at June 2, 2007 and June 3, 2006 is as follows (in thousands):

	2007	2006
Fair market value of debt securities:
Federal government and government agency	$100,199	$121,616
Corporate	27,514	27,755

Total	$127,713	$149,371

Fair market value of NQDC trust securities	$516	$—

Net unrealized gain (loss) on available for sale securities	$187	$(412)

Maturity information:
Less than one year	$124,607	$140,106
One to three years	3,622	9,265

Total	$128,229	$149,371

NOTE 4. INVENTORIES

The components of inventories at June 2, 2007 and June 3, 2006 are as follows (in thousands):

	2007	2006
Raw materials and purchased parts	$50,021	$41,830
Work-in-process	19,170	9,498
Finished goods	11,790	12,506

	$80,981	$63,834

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 2, 2007 and June 3, 2006 (in thousands):

	Estimated Useful Lives	2007	2006
Land	n/a	$3,047	$3,047
Buildings and improvements	3 to 40 years	37,884	33,228
Machinery and equipment	3 to 10 years	35,903	33,453
Computer equipment and software	1 to 7 years	25,726	24,772

		102,560	94,500
Less accumulated depreciation and amortization		(58,701)	(51,162)

		$43,859	$43,338

Depreciation and amortization expense totaled $8.2 million, $7.6 million and $7.2 million in fiscal 2007, 2006 and 2005, respectively.

Costs related to the implementation of an ERP system that met the criteria for capitalization under SOP 98-1 totaled $0.8 million in fiscal 2007 and $10.9 million in fiscal 2006.

NOTE 6. OTHER ASSETS

Other assets consisted of the following as of June 2, 2007 and June 3, 2006 (in thousands):

	2007	2006
Goodwill	$1,442	$1,442
Patents, net	188	249
Consignment and demo equipment	7,516	8,335
Minority equity investments	11,000	—
Other	7,926	7,736

	$28,072	$17,762

See Note 1 for discussion of minority equity investments.

Other assets include a Taiwan dollar security bond posted with the Kaohsiung Court in Taiwan related to the Company’s filing of a patent infringement suit against All Ring Tech Co., Ltd. in that jurisdiction. This deposit is valued at $6.9 million and $7.2 million at June 2, 2007 and June 3, 2006, respectively, and will be held by the court pending final resolution of the matter. See Note 15.

Amortization expense totaled $0.2 million, $0.3 million and $0.4 million in fiscal 2007, 2006 and 2005, respectively.

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

Net deferred tax assets at June 2, 2007 and June 3, 2006 consisted of the following (in thousands):

	2007	2006
Deferred tax assets:
Receivable and inventory valuation	$3,950	$5,371
Payroll-related accruals	383	336
Product warranty costs	1,401	1,278
Deferred revenue	3,356	3,212
Property, plant and equipment	638	—
Other comprehensive (gains) losses	(49)	179
Other accrued liabilities	3,710	2,099
Tax loss and credit carryforwards	14,876	19,309

Total deferred tax assets	28,265	31,784
Deferred tax liabilities	(880)	(352)
Valuation allowance	(6,635)	(6,132)

Net deferred tax asset	$20,750	$25,300

The net increase in the valuation allowance was $0.5 million, $2.6 million and $1.0 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The Company believes it is more likely than not that the net deferred tax assets of $20.8 million reflected on the June 2, 2007 consolidated balance sheet will be realized based on future forecasts of taxable income over a relatively short time horizon. The Company believes that its valuation allowance of $6.6 million on deferred tax assets is adequate, although a change to the valuation allowance against the deferred tax assets in future periods may be recorded if its future forecasts of taxable income are not achieved.

As of June 2, 2007 the Company had approximately $14.9 million in tax assets resulting from federal, state and foreign net operating losses and tax credits. A detailed breakdown of the net operating loss carryforwards (tax-effected) and tax credits at June 2, 2007 and June 3, 2006 are as follows (in thousands):

	2007	2006
Federal net operating losses	$2,316	$5,064
State net operating losses	3,052	3,509
Foreign net operating losses and credits	1,455	2,013
Federal and state research credits	6,724	7,555
Federal minimum tax credit	1,243	1,168
Federal capital losses	86	—

	$14,876	$19,309

The federal operating losses of $2.3 million were acquired as part of prior acquisitions and expire on various dates through 2012. If any of the valuation allowance related to the acquired federal operating losses is subsequently recognized, the benefit will be recorded as a reduction to goodwill in accordance with SFAS No. 109. The state operating losses of $3.1 million expire on various dates through 2024. The foreign tax credits expire on various dates through 2016. The federal and most of the state research credits expire on various dates through 2027. Certain state research credits and the minimum tax credits are available indefinitely.

These tax losses and credits are subject to certain limitations caused by the change in ownership. Accordingly, their utilization in future periods may be restricted. As such some of these losses may not be realizable and valuation allowances of $6.6 million and $6.1 million have been recorded as of June 2, 2007 and June 3, 2006, respectively.

The components of income before income taxes and the provision for (benefit from) income taxes are as follows, all from continuing operations (in thousands):

	2007	2006	2005
Income before income taxes:
Domestic	$30,213	$16,274	$22,141
Foreign	4,414	3,013	4,133

Total income before income taxes	$34,627	$19,287	$26,274

Provision for (benefit from) income taxes:
Current:
U.S. federal and state	$5,565	$(5,163)	$(941)
Foreign	1,216	1,054	1,985

	6,781	(4,109)	1,044
Deferred	4,322	2,573	5,393

Total provision for (benefit from) income taxes	$11,103	$(1,536)	$6,437

The tax benefit related to stock option exercises has been recorded as an increase to common stock rather than a reduction to the provision for income taxes in accordance with SFAS No. 109.

A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate is as follows:

	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	5.0	1.4
Tax credits	(5.5)	(5.8)	(6.7)
Export tax incentives	(3.6)	(12.3)	(13.4)
Non-U.S. income taxed at different rates	2.3	(0.8)	4.4
Changes in accrued taxes Other, net	4.0 (1.0)	(30.9 1.8)	— 3.8

	32.1%	(8.0)%	24.5%

In October 2003 the Internal Revenue Service (IRS) began an audit of the Company’s tax years ending in 1996 through 2003. During fiscal 2005 the Company and the IRS reached agreement on the tax return years under review. The examination process requires a special report to be submitted by the IRS for congressional approval from the Joint Committee on Taxation. In fiscal 2006, the Company received notice from the IRS that the Joint Committee’s review was completed without exception. As a result, in fiscal 2006 the Company received approximately $7.2 million in tax refunds and recorded a $5.9 million reversal of previously accrued income taxes relating to those years. Additionally, the Company is subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information management believes the ultimate resolutions will not have a materially adverse effect on the Company’s financial position or results of operations.

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions. In the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. The Company has reserves for taxes to address potential exposures related to tax positions that could be challenged by taxing authorities, even though the Company believes that the positions taken on previously filed tax returns are appropriate. Tax reserves are reviewed as warranted and adjusted as events occur that affect the Company’s potential liability for additional taxes.

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 2, 2007 and June 3, 2006 (in thousands):

	2007	2006
Payroll-related	$11,391	$8,445
Product warranty	3,893	3,716
Income taxes payable	8,718	4,846
Other	7,220	7,698

	$31,222	$24,705

See Note 10 for discussion of the accrual for product warranty.

NOTE 9. DEFERRED REVENUE

The following is a reconciliation of the changes in deferred revenue for fiscal years 2007 and 2006 (in thousands):

	2007	2006
Beginning of fiscal year	$13,321	$12,986
Revenue deferred	26,521	23,425
Revenue recognized	(27,552)	(23,090)

End of fiscal year	$12,290	$13,321

NOTE 10. PRODUCT WARRANTY

The following is a reconciliation of the changes in the aggregate product warranty accrual for fiscal years 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Beginning of fiscal year	$3,716	$3,625	$4,720
Warranty charges incurred, net	(6,080)	(5,617)	(6,198)
Provision for warranty charges	6,257	5,708	5,103

End of fiscal year	$3,893	$3,716	$3,625

Warranty charges incurred include labor charges and replacement parts for system repairs under warranty and are recorded net of any cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the revised estimate of future anticipated net warranty costs to be incurred for all products under warranty at fiscal year end and is recorded as an adjustment to cost of sales.

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

In accordance with SFAS No. 133, hedges of anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, on a monthly basis. As a result, the forward contracts designated by the Company to hedge forecasted Japanese sales denominated in yen are cash flow hedges. The critical terms of the forward contract, such as amount and timing, are matched to the forecasted sale. The effectiveness of the cash flow hedge is determined by comparing the change in value of the anticipated transaction to the change in value of the related forward contracts, excluding time value. The effective portion of the hedge is accumulated in other comprehensive income and any ineffectiveness along with the time value change in the instrument is recognized immediately in other income and expense. Other comprehensive income associated with the hedges of forecasted sales is reclassified to revenue upon revenue recognition. As of June 2, 2007, the Company had no outstanding forward exchange contracts that were designated as cash flow hedges in accordance with SFAS No. 133.

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

At June 2, 2007 and June 3, 2006 the Company had net forward exchange contracts to purchase (sell) foreign currencies totaling $5.6 million and ($0.3 million), respectively. In general, these contracts mature in less than one year and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal. The use of derivatives has not had, and is not expected to have, a significant effect on financial position or the results of operations.

The table below summarizes, by major currency, the notional amounts of forward exchange contracts in U.S. dollars as of June 2, 2007 and June 3, 2006. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate as of June 2, 2007 and June 3, 2006.

	Bought (Sold) (in thousands)
Foreign Currency	2007	2006
Japanese Yen	$(4,514)	$(7,467)
Taiwan Dollar	(2,685)	(3,369)
Euro	2,776	3,565
British Pound	2,191	855
Korean Won	7,782	6,097

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, automobiles and office space under operating leases, which are non-cancelable and expire on various dates through fiscal 2011. The aggregate minimum commitment for rentals under operating leases beyond June 2, 2007 is as follows (in thousands):

Fiscal
2008	$739
2009	395
2010	151
2011	6
Thereafter	—

Total minimum lease payments	$1,291

Rental expense for all operating leases was $0.9 million, $0.9 million and $0.9 million in fiscal 2007, 2006 and 2005, respectively. In addition to the operating lease commitments detailed above, the Company had firm purchase order commitments in the ordinary course of business, which are primarily for inventories, totaling $46.1 million at June 2, 2007.

In the normal course of business, the Company indemnifies customers with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from other third party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such other third parties. To date, the Company has not recorded any material charges related to this indemnification.

NOTE 13. EARNINGS PER SHARE

Following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for fiscal 2007, 2006 and 2005 (in thousands, except per share amounts):

	2007	2006	2005
Weighted average shares outstanding—basic	29,125	28,823	28,434
Effect of dilutive stock options and awards	254	255	138

Weighted average shares outstanding—diluted	29,379	29,078	28,572

In fiscal 2007, 2006 and 2005, there were approximately 3,373,000, 2,600,000 and 3,306,000 antidilutive common stock equivalents related to employee stock options and awards that were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect.

NOTE 14. SHARE REPURCHASE PROGRAM

On March 9, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million in shares of the Company’s outstanding common stock during the nine-month period beginning April 17, 2007. The authority is to be exercised from time to time as market conditions warrant through transactions in the open market or in negotiated transactions with brokers or shareholders. During the fourth quarter of fiscal 2007, 504,000 shares were repurchased at a total purchase price of $10.4 million. Cash used to settle the repurchase transactions as of June 2, 2007 totaled $9.8 million and is reflected as a component of cash used in financing activities in the consolidated statements of cash flows. Accrued liabilities include $0.6 million for amounts owed on the unsettled repurchase transactions as of June 2, 2007.

NOTE 15. LEGAL MATTERS

All Ring Patent Infringement Prosecution

In August 2005, the Company commenced a proceeding in the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. The Company alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes ESI’s Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). This patent corresponds to ESI’s U.S. Patent No. 5,842,579. The patented technology is used in the Model 3340 Multifunction MLCC Tester. The Court issued a Provisional Attachment Order in August 2005 and All Ring filed a bond with the Court to obtain relief from the attachment of its assets. In July 2007, the Court issued a second Provisional Attachment Order, and approximately US$6.0 million was frozen in All Ring’s accounts.

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester until final judgment is entered in the formal patent infringement action. Pursuant to the Court’s orders, the Company was required to post with the Court a Taiwan dollar security bond, which is valued at approximately US$6.9 million and is included in other assets on the Company’s consolidated balance sheets. An additional bond amount of US$2.1 million was posted in fiscal 2008 on June 13, 2007 related to the second Provisional Attachment Order.

In October 2005, ESI filed a formal patent infringement action against All Ring in the Court. In May 2006, after all parties filed briefs on the topic, the Court appointed an expert to conduct a patent infringement assessment. The Court-appointed expert has completed the assessment of the Capacitor Tester and concluded that it infringes every claim of the 207469 patent.

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring the Company to cancel two of the claims in the 207469 patent. No other claims of the patent have been rejected. The Company intends to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

Patent Infringement Settlement

On October 29, 2004, the Company entered into a settlement and license agreement with Cognex Corporation (Cognex) resolving a lawsuit filed by Cognex on February 14, 2001 in the United States District Court for the District of Massachusetts (Cognex Corporation v. Electro Scientific Industries, Inc. No. 01-10287 WGY). The lawsuit, which alleged that the Company’s CorrectPlace product and some of its predecessors infringed United States Patent 5,371,690 owned by Cognex, was dismissed with prejudice on November 1, 2004. Under the settlement agreement, Cognex has granted the Company a license to the patent in dispute as well as certain covenants not to sue under various other surface mount placement equipment-related patents, and as consideration for the license the Company agreed to pay Cognex an undisclosed license fee. As a result of the settlement, the Company recorded a charge to operations of $2.2 million in fiscal 2005, consisting of $1.8 million related to the settlement payment along with approximately $0.4 million in related legal fees.

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

The 2004 Plan allows for grants of stock options, stock bonuses (including restricted stock units), restricted stock and performance-based awards. Stock options outstanding under the 2004 Plan and the Replaced Plans vest over variable periods determined at the grant date, generally with terms of immediate vesting or up to four years, and expire ten years from the date of grant. Certain options granted in fiscal 2006 vested immediately or prior to the end of the fiscal year with sale restrictions. Options issued under the 2004 Plan and the Replaced Plans are exercisable at prices not less than fair market value on the date of the grant. The 2004 Plan prohibits repricing of options granted without prior shareholder approval. Restricted stock grants issued under the Replaced Plans vest based on certain performance criteria that are tied to the Company’s results of operations and/or length of service. Certain restricted stock units awarded under the 2004 Plan vest based on performance criteria that are tied to the Company’s results of operations, personal performance criteria, and, in certain cases, length of service.

During fiscal 2005, the Company granted two options to purchase 25,000 and 50,000 shares, respectively, to certain key executives. During fiscal 2007, the Company granted an option to purchase 100,000 shares to another key executive and options to purchase an aggregate of 25,000 shares to members of the Scientific Advisory Board. The Board of Directors authorized these grants as inducements for joining the Company and the grants were not made under a shareholder approved plan. The exercise price for each option grant is the fair market value of the Company’s stock on the date of the grant. Options granted to the key executives become exercisable with respect to 25 percent of the underlying shares each year over four years. Options granted to members of the Scientific Advisory Board become exercisable on February 16, 2009.

In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan, as amended in September 1998, October 2003 and October 2004 (the ESPP), pursuant to which 1,900,000 shares of common stock have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15 percent of their base wage and any commissions during each pay period. The ESPP provides for separate overlapping 24-month offerings starting every three months. Each offering has eight purchase dates occurring every three months on designated dates. The offerings under the ESPP commence on January 15, April 15, July 15 and October 15 of each calendar year. Any eligible employee may participate in only one offering at a time and may purchase shares only through payroll deductions permitted under the ESPP. At the end of each three-month purchase period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of common stock. The purchase price per share is equal to 85 percent of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date of purchase. The ESPP also provides that if the fair market value of the common stock on the first day of the new offering period is less than or equal to the fair market value of the common stock on the first date of any ongoing offering, employees participating in any such ongoing offering will be automatically withdrawn from it and enrolled in the new offering.

On January 25, 2005, the Compensation Committee of the Board of Directors (the Compensation Committee) accelerated the vesting, effective immediately, of all the Company’s unvested stock options awarded to employees, other than those awarded to the President and Chief Executive Officer at his time of hire (which are discussed in the next paragraph), having an exercise price greater than $20.24. Except as noted in the following paragraph, no options were accelerated for members of the Board of Directors. The closing price of the Company’s common stock on the NASDAQ National Market on January 25, 2005 was $17.14. As a result of the acceleration, options to acquire approximately 220,000 shares of the Company’s common stock, which otherwise would have vested from time to time over the following 42 months, became immediately exercisable. No compensation expense has been recorded in the consolidated statements of operations related to this modification as the market price of the common stock on the date of the modification was lower than the exercise price of the accelerated options.

On January 25, 2005, the Compensation Committee accelerated the vesting of 315,000 shares of the Company’s common stock subject to an option granted to Nicholas Konidaris, the Company’s President and Chief Executive Officer, so that the option became fully exercisable on August 26, 2005. The option has an exercise price of $25.71. Under the terms of the original option agreement, 105,000 shares would have vested on each of January 7, 2006, January 7, 2007 and January 7, 2008. For book reporting purposes, the Company accelerated approximately $1.5 million of unamortized expense related to this award ratably from the date of change over the reduced vesting period, which ended August 26, 2005. This expense would otherwise have been expensed ratably through December 2007. Additionally, a stock option granted to Mr. Konidaris to purchase 40,000 shares of the Company’s common stock was accelerated effective January 25, 2005. The option had an exercise price of $25.50. Under the terms of the original option agreement, 10,000 shares would have vested on each of July 13, 2005, July 13, 2006, July 13, 2007 and July 13, 2008. In connection with both of these accelerations, Mr. Konidaris agreed that the shares underlying the accelerated options may not be sold by him until the dates those shares would otherwise have been vested under the terms of the original option agreements.

On June 28, 2004, the Compensation Committee of the Board of Directors approved an acceleration of the vesting of those employee stock options, excluding stock options granted to the Board of Directors and President and Chief Executive Officer, with an option price equal to or greater than the closing sale price of $23.38 per share on that date, as reported on the NASDAQ National Market. Options to purchase approximately 1.2 million shares of stock with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable. No compensation expense was recorded in the consolidated statements of operations related to this modification as the market price of the common stock on the date of the modification was lower than the exercise price of the accelerated options.

The acceleration of the stock option vesting schedules in fiscal 2005 and fiscal 2006 reduced the amortization of the Company’s stock option compensation expense for fiscal 2007.

At June 2, 2007, the Company had 9,227,654 shares of its common stock reserved for issuance under all of the above plans combined. Of those shares, 4,515,616 are subject to issuance under currently outstanding stock options and stock awards and 4,712,038 shares are available for future grants. The weighted-average fair-value of stock-based compensation awards, including stock option awards granted and vested during the period, unvested stock awards granted during the period and the intrinsic value of stock options exercised during the period were (in thousands, except per share data):

	2007	2006	2005
Stock Option Awards:
Grant date fair value per share	$9.85	$10.57	$12.04
Total fair value of options granted	$1,990	$14,147	$10,790
Total fair value of options vested	$1,039	$29,900	$10,487
Total intrinsic value of options exercised	$288	$2,009	$1,795
Unvested Stock Awards
Grant date fair value per share	$18.95	$20.13	$24.04
Total fair value of awards granted	$2,128	$674	$2,752
Employee Stock Purchase Plan
Grant date fair value per share	$6.09	$6.88	$6.43
Total grant date fair value	$3,377	$492	$2,205

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding as of June 3, 2006	4,340,517	$25.27
Granted	202,000	$20.21
Exercised	(52,597)	$14.82
Expired or forfeited	(197,498)	$28.10

Outstanding as of June 2, 2007	4,292,422	$25.03	6.22	$3,727

Vested and expected to vest as of June 2, 2007	4,262,034	$25.06	6.20	$3,695

Exercisable as of June 2, 2007	4,022,922	$25.39	6.05	$3,399

Information with respect to unvested stock awards activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding as of June 3, 2006	111,220	$22.48
Awarded	117,974	$18.95
Vested	(2,000)	$19.83
Forfeited	(4,000)	$18.76

Outstanding as of June 2, 2007	223,194	$20.01	2.27	$4,625

NOTE 18. GEOGRAPHIC AND PRODUCT INFORMATION

Net sales by product type were as follows (in thousands):

	2007	2006	2005
Semiconductor Group (SG)	$145,381	$126,682	$138,574
Passive Components Group (PCG)	63,093	46,305	61,001
Electronic Interconnect Group (EIG)	42,350	34,019	33,796

	$250,824	$207,006	$233,371

Sales by geographic area, based on the location of the end user, were as follows (in thousands):

	2007	2006	2005
Asia	$187,228	$155,959	$180,378
Americas	40,987	36,351	35,277
Europe	22,609	14,696	17,716

	$250,824	$207,006	$233,371

Long-lived assets, exclusive of marketable securities and deferred tax assets, by geographic area were as follows at June 2, 2007 and June 3, 2006 (in thousands):

	2007	2006
United States	$62,365	$51,680
Asia	9,430	9,286
Europe	136	134

	$71,931	$61,100

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

Interest of $3.1 million was due semi-annually on each June 21 and December 21. Interest expense in the accompanying consolidated statements of operations also included accretion of underwriting discounts and debt issuance costs of $0.7 million in fiscal 2005. Principal was originally due at maturity on December 21, 2006. In accordance with the terms of the Convertible Note indenture, the Company was required to place $18.2 million in trust. This restricted investment was invested in treasury bills and was sufficient to satisfy the first six interest payments due through December 2004 under the terms of the indenture. The Convertible Notes were convertible into shares of common stock at a conversion price of $38.00 per share, subject to adjustment in certain circumstances.

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

NOTE 20. RESTRUCTURING AND COST MANAGEMENT PLANS

The following table reflects changes in accruals related to restructuring and cost management activities, which are reflected in the “other” component of accrued liabilities in the accompanying consolidated balance sheets, for the three years ended June 2, 2007 (in thousands):

	Balances at May 29, 2004	Expenses Charged to Accruals	Amounts Paid	Balances at May 28, 2005
Facility consolidation costs	$451	—	(98)	$353
Severance and other employee-related costs	$—	1,224	(1,224)	$—

	Balances at May 28, 2005	Expenses Charged to Accruals	Amounts Paid	Balances at June 3, 2006
Facility consolidation costs	$353	—	(105)	$248

	Balances at June 3, 2006	Expenses Charged to Accruals	Amounts Paid	Balances at June 2, 2007
Facility consolidation costs	$248	(127)	(121)	$—

Of the approximately $1.2 million of expenses charged in fiscal 2005, $0.3 million was included in cost of goods sold, $0.6 million was included in selling, service and administration expenses, and $0.3 million was included in research, development and engineering expenses. In fiscal 2007, $0.1 million of amounts accrued in excess of amounts paid for facility consolidation costs was recorded as a reduction to selling, service and administration expenses.

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

NOTE 21. SUBSEQUENT EVENTS

On July 20, 2007, the Company completed its acquisition of New Wave Research, Incorporated, a California corporation (“NWR”). NWR is a developer and manufacturer of high-end laser-based systems and components based in Fremont, California. The acquisition was made pursuant to an Agreement and Plan of Merger dated July 4, 2007. In the merger Neptune Merger Corp., a wholly-owned subsidiary of the Company, merged with and into NWR, and as a result, NWR became the surviving corporation and a wholly-owned subsidiary of the Company. NWR was purchased for approximately $45.4 million in cash, representing a $36 million base price plus an amount approximately equal to NWR’s cash and cash equivalents at closing. The Company financed the acquisition with cash on hand. The Company is still in the process of determining the purchase price allocation.

In accordance with the on-going share repurchase plan discussed in Note 14, the Company repurchased approximately 702,000 shares of its outstanding common stock between June 3, 2007 and August 10, 2007 at a total purchase price of $15.2 million.

NOTE 22. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Year ended June 2, 2007
Net sales	$60,368	$59,301	$59,411	$71,744
Gross profit	26,265	24,274	24,955	33,276
Operating expenses[1]	20,068	20,640	21,004	22,823
Provision for income taxes	2,807	2,123	1,012	5,161
Net income	6,202	3,789	5,634	7,899
Basic net income per share	0.21	0.13	0.19	0.27
Diluted net income per share	0.21	0.13	0.19	0.27

Year ended June 3, 2006
Net sales	$44,508	$48,643	$55,937	$57,918
Gross profit	19,647	21,168	24,897	25,776
Operating expenses	18,906	19,348	19,995	21,543
Provision for (benefit from) income taxes[2]	635	902	(3,656)	583
Net income	1,347	3,188	10,357	5,931
Basic net income per share	0.05	0.11	0.36	0.20
Diluted net income per share	0.05	0.11	0.35	0.20

The sum of the quarterly EPS data presented in the table above for fiscal 2007 and 2006 does not equal annual results due to the varying impacts of dilutive securities to the annual versus the quarterly EPS calculations (see Note 13) and due to rounding.

1	In the first quarter of fiscal 2007, the Company recorded a gain for an insurance recovery of $1.3 million on fire-damaged demonstration systems. In the second quarter of fiscal 2007, the Company recorded a gain of $1.0 million for an insurance settlement related to the shareholder and derivative lawsuits.
2	The third and fourth quarters of fiscal 2006 include $5.3 million and $0.6 million, respectively, for reductions in accrued income taxes due to the statutory closure of various tax years.

Revision of Results of Operations for the First Quarter of Fiscal 2007

During the third quarter of fiscal 2007, we identified adjustments which impacted the results of operations in the first quarter of fiscal 2007. We have determined that those adjustments were not material to the results of the first quarter of fiscal 2007, but the impact of recording those adjustments would be material to the results of operations for the third quarter of fiscal 2007. As such, we revised the results of operations for the first quarter of fiscal 2007 for these immaterial corrections. These adjustments are included in the results of operations for fiscal 2007. The results of operations for the first quarter of fiscal 2007 have been revised as shown below.

	Three months ended September 2, 2006
(in thousands, except per share amounts)	As Reported	Adjustment	As Revised
Consolidated Condensed Statement of Operations:
Net sales	$60,164	$204	$60,368
Cost of sales	32,883	1,220	34,103

Gross profit	27,281	(1,016)	26,265
Selling, service and administration	12,158	(107)	12,051
Research, development and engineering	9,304	—	9,304
Insurance recovery	(1,287)	—	(1,287)

Operating income	7,106	(909)	6,197
Interest and other income, net	2,910	(98)	2,812

Income before income taxes	10,016	(1,007)	9,009
Provision for income taxes	3,244	(437)	2,807

Net income	$6,772	$(570)	$6,202

Net income per share—basic and diluted	$0.23	$(0.02)	$0.21

As shown in the table above, the revisions to the first quarter of fiscal year 2007 include the following:

•	Increase in net sales of $0.2 million related to deferral of the fair value of certain undelivered elements and the timing of recording credit memos issued to certain customers;

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 2, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 2, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 2, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in (e) below.

(c) Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) Changes in Internal Control

During the preparation of the financial statements for the third quarter of fiscal 2007, we discovered deficiencies in our internal controls, specifically controls related to the review and analysis of inventory cost variances resulting from certain transactions and determined that a material weakness in internal controls existed at March 3, 2007. This control weakness resulted from an incomplete understanding of our ERP system configuration with respect to costing certain components of inventory. This control weakness could have resulted in a material misstatement of the results of operations in fiscal 2007 if it had remained undetected.

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

In addition to performing the detailed physical inventory counts and review of inventory cost variances, we have undertaken personnel training to improve our business processes and execution of key controls. We also retained ERP consultants to assist us in improving our underlying business transaction processing and reporting to more effectively utilize the capabilities of our ERP system. These improvements enabled timely and accurate evaluations of inventory cost variances as of June 2, 2007.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Electro Scientific Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Electro Scientific Industries, Inc. (an Oregon Corporation) and subsidiaries maintained effective internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electro Scientific Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Electro Scientific Industries, Inc. maintained effective internal control over financial reporting as of June 2, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control–Integrated Framework issued by the COSO. Also, in our opinion, Electro Scientific Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control–Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of June 2, 2007 and June 3, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 2, 2007, and our report dated August 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

August 13, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information about the Company’s audit committee, is included under the headings “Proposal 1: Election of Directors,” “Board Committees”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted the ESI Code of Conduct, a code of ethics and business practices with which every person who works for the Company is expected to comply. In addition, the Company has adopted a Code of Ethics for Financial Managers with which all financial employees are expected to comply. The ESI Code of Conduct and Code of Ethics for Financial Managers are publicly available on the Company’s website under “Governance” in the Investors Section (at http://www.esi.com/esi/investors). This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any waiver is granted, including any implicit waiver, from a provision of the ESI Code of Conduct or the Code of Ethics to the Company’s executive officers, controller or directors, the Company will disclose the nature of such waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Independence” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on form 8-K filed on October 21, 2004 (the “October 21 8-K”).

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10.1*	ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

10.2*	ESI 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

10.3*	1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

Exhibit No.
10.4*	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

10.5*	2000 Stock Option Incentive Plan. Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

10.6*	Employment Agreement between the Company and Nicholas C. Konidaris, dated January 7, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended February 28, 2004, as filed on April 6, 2004.

10.7*	Amendment No. 1 to Employment Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2005 (the “January 31 8-K”).

10.8*	Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.2 of the January 31 8-K.

10.9*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris dated as of January 25, 2005. Incorporated by reference to Exhibit 10.3 of the January 31 8-K.

10.10*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris dated as of January 25, 2005. Incorporated by reference to Exhibit 10.4 of the January 31 8-K.

10.11*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.6 of the January 31 8-K.

10.12*	Offer Letter to Tom Wu, dated December 12, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006.

10.13*	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed July 27, 2005.

10.14*	2005 Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 22, 2006.

10.15*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Incentive Stock Options). Incorporated by reference to Exhibit 10.3 in the October 21 8-K.

10.16*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options). Incorporated by reference to Exhibit 10.4 in the October 21 8-K.

10.17*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (non-directors) (for awards made on July 20, 2005). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 26, 2005.

10.18*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (directors) (for awards made on July 20, 2005). Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 26, 2005.

10.19*	Form of Performance Based Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.5 of the January 31 8-K.

10.20*	Form of Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.7 of the January 31 8-K.

10.21*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Non-Directors) (for awards made on May 24, 2006). Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2006.

Exhibit No.
10.22*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Directors) (for awards made in May 2006). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 30, 2006.

10.23*	Form of Restricted Stock Unit Agreement between the Company and Nicholas Konidaris dated as of October 4, 2006. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 11, 2006.

10.24*	Form of Change in Control Agreement between the Company and each of Thomas Wu, Robert DeBakker and John Metcalf. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2006.

10.25*	Form of Restricted Stock Unit Agreement (for awards made on or after July 19, 2006). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 25, 2006.

10.26*	Form of Performance-Based Restricted Stock Unit Agreement (for awards made on or after July 19, 2006). Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 25, 2006.

10.27*	Offer Letter to John Metcalf, dated July 7, 2006. Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed July 25, 2006.

10.28*	Fiscal 2007 Annual Executive Team Bonus Plan Summary. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 25, 2006.

10.29*	Form of Restricted Stock Unit Agreement for directors. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed July 25, 2006.

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for Frederick Ball

24.2	Power of Attorney for Richard J. Faubert

24.3	Power of Attorney for Barry L. Harmon

24.4	Power of Attorney for W. Arthur Porter

24.5	Power of Attorney for Gerald F. Taylor

24.6	Power of Attorney for Keith L. Thomson

24.7	Power of Attorney for Jon D. Tompkins

24.8	Power of Attorney for Robert R. Walker

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By:	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 14, 2007.

Signature		Title

/s/ NICHOLAS KONIDARIS Nicholas Konidaris		President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN METCALF John Metcalf		Senior Vice President of Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ KERRY MUSTOE Kerry Mustoe		Vice President, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)

*FREDERICK A. BALL Frederick Ball		Director

*RICHARD J. FAUBERT Richard J. Faubert		Director

*BARRY L. HARMON Barry L. Harmon		Director

*W. ARTHUR PORTER W. Arthur Porter		Director

*GERALD F. TAYLOR Gerald F. Taylor		Director

*KEITH L. THOMSON Keith L. Thomson		Director

*JON D. TOMPKINS Jon D. Tompkins		Chairman of the Board

*ROBERT R. WALKER Robert R. Walker		Director

* By:	/s/ JOHN METCALF John Metcalf, Attorney-in-fact