Form 10-Q
period 2007-09-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2007-11-07
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

The number of shares outstanding of the Registrant’s Common Stock at November 5, 2007 was 27,813,446 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	2

	Consolidated Condensed Balance Sheets – September 29, 2007 and June 2, 2007	2

	Consolidated Condensed Statements of Operations – Three Months Ended September 29, 2007 and September 2, 2006, and One Month Ended June 30, 2007	3

	Consolidated Condensed Statements of Cash Flows – Three Months Ended September 29, 2007 and September 2, 2006, and Four Months Ended September 29, 2007	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2.	Issuer Purchases of Equity Securities	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

Signatures		38

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 29, 2007	June 2, 2007
Assets
Current assets:
Cash and cash equivalents	$102,795	$100,462
Marketable securities	53,166	124,607

Total cash and securities	155,961	225,069
Trade receivables, net of allowances of $759 and $626	56,489	55,722
Inventories	91,891	80,981
Shipped systems pending acceptance	6,714	1,817
Deferred income tax asset, net	10,214	9,504
Prepaid and other current assets	9,399	5,776

Total current assets	330,668	378,869
Long-term marketable securities	23,246	3,622
Property, plant and equipment, net of accumulated depreciation of $63,783 and $58,701	46,782	43,859
Deferred income tax asset, net	7,996	11,246
Goodwill	12,866	1,442
Acquired intangible assets, net of accumulated amortization of $567 and $0	11,744	—
Other assets	33,307	26,630

Total assets	$466,609	$465,668

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,217	$13,826
Accrued liabilities	28,081	25,465
Deferred revenue	19,365	12,290

Total current liabilities	63,663	51,581
Income tax liability	7,843	5,757
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 27,844 and 28,766 shares issued and outstanding	142,160	162,719
Retained earnings	252,494	245,546
Accumulated other comprehensive income	449	65

Total shareholders’ equity	395,103	408,330

Total liabilities and shareholders’ equity	$466,609	$465,668

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the month ended
	September 29, 2007	September 2, 2006	June 30, 2007
Net sales	$82,318	$60,368	$16,961
Cost of sales	45,509	34,103	8,886

Gross profit	36,809	26,265	8,075
Operating expenses:
Selling, service and administration	15,380	12,051	3,745
Research, development and engineering	11,093	9,304	2,886
Write-off of acquired in-process research & development	2,800	—	—
Insurance recovery	—	(1,287)	—

	29,273	20,068	6,631

Operating income	7,536	6,197	1,444
Interest and other income, net	2,060	2,812	816

Income before income taxes	9,596	9,009	2,260
Provision for income taxes	4,066	2,807	842

Net income	$5,530	$6,202	$1,418

Net income per share - basic	$0.20	$0.21	$0.05

Net income per share - fully diluted	$0.19	$0.21	$0.05

Weighted average number of shares - basic	28,161	29,076	28,617

Weighted average number of shares - fully diluted	28,647	29,243	29,038

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended		For the four months ended
	September 29, 2007	September 2, 2006	September 29, 2007
Cash flows from operating activities:
Net income	$5,530	$6,202	$6,948
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	2,353	1,969	3,034
Amortization of intangible assets	567	—	567
Write-off of in-process research & development	2,800	—	2,800
Insurance recovery	—	(1,287)	—
Stock-based compensation expense	1,044	577	1,239
Provision for doubtful accounts	—	104	—
Loss on disposal of property and equipment	2	—	3
Deferred income taxes	(73)	2,711	(73)
Changes in operating accounts, net of assets acquired:
(Increase) decrease in trade receivables, net	1,210	(12,723)	6,120
(Increase) decrease in inventories	137	(6,744)	(4,608)
(Increase) decrease in shipped systems pending acceptance	(4,588)	588	(4,897)
(Increase) decrease in prepaid and other current assets	879	(1,124)	558
Increase (decrease) in accounts payable and other current liabilities	(6,880)	1,539	(4,849)
Increase (decrease) in deferred revenue	5,218	(1,162)	5,472

Net cash provided by (used in) operating activities	8,199	(9,350)	12,314
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,907)	(4,285)	(2,473)
Purchase of securities	(134,041)	(135,617)	(167,482)
Proceeds from sales of securities and maturing securities	163,156	147,195	219,210
Cash paid for acquisition of NWR, net of cash acquired	(36,159)	—	(36,159)
Minority equity investment	—	(6,000)	—
Insurance recovery	—	1,287	—
(Increase) decrease in other assets	1,123	1,430	(1,077)

Net cash provided by (used in) investing activities	(7,828)	4,010	12,019
Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	2,037	665	2,184
Share repurchases	(18,878)	—	(24,866)
Excess tax benefits realized from stock options exercised	682	40	682

Net cash provided by (used in) financing activities	(16,159)	705	(22,000)

Net change in cash and cash equivalents	(15,788)	(4,635)	2,333
Cash and cash equivalents:
Beginning of period	118,583	79,961	100,462

End of period	$102,795	$75,326	$102,795

Supplemental cash flow information:
Cash paid for interest	$—	$(1)	$—
Income tax refunds received	18	8	18
Cash paid for income taxes	(4,173)	(328)	(4,173)

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

Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. With the exception of the adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as discussed in Note 16, the Company’s significant accounting policies remain unchanged from those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended June 2, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: inventory write-downs; allowances for uncollectible trade accounts receivables; valuation of minority equity investments, long-lived assets valuations; product warranty reserves; loss contingency reserves; revenue recognition; purchase accounting; stock compensation valuation and income tax benefits, expenses and deferred taxes.

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, the Company’s fiscal year 2008 will consist of approximately a ten month period containing 43 weeks ending on March 29, 2008. The Company has elected to file its interim financial statements in Quarterly Reports on Form 10-Q based on the reporting periods in its new fiscal year ending March 29, 2008. The current year financial statements are presented for the three months ended September 29, 2007 and the one month ended June 30, 2007. Due to the implementation of its enterprise resource system in the fourth quarter of fiscal 2006, the Company performed full close and reporting procedures on a fiscal quarter basis only during fiscal 2007 and comparative data for the three months ended September 30, 2006 are not available and are not cost beneficial to prepare. As such, comparative data has been provided for the prior year using the fiscal quarter ending on the date nearest to September 29, which is the first quarter of fiscal 2007 ended September 2, 2006. The Company believes that the first quarter of fiscal 2007 provides a meaningful comparison to the second quarter of fiscal 2008. The Company does not believe that there are any meaningful factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three months ended September 30, 2006 were presented in lieu of results for the first quarter of fiscal 2007.

Certain reclassifications have been made in the accompanying consolidated condensed financial statements for prior periods to conform to the current presentation.

During the third quarter of fiscal 2007, the Company revised its results of operations for the first quarter of fiscal 2007 for certain immaterial corrections and the amounts presented for the three months ended September 2, 2006 in the consolidated condensed financial statements and related notes are the revised amounts, as shown in the table below.

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

Based on the above adjustments, the net cash used in operating activities presented in the consolidated condensed statement of cash flows for the first quarter of fiscal 2007 decreased by $0.7 million and net cash provided by investing activities increased by $0.7 million.

Note 2 – Acquisition of New Wave Research, Incorporated

On July 20, 2007, the Company acquired New Wave Research, Incorporated (“NWR”), a privately held company headquartered in Fremont, California. NWR is a global leader in the development of high-end lasers and laser-based systems and its products are used in the semiconductor market for sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging the companies’ combined core competencies into adjacent markets and driving revenue growth and shareholder value, which supports the premium paid over the fair market value of individual assets.

The Company acquired 100% of NWR’s outstanding common stock for approximately $36.2 million, comprised of $34.9 million in cash and merger-related transaction costs of $1.3 million. The contractual purchase price of $36.0 million was reduced by $1.1 million related to certain net working capital adjustments and indemnity payments agreed to prior to closing. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, a third party valuation of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes, including the finalization of purchase price adjustments for payments to former NWR shareholders relating to the amount of NWR’s net working capital on the date of acquisition, the resolution of various tax-related matters and liabilities and additional merger-related transaction costs.

The following table presents the preliminary allocation of the purchase price of $36.2 million to the assets acquired and liabilities assumed based on their fair values (in thousands):

Accounts receivable	$5,437
Inventory	6,110
Prepaid expense and other current assets	3,457
Property, plant and equipment	2,579
Intangible assets	12,311
In-process research & development	2,800
Goodwill	11,424
Other long-term assets	1,129
Accounts payable and accrued liabilities	(12,915)
Deferred revenue(1)	(1,603)

Net assets acquired	30,729
Escrow deposits pending disbursement(2)	5,430

Total purchase price, net of cash acquired	$36,159

(1)	The amount recorded for deferred revenue represents the fair value of the remaining obligation assumed related to custom acceptance criteria and remaining revenue on extended warranties.
(2)	The final disbursement of escrow deposits will increase the goodwill recorded in the acquisition by the amount of the disbursement. This amount is included in other long-term assets at September 29, 2007.

The following table presents the details of the intangible assets purchased in the NWR acquisition as of July 20, 2007 and accumulated amortization to date at September 29, 2007 (in thousands):

	Useful life	Estimated Fair Value at Acquisition	Accumulated Amortization	Recorded value at September 29, 2007
Developed technology	7 years	$8,100	$(222)	$7,878
Customer relationships	6 years	2,700	(148)	2,552
Customer backlog	1 year	700	(134)	566
Trade name and trademarks	3 years	400	(26)	374
Change of control agreements	1 year	100	(19)	81
Fair value of below-market lease (non-current portion)	3.8 years	311	(18)	293

Subtotal – long term		12,311	(567)	11,744
Fair value of below-market lease (current portion)		110	—	110

Total acquired intangible assets		$12,421	$(567)	$11,854

Amortization expense for intangible assets purchased in the NWR acquisition was approximately $0.6 million for the three month period ended September 29, 2007 and has been recorded in the consolidated condensed statement of operations as follows (in thousands):

Cost of sales	$222
Selling, service and administration	345

$567

The estimated amortization expense of intangible assets purchased in the NWR acquisition for the current fiscal year, including amounts amortized to date, and in future years is as follows (in thousands):

Fiscal Year	Amortization
2008	$2,052
2009	2,330
2010	1,954
2011	1,734
2012	1,472
2013	1,325
2014	1,197
2015	357

$12,421

At the acquisition date, NWR had in-process research and development valued at $2.8 million and the immediate write-off of this amount has been included in operating expenses for the three month period ended September 29, 2007. The in-process research and development related to three programs consisting of development on a diode-pumped solid-state LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, the estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value.

Purchase accounting adjustments were made to record inventory at fair value on the date of acquisition. These adjustments resulted in $0.9 million in additional purchase accounting charges to cost of sales in the second quarter of fiscal 2008.

The NWR results of operations are included in our consolidated financial statements from the date of acquisition forward. The NWR acquisition was not significant, as defined in Regulation S-X of the Securities and Exchange Commission, compared to our overall financial position. Accordingly, pro forma financial statements of the combined entities are not presented.

Note 3 – Marketable Securities

As of September 29, 2007, the Company had a total of $19.6 million invested in auction rate securities. These securities historically provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to either retain their holdings or liquidate their holdings by selling such securities at par. The recent uncertainties in the credit markets have reduced the liquidity of these securities as recent auctions have not been completed. As such, the Company has reclassified these securities, which were previously included in current assets, as long-term marketable securities on the consolidated condensed balance sheet at September 29, 2007. The Company believes that these securities will ultimately be liquidated in orderly transactions at an amount equal to the cost of the assets and as such, no unrealized gain or loss has been recorded in other comprehensive income. These investments continue to be of high credit quality and the respective credit ratings of the securities issuers have not been lowered. Accordingly, the Company believes there has been no impairment of the value of these securities.

Note 4 – Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market. Components of inventories were as follows (in thousands):

	September 29, 2007	June 2, 2007
Raw materials and purchased parts	$54,139	$50,021
Work-in-process	23,517	19,170
Finished goods	14,235	11,790

	$91,891	$80,981

Note 5 – Other Assets

Other assets consisted of the following (in thousands):

	September 29, 2007	June 2, 2007
Patents, net	$168	$188
Consignment and demo equipment, net	6,859	7,516
Minority equity investment	11,000	11,000
All-Ring patent suit court bond	9,046	6,901
Acquisition escrow deposit	5,430	—
Other	804	1,025

	$33,307	$26,630

As discussed in Note 15, in June 2007, the Company paid an additional $2.1 million to increase its Taiwan dollar security bond posted with the Kaohsiung Court in Taiwan related to the filing of a patent infringement suit against All Ring Tech Co., Ltd. in that jurisdiction.

As discussed in Note 2, the escrow deposits totaling $5.4 million related to the NWR acquisition are included in other assets pending final disbursement.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 29, 2007	June 2, 2007
Payroll-related	$8,281	$11,391
Product warranty	4,424	3,893
Income taxes payable	3,664	2,961
Value-added taxes payable	1,613	648
Unbilled receipts	2,510	908
Other	7,589	5,664

	$28,081	$25,465

See Note 7 for a discussion of the accrual for product warranty.

Note 7 – Product Warranty

The Company evaluates obligations related to product warranties quarterly. A standard one-year warranty is provided on products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Warranty charges are recorded net of any cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. Using historical data, the Company estimates average warranty cost per system or part type and records the provision for such charges as an element of cost of goods sold upon recognition of the related revenue. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales. If circumstances change, or if a material change in warranty-related incidents occurs, the estimate of the warranty accrual could change significantly. Accrued product warranty is included on the consolidated condensed balance sheets as a component of accrued liabilities.

Following is a reconciliation of the change in the aggregate accrual for product warranty for the three months ended September 29, 2007 and September 2, 2006 and the four months ended September 29, 2007 (in thousands):

	Three months ended		Four months ended
	September 29, 2007	September 2, 2006	September 29, 2007
Product warranty accrual, beginning	$3,630	$3,716	$3,893
NWR warranty reserve acquired	774	—	774
Warranty charges incurred	(2,348)	(2,830)	(3,040)
Inventory credits	1,901	1,453	1,742
Provision for warranty charges	467	1,427	1,055

Product warranty accrual, ending	$4,424	$3,766	$4,424

Note 8 – Deferred Revenue

Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company’s factory and title transfer which frequently occur at the time of delivery to a common carrier. Revenue is deferred when title transfer is pending and/or acceptance criteria have not yet been fulfilled. These deferred revenue occurrences include sales to Japanese end-user customers, shipments of substantially new products and shipments with custom specifications and acceptance criteria. In sales involving multiple element arrangements, the fair value of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue for the three months ended September 29, 2007 and September 2, 2006 and the four months ended September 29, 2007 (in thousands):

	Three months ended		Four months ended
	September 29, 2007	September 2, 2006	September 29, 2007
Deferred revenue, beginning	$12,544	$13,321	$12,290
NWR deferred revenue acquired	1,603	—	1,603
Revenue deferred	14,005	5,632	16,003
Revenue recognized	(8,787)	(6,794)	(10,531)

Deferred revenue, ending	$19,365	$12,159	$19,365

Note 9 – Earnings Per Share

The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share (EPS) for the three months ended September 29, 2007 and September 2, 2006 (in thousands):

	Three months ended		Three months ended
	September 29, 2007		September 2, 2006
	Income	Shares	Income	Shares
Net income available to common shareholders – basic	$5,530	28,161	$6,202	29,076
Effect of dilutive shares	—	486	—	167

Net income available to common shareholders – diluted	$5,530	28,647	$6,202	29,243

The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted EPS for the one month ended June 30, 2007 (in thousands):

	One month ended
	June 30, 2007
	Income	Shares
Net income available to common shareholders – basic	$1,418	28,617
Effect of dilutive shares	—	421

Net income available to common shareholders – diluted	$1,418	29,038

In the diluted EPS calculations for the three months ended September 29, 2007 and September 2, 2006, employee stock options equal to 2,591,734 and 3,678,219 common stock equivalent shares, respectively, were excluded because inclusion would have had an antidilutive effect. In the diluted EPS calculation for the one month ended June 30, 2007, 2,671,805 antidilutive common stock equivalent shares were excluded.

Note 10 – Comprehensive Income

The components of comprehensive income, net of tax are as follows (in thousands):

	Three months ended		One month ended
	September 29,	September 2,	June 30,
	2007	2006	2007
Net income	$5,530	$6,202	$1,418
Other comprehensive income	5	(5)	—
Foreign currency translation adjustment	333	(184)	135
Net unrealized gain (loss) on securities classified as available for sale	(134)	263	45

	$5,734	$6,276	$1,598

Note 11 – Share Repurchase Program

On March 9, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million in shares of the Company’s outstanding common stock beginning April 17, 2007 through transactions in the open market or in negotiated transactions with brokers or shareholders. During the three months ended September 29, 2007, approximately 825,000 shares were repurchased at a total purchase price of $18.8 million. Approximately 1,125,000 shares were purchased in the four months ended September 29, 2007 at a total purchase price of $25.1 million. Cash used to settle the repurchase transactions in the four months ended September 29, 2007 totaled $24.9 million and is reflected as a component of cash used in financing activities in the consolidated statements of cash flows. Accrued liabilities include $0.8 million and $0.6 million for amounts owed on the unsettled repurchase transactions as of September 29, 2007 and June 2, 2007, respectively. On October 9, 2007, the Company suspended purchase transactions under its share repurchase program. In total, the Company repurchased approximately 1.7 million shares for $37.3 million.

Note 12 – Stock-Based Compensation Plans

The Company uses the Black-Scholes model to estimate the fair value of all stock-based compensation awards on the date of grant, except for unvested stock awards which are valued at the fair market value on the date of award. The Company generally recognizes compensation expense for options and unvested stock awards on a straight-line basis over the requisite service period of each award.

Stock-based compensation was included in our consolidated statements of operations as follows (in thousands):

	Three months ended		One month ended
	September 29, 2007	September 2, 2006	June 30, 2007
Cost of sales	$130	$108	$27
Selling, service, and administration	702	344	124
Research, development, and engineering	212	125	44

Stock-based compensation expense before income taxes	1,044	577	195
Income tax benefit	(288)	(154)	(45)

Total stock-based compensation expense after income taxes	$756	$423	$150

The total amount of cash received from the exercise of stock options and stock plans for the three months ended September 29, 2007 was $2.0 million. For the three months ended September 29, 2007, there was $0.7 million in excess tax benefit realized from the exercise of stock options and ESPP purchases. The total amount of cash received from the exercise of stock options and stock plans for the month ended June 30, 2007 was $0.1 million. For the month ended June 30, 2007, there was no excess tax benefit realized from the exercise of stock options and ESPP purchases. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

As of September 29, 2007, no stock-based compensation costs were capitalized and the Company had $12.8 million of total unamortized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 3.1 years.

At September 29, 2007, the Company had 9,741,096 shares of its common stock reserved for issuance under all of its plans combined. Of those shares, 4,592,272 are subject to issuance under currently outstanding stock options and stock awards and 5,148,824 shares are available for future grants. The weighted-average fair-value of stock-based compensation awards, including stock option awards granted and vested during the period, unvested stock awards granted during the period and the intrinsic value of stock options exercised during the period were (in thousands, except per share data):

	Three months ended		One month ended
	September 29, 2007	September 2, 2006	June 30, 2007
Stock Option Awards:
Grant date fair value per share	$10.82	$—	$—
Total fair value of options granted	1,780	—	—
Total fair value of options vested	699	450	5
Total intrinsic value of options exercised	514	19	6
Unvested Stock Awards:
Grant date fair value per share	$22.73	$18.64	$20.86
Total fair value of awards granted	8,419	1,746	17
Employee Stock Purchase Plan:
Grant date fair value per share	$6.50	$5.52	—
Total grant date fair value	63	387	—

Information with respect to stock option activity for the four months ended September 29, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 3, 2007	4,292,422	$25.03
Granted	164,499	$20.06
Exercised	(124,862)	$19.37
Expired or forfeited	(273,084)	$22.35

Outstanding as of September 29, 2007	4,058,975	$25.18	6.13 years	$9,185

Vested and expected to vest as of September 29, 2007	4,026,895	$25.22	6.10 years	$9,082

Exercisable as of September 29, 2007	3,778,463	$25.54	5.90 years	$8,163

Information with respect to unvested stock awards activity for the four months ended September 29, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value (in thousands)
Outstanding as of June 3, 2007	223,194	$20.01
Granted	371,841	$22.73
Exercised	(57,488)	$24.34
Expired or forfeited	(4,250)	$22.66

Outstanding as of September 29, 2007	533,297	$21.71	2.72 years	$12,778

Note 13 – Geographic and Product Information

Net sales by product type were as follows (in thousands):

	Three months ended		One month ended
	September 29, 2007	September 2, 2006	June 30, 2007
Semiconductor Group	$38,176	$31,884	$7,566
Passive Component Group	23,791	18,661	4,418
Interconnect Micro-Machining Group	20,351	9,823	4,977

	$82,318	$60,368	$16,961

Sales by geographic area, based on the location of the end user, were as follows (in thousands):

	Three months ended		One month ended
	September 29, 2007	September 2, 2006	June 30, 2007
Asia	$63,586	$43,653	$15,626
Americas	12,930	13,005	951
Europe	5,802	3,710	384

	$82,318	$60,368	$16,961

Note 14 – Insurance Recovery

In June 2006, the Company received $1.3 million in insurance proceeds for demonstration systems that were destroyed in a fire at a customer’s plant. As the book value of these assets had previously been written off, the Company recorded a gain on the recovery which is included as an offset to operating expenses in the consolidated condensed statement of operations.

Note 15 – Legal Proceedings

All Ring Patent Infringement Prosecution

In August 2005, the Company commenced a proceeding in the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. The Company alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes ESI’s Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). This patent corresponds to ESI’s U.S. Patent No. 5,842,579. The patented technology is used in the Model 3340 Multifunction MLCC Tester. The Court issued a Provisional Attachment Order (PAO) in August 2005 and All Ring filed a bond with the Court to obtain relief from the attachment of its assets. In July 2007, pursuant to the Company’s application, the Court issued a second PAO and approximately US$6.0 million was restricted in All Ring’s accounts. All Ring appealed the second PAO to the High Court in August 2007 and the High Court revoked the second PAO in September 2007. The Company has appealed the High Court’s decision and the Supreme Court has not yet ruled on the Company’s appeal. The second PAO remains in effect unless and until the High Court’s ruling becomes final.

Pursuant to the Court’s orders, in October 2005 the Company was required to post with the Court a Taiwan dollar security bond, which is valued at approximately US$6.9 million and is included in other assets on the Company’s consolidated condensed balance sheets. An additional bond amount of US$2.1 million was posted in June 2007 related to the second Provisional Attachment Order.

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester until final judgment is entered in the formal patent infringement action. In October 2007, All Ring filed an application to revoke the Preliminary Injunction Order. The Company has filed a defense brief responding to the application and the Court has not yet ruled on the application.

In October 2005, the Company filed a formal patent infringement action against All Ring in the Court. In May 2006, after all parties filed briefs on the topic, the Court appointed an expert to conduct a patent infringement assessment. The Court-appointed expert has completed the assessment of the Capacitor Tester and concluded that it infringes every claim of the 207469 patent. The Court-appointed expert subsequently concluded that All Ring’s RK-T2000 also infringes on every claim of the 207469 patent and that All Ring’s RK-L50 infringes on a number of the claims as well.

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring the Company to cancel two of the claims in the 207469 patent. No other claims of the patent have been rejected. The Company filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. The Company intends to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

Note 16 – Adoption of FIN 48

Effective June 3, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The Company has previously accounted for uncertain tax positions under SFAS 5 and SFAS 109. The adoption of FIN 48 has not resulted in any adjustments to existing reserves for income taxes as of the beginning of fiscal 2008.

As of June 3, 2007, the total gross amount of reserves for income taxes, which is reported as non-current income tax liabilities, was $5.8 million. Any future adjustments to reserves for income taxes will be recorded as an increase or decrease to provision for income taxes and would impact the effective tax rate. In addition, interest is accrued related to reserves for income taxes and penalties in the provision for income taxes. The gross amount of interest accrued as of the beginning of our 2008 fiscal year was $0.4 million.

As of September 29, 2007, the total gross reserves for income tax was $8.1 million, of which $7.8 million was included in non-current income tax liabilities and $0.3 million was included in current income taxes payable. These reserves are inclusive of $0.7 million of accrued interest. The $2.0 million increase in income tax reserves from June 2, 2007 is due to the inclusion of the NWR tax reserves. Any future adjustments to the reserves related to the NWR acquisition would be reflected as an adjustment to goodwill and would not impact the effective tax rate. The Company anticipates no significant changes in unrecognized tax benefits in the next 12 months as the result of examinations or lapse of statutes of limitation.

The Company operates globally but considers its significant tax jurisdictions to include the United States, Taiwan, China, Korea, Japan, Singapore and the United Kingdom. As of June 3, 2007, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years

China	2004 and forward

Japan	2003 and forward

Korea	2001 and forward

Singapore	2000 and forward

Taiwan	2001 and forward

United Kingdom	2000 and forward

United States	2003 and forward

Note 17 – New Accounting Pronouncements

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

Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global electronics market, including advanced laser systems that are used to microengineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, passive components and interconnect devices. Our equipment enables these manufacturers to achieve the yield and productivity gains in their manufacturing processes that can be critical to their profitability. The components and devices manufactured by our customers are used in a wide variety of end products in the computer, consumer electronics, and communications industries.

We supply advanced laser microengineering systems that allow electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields of semiconductor devices, passive components and circuitry, high-density interconnect (HDI) circuit boards, advanced semiconductor packaging and high-bright LEDs and flat panel LCD displays. Laser microengineering comprises a set of precise fine-tuning processes (laser micro-machining, link cutting and via drilling) that require application-specific laser systems able to meet semiconductor and microelectronics manufacturers’ exacting performance and productivity requirements.

Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of multi-layer ceramic capacitors (MLCC) and other passive components, as well as original equipment manufacturer machine vision products.

Acquisition of New Wave Research, Incorporated

On July 20, 2007, we acquired New Wave Research, Incorporated (“NWR”), a privately held company headquartered in Fremont, California. NWR is a global leader in the development of high-end lasers and laser-based systems and its products are used in the semiconductor market for sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging our combined core competencies into adjacent markets and driving revenue growth and shareholder value.

We acquired 100% of NWR’s outstanding common stock for approximately $36.2 million, comprised of $34.9 million in cash and merger-related transaction costs of $1.3 million. The contractual purchase price of $36.0 million was reduced by $1.1 million related to certain net working capital adjustments and indemnity payments agreed to prior to closing. The results for the current quarter include the results of our NWR division from the date of acquisition forward.

Purchase accounting charges totaling $4.3 million were recorded in the three months ended September 29, 2007, comprised of $1.1 million included in cost of sales related to the fair value adjustments to inventory and amortization of acquired intangibles and $3.2 million included in operating expenses for the amortization of acquired intangibles. The purchase accounting charges included in operating expenses were largely comprised of the write-off of $2.8 million of in-process research & developments, as further discussed below in the comparison of current quarter results to the first quarter of fiscal 2007.

Change in Fiscal Reporting Periods

On July 3, 2007, our Board of Directors approved a change in ESI’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, our fiscal year 2008 will consist of approximately a ten month period containing 43 weeks ending on March 29, 2008. We have elected to file our interim financial statements in Quarterly Reports on Form 10-Q based on the reporting periods of our new fiscal year ending March 29, 2008. Due to the implementation of our enterprise resource system in the fourth quarter of fiscal 2006, we performed full close and reporting procedures on a fiscal quarter basis only during fiscal 2007. Accordingly, comparative data for the three months ended September 30, 2007 is not available and is not cost beneficial to prepare. We believe that the first quarter of fiscal 2007, the three months ended September 2, 2006, provides a meaningful comparison to the second quarter of fiscal 2008. We do not believe that there are any meaningful factors, seasonal or otherwise, that would impact the comparability of information or trends, if the results for the three months ended September 30, 2006 were presented in lieu of results for the first quarter of fiscal 2007.

Summary of Sequential Quarterly Results

Due to the change in our fiscal year, the following information includes results from our second quarter of fiscal 2008, the three month period ended September 29, 2007. Where appropriate, we make sequential comparisons to the fourth quarter of fiscal 2007, which was our last full three-month fiscal period prior to the current fiscal quarter.

The second quarter of fiscal 2008 reflected another period of strong demand for our products stimulated by industry strength and successful introduction of new products. Orders of $74.3 million increased $2.1 million, including $5.6 million due to the acquisition of NWR. Excluding the contribution of NWR, orders decreased by 3% in the current quarter compared to the fourth quarter of fiscal 2007, primarily due to the timing of orders in our semiconductor group, partially offset by increases in our other product groups.

Orders for our semiconductor group products decreased by 35% compared to the fourth quarter of fiscal 2007, despite a 5% increase resulting from the acquisition of NWR. The remaining 40% decrease is largely due to the timing of specific large orders received in the first period of fiscal 2008, which consisted of the four weeks ending June 30, 2007. Despite the impact of timing on our semiconductor group product orders, we experienced continued strength in demand for our semiconductor group products on a fiscal year-to-date basis.

Passive component group orders increased by 36% compared to the fourth quarter of fiscal 2007, driven by multiple orders for our new Model 3550 high capacitance testing system and large orders for our 3300 series and 6650 test systems. This reflects continued strength in the MLCC manufacturing market and our continued penetration into the Japanese MLCC market.

Due to increasing focus on tools designed for micro-machining applications, we have designated our electronic interconnect products as the interconnect/micro-machining group (IMG). Orders for our IMG products increased by 64%, including an increase of 23% due to the acquisition of NWR. This growth in orders is due to strong demand for micro-machining applications and our continued expansion in the flex-circuit and IC packaging segments of this market.

Gross margins were 44.7% on net sales of $82.3 million in the second quarter of fiscal 2008, compared to 46.4% on net sales of $71.7 million in the fourth quarter of fiscal 2007. Included in cost of sales in the current quarter were $1.1 million in purchase accounting charges, which resulted in a 1.3 percentage point reduction of gross margin in the current quarter.

Operating expenses increased $6.5 million to $29.3 million in the second quarter of fiscal 2008, compared to $22.8 million in the fourth quarter of fiscal 2007. The increase included $3.2 million in purchase accounting charges, including $2.8 million to write off in-process research & development, and $3.7 million in NWR operating expenses.

Operating income decreased to $7.5 million in the second quarter of fiscal 2008, compared to $10.5 million in the fourth quarter of fiscal 2007. Non-operating income decreased to $2.1 million from $2.6 million, primarily due to lower interest income resulting from lower average invested assets resulting from funds used for the acquisition of NWR and share repurchases.

The tax provision decreased to $4.1 million in the current quarter compared to $5.2 million in the fourth quarter of fiscal 2007, but the effective tax rate increased to 42% compared to 39%. The second quarter effective tax rate exceeded our normalized estimated effective tax rate of 32% as the $4.3 million in purchase accounting charges are not deductible for tax purposes but do reduce pretax income. Net income for the current quarter was $5.5 million or $0.20 per basic and $0.19 per diluted share, compared to net income of $7.9 million or $0.27 per basic and diluted share in the fourth quarter of fiscal 2007.

Revision of Statement of Operations for the First Quarter of Fiscal 2007

During the third quarter of fiscal 2007, we revised our results of operations for the first quarter of fiscal 2007 for certain immaterial corrections. The amounts presented for the three months ended September 2, 2006 in the consolidated condensed financial statements and related management’s discussion and analysis include these adjustments, which are detailed in Note 1 to the consolidated condensed financial statements presented in Part I, Item 1 of this Report on Form 10-Q.

Results of Operations – Comparison of the three month periods ended September 29, 2007 and September 2, 2006

Due to the change in our fiscal reporting periods, current year financial statements are presented for the three months ended September 29, 2007 and the one month ended June 30, 2007. For the purposes of management’s discussion and analysis, comparative data has been provided for the prior year using the fiscal quarter ending on the date nearest to September 29, which is the three months ended September 2, 2006. Prior year comparative data is not available for the one-month period ended June 30, 2007. The results for the current quarter include the results of our NWR division from the date of acquisition forward.

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended
	September 29,	September 2,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	55.3	56.5

Gross margin	44.7	43.5
Selling, service and administrative	18.7	20.0
Research, development and engineering	13.5	15.4
Write-off of acquired in-process research & development	3.4	—
Insurance recovery	—	(2.1)

Operating income	9.2	10.3
Total other income, net	2.5	4.7

Income before taxes	11.7	14.9
Income tax provision	4.9	4.6

Net income	6.7%	10.3%

Net Sales

Net sales were $82.3 million for the quarter ended September 29, 2007, an increase of $21.9 million or 36% compared to net sales of $60.4 million for the quarter ended September 2, 2007. The overall increase was driven by increases in all three of our product groups, as well as the impact of NWR net sales totaling $5.2 million for the period after the acquisition on July 20, 2007.

Information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	September 29, 2007		September 2, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$38,176	46.4%	$31,884	52.8%
Passive Components (PCG)	23,791	28.9	18,661	30.9
Interconnect/micro-machining (IMG)	20,351	24.7	9,823	16.3

	$82,318	100.0%	$60,368	100.0%

SG sales in the second quarter of fiscal 2008 increased $6.3 million or 20% compared to the first quarter of fiscal 2007, including an increase of $2.6 million resulting from the acquisition of NWR. The remaining net sales increase was primarily due to increased volume sales of our dual-beam UV-based Model 9850.

Second quarter PCG sales increased $5.1 million or 27% compared to sales in the first quarter of fiscal 2007. The rise in PCG net sales was driven by strong demand for our Model 3300 series electrical test systems, and increased penetration in the Asian market, as manufacturers seek to build production capacity for MLCC products. End-market demand for MLCC products has increased for wireless handsets, dual core microprocessors, flat panel displays and automotive electronics.

IMG sales were $20.4 million in the second quarter of fiscal 2008, an increase of $10.6 million or 108% compared to IMG sales of $9.8 million in the first quarter of fiscal 2007, including an increase of $2.6 million resulting from the acquisition of NWR. The remaining increase was led by sales volumes of our Model 5300 series UV laser micro-via drilling systems.

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	September 29, 2007		September 2, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$63,586	77.3%	$43,653	72.3%
Americas	12,930	15.7	13,005	21.5
Europe	5,802	7.0	3,710	6.2

	$82,318	100.0%	$60,368	100.0%

Compared to the first quarter of fiscal 2007, the percentage of net sales to Asia in the current quarter of fiscal 2008 increased by 5 percentage points. The net $19.9 million increase in net sales to Asia was driven primarily by increases in China and Korea resulting from volume increases in net sales of SG products, and increases in Japan due to higher net sales of PCG products. Partially offsetting these increases, the impact of NWR net sales by region reduced our percentage of total net sales to Asia by approximately 2 percentage points, compared to 79.5% percent of total net sales excluding NWR in the second quarter of fiscal 2008.

Gross Profit

Gross profit was $36.8 million (44.7% of net sales) for the second quarter of fiscal 2008 compared to $26.3 million (43.5% of net sales) for the first quarter of fiscal 2007. Cost of sales in the current quarter included $1.1 million in purchase accounting charges, which reduced the gross margin percentage by 1.3 percentage points. Excluding the impact of purchase accounting, the 2.5 percentage point increase in gross profit is due to volume-based manufacturing efficiencies on shipments that increased by $27.8 million or 46%, which includes $6.1 million in NWR shipments compared to first quarter of fiscal 2007.

Operating Expenses

Selling, Service and Administrative Expenses

The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs. Selling, service and administrative expenses were $15.4 million (18.7% of net sales) in the second quarter of fiscal 2008, an increase of $3.3 million compared to $12.1 million (20.0% of net sales) in the first quarter of fiscal 2007. The increase was significantly impacted by the acquisition of NWR, which added $2.6 million in operating expenses. The remaining increase was primarily due to expenses to support higher volume sales and service activity as well as incremental costs related to the acquisition and integration of NWR.

Research, Development and Engineering Expenses

Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. Expenses associated with research, development and engineering totaled $11.1 million (13.5% of net sales) for the second quarter of fiscal 2008, representing a $1.8 million increase from $9.3 million (15.4% of net sales) for the first quarter of fiscal 2007, including an increase of $1.2 million related to the acquisition of NWR. The remaining $0.6 million increase is primarily related to increased project materials and project consulting costs as well as higher professional fees related to patents.

Write-off of In-process Research & Development

At the acquisition date, NWR had in-process research and development valued at $2.8 million and the immediate write-off of this amount has been included in operating expenses for the three-month period ended September 29, 2007. The in-process research and development related to three programs consisting of development on a diode-pumped solid-state LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, the estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value.

Insurance Recovery

In June 2006, the Company received $1.3 million in insurance proceeds for demonstration systems that were destroyed in a fire at a customer’s plant. As the book value of these assets had previously been written off we recorded a gain on the recovery which is included as an offset to operating expenses in the consolidated statement of operations in the first quarter of fiscal 2007.

Interest and Other Income, Net

Net interest and other income was $2.1 million in the second quarter of 2008 compared to $2.8 million in the first quarter of 2007, a decrease of $0.7 million. The decrease was primarily due to a reduction in interest income resulting from lower average invested assets due to the funding of our acquisition of NWR and the impact of our share repurchase program. Our average invested assets were $201.7 million in the second quarter of fiscal 2008 compared to $221.4 million in the first quarter of fiscal 2007. Additionally, during the first quarter of fiscal 2007, we recorded $0.3 million in non-recurring interest income on income tax refunds.

Income Taxes

The income tax provision recorded for the second quarter of fiscal 2008 was $4.1 million on pretax income of $9.6 million, an effective rate of 42%. Comparatively, the income tax provision was $2.1 million on pretax income of $5.9 million in the first quarter of fiscal 2007, an effective tax rate of 36%. Excluding purchase accounting charges of $4.3 million, the effective tax rate would be 29%, as these charges are not deductible for tax return purposes but do reduce pretax income for financial reporting purposes.

The effective tax rate for the third quarter of fiscal 2008 is expected to be approximately 37%. The projected decrease in the effective tax rate results from the reduction in purchase accounting adjustments from $4.3 million in the current quarter to approximately $1.0 million for the third quarter of fiscal 2008. This will result in a reduction in the effective tax rate of approximately 5%. Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns. Based on currently available information, we are not aware of any such discrete events which are likely to occur that would have a materially adverse effect on our financial position, expected cash flows or results of operations. We expect our normalized annual effective tax rate to be approximately 32%, excluding the impact of purchase accounting. We anticipate no significant changes in unrecognized tax benefits in the next 12 months as the result of examinations or lapse of statutes of limitation.

Net Income

Net income for the second quarter of fiscal 2008 was $5.5 million (6.7% of net sales), or $0.20 per basic share and $0.19 per diluted share, compared to a net income of $6.2 million (10.3% of net sales), or $0.21 per share on a basic and fully diluted basis in the first quarter of fiscal year 2007. Net income in the current quarter was impacted by purchase accounting adjustments totaling $4.3 million, which reduced earnings per share by $0.15 per basic and diluted share.

Financial Condition and Liquidity

At September 29, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $179.2 million and accounts receivable of $56.5 million. At September 29, 2007, we had a current ratio of 5.2:1 and no long-term debt. Working capital decreased to $267.0 million at September 29, 2007 from $327.3 million at June 2, 2007, primarily due to the use of cash for the acquisition of NWR and the funding of our share repurchase program.

On July 20, 2007 we completed our acquisition of NWR for approximately $36.2 million including merger-related transaction fees and net of cash acquired.

On March 9, 2007, the Board of Directors authorized the repurchase of up to $50 million in shares of our outstanding common stock beginning April 17, 2007 through transactions in the open market or in negotiated transactions with brokers or shareholders. Through the end of the second quarter of fiscal 2008, we had funded approximately $34.7 million in share repurchases. We suspended purchase transactions under our current share repurchase program effective October 9, 2007. In total, we repurchased a total of approximately 1.7 million shares for $37.3 million. We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations for at least the next twelve months.

As of September 29, 2007, we had a total of $19.6 million invested in auction rate securities. Historically, these securities provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allowed existing investors to either retain their holdings or liquidate their holdings by selling such securities at par. The recent uncertainties in the credit markets have reduced the liquidity of these securities as recent auctions have not been completed. We believe that these securities will ultimately be liquidated in orderly transactions in the future and we do not expect to need to sell these securities to fund our operations in the next twelve months.

Cash flows provided by operating activities totaled $12.3 million in the period from June 3, 2007 through September 29, 2007. Cash totaling $14.5 million was provided by net income adjusted for non-cash items. Other significant factors impacting cash flows from operations included collections on trade receivables, purchases of inventories and increases in current liabilities.

Net trade receivables were $56.5 million at September 29, 2007, compared to $55.7 million at June 2, 2007, an increase of $0.8 million, which includes the acquisition of NWR receivables of $5.5 million. Cash flows from the collection of accounts receivable for the four months ended September 29, 2007 totaled $6.1 million and a higher percentage of shipments were sent mid-quarter, resulting in a greater percentage being collected prior to the end of the period. Days sales outstanding decreased from 71 days at June 2, 2007 to 63 at the end of the current quarter.

Net inventories increased $10.9 million from June 2, 2007 to $91.9 million at September 29, 2007, which includes the acquisition of NWR inventories of $5.5 million. The remaining $5.4 million increase is comprised primarily of an increase in raw materials and work-in-process inventories to meet expected demand for passive component and interconnect products.

Operating cash flows from changes in deferred revenue, net of related changes in shipped systems pending acceptance, totaled $0.6 million.

Payables and current liabilities were $44.3 million at September 29, 2007 compared to $39.3 million at June 2, 2007, and increase of $5.0 million which includes the acquisition of $10.8 million in NWR liabilities. Cash used to settle current liabilities totaled $4.8 million, primarily due to the annual profit sharing payment for fiscal 2007 paid in August.

Cash flows provided by investing activities totaled $12.0 million for the four months ended September 29, 2007. We also generated $51.7 million net in cash and cash equivalents through the maturity and sale of investments in our portfolio of marketable securities. We invested approximately $36.2 million in the acquisition of NWR. Additionally, we invested $2.5 million in property, plant and equipment and other assets.

Cash flows used in financing activities of $22.0 million were comprised of $24.9 million in cash used to settle repurchase transactions for approximately 1.1 million shares of ESI common stock pursuant to the share repurchase program discussed above, partially offset by $2.9 million in proceeds and tax benefits from the exercise of stock options and ESPP purchases for the four months ended September 29, 2007.

Critical Accounting Policies and Estimates

Except as detailed below, we reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for our fiscal year ended June 2, 2007 as filed with the Securities and Exchange Commission on August 15, 2007.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets pursuant to SFAS No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. We will perform our annual impairment test in the fourth quarter of fiscal 2008. SFAS No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized on a straight-line basis over the estimated useful lives of the intangible assets, which range from one to seven years. The valuation of intangibles and their useful lives are subject to change as the purchase price allocations of NWR are still under review.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our 2007 Annual Report on Form 10-K for our fiscal year ended on June 2, 2007. The information regarding liquidity of auction rate securities under the heading “Financial Condition and Liquidity” in Item 2 of Part I of this report is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed the acquisition of NWR on July 20, 2007. In connection with this acquisition, we are currently reviewing our internal control over financial reporting and implementing new processes and procedures to integrate the activities associated with accounting for NWR. We excluded NWR from our assessment of the effectiveness of our internal control over financial reporting as of September 29, 2007

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

All Ring Patent Infringement Prosecution

In August 2005, ESI commenced a proceeding in the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. We alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes our Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). This patent corresponds to our U.S. Patent No. 5,842,579. The patented technology is used in the Model 3340 Multifunction MLCC Tester. The Court issued a Provisional Attachment Order (PAO) in August 2005 and All Ring filed a bond with the Court to obtain relief from the attachment of its assets. In July 2007, pursuant to our application, the Court issued a second PAO and approximately US$6.0 million was restricted in All Ring’s accounts. All Ring appealed the second PAO to the High Court in August 2007 and the High Court revoked the second PAO in September 2007. We have appealed the High Court’s decision and the Supreme Court has not yet ruled on the our appeal. The second PAO remains in effect unless and until the High Court’s ruling becomes final.

Pursuant to the Court’s orders, in October 2005 we were required to post with the Court a Taiwan dollar security bond, which is valued at approximately US$6.9 million and is included in other assets on our consolidated condensed balance sheets. An additional bond amount of US$2.1 million was posted in June 2007 related to the second Provisional Attachment Order.

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester until final judgment is entered in the formal patent infringement action. In October 2007, All Ring filed an application to revoke the Preliminary Injunction Order. We have filed a defense brief responding to the application and the Court has not yet ruled on the application.

In October 2005, we filed a formal patent infringement action against All Ring in the Court. In May 2006, after all parties filed briefs on the topic, the Court appointed an expert to conduct a patent infringement assessment. The Court-appointed expert has completed the assessment of the Capacitor Tester and concluded that it infringes every claim of the 207469 patent. The Court-appointed expert subsequently concluded that All Ring’s RK-T2000 also infringes on every claim of the 207469 patent and that All Ring’s RK-L50 infringes on a number of the claims as well.

In November 2005, All Ring filed a cancellation action against our 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring us to cancel two of the claims in the 207469 patent. No other claims of the patent have been rejected. We filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. We intend to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

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

Our continued success depends, in part, upon key managerial, financial, engineering and technical personnel as well as our ability to continue to attract, retain and assimilate additional personnel. The loss of key personnel could have a material adverse effect on our business or results of operations. We may not be able to retain our key managerial, financial, engineering and technical employees. For example, our Chief Financial Officer retired on September 29, 2007. We have not identified a new Chief Financial Officer at this time. Attracting qualified personnel may be difficult and our efforts to attract and retain these personnel may not be successful. In addition, we may not be able to assimilate qualified personnel, including any new members of senior management, which could disrupt our operations.

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

We recently completed the acquisition of New Wave Research, Incorporated (NWR) and in the future we may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies.

Acquisitions, including the acquisition of NWR, involve numerous risks, many of which are unpredictable and beyond our control, including:

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

Our inability to effectively manage these acquisition risks could materially and adversely affect our business, financial condition and results of operations and could cause us not to realize the anticipated benefits of an acquisition on a timely basis or at all. In addition, if we issue equity securities to pay for an acquisition the ownership percentage of our existing shareholders would be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. In addition, the accounting for acquisitions, including the NWR acquisition, could result in significant charges resulting from amortization of intangible assets related to such acquisitions. We have made, and in the future may make, strategic investments in development stage companies, which investments are subject to a high degree of risk, and therefore it is possible that we could lose our entire investment.

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

We reported a material weakness in our internal control over financial reporting in a prior fiscal year and if additional material weaknesses are discovered in the future, our internal controls over financial reporting could be adversely affected.

In connection with our management’s assessment of the effectiveness of our internal control over financial reporting at the end of the third quarter of fiscal 2007, we concluded that, as of March 3, 2007, our disclosure controls and procedures were not effective in ensuring accurate reporting of financial information due to a material weakness in our processes, procedures and controls related to the review and analysis of inventory cost variances resulting from certain inventory transactions. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

We have taken the steps necessary to remediate the previously identified material weakness. However, the identification of one or more additional material weaknesses in the future could result in material misstatements in our financial reports and could lead us or our auditors to conclude that we do not have effective controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act. This may negatively impact the market’s view of our control environment and, potentially, our stock price.

No market currently exists for auction rate securities we hold and as a result we may not be able to liquidate them for par value, if at all. In addition, if the credit quality of the issuers declines we may have to recognize an impairment with respect to those securities.

As of September 29, 2007, the Company had a total of $19.6 million invested in auction rate securities. These securities historically provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to either retain their holdings or liquidate their holdings by selling such securities at par. The recent uncertainties in the credit markets have reduced the liquidity of these securities as recent auctions have not been completed. As such, we have reclassified these securities, which were previously included in current assets, as long-term marketable securities on our consolidated condensed balance sheet at September 29, 2007. We believe that these securities will ultimately be liquidated in orderly transactions at an amount equal to the cost of the assets. However, if we need to liquidate the securities in the near future or if no orderly liquidation occurs, we may not be able liquidate these securities at par or at all, which could impair our liquidity. In addition, while these investments continue to be of high credit quality and the respective credit ratings of the securities issuers have not been lowered, if their credit quality decreases or such credit ratings decline we may have to recognize an impairment to the value of the securities, which could harm our financial results. It is possible that continued uncertainty in the credit markets could also impact the liquidity of our other investments and cash equivalents, which could impair our liquidity or require us to recognize an impairment to the value of those investments, which could harm our business.

Our tax rates are subject to fluctuation, which could impact our financial position, and our estimates of tax liabilities may be subject to audit, which could result in additional assessments.

Our effective tax rates are subject to fluctuation as the income tax rates for each year are a function of: (a) taxable income levels and the effects of a mix of profits (losses) earned by ESI and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates, (b) our ability to utilize recorded deferred tax assets, (c) taxes, interest or penalties resulting from tax audits, (d) the magnitude of various credits and deductions as a percentage of total taxable income and (e) changes in tax laws or the interpretation of such tax laws. Changes in the mix of these items may cause our effective tax rates to fluctuate between periods, which could have a material adverse effect on our financial position.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. During the ordinary course of business there are transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is exercised in determining our world wide provisions for income taxes. Furthermore, we are occasionally under audit by tax authorities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and examinations and the impact of changes in tax laws or the interpretation of tax laws could result in material differences from what is reflected in historical income tax accruals. For example, we recorded an additional $1.0 million of income taxes payable in the fourth quarter of fiscal 2007 due to new technical guidance from the Internal Revenue Service regarding foreign sales and leasing income. If additional taxes are assessed as a result of an examination, a material effect on our financial results, tax positions or cash flows could occur in the period or periods in which the determination is made.

Item 2.	Issuer Purchases of Equity Securities

On March 9, 2007, the Board of Directors authorized the repurchase of up to $50 million in shares of our outstanding common stock beginning April 17, 2007 through transactions in the open market or in negotiated transactions with brokers or shareholders. During the four months ended September 29, 2007, we repurchased 1,124,578 shares at an average price of $22.34. The following table sets forth information about the share repurchase transactions in accordance with SEC Regulation S-K, Item 703:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
6/3/07 to 6/30/07	300,000	$21.07	300,000	$33,248,095
7/1/07 to 8/4/07	329,174	$22.23	329,174	$25,929,302
8/5/07 to 9/1/07	258,400	$22.77	258,400	$20,045,757
9/2/07 to 9/30/07	237,004	$23.62	237,004	$14,447,280

Total	1,124,578	$22.34	1,124,578	$14,447,280

On October 9, 2007, the Company suspended purchase transactions under its share repurchase program. In total, the Company repurchased approximately 1.7 million shares for $37.3 million since April 17, 2007.

Item 5.	Other Information

Shareholder Proposals not in the Company’s Proxy Statement

We held our last annual meeting of shareholders on October 25, 2007. As a result of the change in our fiscal year, our next annual meeting of shareholders will be held more than 30 days before the anniversary date of our last annual meeting. In the definitive proxy statement for our October 25, 2007 meeting, filed September 6, 2007, we advised our shareholders that we expected to hold our next annual meeting of shareholders on August 21, 2008. The Company has now determined that our next annual meeting of shareholders will be held on August 5, 2008. Accordingly, under the guidelines described below, any notice relating to a shareholder proposal for the 2008 annual meeting, to be timely, must be received by the Company between April 7, 2008 and May 7, 2008.

Shareholders wishing to present proposals for action at this annual meeting or at another shareholders’ meeting must do so in accordance with the Company’s Bylaws. A shareholder must give timely notice of the proposed business to the Secretary. To be timely, a shareholder’s notice must be in writing and delivered to the secretary not less than 90 days nor more than 120 days prior to the anniversary date of the proxy statement for the prior year’s annual meeting of shareholders; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed (other than as a result of adjournment or postponement) by more than 70 days from the anniversary of the previous year’s annual meeting, notice by the shareholder, to be timely, must be received by the Secretary no earlier than 120 days before such annual meeting and no later than the later of 90 days before such annual meeting or 10 days following the day on which public announcement of the date of the meeting was first made. A shareholder proposal must include the information specified in the Company’s Bylaws, and a copy of the relevant provisions of the Bylaws will be provided to any shareholder upon written request to the Company’s Secretary. The chairman of the meeting may, if the facts warrant, determine and declare that the business was not properly brought before the meeting in accordance with the Company’s Bylaws.

Shareholders who wish to submit a shareholder proposal should do so in writing addressed to the Board of Directors, c/o Chairman of the Board, Electro Scientific Industries, Inc., 13900 NW Science Park Drive, Portland, Oregon 97229-5497.

Shareholder Proposals in the Company’s Proxy Statement

Shareholders wishing to submit proposals for inclusion in the Company’s proxy statement for the 2008 annual meeting of shareholders must submit the proposals for receipt by the Company not later than February 29, 2008.

Item 6.	Exhibits

This list is intended to constitute the exhibit index.

2.1	Agreement and Plan of Merger dated as of July 4, 2007, by and among the Company, New Wave Research, Incorporated, Neptune Merger Corp. and the Security holder Representative. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 25, 2007.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10.1	Separation and Release Agreement, dated July 27, 2007, between the Company and John Metcalf. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 2, 2007.

10.2	2004 Stock Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2007	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Interim Chief Financial Officer,
Corporate Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)