Form 10-Q
period 2007-12-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2008-01-25
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

The number of shares outstanding of the Registrant’s Common Stock at January 24, 2008 was 27,887,825 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 29, 2007	June 2, 2007
Assets
Current assets:
Cash and cash equivalents	$152,997	$100,462
Marketable securities	7,584	124,607

Total cash and securities	160,581	225,069
Trade receivables, net of allowances of $760 and $626	59,986	55,722
Inventories	88,934	80,981
Shipped systems pending acceptance	10,368	1,817
Deferred income tax asset, net	10,179	9,504
Prepaid and other current assets	8,722	5,776

Total current assets	338,770	378,869
Long-term marketable securities	21,727	3,622
Property, plant and equipment, net of accumulated depreciation of $66,017 and $58,701	45,792	43,859
Deferred income tax asset, net	8,373	11,246
Goodwill	11,541	1,442
Acquired intangible assets, net of accumulated amortization of $1,310 and $0	11,001	—
Other assets	35,938	26,630

Total assets	$473,142	$465,668

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12,215	$13,826
Accrued liabilities	26,307	25,465
Deferred revenue	24,751	12,290

Total current liabilities	63,273	51,581
Income tax liability	7,598	5,757
Commitments and contingencies
Shareholders' equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 27,837 and 28,766 shares issued and outstanding	142,612	162,719
Retained earnings	259,156	245,546
Accumulated other comprehensive income	503	65

Total shareholders' equity	402,271	408,330

Total liabilities and shareholders' equity	$473,142	$465,668

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	December 29, 2007	December 2, 2006	December 29, 2007	December 2, 2006
Net sales	$77,286	$59,301	$159,604	$119,669
Cost of sales	41,602	35,027	87,111	69,130

Gross profit	35,684	24,274	72,493	50,539
Operating expenses:
Selling, service and administration	15,978	12,023	31,358	24,074
Research, development and engineering	11,508	9,617	22,601	18,921
Write-off of acquired in-process research & development	—	—	2,800	—
Insurance recoveries	—	(1,000)	—	(2,287)

	27,486	20,640	56,759	40,708

Operating income	8,198	3,634	15,734	9,831
Interest and other income, net	1,856	2,278	3,916	5,090

Income before income taxes	10,054	5,912	19,650	14,921
Provision for income taxes	3,392	2,123	7,458	4,930

Net income	$6,662	$3,789	$12,192	$9,991

Net income per share - basic	$0.24	$0.13	$0.44	$0.34

Net income per share - fully diluted	$0.24	$0.13	$0.43	$0.34

Weighted average number of shares - basic	27,817	29,128	27,989	29,102

Weighted average number of shares - fully diluted	28,238	29,522	28,452	29,303

The accompanying notes are an integral part of these statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	For the six months ended		For the seven months ended
	December 29, 2007	December 2, 2006	December 29, 2007
Cash flows from operating activities:
Net income	$12,192	$9,991	$13,610
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,944	4,093	5,625
Amortization of intangible assets	1,310	15	1,310
Write-off of in-process research & development	2,800	—	2,800
Insurance recovery on damaged equipment	—	(1,287)	—
Stock-based compensation expense	2,182	1,488	2,377
Provision for doubtful accounts	—	104	—
Loss on disposal of property and equipment	34	—	35
Deferred income taxes	(54)	2,947	(54)
Changes in operating accounts, net of assets acquired:
(Increase) decrease in trade receivables, net	(2,673)	(5,350)	2,237
Decrease in inventories	(52)	(11,740)	(4,797)
(Increase) decrease in shipped systems pending acceptance	(8,242)	749	(8,551)
(Increase) decrease in prepaid and other current assets	1,178	(2,843)	857
Increase (decrease) in accounts payable and other liabilities	(10,136)	2,470	(8,105)
Increase (decrease) in deferred revenue	10,604	(77)	10,858

Net cash provided by operating activities	14,087	560	18,202
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,284)	(5,718)	(3,850)
Purchase of securities	(277,309)	(281,840)	(310,750)
Proceeds from sales of securities and maturing securities	353,526	303,512	409,580
Cash paid for acquisition of NWR, net of cash acquired	(36,159)	—	(36,159)
Minority equity investment	—	(11,000)	—
Insurance recovery on damaged equipment	—	1,287	—
(Increase) decrease in other assets	1,022	1,099	(1,178)

Net cash provided by investing activities	37,796	7,340	57,643
Cash flows from financing activities:
Proceeds from exercise of stock options and stock plans	3,373	1,370	3,520
Share repurchases	(21,552)	—	(27,540)
Excess tax benefits realized from stock options exercised	710	40	710

Net cash provided by (used in) financing activities	(17,469)	1,410	(23,310)

Net increase in cash and cash equivalents	34,414	9,310	52,535
Cash and cash equivalents:
Beginning of period	118,583	79,961	100,462

End of period	$152,997	$89,271	$152,997

Supplemental cash flow information:
Income tax refunds received	$133	$331	$133
Cash paid for income taxes	(7,940)	(939)	(7,940)

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

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, the Company’s fiscal year 2008 will consist of approximately a ten month period containing 43 weeks ending on March 29, 2008. The Company has elected to file its interim financial statements in Quarterly Reports on Form 10-Q based on the reporting periods in its new fiscal year ending March 29, 2008. In order to conform to the prospective reporting periods in our new fiscal year, we refer to the three months ended December 29, 2007 as the third quarter of fiscal 2008. The current year financial statements are presented for the three months and six months ended December 29, 2007. Due to the implementation of its enterprise resource system in the fourth quarter of fiscal 2006, the Company performed full close and reporting procedures on a fiscal quarter basis only during fiscal 2007 and comparative data for the three months and six months ended December 30, 2006 are not available and are not cost beneficial to prepare. As such, comparative data has been provided for the prior year using the three-month and six-month results for the financial reporting period ending on the date nearest to December 29, which is the second quarter of fiscal 2007 ended December 2, 2006. The Company believes that the second quarter of fiscal 2007 and related six-month results provide a meaningful comparison to the three-month and six-months period ending December 29, 2007. The Company does not believe that there are any meaningful factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three months and six months ended December 30, 2006 were presented in lieu of results for the second quarter of fiscal 2007 and the six months ended December 2, 2006.

The consolidated condensed statement of operations in this report for the six months ended December 29, 2007 does not present amounts included in fiscal 2008 year-to-date results of operations for the four weeks ending June 30, 2007, which are detailed as follows (in thousands):

Net sales	$16,961
Cost of sales	8,886

Gross profit	8,075
Selling, service and administration	3,745
Research, development and engineering	2,886

Operating income	1,444
Interest and other income, net	816

Income before income taxes	2,260
Provision for income taxes	842

Net income	$1,418

Net income per share - basic and diluted	$0.05

Certain reclassifications have been made in the accompanying consolidated condensed financial statements for prior periods to conform to the current presentation.

During the third quarter of fiscal 2007, the Company revised its results of operations for the first quarter of fiscal 2007 for certain immaterial corrections and the amounts presented for the six months ended December 2, 2006 in the consolidated condensed financial statements and related notes are the revised amounts, as shown in the table below:

	Six months ended December 2, 2006
(in thousands, except per share amounts)	As Reported	Adjustment	As Revised
Consolidated Condensed Statement of Operations:
Net sales	$119,465	$204	$119,669
Cost of sales	67,910	1,220	69,130

Gross profit	51,555	(1,016)	50,539
Selling, service and administration	24,181	(107)	24,074
Research, development and engineering	18,921	—	18,921
Insurance recovery	(2,287)	—	(2,287)

Operating income	10,740	(909)	9,831
Interest and other income, net	5,188	(98)	5,090

Income before income taxes	15,928	(1,007)	14,921
Provision for income taxes	5,367	(437)	4,930

Net income	$10,561	$(570)	$9,991

Net income per share - basic and diluted	$0.36	$(0.02)	$0.34

As shown in the table above, the revisions to the first quarter of fiscal year 2007 include the following:

•	Increase in net sales of $0.2 million related to deferral of the fair value of certain undelivered elements and the timing of recording credit memos issued to certain customers;

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

Based on the above adjustments, the net cash used in operating activities presented in the consolidated condensed statement of cash flows for the six months ended December 2, 2006 decreased by $0.7 million and net cash provided by investing activities increased by $0.7 million.

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

The Company acquired 100% of NWR’s outstanding common stock for approximately $36.2 million, comprised of $34.9 million in cash and merger-related transaction costs of $1.3 million. The contractual purchase price of $36.0 million was reduced by $1.1 million related to certain net working capital adjustments and indemnity payments agreed to prior to closing. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, a valuation specialist’s report on intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes, including the finalization of purchase price adjustments for payments to former NWR shareholders relating to the amount of NWR’s net working capital on the date of acquisition, the resolution of various tax-related matters and liabilities and additional merger-related transaction costs. In the third quarter of fiscal 2008, the Company reduced its acquired value-added tax liability and its deferred tax valuation allowance required for net operating losses, resulting in the reduction in goodwill of approximately $1.3 million.

The following table presents the preliminary allocation of the purchase price of $36.2 million to the assets acquired and liabilities assumed based on their fair values (in thousands):

Accounts receivable	$5,437
Inventory	6,110
Prepaid expense and other current assets	3,457
Property, plant and equipment	2,579
Intangible assets	12,311
In-process research & development	2,800
Goodwill	10,099
Other long-term assets	1,129
Accounts payable and accrued liabilities	(11,100)
Deferred revenue (1)	(1,603)

Net assets acquired	31,219
Escrow deposits pending disbursement (2)	4,940

Total purchase price, net of cash acquired	$36,159

(1)	The amount recorded for deferred revenue represents the fair value of the remaining obligation assumed related to custom acceptance criteria and remaining revenue on extended warranties.

(2)	The final disbursement of escrow deposits will increase the goodwill recorded in the acquisition by the amount of the disbursement. This amount is included in other long-term assets at December 29, 2007.

The following table presents the details of the intangible assets purchased in the NWR acquisition as of July 20, 2007 and accumulated amortization to date at December 29, 2007 (in thousands):

	Useful life	Estimated Fair Value at Acquisition	Accumulated Amortization	Recorded value at December 29, 2007
Developed technology	7 years	$8,100	$(511)	$7,589
Customer relationships	6 years	2,700	(341)	2,359
Customer backlog	1 year	700	(309)	391
Trade name and trademarks	3 years	400	(59)	341
Change of control agreements	1 year	100	(44)	56
Fair value of below-market lease (non-current portion)	3.8 years	311	(46)	265

Subtotal – long term		12,311	(1,310)	11,001
Fair value of below-market lease (current portion)		110	—	110

Total acquired intangible assets		$12,421	$(1,310)	$11,111

Amortization expense for intangible assets purchased in the NWR acquisition was approximately $0.7 and $1.3 million for the three-month and six-month periods ended December 29, 2007, respectively, and has been recorded in the consolidated condensed statement of operations as follows (in thousands):

	Three months ended December 29, 2007	Six months ended December 29, 2007
Cost of sales	$289	$511
Selling, service and administration	454	799

	$743	$1,310

The estimated amortization expense of intangible assets purchased in the NWR acquisition for the current fiscal year, including amounts amortized to date, and in future years is as follows (in thousands):

Fiscal Year	Amortization
2008	$2,052
2009	2,330
2010	1,954
2011	1,734
2012	1,472
2013	1,325
2014	1,197
2015	357

$12,421

At the acquisition date, NWR had in-process research and development valued at $2.8 million and the immediate write-off of this amount has been included in operating expenses for the six-month period ended December 29, 2007. The in-process research and development related to three programs consisting of development on a diode-pumped solid-state LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. The current estimated commercialization dates for these products ranges from May 2008 to November 2008. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, the estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value.

Purchase accounting adjustments were made to record inventory at fair value on the date of acquisition. These adjustments resulted in $0.2 million in additional purchase accounting charges to cost of sales in the third quarter of fiscal 2008 and $1.1 in the six months ended December 29, 2007.

The NWR results of operations are included in our consolidated financial statements from the date of acquisition forward. The NWR acquisition was not significant, as defined in Regulation S-X of the Securities and Exchange Commission, compared to our overall financial position. Accordingly, pro forma financial statements of the combined entities are not presented.

Note 3 – Marketable Securities

As of December 29, 2007, the Company had a total of $19.6 million invested in auction rate securities. These securities historically provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allows existing investors to either retain or liquidate their holdings by selling such securities at par. The recent uncertainties in the credit markets have reduced the liquidity of these securities as recent auctions have not been completed. In the second quarter of fiscal 2008, the Company determined that these securities should be reclassified to long-term marketable securities on the consolidated condensed balance sheet. The Company has the intent and ability to hold these securities until they reach maturity or are redeemed by the issuers and accrued interest income continues to be received when due. As such, the Company has determined that there has been no permanent impairment of the value of these securities and that their par value approximates fair value. Thus, no unrealized gain or loss has been recorded in other comprehensive income or in the condensed consolidated statement of operations.

Note 4 – Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (on a first-in, first-out basis) or market. Components of inventories were as follows (in thousands):

	December 29, 2007	June 2, 2007
Raw materials and purchased parts	$54,152	$50,021
Work-in-process	19,816	19,170
Finished goods	14,966	11,790

	$88,934	$80,981

Note 5 – Other Assets

Other assets consisted of the following (in thousands):

	December 29, 2007	June 2, 2007
Patents, net	$153	$188
Consignment and demo equipment, net	9,866	7,516
Minority equity investment	11,000	11,000
All-Ring patent suit court bond	9,084	6,901
Acquisition escrow deposit	4,940	—
Other	895	1,025

	$35,938	$26,630

As discussed in Note 15, in June 2007, the Company paid an additional $2.1 million to increase its Taiwan dollar security bond posted with the Kaohsiung Court in Taiwan related to the filing of a patent infringement suit against All Ring Tech Co., Ltd. in that jurisdiction.

As discussed in Note 2, escrow deposits totaling $4.9 million related to the NWR acquisition are included in other assets pending final disbursement.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 29, 2007	June 2, 2007
Payroll-related	$9,947	$11,391
Product warranty	3,876	3,893
Income taxes payable	2,268	2,961
Value-added taxes payable	2,243	648
Other	7,973	6,572

	$26,307	$25,465

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

Following is a reconciliation of the change in the aggregate accrual for product warranty for the three months ended December 29, 2007 and December 2, 2006 (in thousands):

	Three months ended
	December 29, 2007	December 2, 2006
Product warranty accrual, beginning	$4,424	$3,766
Warranty charges incurred, net	(2.448)	(1,196)
Provision for warranty charges	1,900	1,125

Product warranty accrual, ending	$3,876	$3,695

Following is a reconciliation of the change in the aggregate accrual for product warranty for the six months ended December 29, 2007 and December 2, 2006 and the seven months ended December 29, 2007 (in thousands):

	Six months ended		Seven months ended December 29, 2007
	December 29, 2007	December 2, 2006
Product warranty accrual, beginning	$3,630	$3,716	$3,893
NWR warranty reserve acquired	774	—	774
Warranty charges incurred	(2,895)	(2,573)	(3,746)
Provision for warranty charges	2,367	2,552	2,955

Product warranty accrual, ending	$3,876	$3,695	$3,876

Note 8 – Deferred Revenue

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

The following is a reconciliation of the changes in deferred revenue for the three months ended December 29, 2007 and December 2, 2006 (in thousands):

	Three months ended
	December 29, 2007	December 2, 2006
Deferred revenue, beginning	$19,365	$12,159
Revenue deferred	16,574	7,952
Revenue recognized	(11,188)	(6,867)

Deferred revenue, ending	$24,751	$13,244

The following is a reconciliation of the changes in deferred revenue for the six months ended December 29, 2007 and December 2, 2006 and the seven months ended December 29, 2007 (in thousands):

	Six months ended		Seven months ended December 29, 2007
	December 29, 2007	December 2, 2006
Deferred revenue, beginning	$12,544	$13,321	$12,290
NWR deferred revenue acquired	1,603	—	1,603
Revenue deferred	30,579	13,484	32,577
Revenue recognized	(19,975)	(13,561)	(21,719)

Deferred revenue, ending	$24,751	$13,244	$24,751

Note 9 – Earnings Per Share

The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings per share (EPS) for the three months ended December 29, 2007 and December 2, 2006 (in thousands):

	Three months ended December 29, 2007		Three months ended December 2, 2006
	Net Income	Shares	Net Income	Shares
Net income available to common shareholders – basic	$6,662	27,817	$3,789	29,128
Effect of dilutive shares	—	421	—	394

Net income available to common shareholders – diluted	$6,662	28,238	$3,789	29,522

The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings per share (EPS) for the six months ended December 29, 2007 and December 2, 2006 (in thousands):

	Six months ended December 29, 2007		Six months ended December 2, 2006
	Net Income	Shares	Net Income	Shares
Net income available to common shareholders – basic	$12,192	27,989	$9,991	29,102
Effect of dilutive shares	—	463	—	201

Net income available to common shareholders – diluted	$12,192	28,452	$9,991	29,303

In the diluted EPS calculations for the three months ended December 29, 2007 and December 2, 2006, employee stock options representing approximately 2,561,000 and 2,748,000 common stock equivalent shares, respectively, were excluded because inclusion would have had an antidilutive effect. In the diluted EPS calculation, approximately 2,538,000 and 2,720,000 antidilutive shares, respectively, were excluded for the six months ended December 29, 2007 and December 2, 2006.

Note 10 – Comprehensive Income

The components of comprehensive income, net of tax, for the three months and six months ended December 29, 2007 and December 2, 2006 are as follows (in thousands):

	Three months ended
	December 29, 2007	December 2, 2006
Net income	$6,662	$3,789
Other comprehensive income	4	(6)
Foreign currency translation adjustment	49	406
Net unrealized gain on securities classified as available for sale	1	231

	$6,716	$4,420

The components of comprehensive income, net of tax, for the six months ended December 29, 2007 and December 2, 2006 are as follows (in thousands):

	Six months ended
	December 29, 2007	December 2, 2006
Net income	$12,192	$9,991
Other comprehensive income	9	(11)
Foreign currency translation adjustment	382	222
Net unrealized gain (loss) on securities classified as available for sale	(134)	494

	$12,449	$10,696

Note 11 - Share Repurchase Program

On March 9, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million in shares of the Company’s outstanding common stock beginning April 17, 2007 through transactions in the open market or in negotiated transactions with brokers or shareholders. During the three months ended December 29, 2007, approximately 72,000 shares were repurchased at a total purchase price of $1.8 million. Approximately 897,000 shares were purchased in the six months ended December 29, 2007 at a total purchase price of $20.6 million. Cash used to settle the repurchase transactions in the six months ended December 29, 2007 totaled $21.6 million, including $1.0 million for amounts owed on the unsettled repurchase transactions at June 30, 2007. On October 9, 2007, the Company suspended purchase transactions under its share repurchase program. In total, the Company repurchased approximately 1.7 million shares for $37.3 million under this share repurchase program at an average price per share of $21.96.

On January 22, 2008, the Company’s Board of Directors voted to resume the previous $50 million share repurchase program. Accordingly, the Board of Directors has authorized the repurchase of up to $12.7 million in shares of the Company’s outstanding common stock over a six-month period beginning January 29, 2008 through transactions in the open market or in negotiated transactions with brokers or shareholders.

Note 12 – Stock Based Compensation Plans

The Company uses the Black-Scholes model to estimate the fair value of all stock-based compensation awards on the date of grant, except for unvested stock awards which are valued at the fair market value on the date of award. The Company generally recognizes compensation expense for options and unvested stock awards on a straight-line basis over the requisite service period of each award.

Stock-based compensation was included in our consolidated statements of operations as follows (in thousands):

	Three months ended
	December 29, 2007	December 2, 2006
Cost of sales	$169	$172
Selling, service, and administration	685	506
Research, development, and engineering	284	233
Stock-based compensation expense before income taxes	1,138	911
Income tax benefit	(360)	(74)

Total stock-based compensation expense after income taxes	$778	$837

	Six months ended
	December 29, 2007	December 2, 2006
Cost of sales	$299	$280
Selling, service, and administration	1,387	850
Research, development, and engineering	496	358

Stock-based compensation expense before income taxes	2,182	1,488
Income tax benefit	(643)	(174)

Total stock-based compensation expense after income taxes	$1,539	$1,314

The total amount of cash received from the exercise of stock options and stock plans for the three and six months ended December 29, 2007 was $1.3 million and $3.4 million, respectively. For the six months ended December 29, 2007, there was $0.7 million in excess tax benefit realized from the exercise of stock options and ESPP purchases. There was no material excess tax benefit realized in the three months ended December 29, 2007. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

As of December 29, 2007, no stock-based compensation costs were capitalized and the Company had $12.3 million of total unamortized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted-average period of 2.9 years.

At December 29, 2007, the Company had 9,668,442 shares of its common stock reserved for issuance under all of its plans combined. Of those shares, 4,527,155 are subject to issuance under currently outstanding stock options and stock awards and 5,141,287 shares are available for future grants. The weighted-average fair-value of stock-based compensation awards, including stock option awards granted and vested during the period, unvested stock awards granted during the period and the intrinsic value of stock options exercised during the period were (in thousands, except per share data):

	Three months ended
	December 29, 2007	December 2, 2006
Stock Option Awards:
Grant date fair value per share	$—	$9.40
Total fair value of options granted	—	940
Total fair value of options vested	66	530
Total intrinsic value of options exercised	65	80
Unvested Stock Awards:
Grant date fair value per share	$22.73	$20.49
Total fair value of awards granted	1,023	201
Employee Stock Purchase Plan:
Grant date fair value per share	$6.80	$6.63
Total grant date fair value	415	1,455

	Six months ended
	December 29, 2007	December 2, 2006
Stock Option Awards:
Grant date fair value per share	$10.82	$9.40
Total fair value of options granted	1,780	940
Total fair value of options vested	765	980
Total intrinsic value of options exercised	580	103
Unvested Stock Awards:
Grant date fair value per share	$22.73	$18.81
Total fair value of awards granted	9,442	1,947
Employee Stock Purchase Plan:
Grant date fair value per share	$6.76	$6.36
Total grant date fair value	479	1,842

Information with respect to stock option activity for the seven months ended December 29, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 2, 2007	4,292,422	$25.03
Granted	164,499	$20.06
Exercised	(151,431)	$19.12
Expired or forfeited	(340,982)	$22.34

Outstanding as of December 29, 2007	3,964,508	$25.28	5.96 years	$2,392

Vested and expected to vest as of December 29, 2007	3,933,310	$25.31	5.93 years	$2,372

Exercisable as of December 29, 2007	3,699,567	$25.61	5.74 years	$2,177

Information with respect to unvested stock awards activity for the seven months ended December 29, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value (in thousands)
Outstanding as of June 2, 2007	223,194	$20.01
Granted	416,841	$22.73
Vested	(57,938)	$24.32
Expired or forfeited	(19,450)	$22.78

Outstanding as of December 29, 2007	562,647	$21.81	2.56 years	$11,253

Note 13 – Geographic and Product Information

Net sales by product type for the three months ended December 29, 2007 and December 2, 2006 were as follows (in thousands):

	Three months ended
	December 29, 2007	December 2, 2006
Semiconductor Group	$39,691	$29,440
Passive Component Group	18,767	15,892
Interconnect Micro-Machining Group	18,828	13,969

	$77,286	$59,301

Net sales by product type for the six months ended December 29, 2007 and December 2, 2006 were as follows (in thousands):

	Six months ended
	December 29, 2007	December 2, 2006
Semiconductor Group	$77,867	$61,324
Passive Component Group	42,558	34,553
Interconnect Micro-Machining Group	39,179	23,792

	$159,604	$119,669

Net sales by geographic area, based on the location of the end user, for the three months ended December 29, 2007 and December 2, 2006 were as follows (in thousands):

	Three months ended
	December 29, 2007	December 2, 2006
Asia	$54,614	$43,165
Americas	14,937	11,727
Europe	7,735	4,409

	$77,286	$59,301

Net sales by geographic area, based on the location of the end user, for the six months ended December 29, 2007 and December 2, 2006 were as follows (in thousands):

	Six months ended
	December 29, 2007	December 2, 2006
Asia	$118,201	$86,818
Americas	27,866	24,732
Europe	13,537	8,119

	$159,604	$119,669

Note 14 – Insurance Recoveries

In November 2006, the Company settled litigation related to insurance coverage for the shareholder and derivative lawsuits related to the restatement of financial results announced in 2003 and recorded a gain of $1.0 million in the second quarter of fiscal 2007. All related costs were expensed as incurred in prior periods.

In June 2006, the Company received $1.3 million in insurance proceeds for demonstration systems that were destroyed in a fire at a customer’s plant. As the book value of these assets had previously been written off, the Company recorded a gain on the recovery which is included as an offset to operating expenses in the consolidated condensed statement of operations.

Note 15 – Legal Proceeding

All Ring Patent Infringement Prosecution

In August 2005, the Company commenced a proceeding in the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. The Company alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes ESI’s Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). This patent corresponds to ESI’s U.S. Patent No. 5,842,579. The patented technology is used in the Model 3340 Multifunction MLCC Tester. The Court issued a Provisional Attachment Order (PAO) in August 2005 and All Ring filed a bond with the Court to obtain relief from the attachment of its assets. In July 2007, pursuant to the Company’s application, the Court issued a second PAO and approximately US$6.0 million was restricted in All Ring’s accounts. All Ring appealed the second PAO to the High Court in August 2007 and the High Court revoked the second PAO in September 2007. The Company appealed the High Court’s decision to the Supreme Court. The Supreme Court granted the Company’s appeal in January 2008 and revoked the High Court’s decision. The second PAO remains in effect and cannot be revoked.

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester until final judgment is entered in the formal patent infringement action. In October 2007, All Ring filed an application to revoke the Preliminary Injunction Order. The Court dismissed All Ring’s application on January 18, 2008.

Pursuant to the Court’s orders, in October 2005 the Company was required to post a Taiwan dollar security bond with the Court. An additional bond amount of US$2.1 million was posted in June 2007 related to the second Provisional Attachment Order. The total security bond is valued at approximately US$9.1 million and is included in other assets on the Company’s consolidated condensed balance sheets at December 29, 2007.

In November 2007, All Ring filed with the Hsinchu District Court an application for a reverse Preliminary Injunction Order to allow All Ring to continue to manufacture, produce, sell, display, import, or export the Capacitor Tester, and the Company submitted a defense brief in December 2007. All Ring’s application has not yet been ruled upon.

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

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring the Company to cancel two of the claims in the 207469 patent. No other claims of the patent have been rejected. The Company filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. An interview with the Examiner is set for January 28, 2008. The Company intends to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

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

As of June 3, 2007, the total gross amount of reserves for income taxes, which is reported as non-current income tax liabilities, was $5.8 million. Any future adjustments to reserves for income taxes will be recorded as an increase or decrease to provision for income taxes and would impact the effective tax rate. In addition, interest is accrued related to reserves for income taxes and penalties in the provision for income taxes. The gross amount of interest accrued as of the beginning of our 2008 fiscal year was $0.3 million.

As of December 29, 2007, the total gross amount of reserves for income taxes was $8.6 million with $7.6 million reported as non-current income tax liability and $1.0 million as income tax payable. The reserve for income taxes includes $0.4 million of accrued interest and $0.6 million in penalties. The increase in income tax reserves from June 2, 2007 is primarily due to the inclusion of the NWR tax reserves. Any future adjustments to the reserves related to the NWR acquisition would be reflected as an adjustment to goodwill and would not impact the effective tax rate. The Company anticipates no significant changes in unrecognized tax benefits in the next 12 months as the result of examinations or lapse of statutes of limitation.

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

Note 17 - New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159),” which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively to business combinations with an acquisition date on or after the date of adoption. The Company has not yet determined the impact that the elective adoption of SFAS 159 may have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 requires that transactions between an entity and non-controlling interests are treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company currently owns 100% of each of its subsidiaries and as such, adoption of SFAS 160 is not expected to have a significant impact on its financial position and results of operations.

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

Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of multi-layer ceramic capacitors (MLCCs) and other passive components, as well as original equipment manufacturer machine vision products.

Acquisition of New Wave Research, Incorporated

On July 20, 2007, we acquired New Wave Research, Incorporated (“NWR”), a privately-held company headquartered in Fremont, California. NWR is a global leader in the development of high-end lasers and laser-based systems and its products are used in the semiconductor market for sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging our combined core competencies into adjacent markets and driving revenue growth and shareholder value.

We acquired 100% of NWR’s outstanding common stock for approximately $36.2 million, comprised of $34.9 million in cash and merger-related transaction costs of $1.3 million. The contractual purchase price of $36.0 million was reduced by $1.1 million related to certain net working capital adjustments and indemnity payments agreed upon prior to closing. The results for the second and third quarters include the results of our NWR division from the date of acquisition forward.

Purchase accounting charges for the three-month and six-month periods ended December 29, 2007 were as follows (in thousands):

	Three months ended December 29, 2007	Six months ended December 29, 2007
Cost of sales	$515	$1,625
Selling, service and administration	542	919
Research, development and engineering	(24)	(24)
Write-off of in-process research & development	—	2,800

	$1,033	$5,320

Purchase accounting charges recorded in cost of sales related to the fair value adjustments to acquired inventory and amortization of acquired intangibles. Purchase accounting charges included in operating expenses for the three-month and six-month periods ended December 29, 2007 were $0.5 million and $3.7 million, respectively, for the amortization of acquired intangibles, adjustments to the depreciable value of property, plant & equipment and the write-off of $2.8 million of in-process research & development. See further discussion of in-process research & development below in the discussion of expenses to compared to the prior year.

Change in Fiscal Reporting Periods

On July 3, 2007, our Board of Directors approved a change in our reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, our fiscal year 2008 will consist of approximately a ten-month period containing 43 weeks ending on March 29, 2008. We have elected to file our interim financial statements in Quarterly Reports on Form 10-Q based on the reporting periods of our new fiscal year ending March 29, 2008. In order to conform to the prospective reporting periods in our new fiscal year, we refer to the three months ended December 29, 2007 as the third quarter of fiscal 2008. Due to the implementation of our enterprise resource system in the fourth quarter of fiscal 2006, we performed full close and reporting procedures on a fiscal quarter basis only during fiscal 2007. Accordingly, comparative data for the three months and six months ended December 30, 2006 is not available and is not cost beneficial to prepare. We believe that the first two quarters of fiscal 2007, comprised of the three months and six months ended December 2, 2006, provides a meaningful comparison to the second and third quarters of fiscal 2008. We do not believe that there are any meaningful factors, seasonal or otherwise, that would impact the comparability of information or trends, if the results for the three and six months ended December 30, 2006 were presented in lieu of results for the first and second quarters of fiscal 2007.

Summary of Sequential Quarterly Results

The semiconductor industry has recently experienced falling prices that have limited the profitability of memory producers. This has resulted in a decrease in capital expenditures by the semiconductor industry. Despite this slowing within our semiconductor market, the third quarter of fiscal 2008 reflected strong demand driven by successful introduction of new products. Orders increased slightly to $74.6 million compared to $74.4 million in the prior quarter. A significant sequential increase in orders for our semiconductor group was substantially offset by decreases in our interconnect/micro-machining and passive component groups.

Orders for our semiconductor group products increased by 61% compared to the second quarter of fiscal 2008. A portion of the increase was due to the timing of orders, which were lower in the second quarter due to specific large orders received in the four weeks preceding that quarter. In addition, we experienced continued strength in demand for our semiconductor group products, driven by adoption of our ultra-violet (UV) memory repair systems and continued strength in demand for our dual-beam infra-red (IR) memory repair systems.

Passive component group orders decreased by 5% compared to the second quarter of fiscal 2008. Despite the sequential decrease, we received multiple orders for our new Model 3550 high capacitance testing system and for our 3300 series and 6650 test systems. We believe this activity reflects continued strength in the MLCC manufacturing market and our continued penetration into the Japanese MLCC market.

Due to increasing focus on tools designed for micro-machining applications, we have designated our electronic interconnect products as the interconnect/micro-machining group (IMG). Orders for our IMG products decreased by 60% due primarily to timing of orders for micro-machining applications.

Gross margins were 46.2% on net sales of $77.3 million in the third quarter of fiscal 2008, compared to 44.7% on net sales of $82.3 million in the second quarter of fiscal 2008. Included in cost of sales in the current quarter were $0.5 million in purchase accounting charges, compared to $1.1 million in the prior quarter, which resulted in a 0.8 percentage point increase in gross margin in the current quarter. The remaining sequential increase in gross margin was driven primarily by favorable product mix.

Operating expenses decreased by $1.8 million to $27.5 million in the third quarter of fiscal 2008, compared to $29.3 million in the second quarter of fiscal 2008. The current quarter included $0.5 million in purchase accounting charges. The second quarter of fiscal 2008 included $3.2 million in purchase accounting charges, primarily comprised of a $2.8 million write-off of in-process research & development. The $0.9 million increase, exclusive of the decrease in purchase accounting charges, is primarily due to increases in NWR operating expenses and integration expenses in the third quarter of fiscal 2008 compared to the prior quarter. A full 13 weeks of operating results for NWR are included in the current quarter, compared to approximately 10 weeks in the second quarter of fiscal 2008.

Operating income increased to $8.2 million in the third quarter of fiscal 2008, compared to $7.5 million in the second quarter of fiscal 2008. Non-operating income decreased to $1.9 million from $2.1 million, primarily due to lower interest income resulting from lower average invested assets resulting from funds used for the acquisition of NWR and share repurchases.

The income tax provision recorded for the third quarter of fiscal 2008 was $3.4 million with an associated effective rate of 34%. Comparatively, the income tax provision in the second quarter of fiscal 2008 was $4.1 million with an associated effective tax rate of 42%. The prior quarter effective tax rate was higher due to a $1.0 million tax provision adjustment related to the $2.8 million purchase accounting write-off of in-process research and development.

Net income for the current quarter was $6.7 million or $0.24 per basic and diluted share, compared to net income of $5.5 million or $0.20 per basic and $0.19 per diluted share in the second quarter of fiscal 2007.

We expect to see continued weakening in the overall semiconductor capital equipment market. As a result, in the fourth quarter of fiscal 2008 we expect shipments and net sales to be in the range of $65 million to $75 million. The gross margin percentage in the fourth quarter is expected to be approximately 44, reflecting less favorable product mix. We anticipate operating expenses for the fourth quarter of fiscal 2008 to be approximately flat compared to the third quarter. We expect the tax rate in the fourth quarter to be approximately 36% and diluted earnings per share to be in the range of $0.08 to $0.15.

Revision of Statement of Operations for the First Quarter of Fiscal 2007

During the third quarter of fiscal 2007, we revised our results of operations for the first quarter of fiscal 2007 for certain immaterial corrections. The amounts presented for the six months ended December 2, 2006 in the consolidated condensed financial statements and related management’s discussion and analysis include these adjustments, which are detailed in Note 1 to the consolidated condensed financial statements presented in Part I, Item 1 of this Report on Form 10-Q.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Three months ended		Six months ended
	December 29, 2007	December 2, 2006	December 29, 2007	December 2, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.8	59.1	54.6	57.8

Gross margin	46.2	40.9	45.4	42.2
Selling, service and administrative	20.7	20.3	19.6	20.1
Research, development and engineering	14.9	16.2	14.2	15.8
Write-off acquired in-process R&D	—	—	1.8	—
Insurance recovery	—	(1.7)	—	(1.9)

Operating income	10.6	6.1	9.9	8.2
Total other income, net	2.4	3.8	2.5	4.3

Income before taxes	13.0	10.0	12.3	12.5
Income tax provision	4.4	3.6	4.7	4.1

Net income	8.6%	6.4%	7.6%	8.3%

Net Sales

Net sales were $77.3 million for the quarter ended December 29, 2007, an increase of $18.0 million or 30.3% compared to net sales of $59.3 million for the quarter ended December 2, 2006. The overall increase was driven by increases in all three of our product groups, as well as the impact of NWR net sales totaling $7.4 million in the third quarter of fiscal 2008.

Information regarding our net sales by product group is as follows (net sales in thousands):

	Three months ended
	December 29, 2007		December 2, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$39,691	52%	$29,440	50%
Passive Components (PCG)	18,767	24	15,892	27
Interconnect/micro-machining (IMG)	18,828	24	13,969	23

	$77,286	100%	$59,301	100%

	Six months ended
	December 29, 2007		December 2, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$77,867	49%	$61,324	51%
Passive Components (PCG)	42,558	27	34,553	29
Interconnect/micro-machining (IMG)	39,179	24	23,792	20

	$159,604	100%	$119,669	100%

SG sales in the third quarter of fiscal 2008 increased $10.3 million or 35% compared to the second quarter of fiscal 2007, including an increase of $3.6 million resulting from the acquisition of NWR. The remaining net sales increase was primarily due to increased volume sales of our dual-beam UV-based Model 9850.

Third quarter PCG sales increased $2.9 million or 18% compared to sales in the second quarter of fiscal 2007. The rise in PCG net sales was driven by strong demand for our Model 3300 series electrical test and Model 6650A visual inspection systems, and increased penetration in the Asian market, as manufacturers seek to build production capacity for MLCC products. We believe end-market demand for MLCC products has increased for wireless handsets, dual core microprocessors, flat-panel displays and automotive electronics.

IMG sales were $18.8 million in the third quarter of fiscal 2008, an increase of $4.9 million or 35% compared to IMG sales of $14.0 million in the second quarter of fiscal 2007, including an increase of $3.8 million resulting from the acquisition of NWR. The remaining increase was led by sales volumes of our Model 5300 series UV laser micro-via drilling systems.

Net sales were $159.6 million for the six months ended December 29, 2007, an increase of $39.9 million or 33% compared to $119.7 million for the six months ended December 2, 2006. The increase in net sales for the six months ended December 29, 2007 compared to the first six months of fiscal 2007 are attributable to the inclusion of NWR net sales of $12.6 million, volume sales increases for our dual-beam UV-based Model 9850, strong demand for our Model 3300 series electrical test and Model 6650A visual inspection systems, increased penetration in the Asian market for our PCG products, and a volume sales increase for our Model 5300 series UV laser micro-via drilling systems.

Net sales by geographic region were as follows (net sales in thousands):

	Three months ended
	December 29, 2007		December 2, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$54,614	71%	$43,165	73%
United States	14,937	19	11,727	20
Europe	7,735	10	4,409	7

	$77,286	100%	$59,301	100%

	Six months ended
	December 29, 2007		December 2, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$118,200	74%	$86,818	72%
United States	27,867	18	24,732	21
Europe	13,537	8	8,119	7

	$159,604	100%	$119,669	100%

Compared to the second quarter of fiscal 2007, the percentage of net sales to Asia in the current quarter of fiscal 2008 decreased by two percentage points. The net $11.5 million increase in net sales to Asia was driven primarily by volume increases in net sales of SG products and IMG products in China and in volume increases in net sales of IMG and ECS products in Japan. Those increases were offset by lower volume sales of SG products in Korea. Partially offsetting these increases, the impact of NWR net sales by region reduced our percentage of total net sales to Asia by approximately two percentage points, as NWR net sales were not as concentrated in Asia. Net sales to Europe in the third quarter of fiscal 2008 increased by three percentage points compared to the second quarter of fiscal 2008, driven by higher sales volumes for SG products and NWR sales, which increased our European net sales as a percentage of total net sales by approximately two percentage points.

For the six months ended December 29, 2007, sales by region were weighted more strongly to Asia as the second quarter of fiscal 2008 included volume increases in net sales of SG products to China and Korea and increases in Japan due to higher net sales of PCG products, as compared to the prior year. Additionally, the impact of the NWR regional net sales distribution on the consolidated net sales distribution was reduced as they are included in our financial results only from the acquisition date beginning July 20, 2007.

Gross Profit

Gross profit was $35.7 million (46.2% of net sales) for the third quarter of fiscal 2008 compared to $24.3 million (40.9% of net sales) for the second quarter of fiscal 2007. Cost of sales in the current quarter included $0.5 million in purchase accounting charges, which reduced the gross margin by 0.6 percentage points. Gross profit was $72.5 million (45.4% of net sales) for the six months ended December 29, 2007 compared to $50.5 million (42.2% of net sales) for the first two quarters of fiscal 2007. Cost of sales in the six months ended December 29, 2007 included $1.6 million in purchase accounting charges, which reduced the gross margin by 1.0 percentage point. Despite the impact of purchase accounting, the increases in gross profit for the three and six months ended December 29, 2007 compared to the three and six months ended December 2, 2006 are due to favorable sales mix within our product groups and volume-based manufacturing efficiencies on increased shipments. Shipments increased by $21.3 million or 35% and $49.1 million or 41%, respectively, for the three months and six months ended December 29, 2007 compared to the three months and six months ended December 2, 2006. Included in that increase is $6.9 million and $13.0 million, respectively, in NWR shipments for the three and six months ended December 29, 2007. Additionally, gross margin was negatively impacted in the prior year comparative quarters by various incremental manufacturing expenses related to the timing of freight, duty and warranty charges.

Operating Expenses

Selling, Service and Administrative Expenses

The primary items included in selling, service and administrative expenses are labor and other employee-related expenses, travel expenses, professional fees and facilities costs. Selling, service and administrative expenses were $16.0 million (20.7% of net sales) in the third quarter of fiscal 2008, an increase of $4.0 million compared to $12.0 million (20.3% of net sales) in the second quarter of fiscal 2007. The increase was impacted by the inclusion of $3.1 million in NWR selling, service and administrative expenses. The remaining $0.9 million increase was primarily due to expenses to support higher volume sales and service activity as well as incremental costs related to the integration of NWR.

Selling, service and administrative expenses were $31.4 million (19.7% of net sales) in the six months ended December 29, 2007 compared to $24.1 million (20.2% of net sales) in the first six months of fiscal 2007. The increase of $7.3 million includes the impact of $5.7 million in NWR expenses, of which $0.9 primarily consisted of amortization of purchase accounting intangibles. The remaining $1.6 million increase in selling, service and administration expenses for the six months ended December 29, 2007 compared to the six months ended December 2, 2006 was primarily due to expenses to support higher volume sales and service activity as well as incremental costs related to the integration of NWR.

Research, Development and Engineering Expenses

Research, development and engineering expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. Expenses associated with research, development and engineering totaled $11.5 million (14.9% of net sales) for the third quarter of fiscal 2008, representing a $1.9 million increase from $9.6 million (16.2% of net sales) for the second quarter of fiscal 2007, including an increase of $1.5 million related to the inclusion of NWR expenses. The remaining $0.4 million increase is primarily related to increased project materials and consulting costs to support the development of new products in existing and emerging markets.

Research, development and engineering expenses were $22.6 million (14.2% of net sales) in the six months ended December 29, 2007 compared to $18.9 million (15.9% of net sales) in the first six months of fiscal 2007. Excluding the impact of NWR expenses of $2.6 million, the remaining increase of $1.1 million is due primarily to increased project materials and consulting costs to support the development of new products.

Write-off of In-process Research & Development

At the acquisition date, NWR had in-process research and development valued at $2.8 million and the immediate write-off of this amount has been included in operating expenses for the six-month period ended December 29, 2007. The in-process research and development related to three programs consisting of development on a diode-pumped solid-state LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. The current estimated commercialization dates for these products ranges from May 2008 to November 2008. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value.

Insurance Recoveries

In November 2006, we settled litigation related to insurance coverage for the shareholder and derivative lawsuits related to the restatement of financial results announced in 2003. As a result, we recorded a gain of $1.0 million in the second quarter of fiscal 2007 as an offset to operating expenses in the consolidated condensed statement of operations. All related costs had been expensed as incurred in prior periods.

In June 2006, we received $1.3 million in insurance proceeds for demonstration systems that were destroyed in a fire at a customer’s plant. As the book value of these assets had previously been written off, the Company recorded a gain on the recovery which was included as an offset to operating expenses in the consolidated condensed statement of operations.

Interest and Other Income, Net

Interest and other income was $1.9 million in the third quarter of fiscal 2008, a decrease of $0.4 million compared to $2.3 million in the second quarter of fiscal 2007. This decrease is primarily due to a lower volume of average invested assets as we used $36.2 million in cash to fund the purchase of NWR in July

2007 and $37.3 million for our share repurchase program conducted from late April 2007 to early October 2007. Cash and securities totaled $217.5 million at December 2, 2006 and decreased to $182.3 million at December 29, 2007. Yields on our invested assets have remained fairly stable over the past year.

Lower invested asset volumes also drove the $1.2 million reduction in interest and other income to $3.9 million for the six months ended December 29, 2007 compared to $5.1 million in the first six months of fiscal 2007.

Income Taxes

The income tax provision recorded for the third quarter of fiscal 2008 was $3.4 million on pretax income of $10.1 million, an effective rate of 34%. Comparatively, the income tax provision was $2.1 million on pretax income of $5.9 million in the second quarter of fiscal 2007, an effective tax rate of 36%. The prior year effective tax rate was higher due to certain discrete adjustments related to the adoption of SFAS 123R, and to the expiration of a research and experimentation tax credit as of December 31, 2005 which was ultimately retroactively reinstated in the third quarter of fiscal 2007.

The provision for income taxes in the six months ended December 29, 2007 was $7.5 million on pretax income of $19.7 million, an effective tax rate of 38%, compared to an income tax provision of $4.9 million on pretax income of $14.9 million in the six months ended December 2, 2006, an effective tax rate of 33%. The increase in the effective tax rate in the six months ended December 29, 2007 compared to the first six months of fiscal 2007 is primarily due to discrete purchase accounting charges of $2.8 million associated with the write-off of in-process research and development, which is non-deductible for tax purposes.

Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a materially adverse effect on our financial position, expected cash flows or results of operations. We anticipate no significant changes in unrecognized tax benefits in the next 12 months as the result of examinations or lapsed of statutes of limitation.

Net Income

Net income for the three and six months ended December 29, 2007 was $6.7 million (8.6% of net sales) or $0.24 per share on a basic and diluted basis and $12.2 million (7.6% of net sales) or $0.44 per basic and $0.43 per diluted share, respectively. For the three and six months ended December 2, 2006, we recorded net income of $3.8 million (6.4% of net sales) or $0.13 per basic and diluted share and $10.0 million (8.3% of net sales) or $0.34 per basic and fully diluted share, respectively.

Financial Condition and Liquidity

At December 29, 2007, our principal sources of liquidity consisted of cash, cash equivalents and short-term marketable securities of $160.6 million and accounts receivable of $60.0 million. At December 29, 2007, we had a current ratio of 5.4:1 and no long-term debt. Working capital decreased to $275.5 million at December 29, 2007 from $327.3 million at June 2, 2007, primarily due to the use of cash for the acquisition of NWR and the funding of our share repurchase program.

On July 20, 2007 we completed our cash acquisition of NWR for approximately $36.2 million including merger-related transaction fees and net of cash acquired.

On March 9, 2007, the Board of Directors authorized the repurchase of up to $50 million in shares of our outstanding common stock over a nine month period beginning April 17, 2007 through transactions in the open market or in negotiated transactions with brokers or shareholders. We suspended purchase transactions under that share repurchase program effective October 9, 2007. In total, we repurchased a total of approximately 1.7 million shares for $37.3 million, with $27.5 million in cash used to settle purchases in the current fiscal year. On January 22, 2008, our Board of Directors voted to resume the previous $50 million share repurchase program. Accordingly, the Board of Directors has authorized the repurchase of up to $12.7 million in shares of our outstanding common stock over a six-month period beginning January 29, 2008 through transactions in the open market or in negotiated transactions with brokers or shareholders.

We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations and our share repurchase program for at least the next twelve months.

As of December 29, 2007, we had a total of $19.6 million invested in auction rate securities. Historically, these securities provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par. The recent uncertainties in the credit markets have reduced the liquidity of these securities as recent auctions have not been completed. We currently believe that these securities will ultimately be liquidated in orderly transactions in the future and we do not expect to need to sell these securities to fund our operations in the next twelve months. We have the intent and ability to hold these securities until they reach maturity or are redeemed by the issuers and accrued interest income continues to be received when due. As such, we have determined that there has been no permanent impairment of the value of these securities and that their par value approximates fair value. Thus, no unrealized gain or loss has been recorded in other comprehensive income or in the condensed consolidated statement of operations.

Cash flows provided by operating activities totaled $18.2 million in the period from June 3, 2007 through December 29, 2007. Cash totaling $25.7 million was provided by net income adjusted for non-cash items. Other significant factors impacting cash flows from operations included collections on trade receivables, purchases of inventories, decreases in current liabilities and increases in deferred revenue, net of the related deferred cost of sales.

Net trade receivables were $60.0 million at December 29, 2007, compared to $55.7 million at June 2, 2007. Receivables increased $4.3 million primarily due to the acquisition of NWR receivables of $5.4 million in July 2007. Days sales outstanding has remained stable at 71 days at both December 29, 2007 and June 2, 2007.

Net inventories increased $8.0 million from June 2, 2007 to $88.9 million at December 29, 2007. In July 2007, we acquired NWR inventories of $6.1 million. The remaining $1.9 million increase in inventories resulted from a production ramp relating to a specific customer shipment.

Operating cash flows from changes in deferred revenue, net of related changes in shipped systems pending acceptance, totaled $2.3 million.

Payables and other liabilities were $46.1 million at December 29, 2007 compared to $45.0 million at June 2, 2007, an increase of $1.1 million. In July 2007, we acquired $9.1 million in NWR current liabilities. Net cash used to settle other liabilities totaled $8.1 million, primarily used to fund the annual profit sharing payment for fiscal 2007 paid in August, settle income taxes payable and reduce outstanding accounts payable.

Cash flows provided by investing activities totaled $57.6 million for the seven months ended December 29, 2007. We generated $98.8 million, net, in cash and cash equivalents through the maturity and sale of investments in our portfolio of marketable securities. We invested approximately $36.2 million of those proceeds in the acquisition of NWR. Additionally, we invested $3.9 million in property, plant and equipment, primarily test equipment and computer hardware and software, and $1.2 million in loaned and demonstration system assets.

Net cash flows used in financing activities of $23.3 million were comprised of $27.5 million in cash used to settle repurchase transactions for approximately 1.2 million shares of our common stock pursuant to the share repurchase program discussed above, partially offset by $4.2 million in proceeds and tax benefits from the exercise of stock options and ESPP purchases for the seven months ended December 29, 2007.

Critical Accounting Policies and Estimates

Except as detailed below, we reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for our fiscal year ended June 2, 2007 as filed with the Securities and Exchange Commission on August 15, 2007.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets pursuant to SFAS No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. We will perform our annual impairment test in the fourth quarter of fiscal 2008. SFAS No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized on either a straight-line or sum-of-the-years digits method over the estimated useful lives of the intangible assets, which range from one to seven years. The valuation of intangibles and their useful lives are subject to change as the purchase price allocations of NWR are still under review.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except for the continued deterioration in the liquidity of auction rate securities as discussed, under the heading “Financial Condition and Liquidity” in Item 2 of Part I of this report, there have been no material changes in the market risk disclosure contained in our 2007 Annual Report on Form 10-K for our fiscal year ended on June 2, 2007.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2005, we commenced a proceeding in the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. We alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes our Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). This patent corresponds to our U.S. Patent No. 5,842,579. The patented technology is used in the Model 3340 Multifunction MLCC Tester. The Court issued a Provisional Attachment Order (PAO) in August 2005 and All Ring filed a bond with the Court to obtain relief from the attachment of its assets. In July 2007, pursuant to our application, the Court issued a second PAO and approximately US$6.0 million was restricted in All Ring’s accounts. All Ring appealed the second PAO to the High Court in August 2007 and the High Court revoked the second PAO in September 2007. We appealed the High Court’s decision to the Supreme Court. The Supreme Court granted our appeal in January 2008 and revoked the High Court’s decision. The second PAO remains in effect and cannot be revoked.

In October 2005, the Court executed a Preliminary Injunction Order that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester until final judgment is entered in the formal patent infringement action. In October 2007, All Ring filed an application to revoke the Preliminary Injunction Order. The Court dismissed All Ring’s application on January 18, 2008.

Pursuant to the Court’s orders, in October 2005 we were required to post a Taiwan dollar security bond with the Court. An additional bond amount of US$2.1 million was posted in June 2007 related to the second Provisional Attachment Order. The total security bond is valued at approximately US$9.1 million and is included in other assets on our consolidated condensed balance sheets at December 29, 2007.

In November 2007, All Ring filed with the Hsinchu District Court an application for a reverse Preliminary Injunction Order to allow All Ring to continue to manufacture, produce, sell, display, import, or export the Capacitor Tester, and we submitted a defense brief in December 2007. All Ring’s application has not yet been ruled upon.

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

In November 2005, All Ring filed a cancellation action against our 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring us to cancel two of the claims in the 207469 patent. No other claims of the patent have been rejected. We filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. An interview with the Examiner is set for January 28, 2008. We intend to vigorously pursue our patent infringement claims against All Ring and defend against the cancellation action.

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

No market currently exists for auction rate securities we hold and as a result we may not be able to liquidate them for par value, if at all. In addition, if the credit quality of the issuers or their guarantors declines we may have to recognize an impairment with respect to those securities.

As of December 29, 2007, the Company had a total of $19.6 million invested in auction rate securities. These securities historically provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allows existing investors to either retain their holdings or liquidate their holdings by selling such securities at par. The recent uncertainties in the credit markets have reduced the liquidity of these securities as recent auctions have not been completed. In the second quarter of fiscal 2008, we reclassified these securities, which were previously included in current assets, as long-term marketable securities on our consolidated condensed balance sheet. We believe that these securities will ultimately be liquidated in orderly transactions at an amount equal to the cost of the assets. However, if we need to liquidate the securities in the near future or if no orderly liquidation occurs, we may not be able liquidate these securities at par or at all, which could impair our liquidity. In addition, while these investments continue to be of high credit quality and the respective credit ratings of the securities issuers also remain high, if their credit quality decreases or such credit ratings decline we may have to recognize an impairment to the value of the securities, which could harm our financial results. It is possible that continued uncertainty in the credit markets could also impact the liquidity of our other investments and cash equivalents, which could impair our liquidity or require us to recognize an impairment to the value of those investments, which could harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2007, we announced that on March 9, 2007, the Board of Directors authorized the repurchase of up to $50 million in shares of our outstanding common stock over a nine-month period beginning April 17, 2007 through transactions in the open market or in negotiated transactions with brokers or shareholders. The following table sets forth information about the share repurchase transactions in accordance with SEC Regulation S-K, Item 703:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
9/30/07 to 10/09/07	72,000	$24.87	72,000	$12,656,167

On October 9, 2007, the Company suspended purchase transactions under the above share repurchase program. In total, the Company repurchased approximately 1.7 million shares for $37.3 million between April 17, 2007 and October 9, 2007.

On January 22, 2008, our Board of Directors voted to resume the previous $50 million share repurchase program. Accordingly, the Board of Directors has authorized the repurchase of up to $12.7 million in shares of our outstanding common stock over a six-month period beginning January 29, 2008 through transactions in the open market or in negotiated transactions with brokers or shareholders.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of the Company was held pursuant to notice at 2:00 p.m. Pacific time on October 25, 2007 at the Company’s offices in Portland, Oregon to consider and vote upon the following proposals.

Proposal 1	To elect three directors for a term of three years.

Proposal 2	To approve an amendment to our 2004 Stock Incentive Plan to permit grants to non-employee service providers, implement a “claw-back” provision and make other changes described in the proxy statement.

Proposal 3	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the ten-month period ending March 29, 2008

The results of the voting on these proposals were as follows:

Proposal 1

Election of Directors	For	Withheld
Frederick A. Ball Nicholas Konidaris Jon D. Tompkins	25,374,679 25,050,031 25,395,857	255,204 579,852 234,026

	For	Against	Abstentions	Broker Non-Votes
Proposal 2	13,653,409	8,505,468	447,376	3,023,630

	For	Against	Abstentions
Proposal 3	25,112,731	438,878	78,274

Item 6.	Exhibits

This list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10.1	Employment offer letter, dated November 26, 2007, between the Company and Paul Oldham. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 3, 2007.

10.2	2004 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 25, 2008	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)