Form 10-KT
period 2008-03-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2008-06-11
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 3, 2007 to March 29, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($23.96) as reported by the NASDAQ National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 29, 2007) was $667,149,069.

The number of shares outstanding of the Registrant’s Common Stock as of June 6, 2008 was 27,090,958 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

2008 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption “Factors That May Affect Future Results” included within Item 1A. Risk Factors.

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

Fiscal Year

On July 3, 2007, our Board of Directors approved a change in our reporting periods that results in a fiscal year consisting of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2008 reporting period consisted of a 43-week period ending on March 29, 2008 (approximately ten months). Prior to the change in our reporting periods, the fiscal year ended on the Saturday nearest May 31. As such, fiscal 2007 ended on June 2, 2007 and fiscal 2006 ended on June 3, 2006 and those fiscal years contained 52 weeks and 53 weeks, respectively. All references to years relate to fiscal years unless otherwise noted.

Acquisition of New Wave Research, Incorporated

On July 20, 2007, we acquired New Wave Research, Incorporated (NWR), a privately-held company headquartered in Fremont, California. NWR is a global leader in the development of high-end lasers and laser-based systems and its products are used in the semiconductor market for sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging our combined core competencies into adjacent markets and driving revenue growth and shareholder value. See “Acquisition of New Wave Research, Incorporated” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 “Acquisition of New Wave Research, Incorporated” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data of Part II of this Form 10-K for further discussion.

Business Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global semiconductor and micro-electronics markets, including advanced laser systems that are used to micro-engineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, passive components and interconnect devices. Our equipment enables these manufacturers to achieve the yield and productivity gains in their manufacturing processes that can be critical to their profitability. The components and devices manufactured by our customers are used in a wide variety of end products in the computer, consumer electronics, communications and automotive industries. ESI was founded in 1944 and is headquartered in Portland, Oregon.

We supply advanced laser microengineering and testing systems that allow semiconductor and micro-electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields in a variety of end markets. Laser microengineering comprises a set of precise fine-tuning processes, including laser micro-machining, scribing, semiconductor memory-link cutting, device trimming and via drilling, that requires application-specific laser systems able to meet semiconductor and micro-electronics manufacturers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance during the manufacturing process for semiconductor devices, high-density interconnect (HDI) circuits, including flexible interconnect material and advanced semiconductor packaging, high-brightness light emitting diodes (LED), flat panel liquid crystal displays (LCD) and general micro-machining applications.

Additionally, we produce high capacity test and optical inspection equipment which is critical to the quality control process during the production of multi-layer ceramic capacitors (MLCCs). Our equipment ensures that each MLCC meets both the electrical and physical tolerances required to perform properly.

Semiconductor and Micro-electronics Industry Overview

The semiconductor and micro-electronics markets continue to be driven by demand for advanced features and improved functionality for consumer items. The markets for consumer-oriented electronics such as smart phones, computers, handheld devices, digital video recorders, digital cameras and high-definition televisions have developed rapidly as increasingly affordable products have been introduced that are smaller, lighter and more portable. In addition, most automobile manufacturers now include electronic ignition, fuel injection, anti-lock brakes, and other electronic safety and sensor systems as standard equipment, replacing components that in the past were predominantly mechanical or hydraulic.

The increasing demand for electronic products has been accompanied by the need for faster, smaller, more complex, less expensive and higher-quality electronic devices and circuits. To achieve these performance and size improvements, semiconductor and other device manufacturers are increasing the circuit densities in these devices and tuning them to precise electrical values. Manufacturers of cellular telephones, for example, must use miniaturized circuits to accommodate the size limitations of their finished products. These circuits must also be tuned to operate within precise frequency specifications, enabling the existing wireless frequency bands to accommodate more users without inter-channel interference.

Smaller and lighter requirements also decrease the physical dimensions used in electronic interconnections for semiconductor packaging and the HDI circuit board on which it is mounted. Higher operating speeds of computers and communications products also require more input and output channels within these packages and between the packages and the HDI circuit board.

The highly competitive consumer markets for electronic products drive demand for lower-cost semiconductor devices and components. Semiconductor devices are produced in large unit volumes and their production and testing is highly automated, utilizing a variety of manufacturing equipment. Manufacturers continually seek to reduce costs by improving throughput, yield and quality. These manufacturers are also developing new materials to improve performance and reduce costs of their devices. These ongoing changes challenge semiconductor equipment suppliers to continually innovate new manufacturing process solutions and equipment.

For example, dynamic random access memory (DRAM) producers are continuing to shrink the size of individual memory devices on a wafer in order to increase production and lower costs. As the industry moves from the 90 nanometer technology node, which was the recent standard, down to 70 nanometers and below, the density of memory devices per 300mm wafer can increase as much as 50%. Since production costs per wafer are relatively fixed, increasing the number of devices per wafer represents a significant productivity increase without adding additional costs.

To improve production yield, or the number of functioning devices produced per silicon wafer, device manufacturers are utilizing advanced systems, such as our ultraviolet (UV) laser memory repair products, to boost final yields in the manufacture of devices. This includes DRAM, NAND flash memory, and non-memory devices, such as logic with embedded memory and high-end electronic game chips.

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

Variations of these advanced semiconductor technologies and manufacturing processes that are routinely used in semiconductor fabs are increasingly being employed in the production of passive components, HDI circuit boards and advanced semiconductor packages. An example is the use of machine vision for optical inspection of passive components. As device sizes grow ever smaller and critical dimensions of the electrical contacts become more precise, machine vision, incorporated with high-speed handling and real-time software, allows for inspection of MLCCs at over 150,000 parts per hour.

Additionally, a growing portion of our business is derived from custom micro-machining applications. Any material that can be cut, drilled, or etched using a mechanical process can be micro-machined with greater precision and accuracy using a laser-based solution. As technologies shrink and the form factors of consumer goods and other products or devices become more compact, mechanical processes will not be able to meet the stringent specifications demanded by producers. The capabilities of laser-based solutions for micro-machining will enable our customers to move beyond the limitations of mechanical processes and generate significant growth for the Company in the future.

Our Solutions

We believe our products address the needs of semiconductor and micro-electronics manufacturers by providing them with a high return on their investment due to measurable production benefits, including improved yield, increased throughput, higher performance, smaller component size, greater reliability and enhanced flexibility. We typically design our production systems to be easily upgraded, enabling them to accommodate the next generation of technology and giving customers the flexibility to add capacity or improve product performance at a reasonable incremental cost.

Our core competencies enable us to design, manufacture, and market integrated solutions that direct and characterize photons, or light, for microengineering applications in high-volume manufacturing environments. These core competencies include a deep understanding of laser/material interaction, laser beam positioning, optics and illumination including image processing and optical character recognition, high-speed motion control, small parts handling, and systems engineering. We combine this technology expertise in unique and innovative ways with a thorough understanding of our customers’ processes and objectives to develop integrated solutions and products addressing multiple markets and applications.

Our customers manufacture semiconductors, passive components and interconnect/micromachining devices which, in turn, serve a wide range of electronic applications. The largest end-market applications for electronic devices and circuits that are produced using our systems are:

•	Computers;

•	Telecommunications;

•	Consumer electronics; and

•	Automotive electronics.

Our Strategy

Our strategy is to leverage our core competencies to be a market leader across multiple new and existing markets and applications. These core competencies, combined with an understanding of our customer processes and the use of common platforms, enable us to address a broad range of microengineering applications and end markets in high-volume manufacturing environments. We intend to focus our efforts on businesses and applications where our differentiated capability enables us to be a market leader. The elements of our strategy are to gain share in our established markets and expand our addressable markets by entering adjacent applications within existing markets or extending existing applications or technologies into adjacent markets. We will continue to invest in research and development (R&D) to maintain our market leadership and increase the value of our products to global customers.

Gaining market share in existing markets

We intend to leverage our core competencies and existing technologies to grow our overall market position serving manufacturers in semiconductor, advanced semiconductor packaging, LED wafer production, LCD repair and passive components—all markets in which we currently maintain a leadership position. We intend to maintain and grow our leadership position by developing new products that have higher performance, greater throughput and enhanced reliability, thereby lowering the effective cost of ownership to our customers.

Expand our addressable markets

We plan to leverage our core competencies, customer collaboration, and common platforms to expand our addressable markets by entering into adjacent applications such as via drilling, scribing, dicing, or optical inspection of different types of materials or devices within our existing markets including semiconductors, micro-electronics, and passive components. In addition, we believe there are opportunities to extend these same types of applications to enable better performance or yield improvement of devices or components used in adjacent end markets such as energy, medical, industrial and security. We intend to expand our addressable markets through both internal and external business development.

Invest in research and development to maintain our technological leadership

We intend to further develop our technological leadership by maintaining a significant level of investment in research and development. Our key technological capabilities include laser/material interaction, laser beam positioning, optics and illumination including image processing and optical character recognition, high-speed motion control systems, small parts handling systems, and systems integration. We consider our continuing ability to develop intellectual property to be an important component of our future success.

Increase the value of our products to global customers

We are focused on improving the yield, throughput and productivity of our customers by utilizing our technology, global infrastructure, customer service and ability to integrate multiple technologies. We work with our market-leading customers through high-level, multi-disciplinary management and employee teams to define and produce the next generation of manufacturing systems. This requires confidential interaction between the customer and ESI, sharing technology, product and production roadmaps often looking out over a three- to five-year period. Embracing the industry trend toward true globalization of our business has enabled us to elevate our presence in key world markets, particularly in the Asia-Pacific market.

Our Products

We operate within one segment, high technology manufacturing equipment, which is comprised of products grouped according to our three key target markets: semiconductors, passive components and interconnect /micro-machining. Net sales by group, as a percentage of total sales, were as follows (in thousands):

	Ten months ended March 29, 2008		Fiscal year ended June 2, 2007		Fiscal year ended June 3, 2006
Semiconductor	$109,156	44.2%	$145,381	58.0%	$126,682	61.2%
Passive Components	75,112	30.4	63,093	25.2	46,305	22.4
Interconnect/Micro-machining	62,887	25.4	42,350	16.8	34,019	16.4

	$247,155	100.0%	$250,824	100.0%	$207,006	100.0%

Semiconductor Group

Semiconductor Memory Yield Improvement Systems

Our semiconductor memory-yield improvement product line is designed to cost-effectively meet the production challenges faced by semiconductor manufacturers, including shrinking circuit sizes, material changes and increasing numbers of memory devices per wafer. As circuit densities in semiconductor memory devices such as DRAM have increased, manufacturers have built redundant cells into their memory designs and connected them with small electrical links on the device surface. During the manufacturing process, wafers with millions of individual memory cells are tested to identify defective cells. Our laser systems are then used to cut links that reprogram the device by disconnecting the paths to defective portions of the memory device and replacing them with functional redundant cells. This process drives significant post-repair yield improvements for our customers.

Our semiconductor memory-yield equipment is primarily used in the manufacture of DRAMs and NAND flash memory devices.

Our 98XX series systems are designed specifically for the 300mm wafer processing market, but can also handle 200mm wafers. Our UV laser fuse processing tools deliver best in class spot size with greater depth of focus for processing future generations of ICs. With the recent introduction of the dual-beam 9850 system, ESI provides significant throughput increases compared to a single beam repair tool. The 9850 can be configured for use in either infrared (IR) or UV laser fuse processes. These high-performance systems deliver increased manufacturing productivity and minimize capital requirements.

Machine-Vision Systems

Our machine-vision sub-systems are a key module integrated into our systems. Our machine-vision sub-systems are predominantly sold to original equipment manufacturers (OEMs) for incorporation into electronics-manufacturing equipment, performing alignment, identification, part placement, die and wire bonding and other functions.

In addition to alignment and inspection applications, we also provide a wafer identification tool that is sold to both OEMs and chipmakers. Our Bullet™ wafer-identification (ID) reader combines the industry’s smallest read head with ESI’s patented telecentric lighting technology, enabling the Bullet to identify any kind of wafer by reading all types of ID marks—from hard scribe marks to super-soft marks used in new and emerging optical character recognition wafer-tracking applications. As the increased functionality of next-generation chips continues to drive up total wafer cost, the need to accurately track and identify each wafer will be critical to a chip manufacturer’s bottom line.

Thin Film Trimming

Our Model 2100 thin-film-on-silicon (TFOS) trimming system continues to gain market traction. Over the past year, multiple leading analog integrated circuit (IC) manufacturers placed repeat orders to increase their installed base of these tools. This system uses a unique prober-independent architecture and patented 1.3-micron wavelength process to deliver superior throughput and yield. The Model 2100 enables manufacturers to improve the precision of the components they produce by trimming performance parameters to specific values for applications in wireless, instrumentation, and precision analog devices.

LED Wafer Scribing

Our Accuscribe line of sapphire wafer scribing tools is a key component in the manufacture of high-brightness blue LEDs. During production, these LEDs are created on a thin wafer of synthetic sapphire crystal that must be broken up into individual units at the end of the process. The brittle nature of the synthetic sapphire wafer requires that they be carefully cut in order to prevent unwanted fractures and yield losses when the wafer is broken apart into discreet LEDs. The Accuscribe system uses a laser scribing process to etch the wafer with a precise groove between individual LEDs. When mechanical force is applied to the wafer, it fractures along these grooves and allows the wafer to be split apart into discreet LEDs which results in high production yields.

LCD Repair

Our laser LCD repair systems are critical to improving yields in the manufacture of flat panel displays. During production, individual pixels of a display may develop electrical defects that result in either emitting no light or only producing a steady white light. To correct these defects, flat panel display producers employ a laser repair process to isolate the electrical defects during production by cutting the inputs to the pixel. Our laser systems are primarily sold as a key component to the manufacturers of LCD repair tools that are used in high-volume production environments.

Passive Components Group

We design and manufacture products that combine high-speed, small parts handling technology with real-time control systems to provide highly automated, cost-effective solutions for manufacturers of MLCCs and other passive components such as capacitor arrays, inductors, resistors, varistors and hybrid circuits. These components, produced in quantities of hundreds of billions of units per year, process analog, digital and high-frequency signals in nearly all electronic products. We provide several types of products and solutions in this market. Our MLCC test systems employ high-speed handling and positioning techniques to precisely load, test and sort MLCCs based on their electrical energy storage capacity, or capacitance, and their electrical energy leakage, or dissipation factor. Our model 35xx is the most productive tester in the market today and continues to gain acceptance with major MLCC manufacturers which have traditionally developed and used their own in-house systems. We offer termination systems which apply a conductive material to the ends of ceramic capacitors permitting connection of the device in a circuit on a high-density printed wiring board. Our optical inspection systems perform six-sided automated inspection of MLCCs and arrays for dimensional criteria and defects. Circuit fine-tuning systems are application-specific laser systems that adjust the electrical performance of a hybrid circuit, or that adjust an electronic assembly containing many circuits, by removing a precise amount of material from one or more circuit components. Finally, we produce consumable products such as carrier plates and termination belts, both of which are used to hold MLCCs in the manufacturing process.

Interconnect/Micro-machining Group

For electrical interconnect applications, our laser microvia engineering systems are targeted at applications that require the highest accuracy and smallest via dimensions to create electrical connections between layers in high-density circuit boards, flexible circuits and IC packages. Our microvia drilling technology addresses the rapidly changing applications in IC packages, multichip modules and HDI circuit boards. Our UV laser processing systems employ state-of-the-art technology in lasers, optics and motion control. Our products include single-beam and multi-beam systems that produce very high quality vias (holes) with the best-in-class placement accuracy for improved yield of packages and substrates.

In addition, our tools can be configured with a variety of lasers and material handling devices that make them ideal for general micro-machining applications. As technologies enable shrinking sizes and the form factors of consumer goods and other products or devices become more compact, mechanical processes will not be able to meet the stringent specifications demanded by producers. The capabilities of laser-based solutions for micro-machining will enable our customers to move beyond the limitations of mechanical processes and generate significant growth for the Company in the future.

Customers

Our top ten customers for fiscal 2008, 2007 and 2006 accounted for approximately 59%, 62%, and 55%, respectively, of total net sales, with two customers, Samsung and Hynix, accounting for approximately 23%, 34% and 25% of total net sales in fiscal 2008, 2007 and 2006, respectively. Except for a distributor in Japan, Canon Sales, no other customer in fiscal 2008, 2007 or 2006 accounted for more than 10% of total net sales. Canon Sales accounted for an additional 10% of total net sales in fiscal 2006. These high-volume customers purchase products from all three of our product groups.

Geographic sales, based on the location of the end user, were as follows (in thousands):

	Ten months ended March 29, 2008		Fiscal year ended June 2, 2007		Fiscal year ended June 3, 2006
Asia	$183,783	74.4%	$187,228	74.6%	$155,959	75.3%
Americas	43,870	17.7	40,987	16.3	36,351	17.6
Europe	19,502	7.9	22,609	9.1	14,696	7.1

	$247,155	100.0%	$250,824	100.0%	$207,006	100.0%

Long-Lived Assets

Long-lived assets, exclusive of marketable securities and deferred tax assets, by geographic area were as follows at March 29, 2008 and June 2, 2007 (in thousands):

	2008	2007
United States	$89,525	$62,365
Asia	16,945	9,430
Europe	127	136

	$106,597	$71,931

Sales, Marketing and Service

We sell our products worldwide through direct sales and service offices, value-added resellers and independent representatives located around the world. ESI has direct sales and service personnel in Oregon, Texas and several other states; Japan, Korea, Taiwan, Singapore and China in Asia; and the United Kingdom, Germany and France in Europe. We serve selected customers in the United States, South America, Europe, Israel and additional countries through manufacturers’ representatives. Through fiscal 2008, Canon Sales was a distributor for our Semiconductor Group (SG) in Japan but the agreement ended on March 31, 2008 as the Company implemented an internal sales and service plan for SG products.

We have a substantial base of installed products in use by leading worldwide semiconductor and micro-electronics manufacturers. We emphasize strong working relationships with these customers to meet their needs for additional systems and to facilitate the successful development and sale of new products to these customers.

We generally maintain service personnel wherever we have a significant installed base. We offer a variety of warranty, maintenance and parts replacement programs to service the requirements of a high-volume manufacturing environment.

Backlog

Backlog consists of purchase orders for products, spare parts and service that we expect to ship or perform within twelve months. Backlog does not include deferred revenue. Backlog was $42.1 million at March 29, 2008 compared to $56.7 million at June 2, 2007, representing a decrease of 26% primarily due to weak demand in the fourth quarter of fiscal 2008. The stated backlog is not necessarily indicative of sales for any future period nor does backlog represent any assurance that we will realize a profit from filling the orders.

Research, Development and Technology

We believe that our ability to compete effectively depends, in part, on our ability to maintain and expand our expertise in core technologies and product applications. The primary emphasis of our research and development is to advance our capabilities in:

•	Lasers and laser/material interaction;

•	High-speed, micron-level motion control systems;

•	Precision optics;

•	Image processing and optical character recognition;

•	High-speed, small parts handling;

•	Real-time production-line electronic measurement;

•	Real-time operating systems; and

•	Systems integration.

Our research and development expenditures for fiscal 2008 (ten months), 2007 and 2006 were $36.4 million (14.7% of net sales), $37.7 million (15.0% of net sales) and $33.8 million (16.3% of net sales), respectively.

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

The principal competitor for our semiconductor group is GSI Group Inc. Cognex Corporation is our principal competitor in the field of machine vision. Competitors for LED scribing include Disco Corporation, JP Sercel Associates, Inc. and Laser Solutions, Inc. LCD repair competitors include Big Sky Laser Technologies, Inc. and Hoya Corporation. Our interconnect/micro-machining group competes with laser systems provided by Hitachi Via Mechanics Ltd., LPKF Laser & Electronics AG and Mitsubishi Electric Corporation. For the passive component group, our competitors include All Ring Tech Co. Ltd., Daiichi Jitsugyo Viswill Co., Ltd., GSI Group Inc., Humo Laboratory, Ltd. and Tokyo Weld Co., Ltd. as well as component manufacturers that develop systems for internal use. See discussion of a patent infringement action that ESI has brought against All Ring Tech Co. Ltd. in Part I Item 3 Legal Proceedings.

Manufacturing and Supply

Our production facilities are located in Portland, Oregon, Klamath Falls, Oregon, and Fremont, California. The Fremont facility manufactures products for our NWR division. The manufacturing operations located in Portland consist of electronic subassembly and final system assembly for all other products, except as described in the next paragraph and passive component consumable products, which are produced in our facility in Klamath Falls. In addition, we utilize a major global contract manufacturer in Singapore to complete final assembly for certain systems. As we move forward with efforts to streamline the organization and improve efficiencies, we expect a growing percentage of final systems will be shipped from the contract manufacturer.

We use qualified manufacturers to supply many components and sub-system modules of our products. Our systems use high-performance computers, peripherals, lasers and other components from various suppliers. Some of the components we use are obtained from a single source or a limited group of suppliers. An interruption in the supply of a particular component would have a temporary adverse impact on us. We believe our relationships with our suppliers are good.

Patents and Other Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 147 United States patents and 222 patents issued outside of the United States as of March 29, 2008. Additionally, as of March 29, 2008, we had 104 patent applications pending in the United States and 316 patent applications pending outside of the United States. Although our patents are important, we believe that the success of our business also depends on the technical competence and innovation of our employees.

We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.

Employees

As of March 29, 2008, we employed 743 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 1A.	Risk Factors

Factors That May Affect Future Results

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes,” “expects” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially. The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to, the following:

The industries that comprise our primary markets are volatile and unpredictable and we are experiencing weakness in some of our markets.

Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers and other electronic products. The markets for electronic devices have experienced sharp downturns. In fiscal 2008, we began to see the impact of weakness in the memory market and lower capital spending, particularly in the fourth quarter. For example, orders were down 31% in the fourth quarter of fiscal 2008 from the third quarter of fiscal 2008. During such downturns, semiconductor and micro-electronics manufacturers, including our customers, can be expected to delay or cancel capital expenditures, which may have a negative impact on our financial results. During a downturn, we are not able to project when demand for our products will increase or that demand will not decrease further. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During this and any downturn, it is difficult for us to maintain our sales levels. As a consequence, to maintain profitability we need to reduce our operating expenses. Our ability to quickly reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and our subsequent ability to implement those actions and realize expected cost savings. Additionally, we may be unable to defer capital expenditures and we need to continue to invest in certain areas such as research and development. This and any economic downturn may also cause us to incur charges related to impairment of assets and inventory write-offs, and we may experience delays in payments from our customers, which would have a negative effect on our financial results.

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

Our competitors’ greater resources in the areas described above may enable them to:

•	Better withstand periodic downturns;

•	Compete more effectively on the basis of price and technology; and

•	More quickly develop enhancements to and new generations of products.

We believe that our ability to compete successfully depends on a number of factors, including:

•	Performance of our products;

•	Quality of our products;

•	Reliability of our products;

•	Cost of using our products;

•	The ability to upgrade our products;

•	Consistent availability of critical components;

•	Our ability to ship products on schedules required;

•	Quality of the technical service we provide;

•	Timeliness of the services we provide;

•	Our success in developing new products and enhancements;

•	Our understanding of the needs of our customers;

•	Existing market and economic conditions; and

•	Price of our products as compared to our competitors’ products.

We may not be able to compete successfully in the future and increased competition may result in price reductions, reduced profit margins and loss of market share.

We depend on a few significant customers and we do not have long-term contracts with any of our customers.

Our top ten customers for fiscal 2008 accounted for approximately 59% of total net sales in fiscal 2008, with two customers accounting for a cumulative 23% of total net sales in fiscal 2008. None of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time. In addition, the semiconductor industry, and particularly the memory market is very cyclical, which could result in consolidation or changes in various partnership and technology arrangements amongst our customers. These changes could affect demand for our products and impact our technology roadmaps.

Our markets are subject to rapid technological change, and to compete effectively, we must continually introduce new products that achieve market acceptance.

The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes as well as current and potential customer requirements. The introduction by us or by our competitors of new and enhanced products, or alternative technologies, may cause our customers to defer, change or cancel orders for our existing products, which may harm our operating results. In the past we have also experienced delays in new product development. Similar delays may occur in the future. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or, where necessary, to license these technologies from others.

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

The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technology changes or emerging industry standards. Any failure to respond to technology change that may render our current products or technologies obsolete could significantly harm our business.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business.

We use a wide range of materials from numerous suppliers in the production of our products, including custom electronic and mechanical components. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, some key parts are available only from a single supplier or a limited group of suppliers in the short term. Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including changes in business relationships, competitive factors, work stoppages, fire, earthquake, flooding or other natural disasters. Such disruption could interrupt our manufacturing. Our business may be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

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

In addition, we derive a substantial portion of our revenue from the sale of a relatively small number of products. Consequently, shipment and/or customer acceptance delays, including acceptance delays related to new product introductions or customizations, could significantly impact recognition of revenue and could be further magnified by announcements from us or our competitors of new products and technologies. Such announcements could cause our customers to defer purchases of our systems, change existing orders or purchase products from our competitors. Any of these delays could result in a material adverse change in our results of operations for any particular period.

We acquire inventory based upon projected demand. If these projections are incorrect, we may carry inventory that cannot be used, which may result in significant charges for excess and obsolete inventory.

Our business is highly competitive and one factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. Certain types of inventory, including lasers and optical equipment, are particularly expensive and can only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which could negatively affect our financial results.

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

We completed an acquisition and may make acquisitions in the future, and these acquisitions may subject us to risks associated with integrating these businesses into our current business.

In fiscal 2008, we completed the acquisition of New Wave Research, Incorporated (NWR) and in the future we may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies.

Acquisitions, including the acquisition of NWR, involve numerous risks, many of which are unpredictable and beyond our control, including:

•	Difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;

•	Diversion of management’s attention from other operational matters;

•	The potential loss of key employees of acquired companies;

•	Lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	Acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	Difficulties establishing satisfactory internal controls at acquired companies; and

•	Incurring liabilities for which we may not be indemnified in full or at all.

Our inability to effectively manage these acquisition risks could materially and adversely affect our business, financial condition and results of operations and could cause us not to realize the anticipated benefits of an acquisition on a timely basis or at all. In addition, if we issue equity securities to pay for an acquisition the ownership percentage of our existing shareholders would be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. In addition, the accounting for acquisitions, including the NWR acquisition, could result in significant charges resulting from amortization of intangible assets related to such acquisitions. We may make additional strategic investments in development stage companies and such investments are subject to a high degree of risk, and therefore it is possible that we could lose our entire investment.

We are exposed to the risks of operating a global business, including risks associated with exchange rate fluctuations, legal and regulatory changes and the impact of regional and global economic disruptions.

International shipments accounted for 82% of net sales in fiscal 2008, with 74% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have an arrangement with a contract manufacturer in Singapore to complete the manufacture of certain of our products. Our non-U.S. sales, purchases and operations, including contract manufacturing, are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

Our business and operating results are subject to uncertainties arising out of the possibility of regional or global economic disruptions (including those resulting from natural disasters and outbreaks of infectious disease), the economic consequences of military action or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties, we are subject to:

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

Our effective tax rates are subject to fluctuation as the income tax rates for each year are a function of: (a) taxable income levels and the effects of a mix of profits (losses) earned by ESI and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates, (b) our ability to utilize deferred tax assets, (c) taxes, refunds, interest or penalties resulting from tax audits, (d) the magnitude of various credits and deductions as a percentage of total taxable income and (e) changes in tax laws or the interpretation of such tax laws. For example, ESI has historically realized a significant benefit from research & experimentation tax credits, which expired on December 31, 2007 and has not been renewed. Changes in the mix of these items may cause our effective tax rates to fluctuate between periods, which could have a material adverse effect on our financial position and results of operations.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is exercised in determining our worldwide provisions for income taxes. Furthermore, we are occasionally under audit by tax authorities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and the impact of changes in tax laws or the interpretation of tax laws could result in material differences from what is reflected in historical income tax accruals. If additional taxes are assessed as a result of an examination, a material effect on our financial results, tax positions or cash flows could occur in the period or periods in which the determination is made.

No market currently exists for auction rate securities we hold and as a result we may not be able to liquidate them at the current valuation, if at all. We have recorded an unrealized loss in accumulated other comprehensive income in equity on those securities. In addition, if the credit quality of the issuers or their guarantors declines, we may have to recognize an other-than temporary impairment on the income statement with respect to those securities.

As of March 29, 2008, the Company had a total of $19.6 million at par value invested in auction rate securities, which were valued at $15.7 million on the consolidated balance sheet. During the fourth quarter of fiscal year 2008, we recorded a reserve of 20%, or approximately $3.9 million, against our auction rate securities as an unrealized loss through accumulated other comprehensive income within shareholders’ equity, in accordance with accounting principles generally accepted in the United States of America due to the ongoing illiquidity of these securities. Although the contractual maturities of these securities range up to calendar year 2050 and with some having perpetual maturities, the securities historically provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain their holdings or liquidate their holdings by selling such securities at par. With the liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated current market value of these auction rate securities no longer approximates par value.

We believe the decline in market value is due to the lack of liquidity for asset-backed securities resulting from the sub-prime lending collapse that began in 2007, rather than specific concerns with respect to the issuers of the auction rate securities themselves, and that these securities will ultimately be liquidated in orderly transactions. However, if we need to liquidate the securities in the near future or if no orderly liquidation occurs, we may not be able to liquidate these securities at the current valuation or at all, which could impair our liquidity. Continued illiquidity of these securities could require additional reserves on our balance sheet by recognizing further unrealized losses through accumulated other comprehensive income. In addition, while we believe these investments continue to be of high credit quality and the respective credit ratings of the securities issuers also remain high, if their credit quality decreases or such credit ratings decline we may have to recognize an other-than temporary impairment to the value of the securities, which would adversely impact our results of operations. It is possible that continued uncertainty in the credit markets could also impact the liquidity of our other investments and cash equivalents, which could impair our liquidity or require us to recognize an impairment to the value of those investments, which could negatively impact our financial position and results of operations.

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

We reported a material weakness in our internal control over financial reporting in a prior fiscal year and if material weaknesses are discovered in the future, our internal control over financial reporting could be adversely affected.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive and administrative offices, as well as our primary manufacturing facilities, are located in Portland and Klamath Falls, Oregon. The system manufacturing facilities are located in a four-building complex with 258,500 square feet of space on 15 acres in Portland, Oregon. The passive component consumable products are manufactured at a 53,000 square foot plant on 31 acres in Klamath Falls, Oregon. We own all of these buildings. We believe the productive capacity of these facilities to be adequate and suitable for the requirements of our business for the foreseeable future.

We lease approximately 65,000 square feet of facilities in Fremont, California that are used for NWR operations and manufacturing. We also lease other office and facilities space in various locations throughout the United States and various foreign countries.

We do not expect compliance with federal, state and local provisions which have been enacted or adopted related to the discharge of materials into the environment, or otherwise relating to protection of the environment, to have a material effect on our capital expenditures, earnings or competitive position.

Item 3.	Legal Proceedings

In August 2005, we commenced a proceeding in the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. We alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes our Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). As part of this proceeding, the Court issued a Provisional Attachment Order (PAO) in August 2005, restricting the use of some of All Ring’s assets. All Ring then filed a bond with the Court to obtain relief from the attachment of its assets. In July 2007, the Court issued a second PAO and approximately US$6.0 million was restricted in All Ring’s accounts. The second PAO remains in effect and cannot be revoked.

In October 2005, we filed a formal patent infringement action against All Ring in the Court. The Court-appointed expert has concluded that the Capacitor Tester and All Ring’s RK-T2000 both infringe every claim of the 207469 patent and that All Ring’s RK-L50 infringes a number of the claims as well. Also in October 2005, the Court executed a Preliminary Injunction Order (PIO) that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester until final judgment is entered in the formal patent infringement action. The Court dismissed All Ring’s application to revoke the PIO on January 18, 2008, and the PIO remains in place.

In November 2005, All Ring filed a cancellation action against our 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring us to cancel two of the claims in the 207469 patent. No other claims of the patent have been rejected. We filed a response canceling the two claims and amending the remaining claims accordingly in August 2007.

On March 4, 2008, pursuant to All Ring’s motion, the Court issued a suspension order, staying the formal infringement action until after a final decision is rendered in the cancellation action. The High Court revoked the Court’s suspension decision on May 2, 2008. On May 12, 2008, All Ring appealed the High Court’s ruling. At the latest, the formal action will re-start soon after July 2008, when Taiwan’s new Intellectual Property Law comes into effect. Any cases previously suspended, such as our formal action, will re-start upon a party making a motion with the Court to do so. We intend to make such a motion and continue to vigorously pursue our patent infringement claims against All Ring and defend against the cancellation action.

Pursuant to the Court’s Provisional Attachment Order and Preliminary Injunction Order, in October 2005, we were required to post a Taiwan dollar security bond with the Court. An additional Taiwan dollar bond of approximately US$2.1 million was posted in June 2007 related to the second PAO. The total security bonds were valued at approximately US$9.7 million at March 29, 2008 and this amount was included in other assets on the consolidated balance sheet at March 29, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended March 29, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices and Dividends

Our common stock trades on the NASDAQ Global Market under the symbol ESIO. There were 644 shareholders of record as of June 6, 2008, and on that date there were 27,090,958 common shares outstanding. The closing price on June 6, 2008 was $15.40.

The following table shows, for the fiscal quarters indicated, the high and low closing sale prices for the common stock as reported on the NASDAQ Global Market.

Fiscal 2008	High	Low
Period 1 (June 3, 2007 to June 30, 2007)	$21.50	$20.12
Quarter 2	24.85	20.59
Quarter 3	24.99	18.80
Quarter 4	19.96	15.45

Fiscal 2007	High	Low
Quarter 1	$20.40	$17.33
Quarter 2	22.34	19.17
Quarter 3	22.87	18.69
Quarter 4	21.24	18.61

We have not paid any cash dividends on our common stock during the last two fiscal years. We intend to retain any earnings for our business and do not anticipate paying any cash dividends in the foreseeable future.

Share Repurchase Transactions

On March 9, 2007, the Board of Directors authorized the repurchase of up to $50.0 million in shares of our outstanding common stock during the nine-month period beginning April 17, 2007 through transactions in the open market or in negotiated transactions with brokers or shareholders. Share repurchases under this authorization were suspended on October 9, 2007 after completing approximately $37.3 million of the $50.0 million share repurchase program. On January 22, 2008, the Board of Directors voted to resume the previous $50.0 million share repurchase program and the remaining $12.7 million in shares was repurchased during the fourth quarter of fiscal 2008. During fiscal 2008 we repurchased approximately 2.0 million shares for $39.6 million at an average price per share of $20.08, which was calculated inclusive of commissions and fees. The reacquired shares were immediately retired, as required under Oregon corporate law.

The following table sets forth information for the fourth quarter of fiscal 2008 regarding the share repurchase transactions in accordance with SEC Regulation S-K, Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/30/08 to 2/2/08	55,000	$16.59	1,755,578	$11,817,907
2/3/08 to 3/1/08	388,390	16.39	2,143,968	5,453,024
3/2/08 to 3/29/08	334,790	16.29	2,478,758	—

Total	778,180	$16.36

On May 15, 2008, the Board of Directors authorized a new share repurchase program for up to $20.0 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. The repurchases will be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There is no fixed completion date for this repurchase program.

Disclosures related to securities authorized for issuance under our Equity Compensation Plans are incorporated by reference into Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters of this annual report on Form 10-K from our Proxy Statement for our 2008 annual meeting.

Stock Performance Graph

The graph below compared the cumulative 58 months total return of holders of Electro Scientific Industries, Inc. common stock with the cumulative total returns of the S&P 500 index and the S&P Information Technology Index. The graph assumes that the value of the investment in Electro Scientific Industries, Inc. common stock and in each of the indices (including reinvestment of dividends) was $100 on May 30, 2003 and tracks it through March 29, 2008.

Historical stock prices performance should not be relied upon as indicative of future stock price performance.

*	$100 invested on 5/30/03 in stock or index-including reinvestment of dividends.

Indexes calculated on month-end basis.

	Cumulative Total Return
	5/30/2003	5/29/2004	5/28/2005	6/3/2006	6/2/2007	3/29/2008
Electro Scientific Industries, Inc.	100.00	151.53	120.48	131.32	137.77	107.58
S&P 500	100.00	118.33	128.07	139.14	170.85	150.06
S&P Information Technology	100.00	121.98	123.08	123.99	152.54	138.52

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data

(in thousands, except per share amounts)	(Ten Months) 2008	2007	2006	2005	2004
Statement of Operations Data
Net sales	$247,155	$250,824	$207,006	$233,371	$207,242
Provision (benefit) for income taxes	9,923	11,103	(1,536)	6,437	(9,308)
Net income[1,2,3,4,5]	16,589	23,524	20,823	19,837	11,887
Net income per share—basic[1,2,3,4,5]	0.59	0.81	0.72	0.70	0.42
Net income per share—diluted[1,2,3,4,5]	0.59	0.80	0.72	0.69	0.42

Balance Sheet Data
Cash, cash equivalents and short-term and long-term marketable securities[6]	$160,905	$228,691	$229,332	$218,901	$332,754
Working capital	274,667	327,288	302,184	275,701	369,941
Net property, plant and equipment	47,962	43,859	43,338	32,959	33,531
Total assets	455,612	465,668	437,465	403,557	537,186
Long-term debt	—	—	—	—	142,759
Shareholders’ equity	392,240	408,330	388,167	357,155	326,813

1.	Fiscal 2008 included pretax charges of $3.3 million to record the fair value adjustments primarily related to acquired inventory and amortization of acquired intangibles, and $2.8 million to record the write-off of in-process research & development related to the acquisition of New Wave Research, Incorporated. Fiscal 2008 included $2.4 million in share-based compensation expense required by Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R).
2.	Fiscal 2007 included a pretax gain for an insurance recovery of $1.3 million on fire-damaged demonstration systems and a pretax gain of $1.0 million for an insurance settlement related to the shareholder and derivative lawsuits. Fiscal 2007 included $1.8 million in share-based compensation expense required by SFAS No. 123R.
3.	Fiscal 2006 included a $5.9 million reduction in accrued income taxes due to the statutory closure of various tax years. Fiscal 2006 included $0.9 million in share-based compensation expense required by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).
4.

Fiscal 2005 included pretax charges of approximately $4.1 million for the redemption of our 4 1/4% convertible subordinated notes due 2006 and $2.2 million resulting from the settlement and related legal costs for a patent infringement lawsuit. Fiscal 2005 included $1.1 million in share-based compensation expense required by APB No. 25.

5.	Fiscal 2004 included a pretax charge of $3.8 million for the estimated settlement of class action and derivative lawsuits. Fiscal 2004 included $0.5 million in share-based compensation expense required by APB No. 25.
6.	Fiscal 2008 included illiquid auction rate securities at fair value of $15.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global semiconductor and micro-electronics markets, including advanced laser systems that are used to micro-engineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, passive components and interconnect devices. Our equipment enables these manufacturers to achieve the yield and productivity gains in their manufacturing processes that can be critical to their profitability. The components and devices manufactured by our customers are used in a wide variety of end products in the computer, consumer electronics, communications and automotive industries. ESI was founded in 1944 and is headquartered in Portland, Oregon.

We supply advanced laser microengineering and testing systems that allow semiconductor and micro-electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields in a variety of end markets. Laser microengineering comprises a set of precise fine-tuning processes, including laser micro-machining, scribing, semiconductor memory-link cutting, device trimming and via drilling, that require application-specific laser systems able to meet semiconductor and micro-electronics manufacturers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance during the manufacturing process for semiconductor devices, high-density interconnect (HDI) circuits, including flexible interconnect material and advanced semiconductor packaging, high-brightness light emitting diodes (LED), flat panel liquid crystal displays (LCD) and general micro-machining applications.

Additionally, we produce high capacity test and optical inspection equipment which are critical to the quality control process during the production of multi-layer ceramic capacitors (MLCCs). Our equipment ensures that each MLCC meets both the electrical and physical tolerances required to perform properly.

Change in Fiscal Reporting Periods

On July 3, 2007, our Board of Directors approved a change in our reporting periods that results in a fiscal year consisting of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2008 reporting period consisted of a 43-week period ending on March 29, 2008 (approximately ten months). Prior to the change in our reporting periods, the fiscal year ended on the Saturday nearest May 31. As such, fiscal 2007 ended on June 2, 2007 and fiscal 2006 ended on June 3, 2006 and those fiscal years contained 52 weeks and 53 weeks, respectively. In accordance with the SEC Regulation S-X Rule 3-06, the ten month transition period representing fiscal 2008 is deemed to meet the requirement to file financial statements for a period of one year. All references to years relate to fiscal years unless otherwise noted. All references to fiscal 2008 relate to the ten-month period ended March 29, 2008.

Acquisition of New Wave Research, Incorporated

On July 20, 2007, we acquired New Wave Research, Incorporated (NWR), a privately-held company headquartered in Fremont, California. NWR is a global leader in the development of high-end lasers and laser-based systems and its products are used in the semiconductor market for sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging our combined core competencies into adjacent markets and driving revenue growth and shareholder value.

We acquired 100% of NWR’s outstanding common stock for approximately $36.2 million, comprised of $34.9 million in cash and merger-related transaction costs of $1.3 million. The contractual purchase price of $36.0 million was reduced by $1.1 million related to certain net working capital adjustments and indemnity payments agreed upon prior to closing. The results for fiscal 2008 include the results of our NWR division from the date of acquisition forward.

Purchase accounting expenses recorded during the ten months ended March 29, 2008 were as follows (in thousands):

2008
Cost of sales	$1,946
Selling, service and administration	1,445
Write-off of in-process research & development	2,800

$6,191

Purchase accounting expenses recorded in cost of sales are primarily related to the fair value adjustments to acquired inventory and amortization of acquired intangibles. Purchase accounting expenses included in operating expenses of $4.2 million which included amortization of acquired intangibles, adjustments to the depreciable value of property, plant & equipment and the write-off of $2.8 million of in-process research & development. See further discussion of in-process research & development below in the discussion of expenses to compare to the prior year.

Overview of Financial Results

Due to the change in our fiscal reporting periods discussed above, within the following analyses, we presented supplemental comparisons of the ten-month fiscal 2008 ended March 29, 2008 to a pro-forma ten-month period ended March 31, 2007 for fiscal 2007. Necessary estimates were made for certain items in order to create the pro-forma ten-month statement of operations for fiscal 2007 to help facilitate meaningful discussions of our financial results. See Note 3 “Comparative Statements of Operations for the Ten Months Ended March 31, 2007 (Unaudited)” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further discussion.

The financial results of fiscal 2007 reflected strong demand for our products which accelerated beginning with the fiscal third quarter of 2007 through the third quarter of fiscal 2008. Business was further bolstered by the acquisition of New Wave Research in the second quarter of fiscal 2008 contributing to our overall strong results for the fiscal 2008 period. However, in the second half of fiscal 2008, the semiconductor memory industry began to experience falling memory prices which significantly impacted the profitability of memory producers and resulted in lower capital spending amongst our customers. We began to see the impact of this trend in our fourth quarter of fiscal 2008 resulting in a significant reduction in orders for our semiconductor memory yield improvement products. In addition, we began to see weakness in our passive component business due to absorption of added capacity earlier in the year and cautious spending related to concerns about the global economic environment. Orders for our passive components group (PCG) products and interconnect/micro-machining group (IMG) products have remained relatively strong due to our ability to penetrate new customer specific micomachining applications. Looking forward, the timing of a recovery in our markets is uncertain.

Total order volume of $224.4 million in fiscal 2008 decreased 18% compared to orders of $275.3 million in fiscal 2007. On a pro-forma ten-month basis, orders were relatively flat as orders resulting from the acquisition of NWR and growth in demand for our IMG products substantially offset the decrease in demand for our semiconductor group (SG) products.

On a pro-forma basis, orders for our SG products decreased approximately 23% compared to fiscal 2007. Strong demand early in the year for our new dual-beam Model 9850 IR and UV systems and increased orders due to the acquisition of NWR, were offset by a significant decline in demand for semiconductor products in the fourth quarter of fiscal 2008 consistent with weakness in the memory market and slowdown in capital expenditures. Excluding the addition of NWR, orders for SG products declined approximately 31% on a pro-forma basis.

On a pro-forma basis, PCG orders increased slightly compared to fiscal 2007. The increase was due to strong orders for our new Model 3550 high capacitance testing system and for our 3300 series electrical test and 6650 visual inspection systems, reflecting the successful introduction of these new products and continued penetration into the Japanese MLCC market. Demand for additional capacity in this market is driven by consumer demand for leading edge consumer products such as handheld devices, multi-core PC processors, flat panel displays and high definition televisions which utilize a greater number of MLCCs per device.

On a pro-forma basis, orders for our IMG products increased approximately 73% in fiscal 2008 compared to fiscal 2007, including an increase of 30% resulting from the acquisition of NWR. The strong growth in orders was due to demand for micro-machining applications created by our ability to introduce and quickly bring to market new applications for our technology and continued expansion in the flex-circuit and IC packaging segments of this market.

Fiscal 2008 shipments were $244.6 million compared to $250.4 million in fiscal 2007. Within total shipments, on a pro-forma basis, IMG shipments increased approximately 86% and PCG shipments increased approximately 43%. SG shipments increased approximately 5%, driven by the acquisition of NWR. Backlog was $42.1 million as of March 29, 2008 compared to $56.7 million as of June 2, 2007, representing a decrease of 26% primarily due to weak demand in the fourth quarter of fiscal 2008.

Gross margins were 45.4% on net sales of $247.2 million in fiscal 2008 compared to 43.4% on net sales of $250.8 million in fiscal 2007. The acquisition of NWR resulted in an increase to net sales of $20.7 million with a corresponding gross margin of 37.8% which included $1.9 million in purchase accounting expenses.

Net operating expenses of $92.1 million increased $7.6 million from $84.5 million in fiscal 2007. On a pro-forma basis, operating expenses increased $23.2 million from $68.9 million. Of this increase, $15.6 million related to the acquisition of NWR which included a $2.8 million write-off of in-process research & development, $1.4 million in purchase accounting amortization of intangibles and $11.4 million in NWR operating expenses. The year over year increase in operating expenses also reflected the impact of $2.3 million of insurance recoveries which reduced expenses in the prior fiscal year.

Operating income was $20.0 million in fiscal 2008 compared to $24.2 million in fiscal 2007. On a pro-forma basis, operating income increased approximately $9.3 million from $10.7 million primarily due to increased gross margin on higher revenues. Non-operating income, comprised primarily of interest income on cash and investments, decreased to $6.5 million from $10.4 million due to the shortened fiscal year, lower average investment balances and decreased investment yields. Net income of $16.6 million in fiscal 2008 declined from $23.5 million in fiscal 2007 primarily due to the shortened fiscal year. On a pro-forma basis, net income increased $2.4 million from $14.2 million due to higher operating income partially offset by lower interest income and a higher tax rate.

Looking forward, we expect to see continued weakness in the overall semiconductor memory capital equipment market, and cautious spending related to uncertainty in the broader macro economy. The timing of a recovery in our markets is uncertain. Given lower estimated sales and operating results, we expect restructuring actions costing approximately $1.0 million in the first quarter of fiscal 2009.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales.

	Ten months ended March 29, 2008	Fiscal 2007	Fiscal 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.6	56.6	55.8

Gross margin	45.4	43.4	44.2
Selling, service and administration	21.4	19.6	22.2
Research, development and engineering	14.7	15.0	16.3
Write-off of in-process research & development	1.1	—	—
Insurance recoveries	—	(0.9)	—

Operating income	8.1	9.7	5.7
Interest and other income, net	2.6	4.1	3.7

Income before taxes	10.7	13.8	9.4
Income tax provision (benefit)	4.0	4.4	(0.7)

Net income	6.7%	9.4%	10.1%

Ten Months Ended March 29, 2008 (Fiscal 2008) Compared to Fiscal 2007

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	Ten months ended March 29, 2008		Fiscal 2007		Pro-forma ten months ended March 31, 2007 (unaudited)
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$109,156	44.2%	$145,381	58.0%	$97,706	53.0%
Passive Components (PCG)	75,112	30.4	63,093	25.2	52,365	28.4
Interconnect/Micro-machining (IMG)	62,887	25.4	42,350	16.8	34,362	18.6

	$247,155	100.0%	$250,824	100.0%	$184,433	100.0%

Fiscal 2008 net sales were $247.2 million compared to $250.8 million in fiscal 2007. On a pro-forma basis, net sales for the comparable ten-month period in fiscal 2007 were $184.4 million, which excluded the results of the latter two months of our reported fourth-quarter for fiscal 2007. As discussed above, business activity was ramping up significantly over the course of the latter part of fiscal 2007 and continued strongly through most of fiscal 2008. As a result, on a pro-forma basis, each product group reflected increases in net sales, rising approximately 12%, 43% and 83% for SG, PCG and IMG, respectively.

SG net sales in fiscal 2008 decreased $36.2 million or 25% compared to fiscal 2007. On a pro-forma basis, SG net sales increased by approximately $11.5 million, primarily due to $10.4 million as a result of the acquisition of NWR. The remaining increase of $1.1 million resulted from an increase in the volume of sales of our dual-beam IR and UV-based Model 9850, large capacity increases from NAND Flash producers and the migration to 70-nm technology. These increases were substantially offset by a decrease in the volume of sales of our existing single-beam IR-based memory link processing tools and overall weakness in the semiconductor memory market in the fourth quarter of fiscal 2008.

Fiscal 2008 PCG net sales increased $12.0 million or 19% compared to fiscal 2007. On a pro-forma basis, PCG net sales increased by $22.7 million driven by strong demand for our new Model 3500 series electrical test systems, Model 6650 visual inspection systems and increased penetration in Asian markets.

IMG net sales were $62.9 million in fiscal 2008, an increase of $20.5 million or 48% compared to IMG sales in fiscal 2007. On a pro-forma basis, IMG net sales increased by $28.5 million, including $10.3 million in net sales resulting from the acquisition of NWR. The remaining $18.2 million increase was driven by an increase in sales volumes of our Model 5300 series UV laser micro-via drilling and micro-machining systems.

Gross Profit

The following table presents gross profit for the ten months ended March 29, 2008, fiscal 2007 and the pro-forma ten months ended March 31, 2007 (gross profit in thousands):

	Ten months ended March 29, 2008		Fiscal 2007		Pro-forma ten months ended March 31, 2007 (unaudited)
	Gross Profit	Percent of Total Net Sales	Gross Profit	Percent of Total Net Sales	Gross Profit	Percent of Total Net Sales
Gross Profit	$112,141	45.4%	$108,770	43.4%	$79,610	43.2%

Gross profit was $112.1 million (45.4% of net sales) in fiscal 2008 compared to $108.8 million (43.4% of net sales) in fiscal 2007. Cost of sales in the current fiscal year included $1.9 million in purchase accounting expenses primarily related to the fair value adjustments for the acquired inventory and amortization of acquired intangibles. On a pro-forma basis, the increase in gross margin percentage was primarily due to favorable sales mix within our product groups and volume-based manufacturing efficiencies on increased production.

Operating Expenses

The following table presents operating expenses for the ten months ended March 29, 2008, fiscal 2007 and the pro-forma ten months ended March 31, 2007 (expenses in thousands):

	Ten months ended March 29, 2008		Fiscal 2007		Pro-forma ten months ended March 31, 2007 (unaudited)
	Expenses	Percent of Total Net Sales	Expenses	Percent of Total Net Sales	Expenses	Percent of Total Net Sales
Selling, Service and Administration	$52,967	21.4%	$49,119	19.6%	$39,886	21.6%
Research, Development & Engineering	36,371	14.7	37,703	15.0	31,328	17.0
Write-off of In-process R&D	2,800	1.1	—	—	—	—
Insurance Recoveries	—	—	(2,287)	(0.9)	(2,287)	(1.2)

	$92,138	37.3%	$84,535	33.7%	$68,927	37.4%

Selling, Service and Administration Expenses

The primary items included in selling, service and administration (SS&A) expenses are labor and other employee-related expenses, travel expenses, professional fees, commissions and facilities costs. SS&A expenses were $53.0 million (21.4% of net sales) in fiscal 2008 compared to $49.1 million (19.6% of net sales) for fiscal 2007. On a pro-forma basis, SS&A expenses increased $13.1 million primarily due to expenses supporting higher volume sales and service activity as well as incremental costs related to the NWR acquisition and integration. NWR expenses were $8.9 million which included $1.4 million of amortization of intangible assets acquired.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. Expenses associated with RD&E totaled $36.4 million (14.7% of net sales) in fiscal 2008, compared to $37.7 million (15.0% of net sales) for fiscal 2007. On a pro-forma basis, RD&E expenses increased by $5.0 million, including $3.9 million of incremental expenses resulting from the acquisition of NWR. The remaining $1.1 million increase is primarily related to increased project materials and consulting costs to support the development of new products in existing and emerging markets.

Write-off of In-process Research & Development

At the acquisition date, NWR had in-process research and development valued at $2.8 million and the immediate write-off of this amount was included in operating expenses for fiscal 2008. The in-process research and development related to three programs consisting of development of a diode-pumped solid-state laser-based LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was calculated based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. The current estimated commercialization dates for these products ranges from May 2008 to December 2008. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, estimated life of the products’ underlying technology, future operating expenses, and a discount rate of 18% to reflect present value.

Insurance Recoveries

In November 2006, we settled litigation related to insurance coverage for the shareholder and derivative lawsuits related to the restatement of financial results announced in 2003. As a result, we recorded a gain of $1.0 million in the second quarter of fiscal 2007 as an offset to operating expenses in the consolidated statement of operations. All related costs had been expensed as incurred in prior periods.

In June 2006, we received $1.3 million in insurance proceeds for demonstration systems that were destroyed in a fire at a customer’s plant. As the book value of these assets had previously been written off, we recorded a gain on the recovery in the first quarter of 2007 which was included as an offset to operating expenses in the consolidated statement of operations.

Restructuring and Cost Management Plans

In the fourth quarter of fiscal 2008, we began to see the impact of weakness in the memory market and lower capital spending. In response, we initiated a restructuring plan designed to reduce costs through a reduction-in-force and office consolidations in foreign subsidiary locations. In conjunction with the restructuring, 25 positions were eliminated in our U.S. and overseas offices, impacting all functional groups. These restructuring actions were completed in early April 2008 and we incurred approximately $1.0 million in costs related to the restructuring plan. Fiscal 2008 restructuring expenses of approximately $0.7 million were included in selling, service and administration expense and $0.3 million were included in research, development and engineering expenses.

Interest and Other Income, Net

The following table presents interest and other income, net for the ten months ended March 29, 2008, fiscal 2007 and the pro-forma ten months ended March 31, 2007 (interest and other income, net in thousands):

	Ten months ended March 29, 2008		Fiscal 2007		Pro-forma ten months ended March 31, 2007 (unaudited)
	Interest and Other Income, Net	Percent of Total Net Sales	Interest and Other Income, Net	Percent of Total Net Sales	Interest and Other Income, Net	Percent of Total Net Sales
Interest and Other Income, net	$6,509	2.6%	$10,392	4.1%	$8,569	4.6%

Interest and other income, net decreased by $3.9 million to $6.5 million in fiscal 2008 compared to $10.4 million in fiscal 2007. On a pro-forma basis, the decrease of $2.1 million was primarily due to a lower volume of average invested assets. In fiscal 2008, we used $36.2 million in cash to fund the purchase of NWR in July 2007 and during fiscal 2008 we used $40.3 million in cash related to our $50.0 million share repurchase program which began in late April 2007. Additionally, yields on our invested assets decreased due to lower market interest rates and a shift to more conservative investments held in our portfolio.

Income Taxes

The income tax provision recorded for the ten-month fiscal 2008 was $9.9 million on pretax income of $26.5 million, an effective rate of 37%. In fiscal 2007, the income tax provision recorded was $11.1 million on pretax income of $34.6 million, which represented an effective tax rate of 32%. The higher rate in fiscal 2008 was significantly impacted by discrete purchase accounting expenses of $2.8 million associated with the write-off of in-process research and development, which were non-deductible for tax purposes.

Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a material effect on our financial position, expected cash flows or results of operations. We anticipate no significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapsed statutes of limitation.

Net Income

The following table presents net income for the ten months ended March 29, 2008, fiscal 2007 and the pro-forma ten months ended March 31, 2007 (net income in thousands):

	Ten months ended March 29, 2008		Fiscal 2007		Pro-forma ten months ended March 31, 2007 (unaudited)
	Net Income	Percent of Total Net Sales	Net Income	Percent of Total Net Sales	Net Income	Percent of Total Net Sales
Net income	$16,589	6.7%	$23,524	9.4%	$14,225	7.7%

As a result of the factors discussed above, net income in fiscal 2008 was $16.6 million, or $0.59 per basic and diluted share, compared to net income of $23.5 million, or $0.81 per basic share and $0.80 per diluted share in fiscal 2007 and compared to net income of $14.2 million, or $0.49 per basic share and $0.48 per diluted share on a pro-forma basis for the ten months ended March 31, 2007.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Sales

Certain information regarding our net sales by product group is as follows (net sales in thousands):

	2007		2006
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$145,381	58.0%	$126,682	61.2%
Passive Components (PCG)	63,093	25.2	46,305	22.4
Interconnect/Micro-machining (IMG)	42,350	16.8	34,019	16.4

	$250,824	100.0%	$207,006	100.0%

Net sales for fiscal 2007 increased $43.8 million or 21.2% to $250.8 million compared to $207.0 million in fiscal 2006. Each product group reflected strong increases in net sales, increasing 14.8%, 36.3% and 24.5% for SG, PCG and IMG, respectively.

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

IMG sales levels increased by $8.3 million in fiscal 2007 compared to prior year. The increase was due to higher sales volumes of our single-head UV micro-via drilling systems for flex circuits, many of which are now included in cell phones, digital cameras and notebook PCs. Sales volume also increased for our dual-head IC packaging tool, which offers improved cost-of-ownership, yield and performance compared to our earlier models.

Gross Profit

Gross profit was $108.8 million (43.4% of net sales) in fiscal 2007 compared to $91.5 million (44.2% of net sales) in fiscal 2006. Despite volume-based manufacturing efficiencies on shipments that increased by 21% compared to the prior year, our gross margin rates were lower in fiscal 2007 compared to the prior year primarily due to changes in product sales mix, both among our product groups and among products within the product groups. The semiconductor group historically comprised our highest-margin products. Compared to the prior year, that group’s revenue decreased by 3% as a percentage of total net sales with the offsetting increase primarily in the PCG group products, which are lower margin products.

Operating Expenses

Selling, Service and Administration Expenses

The primary items included in selling, service and administration expenses are labor and other employee-related expenses, travel expenses, professional fees, commissions and facilities costs. Selling, service and administration expenses were $49.1 million (19.6% of net sales) in fiscal 2007, an increase of $3.1 million compared to $46.0 million (22.2% of net sales) in fiscal 2006. The net increase was primarily due to $4.7 million in increased compensation costs. A portion of employee compensation costs for those directly engaged in an enterprise resource planning (ERP) development was capitalized during fiscal 2006. As such, those capitalized costs were excluded from operating expenses for fiscal 2006. Additionally, we incurred higher share-based compensation costs in fiscal 2007 related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R and higher variable incentive compensation costs due to increased business levels. These increases were partially offset by both lower professional fees and reduced legal fees related to the All Ring patent litigation.

Research, Development and Engineering Expenses

Expenses associated with research, development and engineering totaled $37.7 million (15.0% of net sales) for fiscal 2007, representing a $3.9 million increase from expenses of $33.8 million (16.3% of net sales) for fiscal 2006. The increase in research and development was primarily attributable to an increase in compensation costs due to 12% higher average headcount in fiscal 2007 compared to fiscal 2006, higher variable incentive compensation and higher share-based compensation costs related to the adoption of SFAS No. 123R. Other spending increases included professional services for patent registration and maintenance fees as well as an increase in funding for development projects and new technical capabilities.

Insurance Recoveries

In November 2006, we settled litigation related to insurance coverage for the shareholder and derivative lawsuits related to the restatement of financial results announced in 2003. As a result, we recorded a gain of $1.0 million in the second quarter of fiscal 2007 as an offset to operating expenses in the consolidated statement of operations. All related costs had been expensed as incurred in prior periods.

In June 2006, we received $1.3 million in insurance proceeds for demonstration systems that were destroyed in a fire at a customer’s plant. As the book value of these assets had previously been written off, we recorded a gain on the recovery in the first quarter of 2007 which was included as an offset to operating expenses in the consolidated statement of operations.

Other Income

Other income increased by $2.8 million to $10.4 million in fiscal 2007 compared to $7.6 million in fiscal 2006. The increase was primarily due to a rise in interest income of $2.3 million due to higher investment yields, which increased from an annualized effective year-to-date yield of 4.6% at the end of fiscal 2006 to 5.2% at the end of fiscal 2007. Weighted average invested assets in fiscal 2007 decreased to $222.9 million, compared to $225.2 million for fiscal 2006, which partially offset the increased investment yields. The increase in income due to rising market interest rates was also partially offset by a decrease in net interest income related to tax refunds. During fiscal 2007, we received net interest income related to various income and property tax refunds and payments totaling $0.4 million, compared to $0.7 million for the prior fiscal year.

Income Taxes

The income tax provision recorded for fiscal 2007 was $11.1 million on pretax income of $34.6 million, reflecting an effective rate of 32%. The fiscal 2007 income tax provision increased $12.6 million compared to the income tax benefit of $1.5 million on pretax income of $19.3 million in fiscal 2006, reflecting an effective tax benefit rate of 8%. The increase in the income tax provision was due both to the increase in taxable income and changes in the effective tax rate due to discrete income tax expense or benefit items recorded in fiscal 2007 and fiscal 2006. The fiscal 2007 income tax provision reflected a $1.0 million increase to income taxes payable related to a revision in Internal Revenue Service technical guidance. Comparatively, the income tax benefit for fiscal 2006 included a $5.9 million reduction in accrued income taxes due to the statutory closure of various tax years.

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

Financial Condition and Liquidity

At March 29, 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $145.2 million and accounts receivable of $60.3 million. At March 29, 2008, we had a current ratio of 5.95 and no long-term debt. Working capital decreased to $274.7 million at March 29, 2008 from $327.3 million at June 2, 2007, primarily due to the use of cash for the acquisition of NWR and the share repurchase program, partially offset by cash generated from operations.

On July 20, 2007, we completed our cash acquisition of NWR for approximately $36.2 million including merger-related transaction fees and net of cash acquired.

On March 9, 2007, the Board of Directors authorized the repurchase of up to $50.0 million in shares of our outstanding common stock over a nine-month period beginning April 17, 2007 through transactions in the open market or in negotiated transactions with brokers or shareholders. We suspended purchase transactions in early October 2007 after completing approximately $37.3 million of the $50.0 million share repurchase program. In January 2008, our Board of Directors voted to resume the previous $50.0 million share repurchase program and the remaining $12.7 million in shares was repurchased during the fourth quarter of fiscal 2008. During fiscal 2008 we repurchased approximately 2.0 million shares for $39.6 million.

As of March 29, 2008, we had a total of $19.6 million at par value invested in auction rate securities. Although the contractual maturities of these securities range up to calendar year 2050 with some securities having perpetual maturities, the securities historically provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par. With the liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value.

We believe the decline in market value is due to the lack of liquidity for asset-backed securities resulting from the sub-prime lending collapse that began in 2007, rather than specific concerns with respect to the issuers of the auction rate securities themselves. We currently have the intent and ability to hold these securities until they reach maturity or are redeemed by the issuers and we continue to receive interest income when due. As such, we have determined that there has not been other than temporary impairment of the value of these securities. The fair values of these auction rate securities provided by our investment manager and reviewed by management were based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.

An unrealized pretax loss on auction rate securities of $3.9 million has been recorded in accumulated other comprehensive income to reflect the fair value of these securities on the consolidated balance sheet at March 29, 2008 at approximately $15.7 million. We reclassified these auction rate securities, which were previously included in current assets, as long-term marketable securities on the consolidated balance sheet at March 29, 2008. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in accumulated other comprehensive income or impairment charges in the consolidated statement of operations. To the extent the fair market values of our auction rate securities were to subsequently increase, such increase would reduce the unrealized loss recorded in accumulated other comprehensive income.

Sources and Uses of Cash

Cash flows provided by operating activities totaled $15.2 million in fiscal 2008. Cash totaling $36.4 million was provided by net income adjusted for non-cash items. Other significant items generating or consuming cash flows from operations included purchases of inventories and decreases in current liabilities.

Net trade receivables were $60.3 million at March 29, 2008 compared to $55.7 million at June 2, 2007. Receivables increased $4.6 million in part due to the acquisition of NWR receivables, which totaled $2.7 million at March 29, 2008, as well as the timing of shipments prior to fiscal year end. Although days sales outstanding increased to 78 days at the end of fiscal 2008, compared to 71 days at the end of fiscal 2007, our aging of accounts receivable has not deteriorated compared to the end of the prior year.

Inventories increased $20.5 million to $101.5 million at March 29, 2008 compared to $81.0 million at June 2, 2007. The increase included acquisition of NWR inventories, which totaled $6.0 million at March 29, 2008. The remaining increase is related to an increase in raw materials and finished goods inventory due to lower-than-expected shipments in the fourth quarter of fiscal 2008 and delay of shipments to future quarters at the request of certain customers.

Payables and accrued liabilities were $42.9 million at March 29, 2008 compared to $39.3 million at June 2, 2007, an increase of $3.6 million. The increase included acquisition of NWR current liabilities, which totaled $5.3 million at March 29, 2008. Net cash used to settle payables and accrued liabilities totaled $3.0 million, primarily related to the settlement of acquired NWR liabilities, which totaled $11.5 million at the date of acquisition.

Cash provided by investing activities totaled $59.9 million for fiscal 2008. We generated $105.8 million, net, in cash and cash equivalents through the maturity and sale of investments in our portfolio of marketable securities. We invested approximately $36.2 million of those proceeds in the acquisition of NWR. Additionally, we invested $6.0 million in property, plant and equipment, primarily test equipment and computer hardware and software, and $2.6 million in loaned and demonstration system assets. During fiscal 2008, we provided a $1.1 million loan to OmniGuide, Inc. which increased our cost method equity investment in OmniGuide to $7.1 million, all of which is classified as other assets on the consolidated balance sheet as of March 29, 2008. This $1.1 million bridge loan was converted into OmniGuide Series E Preferred Stock in May 2008, at which time, we also made an incremental $0.9 million investment in the Series E Preferred Stock. As of March 29, 2008 we had no material contractual commitments for future capital expenditures.

Net cash used in financing activities of $35.7 million were comprised of $40.3 million in cash used to settle repurchase transactions for approximately 2 million shares of our common stock pursuant to the share repurchase program discussed above, partially offset by $4.6 million in proceeds and excess tax benefits from the exercise of stock options and ESPP purchases in fiscal 2008.

We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations, share repurchase program and contractual obligations for at least the next twelve months.

Contractual Obligations

The contractual commitments and obligations below represent our estimates of future payments under fixed contractual obligations and commitments. The actual payments may differ from these estimates due to changes in our business needs, cancellation provisions, and other factors. We cannot provide certainty regarding the timing of the payment schedule and the amounts of payments.

The following table summarizes our contractual commitments and obligations as of March 29, 2008 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments	$36,774	$36,536	$238	$—	$—
Derivative financial instruments, net	19,958	19,958	—	—	—
Operating leases	5,179	2,356	2,664	159	—

	$61,911	$58,850	$2,902	$159	$—

We did not include $6.9 million of unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows as of March 29, 2008. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.

Derivative financial instruments represent various forward exchange contracts to hedge foreign currency transactions. Amounts are presented above in U.S. dollars, translated at exchange rates on March 29, 2008 and are a net presentation of amounts expected (to be received and paid) upon settlement of these contracts.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for additional information.

Our critical accounting policies and estimates include the following:

•	Revenue recognition;

•	Inventory valuation;

•	Product warranty reserves;

•	Allowance for doubtful accounts;

•	Share-based compensation;

•	Income taxes;

•	Valuation of cost method equity investments;

•	Long-lived asset valuations; and

•	Goodwill and intangible assets.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon such delivery, provided that fulfillment of acceptance criteria can be demonstrated prior to shipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, the fair values of any undelivered elements are deferred until the elements are delivered and acceptance criteria are met. Revenues are recorded net of taxes collected which are required to be submitted to government authorities. Installation services are not essential to the functionality of the delivered equipment and installation revenue is deferred until installation is complete. Historically, neither the costs of installation accrued nor the fair value of installation service revenue deferred has been material.

Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance. On sales to our distributor in Japan, where title transfers to the distributor generally upon shipment, revenue recognition is subject to our standard revenue recognition policy. Subsequent to the end of fiscal 2008, the Company ended this agreement with the distributor in Japan.

Revenues related to spare parts and consumable sales are generally recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Inventory Valuation

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

Product Warranty Reserves

We evaluate obligations related to product warranties quarterly. A standard one-year warranty is provided on most products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Warranty charges are recorded net of any cost recoveries resulting from either successful repair of damaged parts or from warranties offered by our suppliers for defective components. Using historical data, we estimate average warranty cost per system or part type and record the provision for such charges as an element of cost of goods sold upon recognition of the related revenue. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales. If circumstances change, or if a significant change in warranty-related incidents occurs, the impact of the change in the warranty accrual could be material. Accrued product warranty is included on the consolidated balance sheet as a component of accrued liabilities. Our warranty expense in fiscal 2008 totaled $6.1 million.

Allowance for Doubtful Accounts

Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to establish and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we talk with the customer to determine the cause. If we determine that a customer will be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information then available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We record estimated bad debt expense as an increase to selling, service and administration expenses. As of March 29, 2008, our allowance for doubtful accounts totaled $1.0 million and we recorded no bad-debt expense in fiscal 2008.

Share-Based Compensation

On June 4, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, non-vested stock and purchases under the employee stock purchase plan, based on the estimated fair value of the award on the grant date. Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

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

Compensation expense is only recognized on awards that are estimated to ultimately vest. Therefore, based on historical forfeiture rates and patterns, the estimated future forfeitures are factored into the compensation expense to be recognized over the vesting period. We will update our forfeiture estimates quarterly and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

Income Taxes

We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to the unrecognized tax benefits in income tax expense.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. Under SFAS No. 109 “Accounting for Income Taxes,” the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Should management’s assumptions and expectations be inaccurate, our results of operations and financial condition could be adversely affected in future periods. At March 29, 2008, our net deferred tax assets totaled $15.9 million, which included a valuation allowance of $7.3 million.

Effective June 3, 2007, the Company adopted FIN 48. This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures for uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for tax positions is dependent upon the benefit being more likely than not to be sustainable upon examination. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than fifty-percent likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position.

Valuation of Cost Method Investments

Minority equity investments include $5.0 million invested in a Series D Preferred Stock financing for Axsun Technologies, Inc., representing a 14.5% interest, $6.0 million invested in a Series D Preferred Stock financing for OmniGuide, Inc., representing an 11% interest and a $1.1 million bridge loan to OmniGuide, Inc. This $1.1 million bridge loan was converted into OmniGuide Series E Preferred Stock in May 2008, at which time, we also made an incremental $0.9 million investment in the Series E Preferred Stock. These investments are accounted for as cost method investments as specified by Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments,” at each reporting period end, we determine whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” As of March 29, 2008, management was not aware of any events or circumstances that indicated the investments were impaired, therefore the full carrying value of $12.1 million was included in other assets in the consolidated balance sheet.

Long-lived Asset Valuations

Long-lived assets, principally property and equipment and identifiable intangibles held and used by us, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets pursuant to SFAS No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which require that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. Goodwill was tested for impairment in the fourth quarter of fiscal 2008 utilizing a fair value comparison method that compared the Company’s market capitalization against the carrying value of the goodwill and it was determined that there was no impairment as of March 29, 2008.

SFAS No. 142 also requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized on either a straight-line or sum-of-the-years digits method over the estimated useful lives of the intangible assets, which range from one to seven years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company maintains a short-term and long-term investment portfolio consisting of commercial paper, U.S. government agency notes, corporate bonds and auction rate securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. The majority of these securities are classified as available for sale securities; therefore, the impact of interest rate changes is reflected as a separate component of shareholders’ equity. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our invested assets; however, our interest income on invested assets over a twelve-month period would change by approximately $0.6 million.

Investment Risk

As of March 29, 2008, we had a total of $19.6 million par value invested in auction rate securities. Although the contractual maturities of these securities range up to calendar year 2050, the securities historically provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par. With the liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value.

We believe the decline in market value is due to the lack of liquidity for asset-backed securities resulting from the sub-prime lending collapse that began in 2007, rather than specific concerns with respect to the issuers of the auction rate securities themselves. We currently have the intent and ability to hold these securities until they reach maturity or are redeemed by the issuers and accrued interest income continues to be received when due. As such, we have determined that there has not been an other than temporary impairment of the value of these securities. With the assistance of our investment advisor, we estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.

An unrealized pretax loss on auction rate securities of $3.9 million has been recorded in accumulated other comprehensive income to reflect the fair value of these securities on the consolidated balance sheet at March 29, 2008. We reclassified these auction rate securities, which were previously included in current assets, as long-term marketable securities on the consolidated balance sheet at March 29, 2008. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in accumulated other comprehensive income or impairment charges in the consolidated statement of operations. To the extent the fair market values of our auction rate securities were to subsequently increase, such increase would reduce the unrealized loss recorded in accumulated other comprehensive income.

Foreign Currency Exchange Rate Risk

We have limited involvement with derivative financial instruments and do not use them for trading purposes. We do, however, use derivatives to manage well-defined foreign currency risks. We enter into forward exchange contracts to hedge the value of accounts receivable primarily denominated in Japanese yen and other material non-functional currency monetary asset and liability balances. The net effect of an immediate 10% change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to our financial position or the results of our operations.

The table below summarizes, by major currency, the notional amounts of our forward exchange contracts in U.S. dollars as of March 29, 2008 and June 2, 2007. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

	Bought (Sold) (in thousands)
Foreign Currency	2008	2007
Singapore Dollar	$18,047	$—
Japanese Yen	11,405	(4,514)
Taiwan Dollar	5,576	(2,685)
Korean Won	(9,089)	7,782
British Pound	(3,304)	2,191
Euro	(2,677)	2,776

Total, net	$19,958	$5,550

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 29, 2008 and June 2, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the ten-month period ended March 29, 2008 and the years ended June 2, 2007 and June 3, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of March 29, 2008 and June 2, 2007, and the results of their operations and their cash flows for the ten-month period ended March 29, 2008 and the years ended June 2, 2007 and June 3, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, effective June 3, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Also, as discussed in Note 5 to the consolidated financial statements, effective June 4, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electro Scientific Industries, Inc’s internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
June 11, 2008

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 29, 2008 and June 2, 2007

(in thousands)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$141,059	$100,462
Marketable securities	2,011	124,607

Total cash and securities	143,070	225,069

Trade receivables, net of allowances of $1,025 and $626	60,272	55,722
Inventories	101,501	80,981
Shipped systems pending acceptance	2,583	1,817
Deferred income taxes, net	14,906	9,504
Prepaid and other current assets	7,822	5,776

Total current assets	330,154	378,869
Long-term marketable securities	17,835	3,622
Property, plant and equipment, net	47,962	43,859
Deferred income taxes, net	1,026	11,246
Goodwill	12,267	1,442
Acquired intangible assets, net	10,261	—
Other assets	36,107	26,630

Total assets	$455,612	$465,668

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,604	$13,826
Accrued liabilities	25,300	25,465
Deferred revenue	12,583	12,290

Total current liabilities	55,487	51,581
Long-term liabilities:
Income taxes payable	7,885	5,757
Commitments and Contingencies (Notes 15)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 27,112 and 28,766 issued and outstanding	131,417	162,719
Retained earnings	262,135	245,546
Accumulated other comprehensive income (loss)	(1,312)	65

Total shareholders’ equity	392,240	408,330

Total liabilities and shareholders’ equity	$455,612	$465,668

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the ten months ended March 29, 2008 and years ended June 2, 2007 and June 3, 2006

(in thousands, except per share data)

	Ten months ended March 29, 2008	Fiscal year ended June 2, 2007	Fiscal year ended June 3, 2006
Net sales	$247,155	$250,824	$207,006
Cost of sales	135,014	142,054	115,518

Gross profit	112,141	108,770	91,488
Operating expenses (income):
Selling, service and administration	52,967	49,119	45,955
Research, development and engineering	36,371	37,703	33,837
Write-off of acquired in-process research & development	2,800	—	—
Insurance recoveries	—	(2,287)	—

	92,138	84,535	79,792

Operating income	20,003	24,235	11,696

Interest and other income, net	6,509	10,392	7,591

Income before income taxes	26,512	34,627	19,287
Provision for (benefit from) income taxes	9,923	11,103	(1,536)

Net income	$16,589	$23,524	$20,823

Net income per share—basic	$0.59	$0.81	$0.72

Net income per share—diluted	$0.59	$0.80	$0.72

Weighted average number of shares—basic	27,929	29,125	28,823

Weighted average number of shares—diluted	28,323	29,379	29,078

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the ten months ended March 29, 2008 and years ended June 2, 2007 and June 3, 2006

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at May 28, 2005	28,615	$156,367	$201,199	$(411)	$357,155
Stock Plans:
Employee stock plans	436	8,462	—	—	8,462
Tax benefit of stock options exercised	—	1,630	—	—	1,630
Comprehensive income:
Net income	—	—	20,823	—	20,823
Net unrealized loss on securities (net of tax of ($79))	—	—	—	(141)	(141)
Net unrealized gain on derivative instruments (net of tax of $17)	—	—	—	31	31
Cumulative translation adjustment (net of tax of $116)	—	—	—	207	207

Annual comprehensive income					20,920

Balance at June 3, 2006	29,051	166,459	222,022	(314)	388,167
Share repurchases	(504)	(10,430)	—	—	(10,430)
Stock Plans:
Employee stock plans	219	6,202	—	—	6,202
Tax benefit of stock options exercised	—	488	—	—	488
Comprehensive income:
Net income	—	—	23,524	—	23,524
Net unrealized gain on securities (net of tax of $214)	—	—	—	380	380
Net unrealized loss on derivative instruments (net of tax of ($12))	—	—	—	(21)	(21)
Cumulative translation adjustment (net of tax of $117)	—	—	—	208	208

Annual comprehensive income					24,091

Adjustment for adoption of SFAS No. 158 (net of tax of ($106))	—	—	—	(188)	(188)

Balance at June 2, 2007	28,766	162,719	245,546	65	408,330
Share repurchases	(1,975)	(39,644)	—	—	(39,644)
Stock Plans:
Employee stock plans	321	8,257	—	—	8,257
Tax benefit of stock options exercised	—	85	—	—	85
Comprehensive income:
Net income	—	—	16,589	—	16,589
Net unrealized loss on securities (net of tax of ($1,395))	—	—	—	(2,568)	(2,568)
Cumulative translation adjustment (net of tax $601)	—	—	—	1,068	1,068

Annual comprehensive income					15,089

Accumulated other comprehensive income related to benefit plan obligations (net of tax of $61)	—	—	—	123	123

Balance at March 29, 2008	27,112	$131,417	$262,135	$(1,312)	$392,240

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the ten months ended March 29, 2008 and years ended June 2, 2007 and June 3, 2006

(in thousands)

	Ten months ended March 29, 2008	Fiscal year ended June 2, 2007	Fiscal year ended June 3, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,589	$23,524	$20,823
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,208	8,370	7,914
Amortization of acquired intangible assets	2,050	—	—
Write-off of acquired in-process research & development	2,800	—	—
Stock-based compensation expense	3,721	2,884	1,353
Loss on disposal of property and equipment	115	2	79
Provision for (recovery of) doubtful accounts	—	103	(153)
Tax benefit of stock options exercised	—	—	1,630
Insurance recovery on damaged equipment	—	(1,287)	—
Deferred income taxes	2,931	4,642	2,585
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in trade receivables	696	(7,866)	(11,662)
Increase in inventories	(18,218)	(16,331)	(3,703)
(Increase) decrease in shipped systems pending acceptance	(766)	2,124	73
Decrease in prepaid and other current assets	1,411	204	6,416
Increase (decrease) in accounts payable and accrued liabilities	(2,986)	8,146	2,561
Increase (decrease) in deferred revenue	(1,310)	(1,031)	335

Net cash provided by operating activities	15,241	23,484	28,251

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of New Wave Research, net of cash acquired	(36,159)	—	—
Purchase of property, plant and equipment	(6,015)	(8,387)	(18,304)
Proceeds from sales of property, plant and equipment	1	6	—
Insurance recovery on fire-damaged equipment	—	1,287	—
Purchase of securities	(464,065)	(619,884)	(688,226)
Proceeds from sales of securities and maturing securities	569,880	641,406	696,302
Minority equity investments	(1,115)	(11,000)	—
Increase in other assets	(2,589)	(638)	(6,722)

Net cash provided by (used in) investing activities	59,938	2,790	(16,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchases	(40,270)	(9,804)	—
Excess tax benefits realized from stock options exercised	85	488	—
Proceeds from exercise of stock options and stock plans	4,535	3,318	7,109

Net cash provided by (used in) financing activities	(35,650)	(5,998)	7,109
Effect of exchange rate changes on cash	1,068	225	237

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,597	20,501	18,647
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100,462	79,961	61,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,059	$100,462	$79,961

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(87)	$—	$(104)
Cash (paid for) received from income taxes, net	(8,534)	(1,999)	6,708

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries, all of which are wholly owned (collectively, the Company). All material intercompany accounts and transactions have been eliminated.

The Company provides high-technology manufacturing equipment to the global semiconductor and micro-electronics markets, including advanced laser systems that are used to micro-engineer electronic device features in high-volume production environments. The Company’s customers are primarily manufacturers of semiconductors, passive components and interconnect devices. The Company’s equipment enables these manufacturers to achieve the yield and productivity gains in their manufacturing processes that can be critical to their profitability. The components and devices manufactured by the Company’s customers are used in a wide variety of end products in the computer, consumer electronics, communications and automotive industries. The Company serves the global semiconductor and micro-electronics markets from its headquarters in Portland, Oregon and through subsidiaries located in the United States, Europe and Asia.

Fiscal Year

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year consisting of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, the Company’s fiscal 2008 reporting period consisted of a 43-week period ending on March 29, 2008 (approximately ten months). For comparative purposes, a consolidated statement of operations for the ten months ended March 31, 2007 is presented in Note 3 “Comparative Statements of Operations for the Ten Months Ended March 31, 2007 (Unaudited)”. Prior to the change in the Company’s reporting periods, the fiscal year ended on the Saturday nearest May 31. As such, fiscal 2007 ended on June 2, 2007 and fiscal 2006 ended on June 3, 2006 and those fiscal years contained 52 weeks and 53 weeks, respectively. All references to years relate to fiscal years unless otherwise noted. All references to fiscal 2008 relate to the ten-month period ended March 29, 2008.

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2007 to conform to the 2008 presentation. Due to the implementation of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), $5.8 million of income taxes payable was reclassified from current to long-term liability. These reclassifications had no impact on previously reported results of operations or cash flows.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowances for doubtful accounts; share-based compensation; income taxes; valuation of cost method equity investments; long-lived asset valuations; and goodwill and intangible assets valuation.

Risks and Uncertainties

The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, marketable securities available for sale, trade receivables and financial instruments used in hedging activities. The Company invests cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. Additionally, the Company holds investments in auction rate securities. Investments are placed with high credit quality financial institutions and the credit exposure from any one institution or instrument is minimized. To date, the amounts of realized losses experienced on these investments have not been material. See discussion of auction rate securities in Note 6 “Marketable Securities.”

The Company sells a significant portion of its products to a small number of large semiconductor and micro-electronics manufacturers. Ten customers accounted for approximately 59%, 62% and 55% of total net sales in fiscal 2008, 2007 and 2006, respectively. Two customers accounted for a cumulative 23%, 34% and 25% of total net sales in fiscal 2008, 2007 and 2006, respectively. One other customer accounted for an additional 10% of total net sales in fiscal 2006. The Company’s operating results could be adversely affected if the financial condition and operations of these key customers decline.

The Company uses qualified manufacturers to supply many components and sub-system modules of its products. The systems that the Company manufactures use high-performance computers, peripherals, lasers and other components from various suppliers. The Company obtains some of the components from a single source or a limited group of suppliers. An interruption in the supply of a particular component would have a temporary adverse impact on the Company’s operating results.

The Company’s net investment exposure in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates at March 29, 2008 and June 2, 2007, was approximately $46.5 million and $35.4 million, respectively. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $4.7 million and $3.5 million at March 29, 2008 and June 2, 2007, respectively. The Company currently has no plans of liquidating any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on foreign investments are reflected as a cumulative translation adjustment, net of tax, and do not affect the Company’s results of operations.

The Company’s operations involve a number of other risks and uncertainties including but not limited to those relating to the cyclicality of the semiconductor and micro-electronics markets, the availability of materials provided by suppliers, the effect of general economic conditions, rapid changes in technology and international operations.

Cash Equivalents and Marketable Securities

All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. Short-term marketable securities have maturities of less than one year or are subject to immediate pre-payment or call provisions. Marketable securities consist primarily of marketable debt securities and are classified as “available for sale” and recorded at fair market value. Unrealized gains and losses on marketable securities are recorded as a component of accumulated other comprehensive income within shareholders’ equity. To determine whether any existing impairment is considered other-than-temporary requiring recognition of an impairment loss in the results of operations, the Company evaluates its marketable securities based on the nature of the investments and the Company’s intent and ability to hold the securities until the securities are no longer in an unrealized loss position. The Company determined that there was no other-than-temporary impairment as of March 29, 2008. See Note 6 “Marketable Securities” for additional information.

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

Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. See Note 7 “Inventories” for additional information.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. When assets are sold or retired, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included as a component of operating expenses. See Note 8 “Property, Plant and Equipment” for additional information.

Costs of Computer Software for Internal Use

Costs incurred related to the implementation of an enterprise resource planning (ERP) system are accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). Computer software costs are capitalized according to the criteria specified by SOP 98-1, including external direct costs of materials and services consumed in obtaining and developing internal-use computer software and payroll and related costs for employees who are directly associated with the implementation project to the extent of the time spent directly on the project. See Note 8 “Property, Plant and Equipment” for additional information.

Long-Lived Asset Impairment

Long-lived assets, principally property, equipment and identifiable intangibles, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment as of March 29, 2008.

Goodwill and Acquired Intangible Assets

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill was tested for impairment in the fourth quarter of fiscal 2008 utilizing a fair value comparison method that compared the Company’s market capitalization against the carrying value of the goodwill and it was determined that there was no impairment as of March 29, 2008.

Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized on either a straight-line or sum-of-the-years digits method over the estimated useful lives of the intangible assets, which range from one to seven years.

Other Assets

Other assets include patents, consignment and demonstration (demo) equipment, minority equity investments and long-term deposits.

The Company’s patents are accounted for in accordance with SFAS No. 142 and are amortized over their estimated useful lives of 17 years.

Consigned, demo and training equipment are recorded at the lower of standard costs or estimated market values, until the assets are sold. These assets are also reviewed quarterly for impairment.

Minority equity investments and related notes receivable include $5.0 million invested in a Series D Preferred Stock financing for Axsun Technologies, Inc., representing a 14.5% interest, $6.0 million invested in a Series D Preferred Stock financing for OmniGuide, Inc., representing an 11% interest and a $1.1 million bridge loan to OmniGuide, Inc. This $1.1 million bridge loan was converted into OmniGuide Series E Preferred Stock in May 2008, at which time, the Company also made an incremental $0.9 million investment in the Series E Preferred Stock. These investments are accounted for as cost method investments as specified by Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” at each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” As of March 29, 2008, management was not aware of any events or circumstances that indicated the investments were impaired, therefore the full carrying value of $12.1 million was included in other assets in the consolidated balance sheet. See Note 9 “Other Assets” for additional information.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. Marketable securities are recorded at fair market value based on quoted market prices for those investments at each period end.

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency risk. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. See Note 14 “Derivative Financial Instruments” for further detail on cash flow and remeasurement hedge contracts as of March 29, 2008 and June 2, 2007.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon such delivery, provided that fulfillment of acceptance criteria can be demonstrated prior to shipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, the fair value of any undelivered elements is deferred until the elements are delivered and acceptance criteria are met. Revenues are recorded net of taxes collected which are required to be submitted to government authorities. Installation services are not essential to the functionality of the delivered equipment and installation revenue is deferred until installation is complete. Neither the costs of installation accrued nor the fair value of installation service revenue deferred has been material.

Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance. On sales to the Company’s distributor in Japan, where title transfers to the distributor generally upon shipment, revenue recognition is subject to the Company’s standard revenue recognition policy. Subsequent to the end of fiscal 2008, the Company ended this agreement with the distributor in Japan.

Revenues related to spare parts and consumable sales are generally recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Product Warranty

The Company evaluates obligations related to product warranties quarterly. A standard one-year warranty from the date of acceptance is provided on most products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Warranty charges are recorded net of any cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. Using historical data, the Company estimates average warranty cost per system or part type and records the provision for such charges as an element of cost of goods sold upon recognition of the related revenue. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales. If circumstances change, or if a significant change in warranty-related incidents occurs, the impact of the change in the warranty accrual could be material. Accrued product warranty is included on the consolidated balance sheet as a component of accrued liabilities. See Note 13 “Product Warranty” for additional information.

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

Net Income per Share

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Basic EPS is computed utilizing the weighted average number of shares outstanding during the period. Diluted EPS also considers common stock equivalents, such as stock options and stock awards, to the extent that they are not antidilutive. See Note 16 “Earnings Per Share” for additional information.

Share-Based Compensation

Prior to June 4, 2006, the Company used the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options and unvested stock awards issued to its employees under its stock option plans.

On June 4, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123R), requiring the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing stock-based compensation. Additionally, stock-based compensation expense under SFAS No. 123R includes expense for unvested stock-based payment awards granted prior to June 3, 2006 based on the grant date fair value determined in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Company uses the Black-Scholes model to estimate the fair value of all stock-based compensation awards on the date of grant, except for unvested stock awards which are valued at the fair market value of the Company’s stock on the date of award. The Company recognizes the compensation expense for options and unvested stock awards on a straight-line basis over the requisite service period of the award. See Note 5 “Share-Based Compensation” for additional information.

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

Employee Benefit Plans

The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company were $1.0 million, $1.1 million and $0.9 million in fiscal 2008, 2007 and 2006, respectively.

The Company has defined benefit retirement plans at certain of its foreign subsidiaries. During fiscal 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” and recorded the effects of adopting SFAS No. 158 with an adjustment to accumulated other comprehensive income. The adoption of SFAS No. 158 did not materially impact the Company’s consolidated financial position and results of operations.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This pronouncement does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. In November 2007, the FASB deferred for one year the application of the fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159),” which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). This standard requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 requires that transactions between an entity and non-controlling interests are treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company currently owns 100% of each of its subsidiaries and as such, adoption of SFAS No. 160 is not expected to have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R), which replaced SFAS No. 141. This pronouncement establishes requirements and principles for how the acquiring entity in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest on the financial statement; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will determine the impact of SFAS No. 141R on its financial position and results of operations if and when a future acquisition occurs.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS Statement No. 133” (SFAS No. 161). This pronouncement requires enhanced disclosures about an entity’s derivative and hedging activities. An entity is required to provide enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect any entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the SFAS No. 161 adoption impact, if any, on its financial position and results of operations.

3. Comparative Statements of Operations for the Ten Months Ended March 31, 2007 (Unaudited)

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year consisting of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly the fiscal 2008 reporting period consisted of a 43-week period ending on March 29, 2008 (approximately ten months).

To create a pro forma ten-month statement of operations for fiscal 2007 for comparative purposes, the Company used quarterly results as reported in the Form 10-Q for the first three quarters of fiscal 2007, the period June 4, 2006 through March 3, 2007, and added the unaudited results for the fiscal month ended March 31, 2007. To calculate the estimated fiscal March 2007 results, management estimated certain items that were normally recorded on a quarterly basis, including standard cost variances, overhead allocations, certain operating expenses and the income tax provision. Certain standard cost variances and overhead allocations were estimated on a pro rata revenue basis for the quarter. Certain operating expenses were estimated on a pro rata or normalized basis, as appropriate. For comparative purposes, a consolidated statement of operations for the ten months ended March 31, 2007 is as follows (in thousands, except per share data):

Pro Forma Ten months ended March 31, 2007 (unaudited)
Net sales	$184,433
Cost of sales	104,823

Gross profit	79,610
Operating expenses (income):
Selling, service and administration	39,886
Research, development and engineering	31,328
Insurance recoveries	(2,287)

68,927

Operating income	10,683
Interest and other income, net	8,569

Income before income taxes	19,252
Provision for income taxes	5,027

Net income	$14,225

Net income per share—basic	$0.49

Net income per share—diluted	$0.48

Weighted average number of shares—basic	29,138

Weighted average number of shares—diluted	29,387

4. Acquisition of New Wave Research, Incorporated

On July 20, 2007, the Company acquired New Wave Research, Incorporated (NWR), a privately held company headquartered in Fremont, California. NWR is a global leader in the development of high-end lasers and laser-based systems and its products are used in the semiconductor market for sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging the companies’ combined core competencies into adjacent markets and driving revenue growth and shareholder value, which supports the premium paid over the fair market value of individual assets.

The Company acquired 100% of NWR’s outstanding common stock for approximately $36.2 million comprised of $34.9 million in cash and merger-related transaction costs of $1.3 million. The contractual purchase price of $36.0 million was reduced by $1.1 million related to certain net working capital adjustments and indemnity payments agreed to prior to closing. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analyses supporting the purchase price allocation include a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price is subject to further changes, including the finalization of potential adjustments for payments to or from former NWR shareholders relating to the amount of NWR’s net working capital on the date of acquisition, the resolution of various tax-related matters and additional merger-related transaction costs.

The following table presents the preliminary allocation of the purchase price of $36.2 million to the assets acquired and liabilities assumed based on their fair values (in thousands):

Accounts receivable	$5,246
Inventory	6,110
Prepaid expense and other current assets	3,609
Property, plant and equipment	2,496
Intangible assets	12,311
In-process research & development	2,800
Goodwill(1)	10,824
Other long-term assets	958
Accounts payable and accrued liabilities	(11,532)
Deferred revenue(2)	(1,603)

Net assets acquired	31,219
Escrow deposits pending disbursement(3)	4,940

Total purchase price, net of cash acquired	$36,159

(1)	The goodwill amount is not tax deductible.
(2)	The amount recorded for deferred revenue represents the fair value of the remaining obligation assumed related to custom acceptance criteria and remaining revenue on extended warranties.
(3)	The final disbursement of escrow deposits will increase the goodwill recorded in the acquisition by the amount of the disbursement. This amount is included in other assets at March 29, 2008 on the consolidated balance sheet. The final disbursement of funds is anticipated to occur in fiscal 2009-2010.

The net amount of intangible assets purchased is reflected as “Acquired intangible assets, net” on the consolidated balance sheet as of March 29, 2008. The following table presents the details of the intangible assets purchased in the NWR acquisition as of July 20, 2007 and accumulated amortization to date at March 29, 2008 (in thousands):

	Useful life	Estimated Fair Value at Acquisition	Accumulated Amortization	Recorded value at March 29, 2008
Developed technology	7 years	$8,100	$(800)	$7,300
Customer relationships	6 years	2,700	(534)	2,166
Customer backlog	1 year	700	(484)	216
Trade name and trademarks	3 years	400	(92)	308
Change of control agreements	1 year	100	(69)	31
Fair value of below-market lease (non-current portion)	3.8 years	311	(71)	240

Subtotal—long term		12,311	(2,050)	10,261
Fair value of below-market lease (current portion)		110	—	110

Total acquired intangible assets		$12,421	$(2,050)	$10,371

Amortization expense for intangible assets purchased in the NWR acquisition was approximately $2.1 million for the ten months ended March 29, 2008, and has been recorded in the consolidated statement of operations as follows (in thousands):

2008
Cost of sales	$800
Selling, service and administration	1,250

$2,050

The estimated amortization expense of intangible assets purchased in the NWR acquisition in future years is as follows (in thousands):

Fiscal Year	Amortization
2009	$2,330
2010	1,954
2011	1,734
2012	1,472
2013	1,325
Future years	1,556

$10,371

At the acquisition date, NWR had in-process research and development valued at $2.8 million and the immediate write-off of this amount has been included in operating expenses for the ten-month period ended March 29, 2008. The in-process research and development related to three programs consisting of development on a diode-pumped solid-state LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. The current estimated commercialization dates for these products ranges from May 2008 to December 2008. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, the estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value.

Purchase accounting adjustments were made to record inventory at fair value on the date of acquisition. These adjustments resulted in $1.1 million in additional purchase accounting expenses to cost of sales in the ten months ended March 29, 2008.

The NWR results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward. Pro forma financial statements of the combined entities are not presented as the impact of the acquisition is not material.

5. Share-Based Compensation

On June 4, 2006, the Company adopted the provisions of SFAS No. 123R requiring the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Additionally, stock-based compensation expense under SFAS No. 123R included expense for unvested stock-based payment awards granted prior to June 3, 2006 based on the grant date fair value determined in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Disclosures for the period prior to the adoption of SFAS No. 123R included net income and net income per share as if the fair value of stock-based awards to employees had been applied. This pro forma information for fiscal 2006 is as follows (in thousands, except per share data):

2006
Net income, as reported	$20,823
Add—Stock-based employee compensation expense included in reported net income, net of related tax effects	866
Deduct—Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(11,993)

Net income, pro forma	$9,696

Net income per share—basic, as reported	$0.72

Net income per share—diluted, as reported	$0.72

Net income per share—basic, pro forma	$0.34

Net income per share—diluted, pro forma	$0.33

The Compensation Committee of the Board of Directors accelerated the vesting of certain stock options during fiscal 2006. The total pro forma stock-based employee compensation expense for fiscal 2006 of $12.0 million includes $10.5 million for options that were granted in fiscal 2006 and fully vested during the fiscal year.

Share-based compensation was included in the Company’s consolidated statements of operations as follows (in thousands):

	Ten months ended March 29, 2008	Fiscal year ended June 2, 2007	Fiscal year ended June 3, 2006
Cost of sales	$538	$509	$112
Selling, service, and administration	2,306	1,665	1,057
Research, development, and engineering	877	710	184

Stock-based compensation expense before income taxes	3,721	2,884	1,353
Income tax benefit	(1,340)	(1,040)	(487)

Total stock-based compensation expense after income taxes	$2,381	$1,844	$866

The total amount of cash received from the exercise of stock options in the ten months ended March 29, 2008 was $2.5 million and the total amount of cash received from the ESPP purchases in the ten months ended March 29, 2008 was $2.0 million. For the ten months ended March 29, 2008, there was $0.1 million in tax benefit realized from the exercise of stock options and ESPP purchases. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

The Company elected to adopt the alternative transition method provided in FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3) for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

As of March 29, 2008, no stock-based compensation costs were capitalized and the Company had $13.0 million of total unamortized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.6 years.

Valuation Assumptions

The Company uses the Black-Scholes model to estimate the fair value of all stock-based compensation awards on the date of grant, except for the unvested stock awards which are valued at the fair market value of the Company’s stock on the date of award.

The Black-Scholes option pricing model is utilized to determine the fair value of options granted. The following weighted average assumptions were used in calculating the fair value during the periods presented:

	2008	2007	2006
Risk-free interest rate	4.27%	4.55%	4.33%
Expected dividend yield	0%	0%	0%
Expected lives	4.3 years	4.6 years	4.9 years
Expected volatility	42%	49%	56%

Options were granted to members of the Scientific Advisory Board during fiscal 2007 and 2008. Since these are non-employee options, the valuation will not be final until the vesting dates, February 16, 2009 and May 18, 2009. As such, these options are revalued at the end of each reporting period. The expense for these non-employee options was estimated based on the following assumptions:

	2008	2007
Risk-free interest rate	3.50%	4.50%
Expected dividend yield	0%	0%
Expected lives	10 years	10 years
Expected volatility	57.5%	58.7%

The following weighted average assumptions were made in calculating the fair value of all shares issued under the ESPP during the periods presented:

	2008	2007	2006
Risk-free interest rate	3.25%	4.93%	4.44%
Expected dividend yield	0%	0%	0%
Expected lives	1.2 years	1.1 years	1.1 years
Expected volatility	35%	33%	38%

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

Stock Plans

In October 2004, the shareholders approved the adoption of the 2004 Stock Incentive Plan (the 2004 Plan) that replaced various stock compensation plans that were previously approved by the shareholders or the Board of Directors (the Replaced Plans), except with respect to options and other awards previously outstanding. Outstanding options and awards remained subject to the terms of the Replaced Plans under which they were originally granted. At that time, the shareholders also approved the reservation of 3,000,000 shares of common stock for issuance under the 2004 Plan. These shares are in addition to any shares of common stock that, at the time the 2004 Plan, were approved by shareholders, were available for grant under the Replaced Plans or that may subsequently become available for grant under any of the Replaced Plans through the expiration, termination, forfeiture or cancellation of grants. In January 2005, the Board of Directors approved certain amendments to the 2004 Plan. These amendments prohibit option grants with an exercise price less than fair market value, require that time-based restricted stock awards have a minimum vesting period of at least three years, with the subject shares vesting no more quickly than one-third annually over the three-year period, and expressly prohibit the reservation of additional shares under the 2004 Plan without shareholder approval. In April 2005, the Board of Directors approved another amendment to the 2004 Plan extending the period during which an option may be exercised following termination of employment or service if an optionee dies within the 90-day exercise period following termination.

The 2004 Plan allows for grants of stock options, stock bonuses (including unvested stock units), unvested stock and performance-based awards. Stock options outstanding under the 2004 Plan and the Replaced Plans vest over variable periods determined at the grant date, generally with terms of immediate vesting or up to four years, and expire ten years from the date of grant. Certain options granted in fiscal 2006 vested immediately or prior to the end of the fiscal year with sale restrictions. Options issued under the 2004 Plan and the Replaced Plans are exercisable at prices not less than fair market value on the date of the grant. The 2004 Plan prohibits repricing of options granted without prior shareholder approval. Restricted stock grants issued under the Replaced Plans vest based on certain performance criteria that are tied to the Company’s results of operations and/or length of service. Certain restricted stock units awarded under the 2004 Plan vest based on performance criteria that are tied to the Company’s results of operations, personal performance criteria, and, in certain cases, length of service.

During fiscal 2007, the Company granted an option to purchase 100,000 shares to a key executive and options to purchase an aggregate of 25,000 shares to members of the Scientific Advisory Board. The Board of Directors authorized these grants as inducements for joining the Company and the grants were not made under a shareholder approved plan. The exercise price for each option grant is the fair market value of the Company’s stock on the date of the grant. Options granted to the key executive become exercisable with respect to 25 percent of the underlying shares each year over four years. Options granted to members of the Scientific Advisory Board become exercisable on February 16, 2009 and May 18, 2009.

In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan, as amended in September 1998, October 2003, October 2004 and January 2008 (the ESPP), pursuant to which 1,900,000 shares of common stock have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15 percent of their base wage and any commissions during each pay period. The ESPP provides for separate overlapping twenty-four month offerings starting every three months. Each offering has eight purchase dates occurring every three months on designated dates. The offerings under the ESPP commence on February 15, May 15, August 15 and November 15 of each calendar year. Any eligible employee may participate in only one offering at a time and may purchase shares only through payroll deductions permitted under the ESPP. At the end of each three-month purchase period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of common stock. The purchase price per share is equal to 85 percent of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date of purchase. The ESPP also provides that if the fair market value of the common stock on the first day of the new offering period is less than or equal to the fair market value of the common stock on the first date of any ongoing offering, employees participating in any such ongoing offering will be automatically withdrawn from it and enrolled in the new offering.

On January 25, 2005, the Compensation Committee accelerated the vesting of 315,000 shares of the Company’s common stock subject to an option granted to Nicholas Konidaris, the Company’s President and Chief Executive Officer, so that the option became fully exercisable on August 26, 2005. The option has an exercise price of $25.71. Under the terms of the original option agreement, 105,000 shares would have vested on each of January 7, 2006, January 7, 2007 and January 7, 2008. For financial reporting purposes, the Company accelerated approximately $1.5 million of unamortized expense related to this award ratably from the date of change over the reduced vesting period, which ended August 26, 2005. This expense would otherwise have been expensed ratably through December 2007. Additionally, a stock option granted to Mr. Konidaris to purchase 40,000 shares of the Company’s common stock was accelerated effective January 25, 2005. The option had an exercise price of $25.50. Under the terms of the original option agreement, 10,000 shares would have vested on each of July 13, 2005, July 13, 2006, July 13, 2007 and July 13, 2008. In connection with both of these accelerations, Mr. Konidaris agreed that the shares underlying the accelerated options may not be sold by him until the dates those shares would otherwise have been vested under the terms of the original option agreements.

The acceleration of the stock option vesting schedules in fiscal 2006 reduced the amortization of the Company’s stock option compensation expense for fiscal 2008 and 2007.

At March 29, 2008, the Company had 9,695,184 shares of its common stock reserved for issuance under all of the above plans combined. Of those shares, 4,589,577 are subject to issuance under currently outstanding stock options and stock awards and 5,105,607 shares are available for future grants. The weighted-average fair-value of stock-based compensation awards, including stock option awards granted and vested during the period, unvested stock awards granted during the period and the intrinsic value of stock options exercised during the period were (in thousands, except per share data):

	2008	2007	2006
Stock Option Awards:
Grant date fair value per share	$9.75	$9.85	$10.57
Total fair value of options granted	$2,384	$1,990	$14,147
Total fair value of options vested	$1,035	$1,039	$29,900
Total intrinsic value of options exercised	$590	$288	$2,009
Unvested Stock Awards:
Grant date fair value per share	$22.50	$18.95	$20.13
Total fair value of awards granted	$9,832	$2,128	$674
Employee Stock Purchase Plan:
Grant date fair value per share	$5.66	$6.09	$6.88
Total grant date fair value	$3,011	$3,377	$492

Share-Based Payment Award Activity

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding as of June 2, 2007	4,292,422	$25.03
Granted	244,499	$19.68
Exercised	(152,893)	$19.07
Expired or forfeited	(371,448)	$22.48

Outstanding as of March 29, 2008	4,012,580	$25.16	5.63	$186

Vested and expected to vest as of March 29, 2008	3,973,681	$25.21	5.60	$180

Exercisable as of March 29, 2008	3,700,845	$25.57	5.34	$123

Information with respect to unvested stock awards activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding as of June 2, 2007	223,194	$20.01
Awarded	437,641	$22.50
Vested	(58,688)	$24.26
Forfeited	(25,150)	$22.79

Outstanding as of March 29, 2008	576,997	$21.63	2.31	$9,336

6. Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Except as described below, marketable securities are classified as available for sale and, accordingly, they are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income within shareholders’ equity. All investments in marketable debt securities are high credit quality securities.

As of March 29, 2008, the Company had a total of $19.6 million invested in auction rate securities. Although the contractual maturities of these securities range up to calendar year 2050, the securities historically provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par. With the liquidity issues experienced in the global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions. While the Company continues to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value.

The Company believes the decline in market value is due to the lack of liquidity for auction rate securities resulting from the impact the sub-prime lending collapse has had on the bond insurers and the credit markets that began in 2007, rather than specific concerns with respect to the issuers of the auction rate securities themselves. The Company currently has the intent and ability to hold these securities until they reach maturity or are redeemed by the issuers and accrued interest income continues to be received when due. As such, the Company has determined that the values of these securities are not more than temporarily impaired. The Company has reviewed the market valuations provided by its investment advisor. These estimated fair market values are based upon a discounted cash flow model for fixed income securities which takes into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or redemption by the issuer; (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results and ratings of the bond insurers and issuers and (vi) the underlying trust assets of the securities.

An unrealized pretax loss on auction rate securities of $3.9 million has been recorded in accumulated other comprehensive income to reflect the fair value of these securities on the consolidated balance sheet at March 29, 2008. The Company reclassified these auction rate securities, which were previously included in current assets, as long-term marketable securities on the consolidated balance sheet at March 29, 2008. The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses in accumulated other comprehensive income or impairment charges in the consolidated statement of operations.

Proceeds from the sales of available for sale securities were $47.3 million and $7.8 million during fiscal 2008 and 2006, respectively. Net losses on sales during fiscal 2008 and fiscal 2006 were $0.2 million and $0.1 million, respectively. There were no sales of available for sale securities in fiscal 2007. For purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Net unrealized holding gains (losses) on available for sale securities in the tax-effected amounts of ($2.6 million), $0.4 million and ($0.1 million) for fiscal 2008, 2007 and 2006, respectively, have been included in accumulated other comprehensive income.

Certain information regarding marketable securities at March 29, 2008 and June 2, 2007 is as follows (in thousands):

March 29, 2008	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt securities (current):
Federal government and government agency	$1,664	$27	$—	$1,691

Total	1,664	27	—	1,691

Available-for sale debt securities (long-term):
Auction rate securities	19,600	—	(3,903)	15,697
Corporate	2,090	48	—	2,138

Total	21,690	48	(3,903)	17,835

June 2, 2007	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt securities (current):
Federal government and government agency	$98,505	$273	$(77)	$98,701
Auction rate securities	25,390	—	—	25,390

Total	123,895	273	(77)	124,091

Available-for sale debt securities (long-term):
Federal government and government agency	1,499	—	(2)	1,497
Corporate	2,140	—	(15)	2,125

Total	3,639	—	(17)	3,622

Underlying maturities of investments at March 29, 2008 were approximately $1.7 million within one year, $2.1 million between one and five years, and $15.7 million beyond 10 years.

7. Inventories

The components of inventories at March 29, 2008 and June 2, 2007 are as follows (in thousands):

	2008	2007
Raw materials and purchased parts	$62,060	$50,021
Work-in-process	15,154	19,170
Finished goods	24,287	11,790

	$101,501	$80,981

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of March 29, 2008 and June 2, 2007 (in thousands):

	Estimated Useful Lives	2008	2007
Land	n/a	$3,061	$3,047
Buildings and improvements	3 to 40 years	39,587	37,884
Machinery and equipment	3 to 10 years	45,938	35,903
Computer equipment and software	1 to 7 years	27,628	25,726

		116,214	102,560
Less accumulated depreciation and amortization		(68,252)	(58,701)

		$47,962	$43,859

Depreciation and amortization expense totaled $7.8 million, $8.2 million and $7.6 million in fiscal 2008, 2007 and 2006, respectively.

Costs related to the implementation of an ERP system that met the criteria for capitalization under SOP 98-1 in fiscal 2008, 2007 and 2006 totaled $1.2 million, $0.8 million and $10.9 million, respectively.

9. Other Assets

Other assets consisted of the following as of March 29, 2008 and June 2, 2007 (in thousands):

	2008	2007
Patents, net	137	188
Consignment and demo equipment	8,346	7,516
Minority equity investments and related notes receivable	12,115	11,000
All-Ring patent suit court bond	9,705	6,901
Acquisition escrow deposit	4,940	—
Other	864	1,025

	$36,107	$26,630

See Note 1 “Summary of Significant Accounting Policies” for discussion of minority equity investments.

Other assets include a Taiwan dollar security bond posted with the Kaohsiung Court in Taiwan related to the Company’s filing of a patent infringement suit against All Ring Tech Co., Ltd. in that jurisdiction. In June 2007, the Company paid an additional $2.1 million to increase its Taiwan dollar security bond posted with the Kaohsiung Court in Taiwan related to the filing of a patent infringement suit against All Ring Tech Co., Ltd. in that jurisdiction. This deposit was valued at $9.7 million and $6.9 million at March 29, 2008 and June 2, 2007, respectively, and will be held by the court pending final resolution of the matter. See Note 18 “Legal Matters” for additional information.

Amortization expense totaled $2.4 million, $0.2 million and $0.3 million in fiscal 2008, 2007 and 2006, respectively. Amortization expense in fiscal 2008 includes $2.1 million for the amortization of intangible assets acquired with the purchase of NWR.

10. Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is not more likely than not that a deferred tax asset will be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

Net deferred tax assets at March 29, 2008 and June 2, 2007 consisted of the following (in thousands):

	2008	2007
Deferred tax assets and liabilities:
Current
Receivable and inventory valuation	$4,526	$3,950
Payroll-related accruals	434	383
Product warranty costs	1,361	1,401
Deferred revenue	3,247	3,356
Tax loss and credit carryforwards	12,265	—
Other accrued liabilities	(93)	3,453

Total current deferred tax assets	21,740	12,543
Valuation allowance, current	(6,834)	(3,039)

Net current deferred tax assets	14,906	9,504

Non-current
Property, plant and equipment	(110)	638
Other comprehensive (income) loss	725	(49)
Unremitted foreign earnings	(1,496)	(880)
Tax loss and credit carryforwards	1,853	14,876
Other accrued liabilities	524	258

Total non-current deferred tax asset	1,496	14,843
Valuation allowance, non-current	(470)	(3,597)

Net non-current deferred tax assets	1,026	11,246

Total deferred tax assets	23,238	27,385
Total valuation allowance	(7,306)	(6,635)

Net deferred tax assets	$15,932	$20,750

As of March 29, 2008, the Company had approximately $14.1 million in tax assets resulting from federal, state and foreign net operating losses and tax credits. A detailed breakdown of the net operating loss carryforwards (tax-effected) and tax credits at March 29, 2008 and June 2, 2007 are as follows (in thousands):

	2008	2007
Federal net operating losses	$2,886	$2,316
State net operating losses	3,240	3,052
Foreign operating losses and tax credits	398	1,455
Federal and state research credits	6,261	6,724
Federal minimum tax credit	1,246	1,243
Federal capital losses	87	86

	$14,118	$14,876

The fiscal 2008 federal net operating losses of $2.9 million were acquired as part of acquisitions and expire on various dates through fiscal 2027. The state net operating losses of $3.2 million expire on various dates through fiscal 2024. The majority of the foreign net operating losses may be carried forward indefinitely. The federal and most of the state research credits expire on various dates through fiscal 2028. Certain state research credits and the federal minimum tax credits are available indefinitely.

A valuation allowance of $7.3 million and $6.6 million has been recorded as of March 29, 2008 and June 2, 2007, respectively. If any of the valuation allowance related to the acquired federal net operating losses is subsequently recognized, the benefit will be recorded as a reduction to goodwill in accordance with SFAS

No. 109. The Company expects to utilize all deferred tax assets acquired from NWR, therefore no valuation allowance has been established on these acquired assets. The Company believes that its valuation allowance on deferred tax assets is adequate and that it is more-likely-than-not that the net deferred tax assets of $15.9 million at March 29, 2008 will be realized in the future. The valuation allowance was increased by $0.7 million in fiscal 2008, $0.5 million in fiscal 2007 and $2.6 million in fiscal 2006, respectively. In future periods, adjustments to the valuation allowance against the deferred tax assets may be recorded based upon changes in future forecasts of taxable income.

The components of income before income taxes and the provision for (benefit from) income taxes, all from continuing operations, are as follows (in thousands):

	Ten months ended March 29, 2008	Fiscal year ended June 2, 2007	Fiscal year ended June 3, 2006
Income before income taxes:
Domestic	$21,678	$30,213	$16,274
Foreign	4,834	4,414	3,013

Total income before income taxes	$26,512	$34,627	$19,287

Provision for (benefit from) income taxes:
Current:
U.S. federal and state	$5,091	$5,565	$(5,163)
Foreign	2,116	1,216	1,054

	7,207	6,781	(4,109)
Deferred:
U.S. federal and state	2,992	3,746	2,462
Foreign	(276)	576	111

	2,716	4,322	2,573

Total provision for (benefit from) income taxes	$9,923	$11,103	$(1,536)

Tax benefits of $0.1 million, $0.5 million, and $1.6 million associated with share-based compensation were allocated to common stock in fiscal 2008, 2007 and 2006, respectively.

A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate is as follows:

	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	0.9	5.0
Tax credits	(4.8)	(5.5)	(5.8)
Domestic production and export tax incentives	(1.2)	(3.6)	(12.3)
Non-U.S. income taxed at different rates	1.5	2.3	(0.8)
Changes in accrued taxes	2.0	4.0	(30.9)
In-process research and development write-off	3.8	—	—
Other, net	0.3	(1.0)	1.8

	37.4%	32.1%	(8.0)%

The fiscal 2008 rate includes a discrete purchase accounting expense of $2.8 million associated with the write-off of in-process research and development, which is non-deductible for tax purposes.

In October 2003, the Internal Revenue Service (IRS) began an audit of the Company’s tax years ending in 1996 through 2003. During fiscal 2005, the Company and the IRS reached agreement on the tax return years under review. The examination process requires a special report to be submitted by the IRS for congressional approval from the Joint Committee on Taxation. In fiscal 2006, the Company received notice from the IRS that the Joint Committee’s review was completed without exception. As a result, in fiscal 2006, the Company received approximately $7.2 million in tax refunds and recorded a $5.9 million reversal of previously accrued income taxes relating to those years.

The Company operates globally but considers its significant tax jurisdictions to include the United States, Taiwan, China, Korea, Japan, Singapore and the United Kingdom. There are currently no ongoing tax examinations. As of March 29, 2008, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
China	2004 and forward
Japan	2003 and forward
Korea	2001 and forward
Singapore	2000 and forward
Taiwan	2001 and forward
United Kingdom	2000 and forward
United States	2003 and forward

Adoption of FIN 48

Effective June 3, 2007, the Company adopted FIN 48. This interpretation clarifies the criteria for recognizing income tax benefits under SFAS No. 109 and requires additional disclosures under uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for tax positions is dependent upon the benefit being more likely than not to be sustainable upon examination. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than fifty-percent likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s financial position.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the ten months ended March 29, 2008 is as follows (in thousands):

Unrecognized tax benefits balance at June 2, 2007	$5,583
Gross increases for tax positions of prior years	1,395
Gross decreases for tax positions of prior years	(524)
Gross increases for tax positions for current year	417
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at March 29, 2008	$6,871

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5.5 million at March 29, 2008. The unrecognized tax benefit acquired from New Wave Research acquisition is $1.4 million and if recognized, this amount would reduce goodwill in accordance with SFAS No. 109. The Company recognizes accrued interest and penalties on unrecognized tax positions in the provision for income taxes. The gross amount of accrued interest and penalties as of March 29, 2008 is $1.2 million. Other than for increases and decreases consistent with prior years, the Company does not anticipate any significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapse of statutes of limitation. The unrecognized tax benefits for fiscal 2008 and 2007 were presented as long-term income taxes payable on the consolidated balance sheets as of March 29, 2008 and June 2, 2007. The Company reclassified the fiscal 2007 unrecognized tax benefits balance from current accrued liabilities to long-term income taxes payable.

11. Accrued Liabilities

Accrued liabilities consist of the following at March 29, 2008 and June 2, 2007 (in thousands):

	2008	2007
Payroll-related	$11,248	$11,391
Product warranty	3,740	3,893
Income taxes payable	—	2,961
Purchase order commitment and receipts	1,093	1,224
Professional fees	1,553	1,382
Other	7,666	4,614

	$25,300	$25,465

See Note 13 “Product Warranty” for discussion of the accrual for product warranty.

12. Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for fiscal 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Beginning balance	$12,290	$13,321	$12,986
NWR deferred revenue acquired	1,603	—	—
Revenue deferred	38,176	26,521	23,425
Revenue recognized	(39,486)	(27,552)	(23,090)

Ending balance	$12,583	$12,290	$13,321

13. Product Warranty

The following is a reconciliation of the changes in the aggregate product warranty accrual for fiscal 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Beginning balance	$3,893	$3,716	$3,625
NWR warranty reserve acquired	774	—	—
Warranty charges incurred, net	(6,127)	(6,080)	(5,617)
Provision for warranty charges	5,200	6,257	5,708

Ending balance	$3,740	$3,893	$3,716

Warranty charges incurred include labor charges and replacement parts for system repairs under warranty and are recorded net of any cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at fiscal year end and is recorded to cost of sales.

14. Derivative Financial Instruments

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. It does, however, use derivatives to manage well-defined foreign currency risks. Prior to fiscal 2008, the Company entered into forward exchange contracts to hedge forecasted Japanese sales commitments and the value of accounts receivable primarily denominated in Japanese yen. Currently, the Company hedges material non-functional currency monetary asset and liability balances. Foreign exchange contracts having gains and losses are recognized at the end of each fiscal period in the Company’s results of operations. Such gains and losses are typically offset by the corresponding changes to the related underlying hedged item. Cash flows from derivative financial instruments are classified in the same category as the cash flows from the items being hedged.

At March 29, 2008 and June 2, 2007, the Company had net forward exchange contracts to purchase foreign currencies totaling $20.0 million and $5.6 million, respectively. In general, these contracts mature in less than one year and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal.

The table below summarizes, by major currency, the notional amounts of forward exchange contracts in U.S. dollars as of March 29, 2008 and June 2, 2007. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate as of March 29, 2008 and June 2, 2007.

	Bought (Sold) (in thousands)
Foreign Currency	2008	2007
Singapore Dollar	$18,047	$—
Japanese Yen	11,405	(4,514)
Taiwan Dollar	5,576	(2,685)
Korean Won	(9,089)	7,782
British Pound	(3,304)	2,191
Euro	(2,677)	2,776

Total, net	$19,958	$5,550

15. Commitments and Contingencies

The Company leases certain equipment, automobiles and office space under operating leases, which are non-cancelable and expire on various dates through fiscal 2013. The aggregate minimum commitment for rentals under operating leases beyond March 29, 2008 is as follows (in thousands):

Fiscal Year
2009	$2,356
2010	1,564
2011	1,100
2012	148
2013	11

Total minimum lease payments	$5,179

Rental expense for all operating leases was $1.5 million, $0.9 million and $0.9 million in fiscal 2008, 2007 and 2006, respectively. In addition to the operating lease commitments detailed above, the Company had firm purchase order commitments in the ordinary course of business, which are primarily for inventories, totaling $36.8 million and $46.1 million at March 29, 2008 and June 2, 2007, respectively.

In the normal course of business, the Company indemnifies customers with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from other third party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such other third parties. To date, the Company has not recorded any material charges related to these types of indemnifications.

16. Earnings Per Share

Following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for fiscal 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Weighted average shares outstanding—basic	27,929	29,125	28,823
Effect of dilutive stock options and awards	394	254	255

Weighted average shares outstanding—diluted	28,323	29,379	29,078

In fiscal 2008, 2007 and 2006, there were approximately 2,683,000, 3,373,000 and 2,600,000 anti-dilutive common stock equivalents related to employee stock options and awards that were excluded from the diluted EPS calculations because inclusion would have had an anti-dilutive effect.

17. Share Repurchase Program

On March 9, 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million in shares of the Company’s outstanding common stock beginning April 17, 2007 through transactions in the open market or in negotiated transactions with brokers or shareholders. On October 9, 2007, the Company suspended purchase transactions under the initial share repurchase authorization.

On January 22, 2008, the Company’s Board of Directors voted to resume the previous $50.0 million share repurchase program. Accordingly, the Board of Directors authorized the repurchase of up to $12.7 million in shares of the Company’s outstanding common stock over a six-month period beginning January 29, 2008 through transactions in the open market or in negotiated transactions with brokers or shareholders.

During fiscal 2008, the Company repurchased 1,974,758 shares for $39.6 million under this share repurchase program at an average price per share of $20.08. Cash used to settle repurchase transactions totaled $40.3 million during fiscal 2008, and was reflected as a component of cash used in financing activities in the consolidated statements of cash flow.

In total, the Company repurchased 2,478,758 shares for $50.0 million under this share repurchase program. Commissions and fees of $0.1 million were included in the calculation of the average price per share of $20.20.

On May 15, 2008, the Board of Directors authorized a new share repurchase program for up to $20.0 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. The repurchases will be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There is no fixed completion date for the repurchase program.

18. Legal Matters

All Ring Patent Infringement Prosecution

In August 2005, the Company commenced a proceeding in the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. The Company alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes ESI’s Taiwan Patent No. 207469, entitled

“Circuit Component Handler” (the 207469 patent). As part of this proceeding, the Court issued a Provisional Attachment Order (PAO) in August 2005, restricting the use of some of All Ring’s assets. All Ring then filed a bond with the Court to obtain relief from the attachment of its assets. In July 2007, the Court issued a second PAO and approximately US$6.0 million was restricted in All Ring’s accounts. The second PAO remains in effect and cannot be revoked.

In October 2005, the Company filed a formal patent infringement action against All Ring in the Court. The Court-appointed expert has concluded that the Capacitor Tester and All Ring’s RK-T2000 both infringe every claim of the 207469 patent and that All Ring’s RK-L50 infringes a number of the claims as well. Also in October 2005, the Court executed a Preliminary Injunction Order (PIO) that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester until final judgment is entered in the formal patent infringement action. The Court dismissed All Ring’s application to revoke the PIO on January 18, 2008, and the PIO remains in place.

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

On March 4, 2008, pursuant to All Ring’s motion, the Court issued a suspension order, staying the formal action until after a final decision is rendered in the cancellation action. The High Court revoked the Court’s suspension decision on May 2, 2008. On May 12, 2008, All Ring appealed the High Court’s ruling. At the latest, the formal action will re-start soon after July 2008, when Taiwan’s new Intellectual Property Law comes into effect. Any cases previously suspended, such as the Company’s formal action, will re-start upon a party making a motion with the Court to do so. The Company intends to make such a motion and continue to vigorously pursue its patent infringement claims against All Ring and defend against the cancellation action.

Pursuant to the Court’s Provisional Attachment Order and Preliminary Injunction Order, in October 2005, the Company was required to post a Taiwan dollar security bond with the Court. An additional Taiwan dollar bond of approximately US$2.1 million was posted in June 2007 related to the second PAO. The total security bonds were valued at approximately US$9.7 million at March 29, 2008 and this amount was included in the Company’s other assets on the consolidated balance sheet at March 29, 2008.

In addition to the legal matters described above, in the ordinary course of business the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

19. Shareholder Rights Plan

The Company has a shareholder rights plan, where under certain conditions, each right may be exercised to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $270, subject to adjustment.

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

20. Geographic and Product Information

Net sales by product type were as follows (in thousands):

	Ten months ended March 29, 2008	Fiscal year ended June 2, 2007	Fiscal year ended June 3, 2006
Semiconductor Group (SG)	$109,156	$145,381	$126,682
Passive Components Group (PCG)	75,112	63,093	46,305
Interconnect/Micro-machining (IMG)	62,887	42,350	34,019

	$247,155	$250,824	$207,006

Sales by geographic area, based on the location of the end user, were as follows (in thousands):

	Ten months ended March 29, 2008	Fiscal year ended June 2, 2007	Fiscal year ended June 3, 2006
Asia	$183,783	$187,228	$155,959
Americas	43,870	40,987	36,351
Europe	19,502	22,609	14,696

	$247,155	$250,824	$207,006

Long-lived assets, exclusive of marketable securities and deferred tax assets, by geographic area were as follows at March 29, 2008 and June 2, 2007 (in thousands):

	2008	2007
United States	$89,525	$62,365
Asia	16,945	9,430
Europe	127	136

	$106,597	$71,931

21. Restructuring and Cost Management Plans

In fiscal 2008, the Company began to see the impact of weakness in the memory market and lower capital spending, particularly in the fourth quarter. In response, the Company initiated a restructuring plan designed to reduce costs through a reduction-in-force and office consolidation in foreign subsidiary locations in the fourth quarter of fiscal 2008. In conjunction with the restructuring, 25 positions were eliminated in the Company’s U.S. and overseas offices, impacting all functional groups. These restructuring actions were completed in early April 2008 and resulted in approximately $1.0 million in expenses related to the restructuring plan, of which $0.6 million was included in accrued liabilities at March 29, 2008. Fiscal 2008 restructuring expenses of approximately $0.7 million were included in selling, service and administration expense and $0.3 million were included in research, development and engineering expenses. The Company settled these accrued liabilities in the first quarter of fiscal 2009.

22. Insurance Recoveries

In November 2006, the Company settled litigation related to insurance coverage for the shareholder and derivative lawsuits related to the restatement of financial results announced in 2003 and recorded a gain of $1.0 million in the second quarter of fiscal 2007 as an offset to operating expenses in the consolidated statement of operations. All related costs were expensed as incurred in prior periods.

In June 2006, the Company received $1.3 million on insurance proceeds for demonstration systems that were destroyed in a fire at a customer’s plant. As the book value of these assets had previously been written off, the Company recorded a gain on the recovery in the first quarter of fiscal 2007 which was included as an offset to operating expenses in the consolidated statement of operations.

23. Quarterly Financial Information (Unaudited)

	1st Quarter[1]	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Year ended March 29, 2008
Net sales	$16,961	$82,318	$77,286	$70,590
Gross profit	8,075	36,809	35,684	31,573
Operating expenses[2]	6,631	29,273	27,486	28,748
Provision for income taxes	842	4,066	3,392	1,623
Net income	1,418	5,530	6,662	2,979
Basic net income per share	0.05	0.20	0.24	0.11
Diluted net income per share	0.05	0.19	0.24	0.11
Year ended June 2, 2007
Net sales	$60,368	$59,301	$59,411	$71,744
Gross profit	26,265	24,274	24,955	33,276
Operating expenses[3]	20,068	20,640	21,004	22,823
Provision for income taxes	2,807	2,123	1,012	5,161
Net income	6,202	3,789	5,634	7,899
Basic net income per share	0.21	0.13	0.19	0.27
Diluted net income per share	0.21	0.13	0.19	0.27

The sum of the quarterly EPS data presented in the table above for fiscal 2008 and 2007 does not equal annual results due to the varying impacts of dilutive securities to the annual versus the quarterly EPS calculations (see Note 16 “Earnings Per Share”) and due to rounding.

1	Due to a change in fiscal year end, the first quarter of fiscal 2008 represented only the four weeks ended June 30, 2007.

2	In the second quarter of fiscal 2008, operating expenses included a $2.8 million write-off of in-process research and development related to the acquisition of NWR.

3	In the first quarter of fiscal 2007, the Company recorded a gain for an insurance recovery of $1.3 million on fire-damaged demonstration systems. In the second quarter of fiscal 2007, the Company recorded a gain of $1.0 million for an insurance settlement related to the shareholder and derivative lawsuits.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(a) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (the SEC). Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design as well as their effect on the information generated for use in this Annual Report on Form 10-K. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 29, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 29, 2008.

KPMG LLP, an independent registered public accounting firm, has performed an independent assessment on the effectiveness of our internal control over financial reporting as referenced in their report included in (e) below.

(c) Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) Changes in Internal Control

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Electro Scientific Industries, Inc.:

We have audited Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electro Scientific Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Electro Scientific Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 29, 2008 and June 2, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the ten-month period ended March 29, 2008 and the years ended June 2, 2007 and June 3, 2006, and our report dated June 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
June 11, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information about the Company’s audit committee, is included under the headings “Proposal 1: Election of Directors,” “Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Independence” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Schedules

The Consolidated Financial Statements, together with the reports thereon of our independent registered public accounting firm, are included on the pages indicated below:

Page
Report of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets as of March 29, 2008 and June 2, 2007	39

Consolidated Statements of Operations for the ten months ended March 29, 2008 and the fiscal years ended June 2, 2007 and June 3, 2006	40

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the ten months ended March 29, 2008 and the fiscal years ended June 2, 2007 and June 3, 2006	41

Consolidated Statements of Cash Flows for the ten months ended March 29, 2008 and the fiscal years ended June 2, 2007 and June 3, 2006	42

Notes to Consolidated Financial Statements	43

There are no schedules required to be filed herewith.

(a)(3) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.
2.1	Agreement and Plan of Merger dated as of July 4, 2007, by and among ESI, NWR, Neptune Merger Corp. and the Security holder Representative. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 25, 2007.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on form 8-K filed on October 21, 2004.

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

10.1*	ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

Exhibit No.
10.2*	ESI 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

10.3*	1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

10.4*	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

10.5*	2000 Stock Option Incentive Plan. Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

10.6*	Employment Agreement between the Company and Nicholas C. Konidaris, dated January 7, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended February 28, 2004, as filed on April 6, 2004.

10.7*	Amendment No. 1 to Employment Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2005 (the “January 31 8-K”).

10.8*	Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.2 of the January 31 8-K.

10.9*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris dated as of January 25, 2005. Incorporated by reference to Exhibit 10.3 of the January 31 8-K.

10.10*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris dated as of January 25, 2005. Incorporated by reference to Exhibit 10.4 of the January 31 8-K.

10.11*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.6 of the January 31 8-K.

10.12*	Offer Letter to Tom Wu, dated December 12, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006.

10.13*	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed July 27, 2005.

10.14*	Deferred Compensation Plan 2008 Restatement.

10.15*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Incentive Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.3 in the October 21 8-K.

10.16*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.4 in the October 21 8-K.

10.17*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (non-directors) (for awards made on July 20, 2005). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 26, 2005.

10.18*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (directors) (for awards made on July 20, 2005). Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 26, 2005.

10.19*	Form of Performance Based Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.5 of the January 31 8-K.

Exhibit No.
10.20*	Form of Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.7 of the January 31 8-K.

10.21*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Non-Directors) (for awards made on May 24, 2006). Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2006.

10.22*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Directors) (for awards made in May 2006). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 30, 2006.

10.23*	Form of Restricted Stock Unit Agreement between the Company and Nicholas Konidaris dated as of October 4, 2006. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 11, 2006.

10.24*	Form of Change in Control Agreement between the Company and each of Robert DeBakker and Paul Oldham. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2006.

10.25*	Form of Restricted Stock Unit Agreement (for awards made on or after July 19, 2006 and prior to February 2008). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 25, 2006.

10.26*	Form of Restricted Stock Unit Agreement for directors. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed July 25, 2006.

10.27*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (for awards made after February 2008).

10.28*	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement (for July 2006 awards).

10.29*	Form of Restricted Stock Unit Agreement (for awards made after February 2008).

10.30*	Form of Performance-Based Restricted Stock Unit Agreement (for awards made on or after July 2007).

10.31*	Amendment No. 1 to Deferred Compensation Plan 2008 Restatement.

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for Frederick Ball

24.2	Power of Attorney for Richard J. Faubert

24.3	Power of Attorney for Edward C. Grady

24.4	Power of Attorney for Barry L. Harmon

24.5	Power of Attorney for W. Arthur Porter

24.6	Power of Attorney for Gerald F. Taylor

24.7	Power of Attorney for Keith L. Thomson

24.8	Power of Attorney for Jon D. Tompkins

Exhibit No.
24.9	Power of Attorney for Robert R. Walker

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 11, 2008	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By:	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 11, 2008.

Signature		Title

/s/ NICHOLAS KONIDARIS Nicholas Konidaris		President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PAUL OLDHAM Paul Oldham		Vice President of Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ KERRY MUSTOE Kerry Mustoe		Vice President, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)

*FREDERICK A. BALL Frederick Ball		Director

*RICHARD J. FAUBERT Richard J. Faubert		Director

*EDWARD C. GRADY Edward C. Grady		Director

*BARRY L. HARMON Barry L. Harmon		Director

*W. ARTHUR PORTER W. Arthur Porter		Director

*GERALD F. TAYLOR Gerald F. Taylor		Director

*KEITH L. THOMSON Keith L. Thomson		Director

*JON D. TOMPKINS Jon D. Tompkins		Chairman of the Board

*ROBERT R. WALKER Robert R. Walker		Director

*By:	/s/ PAUL OLDHAM Paul Oldham, Attorney-in-fact