Form 10-Q
period 2008-06-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2008-08-05
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Registrant’s web address: www.esi.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock at July 31, 2008 was 27,026,125 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 28, 2008	March 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$135,294	$141,059
Investments	3,071	2,011

Total cash and investments	138,365	143,070
Trade receivables, net of allowances of $1,012 and $1,025	58,601	60,272
Inventories	92,927	101,501
Shipped systems pending acceptance	1,409	2,583
Deferred income taxes, net	14,847	14,906
Prepaid and other current assets	9,135	7,822

Total current assets	315,284	330,154
Non-current investments	16,605	17,835
Property, plant and equipment, net of accumulated depreciation of $68,344 and $68,252	47,610	47,962
Deferred income taxes, net	1,419	1,026
Goodwill	12,436	12,267
Acquired intangible assets, net of accumulated amortization of $2,790 and $2,050	9,521	10,261
Other assets	38,097	36,107

Total assets	$440,972	$455,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,662	$17,604
Accrued liabilities	18,072	25,300
Deferred revenue	12,838	12,583

Total current liabilities	41,572	55,487
Non-current liabilities:
Income taxes payable	$8,459	$7,885
Commitments and Contingencies	—	—
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 26,990 and 27,112 issued and outstanding	130,681	131,417
Retained earnings	259,377	262,135
Accumulated other comprehensive income (loss)	883	(1,312)

Total shareholders’ equity	390,941	392,240

Total liabilities and shareholders’ equity	$440,972	$455,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Fiscal quarter ended
	June 28, 2008	June 2, 2007
Net sales	$64,024	$71,744
Cost of sales	38,733	38,468

Gross profit	25,291	33,276
Operating expenses:
Selling, service and administration	15,849	13,163
Research, development and engineering	9,658	9,660

Total operating expenses	25,507	22,823

Operating (loss) income	(216)	10,453
Other-than-temporary impairment of auction rate investments	(5,094)	—
Interest and other income, net	860	2,607

(Loss) income before income taxes	(4,450)	13,060
(Benefit from) provision for income taxes	(1,692)	5,161

Net (loss) income	$(2,758)	$7,899

Earnings per share:
Net (loss) income per share – basic	$(0.10)	$0.27

Net (loss) income per share – diluted	$(0.10)	$0.27

Weighted average number of shares – basic	27,108	29,111

Weighted average number of shares – diluted	27,108	29,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal quarter ended
	June 28, 2008	June 2, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,758)	$7,899
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	2,597	2,076
Amortization of intangible assets	740	—
Stock-based compensation expense	1,410	733
Provision for doubtful accounts	—	73
Loss (gain) on disposal of property and equipment	24	(6)
Other-than-temporary impairment of auction rate investments	5,094	—
Deferred income taxes	(372)	2,393
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables, net	165	(1,879)
Decrease (increase) in inventories	6,397	(2,423)
Decrease in shipped systems pending acceptance	1,174	652
(Increase) decrease in prepaid and other current assets	(1,361)	1,310
(Decrease) increase in accounts payable and accrued liabilities	(11,729)	3,798
Increase (decrease) in deferred revenue	255	(1,184)

Net cash provided by operating activities	1,636	13,442
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,486)	(1,318)
Proceeds from sales of property, plant and equipment	4	6
Purchases of securities	(284,294)	(159,424)
Proceeds from sales of securities and maturing securities	281,844	163,323
Minority equity investment	(876)	—
Decrease (increase) in other assets	283	(587)

Net cash (used in) provided by investing activities	(4,525)	2,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock plans	1,187	937
Excess tax benefits realized from stock options exercised	7	27
Share repurchases	(3,340)	(9,804)

Net cash used in financing activities	(2,146)	(8,840)
Effect of exchange rate changes on cash	(730)	271

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,765)	6,873
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141,059	93,589

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,294	$100,462

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Income tax refunds received	549	—
Cash paid for income taxes	(1,264)	(133)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements are to be read in conjunction with the financial statements and notes included in the Company’s Transition Report on Form 10-K. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for the fiscal quarters ended June 28, 2008 and June 2, 2007 are not necessarily indicative of the results of operations for the entire year.

With the exception of the adoption of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) as discussed in Note 2, the Company’s significant accounting policies remain unchanged from those presented in Note 1 to the consolidated financial statements included in the Company’s Transition Report on Form 10-K filed for the fiscal year ended March 29, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowances for doubtful accounts; share-based compensation; income taxes; valuation of cost method equity investments; long-lived asset valuations; valuation of auction rate securities and goodwill and intangible assets valuation.

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, the Company’s fiscal year 2008 consisted of approximately a ten month period containing 43 weeks ending on March 29, 2008. The current fiscal year financial statements are presented for the fiscal quarter ended June 28, 2008. As such, comparative data has been provided for the prior year using the fiscal quarter ending on the date nearest to June 28, which is the fourth quarter of fiscal 2007 which ended on June 2, 2007. The Company believes that the fourth quarter of fiscal 2007 provides a meaningful comparison to the first quarter of fiscal 2009. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. The Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only, effective March 30, 2008. In February 2008, the FASB issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities. See Note 5 “Fair Value Measurements” for disclosure applicable to SFAS 157.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval by the Public Company Accounting Oversight Board (“PCAOB”) of amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. The Company is currently in compliance with this standard.

3. Acquisition of New Wave Research, Incorporated

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

The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes, including the finalization of purchase price adjustments for payments to former NWR shareholders relating to the amount of NWR’s net working capital on the date of acquisition, the resolution of various tax-related matters and liabilities and additional merger-related transaction costs.

The following table presents the preliminary allocation of the purchase price of $36.2 million to the assets acquired and liabilities assumed based on their fair values (in thousands):

Accounts receivable	$5,246
Inventory	6,110
Prepaid expense and other current assets	3,609
Property, plant and equipment	2,496
Intangible assets	12,311
In-process research & development	2,800
Goodwill (1)	10,994
Other non-current assets	788
Accounts payable and accrued liabilities	(11,532)
Deferred revenue (2)	(1,603)

Net assets acquired	31,219
Escrow deposits pending disbursement (3)	4,940

Total purchase price, net of cash acquired	$36,159

(1)	The goodwill amount is not tax deductible.

(2)	The amount recorded for deferred revenue represents the fair value of the remaining obligation assumed related to custom acceptance criteria and remaining revenue on extended warranties.

(3)	The final disbursement of escrow deposits will increase the goodwill recorded in the acquisition by the amount of the disbursement. This amount is included in other non-current assets at June 28, 2008 on the condensed consolidated balance sheet. The final disbursement of funds is anticipated to occur in fiscal 2009-2010.

The following table presents the details of the intangible assets purchased in the NWR acquisition as of July 20, 2007 and accumulated amortization to date at June 28, 2008:

(In thousands, except years)	Useful Life (in years)	Estimated Fair Value at Acquisition Date	Accumulated Amortization	Recorded Value at June 28, 2008
Developed technology	7	$8,100	$(1,089)	$7,011
Customer relationships	6	2,700	(727)	1,973
Customer backlog	1	700	(659)	41
Trade name and trademarks	3	400	(125)	275
Change of control agreements	1	100	(94)	6
Fair value of below-market lease
(non-current portion)	3.8	311	(96)	215

Subtotal – long term		12,311	(2,790)	9,521
Fair value of below-market lease (current portion)		110	—	110

Total acquired intangible assets		$12,421	$(2,790)	$9,631

Amortization expense for intangible assets purchased in the NWR acquisition was approximately $0.7 million for the fiscal quarter ended June 28, 2008 and has been recorded in the condensed consolidated statement of operations as follows:

(In thousands)	Fiscal quarter ended June 28, 2008
Cost of sales	$289
Selling, service and administration	451

Total	$740

The estimated amortization expense of intangible assets purchased in the NWR acquisition for the current year, including amounts amortized to date, and in future years is as follows:

Year	Amortization (in thousands)
2009	$2,330
2010	1,954
2011	1,734
2012	1,472
2013	1,325
Future years	1,556

$10,371

In fiscal 2008, the $2.8 million allocated to the in-process research and development asset was written off at the date of the acquisition. The in-process research and development related to three programs consisting of development on a diode-pumped solid-state LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. The current estimated commercialization dates for these products ranges from August 2008 to December 2008. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, the estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value.

The NWR results of operations are included in the Company’s condensed consolidated financial statements from the date of acquisition forward. The NWR acquisition was not significant, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position. Accordingly, pro forma financial statements of the combined entities are not presented.

4. Share-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) in 2007 using the modified prospective approach as described in the statement and has not restated prior year results. SFAS No. 123R requires that the fair value for share-based compensation be recognized as an expense over the service period that the awards are expected to vest. The Company generally recognizes compensation expense for options and unvested stock awards on a straight-line basis over the requisite service period of each award.

The impact to the results of operations due to SFAS No. 123R was as follows:

(In thousands)	Fiscal quarter ended
	June 28, 2008	June 2, 2007
Cost of sales	$207	$115
Selling, service and administration	888	442
Research, development and engineering	315	176

Total share-based compensation expense	$1,410	$733

The total amount of cash received from the exercise of stock options and from ESPP purchases in the fiscal quarter ended June 28, 2008 was $0.2 million and $1.0 million, respectively. For the fiscal quarter ended June 28, 2008, tax benefits realized from the exercise of stock options and ESPP purchases were not material. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

As of June 28, 2008, no share-based compensation expenses were capitalized. The Company had $17.4 million of total unamortized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.87 years.

Valuation Assumptions

The Company uses the Black-Scholes model to estimate the fair value of all stock-based compensation awards on the date of grant, except for unvested stock awards which are valued at the fair market value on the date of award.

The weighted average assumptions used in the Black-Scholes model to estimate the fair values of options granted in the quarters ended June 28, 2008 and June 2, 2007 were as follows:

	Fiscal quarter ended
	June 28, 2008	June 2, 2007
Expected life in years	4.6	4.6
Risk-free interest rate	3.50%	4.55%
Volatility	41%	49%
Dividend yield	0%	0%

The risk-free rates used are based on the U.S. Treasury yields over the expected terms. The expected term and forfeiture estimates for stock options are based on an analysis of actual exercise behavior. The Company uses its historical volatility over the estimated expected term as the expected volatility.

Share-Based Payment Award Activity

The weighted-average fair-value of stock-based compensation awards, including stock option awards granted and vested during the period, unvested stock awards granted during the period and the intrinsic value of stock options exercised during the period were as follows:

	Fiscal quarter ended
(In thousands, except per share data)	June 28, 2008	June 2, 2007
Stock Option Awards:
Grant date fair value per share	$6.47	$8.93
Total fair value of options granted	$880	$688
Total fair value of options vested	$95	$21
Total intrinsic value of options exercised	$65	$84
Unvested Stock Awards:
Grant date fair value per share	$16.27	$20.53
Total fair value of awards granted	$5,591	$181
Employee Stock Purchase Plan:
Grant date fair value per share	$5.09	$6.16
Total grant date fair value	$2,268	$1,827

Stock option activity for the fiscal quarter ended June 28, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 29, 2008	4,012,580	$25.16
Granted	136,000	16.58
Exercised	(16,834)	12.13
Expired or forfeited	(112,983)	24.54

Outstanding at June 28, 2008	4,018,763	$24.95	5.40	$47

Vested and expected to vest at June 28, 2008	3,965,476	$25.02	5.35	$45

Exercisable at June 28, 2008	3,594,705	$25.62	4.96	$36

Unvested stock awards activity for the quarter ended June 28, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 29, 2008	576,997	$21.63
Awarded	343,750	16.27
Vested	(4,950)	23.77
Forfeited	(43,000)	20.75

Outstanding at June 28, 2008	872,797	$19.56

5. Fair Value Measurements

Effective March 20, 2008, the beginning of fiscal 2009, the Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157). The Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition.

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include the following:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2, defined as inputs other than quoted prices in active markets for similar assets or liabilities that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 28, 2008:

(In thousands)	Level 1	Level 2	Level 3	Total
Money market securities	$244	$—	$—	$244
Commercial paper	—	13,483	—	13,483
Corporate notes and bonds	—	3,097	—	3,097
U.S. Government agencies	—	79,830	—	79,830
Forward purchase or (sale) contracts:
Japanese Yen	—	8,074	—	8,074
Taiwan Dollar	—	5,717	—	5,717
Singapore Dollar	—	2,129	—	2,129
Korean Won	—	(8,712)	—	(8,712)
Euro	—	(2,893)	—	(2,893)
British Pound	—	(2,547)	—	(2,547)
Auction rate securities	—	—	14,506	14,506

	$244	$98,178	$14,506	$112,928

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets as reflected in the June 2008 account statements provided by the Company’s investment managers.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets as reflected in the June 2008 account statements provided by the Company’s investment managers. For the forward contracts, spot prices at June 27, 2008 were utilized to calculate the unrealized gain/loss on open forward contracts which were recorded in accumulated other comprehensive income and other assets.

The Level 3 assets consisted solely of auction rate securities (ARS). The Company utilized the fair values as reflected on the June 2008 account statements provided by the Company’s investment managers. The Company has reviewed these fair market valuations and the assumptions used. These estimated fair values were based upon a discounted cash flow model for fixed income securities which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or redemption by the issuer; (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results and ratings of the bond insurers and issuers and (vi) the underlying trust assets of the securities.

At June 28, 2008, the Company had a total of $19.6 million par value invested in ARS which were recorded at an estimated fair value of $14.5 million in non-current investments. The $5.1 million charge for the unrealized loss was recorded as an other-than-temporary impairment of auction rate investments in the condensed consolidated statement of operations.

At the time of purchase in fiscal 2007, these ARS were rated AAA and AA. The Company’s ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS take on the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. These ARS historically provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par. The uncertainties in the current credit markets have reduced the liquidity of these securities as auctions have not been completed since the third quarter of fiscal 2008. Upon an unsuccessful auction, the interest rate is reset at a predetermined rate as defined in the security offering and the Company continues to receive interest income when due.

In the fourth quarter of fiscal 2008, based on management’s review and analysis of the ARS, it was determined that the decline from par value was not “other-than-temporary”, and accordingly, the estimated unrealized loss of these securities totaling $3.9 million was recorded in the accumulated other comprehensive income component of shareholders’ equity on the condensed consolidated balance sheet at March 29, 2008.

Recent events in the general credit markets and global economy, including the credit rating downgrades of the nation’s two largest bond insurers, resulted in the downgrade of the majority of the credit ratings of the Company’s ARS, as most of them are issued or insured by these two bond insurers. Given the continued challenges in the financial markets and the prolonged credit crisis, we also cannot reasonably predict when these securities will become liquid. Consequently, it was determined that the decline in fair value of these securities represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost basis of these securities was written down to their estimated fair values with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the fiscal quarter ended June 28, 2008. The $14.5 million estimated fair value of these securities remains classified as a non-current investment on the condensed consolidated balance sheets at June 28, 2008, consistent with the classification at March 29, 2008.

6. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories at June 28, 2008 and March 29, 2008 are as follows:

(In thousands)	June 28, 2008	March 29, 2008
Raw materials and purchased parts	$60,564	$62,060
Work in process	15,041	15,154
Finished goods	17,322	24,287

	$92,927	$101,501

7. Other Assets

Other assets consisted of the following:

(In thousands)	June 28, 2008	March 29, 2008
Patents, net	$122	$137
Consignment and demo equipment, net	9,501	8,346
Minority equity investment	12,991	12,115
All-Ring patent suit court bond	9,719	9,705
Acquisition escrow deposit	4,940	4,940
Other	824	864

Other current assets	$38,097	$36,107

8. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	June 28, 2008	March 29, 2008
Payroll-related	$5,873	$11,248
Product warranty	4,024	3,740
Purchase order commitments	1,204	1,093
Professional fees	1,245	1,553
Other	5,726	7,666

	$18,072	$25,300

See Note 9 “Product Warranty” for a discussion of the accrual for product warranty.

9. Product Warranty

The following is a reconciliation of the change in the aggregate accrual for product warranty for the fiscal quarters ended June 28, 2008 and June 2, 2007:

	Fiscal quarter ended
(In thousands)	June 28, 2008	June 2, 2007
Product warranty accrual, beginning	$3,740	$3,954
Warranty charges incurred, net	(2,239)	(1,674)
Provision for warranty charges	2,523	1,613

Product warranty accrual, ending	$4,024	$3,893

Warranty charges incurred include labor charges and replacement parts for system repairs under warranty and are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales.

10. Deferred Revenue

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

The following is a reconciliation of the changes in deferred revenue for the fiscal quarters ended June 28, 2008 and June 2, 2007:

	Fiscal quarter ended
(In thousands)	June 28, 2008	June 2, 2007
Deferred revenue, beginning	$12,583	$13,474
Revenue deferred	7,539	6,200
Revenue recognized	(7,284)	(7,384)

Ending Balance	$12,838	$12,290

11. Earnings Per Share

The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for the fiscal quarters ended June 28, 2008 and June 2, 2007:

	Fiscal quarter ended
(In thousands)	June 28, 2008	June 2, 2007
Weighted average shares outstanding - basic	27,108	29,111
Incremental dilutive shares	—	346

Weighted average shares outstanding - diluted	27,108	29,457

As a result of the first quarter of fiscal 2009 net loss, 80,497 incrementally dilutive shares were excluded from the calculation as their impact would have been antidilutive.

For the fiscal quarters ended June 28, 2008 and June 2, 2007, awards of options and unvested shares representing an additional 4.3 million and 2.8 million shares of common stock were outstanding, respectively, but were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

12. Comprehensive Income

The components of comprehensive income, net of tax are as follows:

	Fiscal quarter ended
(In thousands)	June 28, 2008	June 2, 2007
Net (loss) income	$(2,758)	$7,899
Other comprehensive income	2	—
Foreign currency translation adjustment	(281)	162
Reclassification of unrealized loss on auction rate investments	2,496	—
Net unrealized gain (loss) on securities classified as available for sale	(22)	(142)

Other comprehensive income (loss)	$(563)	$7,919

13. Share Repurchase Program

On May 15, 2008, the Board of Directors authorized a new share repurchase program for up to $20.0 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There is no fixed completion date for the repurchase program.

During the fiscal quarter ended June 28, 2008, the Company repurchased 213,654 shares for $3.3 million under this share repurchase program at an average price per share of $15.63, which was calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the condensed consolidated statements of cash flows.

14. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended
(In thousands)	June 28, 2008	June 2, 2007
Semiconductor group (SG)	$21,728	$50,166
Passive Component (PCG)	13,275	12,784
Interconnect/Micro-machining (IMG)	29,021	8,794

	$64,024	$71,744

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	June 28, 2008	June 2, 2007
Asia	$44,439	$55,707
Americas	12,903	8,296
Europe	6,682	7,741

	$64,024	$71,744

15. Legal Proceedings

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

Pursuant to the Court’s Provisional Attachment Order and Preliminary Injunction Order, in October 2005, the Company was required to post a Taiwan dollar security bond with the Court. An additional Taiwan dollar bond of approximately US$2.1 million was posted in June 2007 related to the second PAO. The total security bonds were valued at approximately US$9.7 million at June 28, 2008 and this amount was included in the Company’s other assets on the consolidated balance sheet at June 28, 2008. In addition to the legal matters described above, in the ordinary course of business the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In addition to the legal matters described above, in the ordinary course of business the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

16. Restructuring and Cost Management Plans

In fiscal 2008, the Company began to see the impact of weakness in the memory market and lower capital spending, particularly in the fourth quarter. In response, in the fourth quarter of fiscal 2008, the Company initiated a restructuring plan designed to reduce costs through a reduction-in-force and office consolidation in foreign subsidiary locations. In conjunction with this restructuring plan, 25 positions were eliminated in the Company’s U.S. and overseas offices, impacting all functional groups. The majority of these restructuring actions were completed in early April 2008 and resulted in approximately $1.0 million in expenses related to the restructuring plan, of which $0.6 million was included in accrued liabilities at March 29, 2008. During the fiscal quarter ended June 28, 2008, a second plan was initiated and restructuring expenses of $0.7 million were included in selling, service and administration expense, and an unpaid amount of $0.4 million was included in accrued liabilities at June 28, 2008. We expect to pay the remainder of the accrued amounts in the second quarter of fiscal 2009 along with incurring certain additional expenses related to the closure of a research and development facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks described in Part II, Item 1A “Risk Factors.”

Overview of Business

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global electronics market, including advanced laser systems that are used to microengineer electronic device features in high-volume manufacturing environments. Our customers are primarily manufacturers of semiconductors, passive components and interconnect devices. Our equipment enables these manufacturers to achieve the yield and productivity gains in their manufacturing processes that can be critical to their profitability. The components and devices manufactured by our customers are used in a wide variety of end products in the computer, consumer electronics, and communications industries.

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

Change in Fiscal Reporting Periods

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, our fiscal year 2008 consisted of approximately a ten month period containing 43 weeks ending on March 29, 2008. The current fiscal year financial statements are presented for the fiscal quarter ended June 28, 2008. As such, comparative data has been provided for the prior year using the fiscal quarter ending on the date nearest to June 28, which is the fourth quarter of fiscal 2007 which ended on June 2, 2007.

We believe that the fourth quarter of fiscal 2007 provides a meaningful comparison to the first quarter of fiscal 2009. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

Acquisition of New Wave Research, Incorporated

On July 20, 2007, we acquired New Wave Research, Incorporated, a privately-held company headquartered in Fremont, California. New Wave Research, Incorporated is a global leader in the development of high-end lasers and laser-based systems and its products are used in the semiconductor market for sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging our combined core competencies into adjacent markets and driving revenue growth and shareholder value. See Note 3 “Acquisition of New Wave Research, Incorporated” of the Notes to the Condensed Consolidated Financial Statements for additional discussion.

Summary of Sequential Quarterly Results

During fiscal 2008, the semiconductor memory market began to experience falling memory prices which significantly impacted the profitability of memory producers and resulted in lower capital spending among our customers. We began to see the impact of this trend in our fourth quarter fiscal 2008 resulting in a significant reduction in orders for our semiconductor memory yield improvement products. In addition, we began to see weakness in our passive component business due to absorption of capacity added earlier in fiscal 2008 and cautious spending related to concerns about the global economic environment. Looking forward to the remainder of fiscal 2009, we expect these conditions to continue and the timing of a recovery in our markets is uncertain.

For the first quarter of fiscal 2009, orders of $59.6 million increased $8.4 million, compared to $51.1 million for the fourth quarter of fiscal 2008. This increase was primarily due to an increase in interconnect/micro-machining group (IMG) partially offset by lower order levels in our semiconductor group (SG) and passive components group (PCG).

Orders for our IMG products increased by approximately 80% from the fourth quarter of fiscal 2008 compared to the first quarter of fiscal 2009. The increase in orders for IMG was largely attributable to strong demand for our new Model 5800 micro-machining system. This reflects our penetration into markets that require high-quality micro features on a broad array of materials.

Orders for our SG products decreased by approximately 30% compared to the fourth quarter of fiscal 2008. The decrease in orders for the SG products was primarily due to reductions in capital spending from customers because of reluctance to purchase additional capacity during a period of softness in the memory markets.

PCG product orders decreased by approximately 10% compared to the fourth quarter of fiscal 2008 due to a weak demand environment. Capacity expansion in this market is paced by demand for consumer electronics, which has been impacted by the slowing of the global economy, especially in the United States.

Gross margins were 39.5% on net sales of $64.0 million in the first quarter of fiscal 2009, compared to 44.7% on net sales of $70.6 million in the fourth quarter of fiscal 2008. The decrease was primarily due to lower production volumes, higher warranty costs, and a higher sales volume of low margin upgrades. The decline in production volumes was greater than the decline in revenues as we sold existing finished goods inventory built in prior quarters. Warranty costs increased significantly in the quarter as a result of specific supplier-related laser failures, one-time transition costs of warranty support in Japan from our previous distributor to an in-house service team and the associated increase in our warranty reserve. Included in cost of sales in both quarters were $0.3 million in purchase accounting expenses related to the acquisition of NWR.

Operating expenses decreased $3.2 million to $25.5 million in the first quarter of fiscal 2009, compared to $28.7 million in the fourth quarter of fiscal 2008. This decrease was primarily due to our effort to reduce costs through restructuring and cost management plans and lower variable costs corresponding to the level of sales and production activity.

Operating income decreased $3.0 million in the first quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008 based on the factors described above.

An other-than-temporary impairment of auction rate securities (ARS) held in our investment portfolio resulted in a non-operating expense of $5.1 million in the first quarter of fiscal 2009. Previously, unrealized losses on ARS were not considered other-than-temporary and estimated changes in fair value were recorded in equity as a reduction to accumulated other comprehensive income.

Interest and other income, net was $0.9 million in the first quarter of fiscal 2009 compared to $1.8 million in the fourth quarter of fiscal 2008. This decrease of $0.9 million was due to lower interest income and movements in foreign currency exchange rates. Lower interest income resulted from lower average invested assets which declined approximately $10 million and lower yields. In the prior quarter, we had a foreign exchange gain which did not repeat in the current quarter.

We recorded an income tax benefit of $1.7 million in the current quarter compared to a $1.6 million income tax provision in the fourth quarter of fiscal 2008. The decrease in the income tax provision was primarily due to the loss generated as a result of the other-than-temporary impairment charge related to ARS.

Net loss for the current quarter was $2.8 million or $0.10 per basic and diluted share, compared to net income of $3.0 million or $0.11 per basic and diluted share in the fourth quarter of fiscal 2008.

Looking forward, we believe economic uncertainties and cautious capital spending will continue to weigh on the demand for our products, especially in the memory market. Based on our assessment of the market, we expect sequentially lower shipments and revenues in the second quarter, reflecting the continued weak environment.

Results of Operations – Comparison of the fiscal quarters ended June 28, 2008 and June 2, 2007

Due to the change in our fiscal reporting periods, for the purposes of management’s discussion and analysis, comparative data has been provided for the prior year using the fiscal quarter ending on the date nearest to June 30, 2007, which is the fiscal quarter ended June 2, 2007. The results for the current quarter include the results of our NWR division which was purchased on July 20, 2007.

The following table presents results of operations data as a percentage of net sales.

	Fiscal quarter ended
	June 28, 2008	June 2, 2007
Net sales	100.0%	100.0%
Cost of sales	60.5	53.6

Gross margin	39.5	46.4
Selling, service and administrative	24.8	18.3
Research, development and engineering	15.1	13.5

Operating (loss) income	(0.3)	14.6
Other-than-temporary impairment of auction rate investments	(8.0)	—
Interest and other income, net	1.3	3.6

(Loss) income before income taxes	(7.0)	18.2
(Benefit from) provision for income taxes	(2.6)	7.2

Net (loss) income	(4.3)%	11.0%

Net Sales

Net sales were $64.0 million for the quarter ended June 28, 2008, a decrease of $7.7 million or 10.8% compared to net sales of $71.7 million for the quarter ended June 2, 2007. The overall decrease was driven by a decrease in SG net sales, partially offset by a significant increase in IMG net sales.

Information regarding our net sales by product group is as follows:

	Fiscal quarter ended
	June 28, 2008		June 2, 2007
(Net Sales in thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$21,728	33.9%	$50,166	69.9%
Passive components (PCG)	13,275	20.7%	12,784	17.8%
Interconnect/Micro-machining (IMG)	29,021	45.3%	8,794	12.3%

	64,024	100.0%	$71,744	100.0%

SG sales in the first quarter of fiscal 2009 decreased $28.4 million or 56.7% compared to the fourth quarter of fiscal 2007, including a $2.1 million increase resulting from the acquisition of NWR. The overall decrease in sales was primarily due to reductions in capital spending by customers who currently have excess capacity due to softening in the memory markets.

PCG sales were up slightly at $13.3 million compared to $12.8 million in the fourth quarter of fiscal 2007. The increase in PCG net sales was driven by capacity buys from key customers, though this trend was limited by the utilization of capacity by customers with systems delivered in prior periods.

IMG sales were $29.0 million in the first quarter of fiscal 2009, an increase of $20.2 million, which was more than double the IMG sales of $8.8 million in the fourth quarter of fiscal 2007, inclusive of an increase of $4.1 million resulting from the acquisition of NWR. The remaining increase was driven primarily by increased demand for our expanded micro-machining product line combined with continued demand in the flex-circuit and integrated circuit packaging segments of this market.

Net sales by geographic region were as follows:

	Fiscal quarter ended
	June 28, 2008		June 2, 2007
(Net Sales in thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$44,439	69.4%	$55,708	77.6%
Americas	12,903	20.2%	8,295	11.6%
Europe	6,682	10.4%	7,741	10.8%

	$64,024	100.0%	$71,744	100.0%

Net sales to Asia in the first quarter of fiscal 2009 decreased $11.3 million compared to the fourth quarter of fiscal 2007, primarily driven by weakness in SG sales.

Net sales to the Americas in the first quarter of fiscal 2009 increased $4.6 million compared to the fourth quarter of fiscal 2007. This increase was driven by an increase in SG and IMG net sales.

Gross Profit

Gross profit was $25.3 million (39.5% of net sales) for the first quarter of fiscal 2009 compared to $33.3 million (46.4% of net sales) for the fourth quarter of fiscal 2007. Cost of sales in the current quarter included $3.9 million of NWR expenses and $0.3 million in purchase accounting expenses. The margin decrease was primarily due to lower production volumes, higher warranty costs, and a higher sales volume of low-margin upgrades. Warranty costs increased significantly in the quarter as a result of specific supplier-related laser failures, one-time transition costs of warranty support in Japan from our previous distributor to an in-house service team and an associated increase in our warranty reserve. Although we see variability quarter to quarter in warranty activity, we do not expect to see the same level of warranty expense in coming quarters. Looking forward, we expect margins to improve sequentially as warranty activity normalizes, mix improves driven by fewer low-margin upgrades and the full impact of our cost reductions takes effect.

Operating Expenses

Selling, Service and Administrative Expenses

The primary items included in selling, service and administration (SS&A) expenses are labor and other employee-related expenses, travel expenses, professional fees, commissions and facilities costs. SS&A expenses were $15.8 million (24.8% of net sales) in the first quarter of fiscal 2009, an increase of $2.7 million compared to $13.2 million (18.3% of net sales) in the fourth quarter of fiscal 2007. This increase was primarily attributable to the impact of the addition of NWR SS&A in the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2007. NWR expenses were $2.7 million which included $0.5 million of amortization of acquired intangible assets. In addition, share-based compensation expenses increased $0.4 million in the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2007. Excluding NWR SS&A expenses, SS&A expenses remained essentially flat.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. RD&E expenses totaled $9.7 million (15.1% of net sales) for the first quarter of fiscal 2009, which was relatively consistent with the $9.7 million (13.5% of net sales) in the fourth quarter of fiscal 2007. Excluding NWR expenses, RD&E expenses decreased $1.3 million which was driven by our effort to reduce costs through restructuring and cost management plans.

Non-operating Income and Expense

Other-than-temporary impairment of auction rate investments

In the first quarter of fiscal 2009, we recorded an other-than-temporary impairment charge of $5.1 million in the results of operations related to our ARS. Recent events in the general credit markets and global economy, including the credit rating downgrades of the nation’s two largest bond insurers, resulted in the downgrade of the majority of the credit ratings of the Company’s ARS, as most of them are issued or insured by these two bond insurers. Given the continued challenges in the financial markets and the prolonged credit crisis, we also cannot reasonably predict when these securities will become liquid. Consequently, it was determined that the decline in fair value of these securities represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost basis of these securities was written down to their estimated fair values with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the fiscal quarter ended June 28, 2008. The $14.5 million estimated fair value of these securities remains classified as a non-current investment on the condensed consolidated balance sheets at June 28, 2008, consistent with the classification at March 29, 2008. We have the intent and ability to hold these securities for an extended period of time and we continue to receive interest income when due.

The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its ARS. It is not possible to ascertain when or whether market conditions will change resulting in the recovery of fair value on these auction rate securities. It is also possible that a secondary market for auction rate securities may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such scenarios, or if other events arise that impact the fair value of the securities, we may have to recognize further other-than temporary impairment charges, which would adversely impact our financial position and results of operations.

Interest and Other Income, net

Interest and other income for the first quarter of fiscal 2009 was $0.9 million compared with $2.6 million in the fourth quarter of fiscal 2007, primarily due to lower interest income. Interest income was lower due to lower average invested assets which declined by approximately $79 million, resulting from funds used for the acquisition of NWR and share repurchases. Additionally, yields on our invested assets decreased due to lower market interest rates and a shift in our portfolio to investments with shorter durations to maturity.

Income Taxes

The income tax benefit recorded for the first quarter of fiscal 2009 was $1.7 million on a pretax net loss of $4.5 million, an effective rate of 38.0%. Comparatively, the income tax provision was $5.2 million on pretax income of $13.1 million in the fourth quarter of fiscal 2007, an effective tax rate of 39.5%.

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

Net Income

Resulting from the factors discussed above, net loss for the first quarter of fiscal 2009 was $2.8 million, or $0.10 per basic and diluted share, compared to net income of $7.9 million, or $0.27 per basic and diluted share, in the fourth quarter of fiscal 2007.

Financial Condition and Liquidity

At June 28, 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable investments of $140.5 million and accounts receivable of $58.6 million. At June 28, 2008, we had a current ratio of 7.6 and no long-term debt. Working capital of $273.7 million remained generally consistent with the March 29, 2008 balance of $274.7 million.

On May 15, 2008, the Board of Directors authorized a new share repurchase program for up to $20 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There is no fixed completion date for the repurchase program.

During the fiscal quarter ended June 28, 2008, the Company repurchased 213,654 shares for $3.3 million under this share repurchase program at an average price per share of $15.63, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the condensed consolidated statements of cash flow.

As of June 28, 2008, we had a total of $19.6 million at par value invested in auction rate securities. The contractual maturities of these securities range up to calendar year 2050 and several securities do not have stated maturities. At the time of purchase in fiscal 2007, these ARS were rated AAA and AA. The Company’s ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS take on the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par. With the liquidity issues experienced in the global credit and capital markets over the past year, our auction rate securities have experienced failed auctions. While we continue to receive interest income on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value.

Recent events in the general credit markets and global economy, including the credit rating downgrades of the nation’s two largest bond insurers, resulted in the downgrade of the majority of the credit ratings on the Company’s ARS, as most of them are issued or insured by these two bond insurers. Consequently, it was determined that the decline in fair value of these securities represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost basis of these securities was written down to their estimated fair values with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the fiscal quarter ended June 28, 2008. The $14.5 million estimated fair value of these securities remains classified as a non-current investment on the condensed consolidated balance sheets at June 28, 2008, consistent with the classification at March 29, 2008.

Cash flows provided by operating activities were $1.6 million for the fiscal quarter ended June 28, 2008 and cash provided by net loss adjusted for non-cash items was $6.7 million. Significant impacts to cash flows for the quarter were decreases in accounts payable and accrued liabilities, a decrease in inventories and cash used for share repurchases.

Net trade receivables were $58.6 million at June 28, 2008, a decrease of $1.7 million from March 29, 2008, which was primarily due to the impact of foreign currency exchange rate movements.

Inventories at June 28, 2008 were $92.9 million compared with $101.5 million at March 29, 2008, which represented a decrease of $8.6 million, driven primarily by lower production and sales of existing finished goods.

Accounts payable and accrued liabilities of $28.7 million at June 28, 2008 were down $14.2 million from March 29, 2008, primarily due to lower inventory purchases and timing of payments of accrued compensation.

We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations, share repurchase program and contractual obligations for at least the next twelve months.

Critical Accounting Policies and Estimates

Except as discussed below, we reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended March 29, 2008.

Fair Value Measurements

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

SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only, effective with fiscal 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our fiscal 2008 Transition Report on Form 10-K for our fiscal year ended on March 29, 2008. The information regarding liquidity of auction rate securities under the heading “Financial Condition and Liquidity” in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures

Attached to this quarterly report as exhibits 31.1 and 31.2 are the certifications of our President and Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) required by Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This portion of our quarterly report on Form 10-Q is our disclosure of the conclusions of our management regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures. This disclosure should be read in conjunction with the Section 302 Certifications for a complete understanding of the topics presented.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the Court’s Provisional Attachment Order and Preliminary Injunction Order, in October 2005, we were required to post a Taiwan dollar security bond with the Court. An additional Taiwan dollar bond of approximately US$2.1 million was posted in June 2007 related to the second PAO. The total security bonds were valued at approximately US$9.7 million at June 28, 2008 and this amount was included in other assets on the consolidated balance sheet at June 28, 2008.

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

The industries that comprise our primary markets are volatile and unpredictable and we are experiencing weakness in some of our markets and may experience weakness in the future.

Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers and other electronic products. The markets for electronic devices have experienced sharp downturns. In fiscal 2008, we began to see the impact of weakness in the memory market and lower capital spending, particularly in the fourth quarter. For example, orders in our SG group were 30% lower in the first quarter of fiscal 2009 than in the fourth quarter of fiscal 2008 and there could be further declines in this market and others. During such downturns, semiconductor and micro-electronics manufacturers, including our customers, can be expected to delay or cancel capital expenditures, which may have a negative impact on our financial results. During a downturn, we are not able to project when demand for our products will increase or that demand will not decrease further. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

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

We depend on a few significant customers for a large portion of our revenue. For example, our top ten customers for fiscal 2008 accounted for approximately 59% of total net sales in fiscal 2008, with two customers accounting for a cumulative 23% of total net sales in fiscal 2008. None of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time. In addition, the semiconductor industry, and particularly the memory market, is very cyclical, which could result in consolidation or changes in various partnership and technology arrangements amongst our customers. These changes could affect demand for our products and impact our technology strategies.

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

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. While we attempt in our designs to avoid patent infringement, from time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. Competitors or others have in the past and may in the future assert infringement claims against our customers or us with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

In fiscal 2008, we completed the acquisition of New Wave Research, Incorporated (NWR) and in the future we may make acquisitions of or significant investments in other businesses with complementary products, services or technologies.

Acquisitions, including the acquisition of NWR, involve numerous risks, many of which are unpredictable and beyond our control, including:

•	Difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;

•	Implementation of the Company’s ERP system for the acquired company;

•	Diversion of management’s attention from other operational matters;

•	The potential loss of key employees of acquired companies;

•	Lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	Acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	Difficulties establishing satisfactory internal controls at acquired companies; and

•	Incurring liabilities for which we may not be indemnified in full or at all.

Our inability to effectively manage these acquisition risks could materially and adversely affect our business, financial condition and results of operations and could cause us not to realize the anticipated benefits of an acquisition on a timely basis or at all. In addition, if we issue equity securities to pay for an acquisition the ownership percentage of our existing shareholders would be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes and could require us to borrow in order to fund the acquisition or our operations. In addition, the accounting for acquisitions, including the NWR acquisition, could result in significant charges resulting from amortization of intangible assets related to such acquisitions. We may make additional strategic investments in development stage companies and such investments are subject to a high degree of risk, and therefore it is possible that we could lose our entire investment.

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

No market currently exists for the auction rate securities (ARS) we hold and as a result we may not be able to liquidate them at the current valuation, if at all. As a result, we have written down the cost basis of these securities to their estimated fair value with an other-than-temporary impairment charge to earnings and we may have to do so again in the future under certain scenarios.

We currently hold ARS with an aggregate par value of $19.6 million that had an estimated fair value of $14.5 million at June 28, 2008. At the time of purchase in fiscal 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050 and several securities do not have stated maturities. The Company’s ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS take on the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par. With the liquidity issues experienced in the global credit and capital markets over the past year, our auction rate securities have experienced failed auctions. While we continue to receive interest income on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value.

Recent events in the general credit markets and global economy, including the credit rating downgrades of the nation’s two largest bond insurers, resulted in the downgrade of the majority of the credit ratings of the Company’s ARS, as most of them are issued or insured by these two bond insurers. Given the continued challenges in the financial markets and the prolonged credit crisis, we also cannot reasonably predict when these securities will become liquid. Consequently, it was determined that the decline in fair value of these securities represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost basis of these securities was written down to their estimated fair values with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the fiscal quarter ended June 28, 2008. The $14.5 million estimated fair value of these securities remains classified as a non-current investment on the condensed consolidated balance sheets at June 28, 2008, consistent with the classification at March 29, 2008. We have the intent and ability to hold these securities for an extended period of time and we continue to receive interest income when due.

It is not possible to ascertain when or whether market conditions will change resulting in the recovery of fair value on these auction rate securities. It is also possible that a secondary market for auction rate securities may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such scenarios, or if other events arise that impact the fair value of the securities, we may have to recognize further other-than temporary impairment charges, which would adversely impact our financial position and results of operations.

It is possible that continued uncertainty in the credit markets could also impact the liquidity of our other investments and cash equivalents, which could impair our liquidity or require us to recognize other-than-temporary impairment on the value of those investments, which would negatively impact our financial position and results of operations.

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

Our internal control over financial reporting could be adversely affected if material weaknesses are discovered in the future.

During fiscal 2007, we reported a material weakness in our internal control over financial reporting, which we have since remediated. However, the identification of one or more additional material weaknesses in the future could result in material misstatements in our financial reports and could lead us or our auditors to conclude that we do not have effective controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act. This may negatively impact the market’s view of our control environment and, potentially, our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2008, the Board of Directors authorized a new share repurchase program for up to $20.0 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There is no fixed completion date for the repurchase program. During the fiscal quarter ended June 28, 2008, the Company repurchased 213,654 shares at an average price of $15.63, calculated inclusive of commissions and fees. The required shares were immediately retired and became authorized and unissued shares, as required under Oregon corporate law.

The following table sets forth information about the share repurchase transactions in accordance with SEC Regulation S-K, Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2008 to May 3, 2008	—	—	2,478,758	(a)	—
May 4, 2008 to May 31, 2008	83,300	15.56	2,562,058		$18,706,281
June 1, 2008 to June 28, 2008	130,354	15.68	2,692,412		$16,663,567

Total	213,654	15.63

(a)	The beginning total number of shares purchased as part of publicly announced plans or programs, 2,478,758, reflects shares repurchased from April 17, 2007 to March 29, 2008 under a previous share repurchase program. This program was initially approved by the Board of Directors on March 9, 2007, and after being suspended on October 9, 2007, resumed by approval of the Board of Directors on January 22, 2008. The program had expired as of March 29, 2008 in conjunction with the fulfillment of the $50.0 million authorized repurchase amount.

Item 6.	Exhibits

This list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

4.2	First Amendment to Amended and Restated Rights Agreement, dated as of August 26, 2002, between the Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed on August 27, 2002.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2008	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)