Form 10-Q
period 2008-09-27
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2008-11-06
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

The number of shares outstanding of the Registrant’s Common Stock at October 31, 2008 was 26,997,330 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets (Unaudited) - at September 27, 2008 and March 29, 2008	1

	Condensed Consolidated Statements of Operations (Unaudited) - for the three months ended September 27, 2008 and September 29, 2007, the six months ended September 27, 2008, and the four months ended September 29, 2007	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the three months ended September 27, 2008 and September 29, 2007, the six months ended September 27, 2008, and the four months ended September 29, 2007	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits	42

SIGNATURES		43

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Sept. 27, 2008	Mar. 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$147,043	$141,059
Investments	5,103	2,011

Total cash and investments	152,146	143,070
Trade receivables, net of allowances of $1,175 and $1,025	49,204	60,272
Inventories	92,263	101,501
Shipped systems pending acceptance	1,385	2,583
Deferred income taxes, net	14,761	14,906
Other current assets	7,623	7,822

Total current assets	317,382	330,154
Non-current investments	9,125	17,835
Property, plant and equipment, net of accumulated depreciation of $70,220 and $68,252	45,888	47,962
Deferred income taxes, net	8,098	1,026
Goodwill	12,728	12,267
Acquired intangible assets, net of accumulated amortization of $3,361 and $2,050	8,950	10,261
Other assets	35,659	36,107

Total assets	$437,830	$455,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,623	$17,604
Accrued liabilities	21,379	25,300
Deferred revenue	11,219	12,583

Total current liabilities	43,221	55,487
Non-current liabilities:
Income taxes payable	8,458	7,885
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 26,995 and 27,112 issued and outstanding	131,064	131,417
Retained earnings	255,268	262,135
Accumulated other comprehensive loss	(181)	(1,312)

Total shareholders’ equity	386,151	392,240

Total liabilities and shareholders’ equity	$437,830	$455,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007
(In thousands, except per share amounts)	Sept. 27, 2008	Sept. 29, 2007
Net sales	$49,610	$82,318	$113,634	$99,279
Cost of sales	28,538	45,509	67,271	54,395

Gross profit	21,072	36,809	46,363	44,884
Operating expenses:
Selling, service and administration	14,474	15,380	30,323	19,125
Research, development and engineering	8,892	11,093	18,550	13,979
Write-off of acquired in-process research and development	—	2,800	—	2,800

Total operating expenses	23,366	29,273	48,873	35,904

Operating (loss) income	(2,294)	7,536	(2,510)	8,980
Other-than-temporary impairment of auction rate investments	(5,381)	—	(10,475)	—
Interest and other income, net	1,117	2,060	1,977	2,876

(Loss) income before income taxes	(6,558)	9,596	(11,008)	11,856
(Benefit from) provision for income taxes	(2,449)	4,066	(4,141)	4,908

Net (loss) income	$(4,109)	$5,530	$(6,867)	$6,948

Earnings per share:
Net (loss) income per share – basic	$(0.15)	$0.20	$(0.25)	$0.25

Net (loss) income per share – diluted	$(0.15)	$0.19	$(0.25)	$0.24

Weighted average number of shares – basic	27,035	28,161	27,072	28,268

Weighted average number of shares – diluted	27,035	28,647	27,072	28,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended		Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007
(In thousands)	Sept. 27, 2008	Sept. 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,109)	$5,530	$(6,867)	$6,948
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	2,540	2,353	5,134	3,034
Amortization of intangible assets	565	567	1,308	567
Write-off of in-process research and development	—	2,800	—	2,800
Share-based compensation expense	1,169	1,044	2,579	1,239
Provision for doubtful accounts	66	—	66	—
Loss on disposal of property and equipment	68	2	92	3
Other-than-temporary impairment of auction rate investments	5,381	—	10,475	—
Deferred income taxes	(5,865)	(73)	(6,237)	(73)
Changes in operating assets and liabilities:
Decrease in trade receivables, net	9,121	243	9,286	5,091
Decrease (increase) in inventories	2,173	137	8,570	(4,608)
Decrease (increase) in shipped systems pending acceptance	24	(4,588)	1,198	(4,897)
Decrease (increase) in other current assets	1,103	879	(251)	558
Increase (decrease) in accounts payable and accrued liabilities	3,613	(6,655)	(8,116)	(4,662)
(Decrease) increase in deferred revenue	(1,619)	5,218	(1,364)	5,472

Net cash provided by operating activities	14,230	7,457	15,873	11,472
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,071)	(1,907)	(2,557)	(2,473)
Proceeds from sales of property and equipment	—	—	4	—
Purchases of securities	(299,801)	(134,041)	(584,095)	(167,482)
Proceeds from sales and maturities of securities	299,800	163,156	581,644	219,210
Cash paid for acquisition of NWR, net	—	(36,159)	—	(36,159)
Minority equity investment	—	—	(876)	—
Decrease (increase) in other assets	876	1,123	1,159	(1,077)

Net cash (used in) provided by investing activities	(196)	(7,828)	(4,721)	12,019
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock plans	684	2,037	1,871	2,184
Excess tax benefit of share-based compensation	—	682	—	682
Share repurchases	(1,384)	(18,878)	(4,724)	(24,866)

Net cash used in financing activities	(700)	(16,159)	(2,853)	(22,000)
Effect of exchange rate changes on cash	(1,585)	742	(2,315)	842

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,749	(15,788)	5,984	2,333
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,294	118,583	141,059	100,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,043	$102,795	$147,043	$102,795

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax refunds received	$2	$18	$551	$18
Cash paid for income taxes	(181)	(4,173)	(1,445)	(4,173)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Change in Financial Results Subsequent to Earnings Release

The Company has determined that the estimated fair value of the Auction Rate Securities it holds declined as of the end of the Company’s second quarter of fiscal 2009, resulting in an other-than-temporary impairment charge of $5.4 million recorded in the results of operations for the quarter (see Note 6 “Fair Value Measurements”). This conclusion was reached subsequent to the Company’s second quarter earnings release on October 22, 2009 and accordingly, the financial results for the second quarter contained in this Quarterly Report on Form 10-Q differ from those contained in the earnings release as a result of this change.

1. Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements are to be read in conjunction with the financial statements and notes included in the Company’s Transition Report on Form 10-K. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.

With the exception of the adoption of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) in the first quarter of 2009, and FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) issued on October 10, 2008, there have been no significant changes to the Company’s significant accounting policies from those presented in Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Transition Report on Form 10-K filed for the fiscal year ended March 29, 2008.

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

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, the Company’s fiscal year 2008 consisted of approximately a ten month period containing 43 weeks ending on March 29, 2008. The current fiscal year financial statements are presented for the three months ended September 27, 2008, which represents the second quarter of fiscal 2009.

Because of the change in reporting periods, year to date information for the period ended September 29, 2007 consists of the four months beginning June 3, 2007 and ending September 29, 2007. In addition, as discussed in Note 3 “Comparative Statements of Operations for the Six Months ended September 29, 2007 (Unaudited)”, for comparative purposes, the Company provided pro-forma results for the six months ended September 29, 2007. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

2. Recent Accounting Pronouncements

In October 2008, FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) which is effective upon issuance, including prior periods for which financial statements have not been issued. This Staff Position offers clarifying guidance related to the application of SFAS 157, issued in September 2006, when the market for the financial asset is not active. This guidance includes clarification related to (1) how management should consider its internal cash flow and discount rate assumptions when measuring fair value when relevant observable data do not exist; (2) how observable market information in a market that is not active should be considered when measuring fair value; and (3) how to use market quotes when assessing the relevance of observable and unobservable data available to measure fair value. The Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only, effective March 30, 2008, and FSP FAS 157-3 in the second quarter of 2009. See Note 6 “Fair Value Measurements” for disclosure applicable to SFAS 157 and FSP FAS 157-3.

3. Comparative Statements of Operations for the Six Months ended September 29, 2007 (Unaudited)

As discussed in Note 1 “Basis of Presentation” above, on July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year consisting of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, the fiscal 2008 reporting period consisted of a 43-week period ending on March 29, 2008 (approximately ten months).

To create a pro-forma six-month statement of operations as of September 29, 2007 for comparative purposes, the Company used year to date results as reported in the Form 10-Q for the four months ended September 29, 2007, and then calculated the estimated unaudited results for the two months ended June 2, 2007. To calculate the estimated April and May 2007 results, management estimated certain items that were normally recorded on a quarterly basis, including standard cost variances, overhead allocations, certain operating expenses and the income tax provision. Certain standard cost variances and overhead allocations were estimated on a pro rata revenue basis for the quarter. Certain operating expenses were estimated on a pro rata or normalized basis, as appropriate. The Company added the resulting estimated two month results ending June 2, 2007 to the previously provided four month results ending September 29, 2007 to arrive at pro-forma operating results for the six months ended September 29, 2007, which are as follows:

(In thousands, except per share data)	Pro-forma six months ended Sept. 29, 2007 (unaudited)
Net sales	$165,670
Cost of sales	91,626

Gross profit	74,044
Selling, service and administration	28,358
Research, development and engineering	20,354
Write-off of acquired in-process research and development	2,800

Operating income	22,532
Interest and other income, net	4,699

Income before income taxes	27,231
Provision for income taxes	10,984

Net income	$16,247

Net income per share – basic	$0.57

Net income per share – diluted	$0.56

Weighted average number of shares – basic	28,543

Weighted average number of shares – diluted	28,999

4. Acquisition of New Wave Research, Incorporated

On July 20, 2007, the Company acquired New Wave Research, Incorporated (NWR), a privately held company headquartered in Fremont, California. The Company acquired 100% of NWR’s outstanding common stock for approximately $36.2 million, comprised of $34.9 million in cash and merger-related transaction costs of $1.3 million. The contractual purchase price of $36.0 million was subsequently reduced by $1.1 million due to certain net working capital adjustments and indemnity payments agreed to prior to closing.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed evaluation of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes, including the finalization of purchase price adjustments for payments to former NWR shareholders relating to the amount of NWR’s net working capital on the date of acquisition and the resolution of various tax-related matters and liabilities.

The following table presents the preliminary allocation of the purchase price of $36.2 million to the assets acquired and liabilities assumed based on their fair values as of September 27, 2008 (in thousands):

Accounts receivable	$5,246
Inventory	6,110
Prepaid expense and other current assets	3,424
Property, plant and equipment	2,496
Intangible assets	12,311
In-process research and development	2,800
Goodwill (1)	11,286
Other non-current assets	804
Accounts payable and accrued liabilities	(11,655)
Deferred revenue (2)	(1,603)

Net assets acquired	31,219
Escrow deposits pending disbursement (3)	4,940

Total purchase price, net of cash acquired	$36,159

(1)	The goodwill amount is not tax deductible.

(2)	The amount recorded for deferred revenue represents the fair value of the remaining obligation assumed related to custom acceptance criteria and remaining revenue on extended warranties.

(3)	The final disbursement of escrow deposits will increase the goodwill recorded in the acquisition by the amount of the disbursement. This amount is included in other non-current assets at September 27, 2008 on the condensed consolidated balance sheet. The final disbursement of funds is anticipated to occur in the first quarter of calendar 2009.

The following table presents the details of the intangible assets purchased in the NWR acquisition as of July 20, 2007 and accumulated amortization to date at September 27, 2008:

(In thousands, except years)	Useful Life (in years)	Estimated Fair Value at Acquisition Date	Accumulated Amortization	Recorded Value at Sept. 27, 2008
Developed technology	7	$8,100	$(1,379)	$6,721
Customer relationships	6	2,700	(895)	1,805
Customer backlog	1	700	(700)	—
Trade name and trademarks	3	400	(159)	241
Change of control agreements	1	100	(100)	—
Fair value of below-market lease (non-current portion)	3.8	311	(128)	183

Subtotal – long term		12,311	(3,361)	8,950
Fair value of below-market lease (current portion)		110	—	110

Total acquired intangible assets		$12,421	$(3,361)	$9,060

Amortization expense for intangible assets purchased in the NWR acquisition has been recorded in the condensed consolidated statement of operations as follows:

	Three months ended		Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007
(In thousands)	Sept. 27, 2008	Sept. 29, 2007
Cost of sales	$289	$222	$578	$222
Selling, service and administration	276	345	730	345

Total	$565	$567	$1,308	$567

The estimated amortization expense of intangible assets purchased in the NWR acquisition for the current year, including amounts amortized to date, and in future years is as follows:

Year	Amortization (in thousands)
2009	$2,330
2010	1,954
2011	1,734
2012	1,472
2013	1,325
Future years	1,556

$10,371

In 2008, the $2.8 million allocated to the in-process research and development asset was written off at the date of the acquisition. The in-process research and development related to three programs consisting of development on a diode-pumped solid-state LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. Commercialization of the diode-pumped solid-state LED wafer-scribing system and the next-generation laser product began in the first half of fiscal 2009 and development of the Advanced Beam Delivery System was ceased during the second quarter of 2009. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, the estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value.

The NWR results of operations are included in the Company’s condensed consolidated financial statements from the date of acquisition forward. The NWR acquisition was not significant, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position. Accordingly, pro forma financial statements of the combined entities are not presented.

5. Share-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) in 2007 using the modified prospective approach as described in the statement and has not restated prior year results. SFAS 123R requires that the fair value for share-based compensation be recognized as an expense over the service period that the awards are expected to vest.

The impact to the results of operations due to SFAS 123R was as follows:

	Three months ended		Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007
(In thousands)	Sept. 27, 2008	Sept. 29, 2007
Cost of sales	$222	$130	$429	$157
Selling, service and administration	662	702	1,550	826
Research, development and engineering	285	212	600	256

Total share-based compensation expense	$1,169	$1,044	$2,579	$1,239

The total amount of cash received from the exercise of stock options and ESPP purchases for the three and six months ending September 27, 2008 was $0.7 million and $1.9 million, respectively. The tax differential arising from the exercises was accounted for in accordance with 123R, and for the three and six month periods ending September 27, 2008, resulted in a $0.1 million reduction to additional paid in capital. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

During the three months ended September 27, 2008, there were no significant activities related to share-based payment awards. As of September 27, 2008, no share-based compensation expenses were capitalized. As of September 27, 2008, the Company had $16.2 million of total unamortized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.84 years.

See Note 5 “Share-Based Compensation” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of the Company Transition Report on Form 10-K for the year ended March 29, 2008 for more detailed information about share-based compensation plans.

6. Fair Value Measurements

Effective March 30, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157). The Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. In addition, on October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) which is effective upon issuance, including prior periods for which financial statements have not been issued. This standard is to provide guidance when valuing securities in markets that are not active.

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

The Company holds $19.6 million par value in Auction Rate Securities (ARS). At the time of purchase in 2007 these ARS were rated AAA and AA. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of fiscal 2008 the Company’s ARS began to experience failed auctions. Since that time none of the Company’s securities have traded through the auction process and no other market transactions for these securities have been observed. Further deterioration in the general markets and global economy resulted in credit rating downgrades of the nation’s two largest bond insurers and the effective elimination of the active market for auction rate securities. The Company holds ARS issued or insured by these two bond insurers. The Company’s ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities.

At the end of the first quarter of fiscal 2009, it was determined that the decline in fair value of its ARS represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the first quarter with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the three months ended June 28, 2008.

Near the end of the second quarter of fiscal 2009, Lehman Brothers, the broker who had been providing investment management, custodial and valuation services for these securities, declared bankruptcy and ceased providing valuation services for the Company. Consequently, the Company procured an independent third-party valuation of these securities as of the end of the second quarter. As a result of the continued deterioration in the credit markets along with further credit downgrades experienced by insurers of the Company’s ARS, the valuations of these securities have declined from the values estimated as of the end of the previous quarter. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the second quarter with an other-than-temporary impairment charge of $5.4 million recorded in the results of operations for the three months ended September 27, 2008.

The $9.1 million estimated fair value of these securities remains classified as a non-current investment on the condensed consolidated balance sheets at September 27, 2008, consistent with the classification at June 28, 2008 and March 29, 2008. Due to the unsuccessful auctions and downgrades of the insurers, interest rates on the ARS have been reset at higher rates with predetermined premiums as defined in the security offerings. The Company continues to receive all interest payments when due. Given the continued challenges in the financial markets and the prolonged credit crisis, the Company cannot reasonably predict when these securities will become liquid.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 27, 2008:

(In thousands)	Level 1	Level 2	Level 3	Total
Money market securities	$5,775	$—	$—	$5,775
Commercial paper	—	75,977	—	75,977
Corporate notes and bonds	—	3,049	—	3,049
U.S. Government agencies	—	41,423	—	41,423
Forward purchase or (sale) contracts:
Japanese Yen	—	1,107	—	1,107
Taiwan Dollar	—	5,836	—	5,836
Korean Won	—	(1,998)	—	(1,998)
Euro	—	(291)	—	(291)
British Pound	—	(2,467)	—	(2,467)
Auction rate securities	—	—	9,125	9,125

	$5,775	$122,636	$9,125	$137,536

The following table illustrates the activity of Level 3 assets from June 28, 2008 to September 27, 2008:

(In thousands)	Level 3
Fair Value, June 28, 2008	$14,506
Other-than-temporary impairment of auction rate investments	(5,381)

Fair Value, September 27, 2008	$9,125

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For the forward contracts, spot prices at September 26, 2008 were utilized to calculate the unrealized gain/loss on open forward contracts which were recorded in accumulated other comprehensive income and other assets.

The Level 3 assets consisted solely of auction rate securities (ARS). As there has been no trading of the ARS which the Company holds, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, and ratings of, and financial claims on the bond insurers and issuers and (vi) the underlying trust assets of the securities.

At September 27, 2008, the Company had a total of $19.6 million par value invested in ARS which were recorded at an estimated fair value of $9.1 million in non-current investments. Total impairment charges of $10.5 million for the unrealized loss on these ARS have been recorded as an other-than-temporary impairment of auction rate investments in the condensed consolidated statement of operations for the first two quarters of 2009.

7. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Sept. 27, 2008	Mar. 29, 2008
Raw materials and purchased parts	$63,249	$62,060
Work in process	11,919	15,154
Finished goods	17,095	24,287

	$92,263	$101,501

8. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Sept. 27, 2008	Mar. 29, 2008
Prepaid expenses	$1,918	$2,809
Value added tax receivable	3,996	3,747
Income tax refund receivable	1,679	1,055
Other current assets	30	211

	$7,623	$7,822

9. Other Assets

Other assets consisted of the following:

(In thousands)	Sept. 27, 2008	Mar. 29, 2008
Patents, net	$107	$137
Consignment and demo equipment, net	7,663	8,346
Minority equity investment	12,991	12,115
All-Ring patent suit court bond	9,204	9,705
Acquisition escrow deposit	4,940	4,940
Other	754	864

	$35,659	$36,107

10. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Sept. 27, 2008	Mar. 29, 2008
Payroll-related	$6,271	$11,248
Income tax payable	1,834	—
Product warranty	3,799	3,740
Purchase order commitments	1,040	1,093
Professional fees	1,386	1,553
Other	7,049	7,666

	$21,379	$25,300

See Note 11 “Product Warranty” for a discussion of the accrual for product warranty.

11. Product Warranty

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Three months ended		Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007
(In thousands)	Sept. 27, 2008	Sept. 29, 2007
Product warranty accrual, beginning	$4,024	$3,630	$3,740	$3,893
Acquired warranty reserve (NWR)	—	774	—	774
Warranty charges incurred, net	(1,738)	(447)	(3,977)	(1,298)
Provision for warranty charges	1,513	467	4,036	1,055

Product warranty accrual, ending	$3,799	$4,424	$3,799	$4,424

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

12. Deferred Revenue

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

The following is a reconciliation of the changes in deferred revenue:

	Three months ended		Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007
(In thousands)	Sept. 27, 2008	Sept. 29, 2007
Deferred revenue, beginning	$12,838	$12,544	$12,583	$12,290
Acquired deferred revenue (NWR)	—	1,603	—	1,603
Revenue deferred	5,152	14,005	12,691	16,003
Revenue recognized	(6,771)	(8,787)	(14,055)	(10,531)

Deferred revenue, ending	$11,219	$19,365	$11,219	$19,365

13. Earnings Per Share

Basic earnings per share were calculated based on the weighted average number of common shares outstanding during each period, excluding non-vested shares. Diluted earnings per share was calculated based on these same weighted average shares outstanding plus the effect of potentially dilutive share-based awards as calculated using the treasury stock method. Share-based awards were excluded from the calculation to the extent their effect would be antidilutive.

Earnings per share were calculated as follows:

	Three months ended		Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007
(In thousands, except per share amounts)	Sept. 27, 2008	Sept. 29, 2007
Net (loss) income	$(4,109)	$5,530	$(6,867)	$6,948

Weighted average shares used for basic earnings per share	27,035	28,161	27,072	28,268
Incremental dilutive shares	—	486	—	475

Weighted average shares used for diluted earnings per share	27,035	28,647	27,072	28,743

Earnings per share:
Net (loss) income – basic	$(0.15)	$0.20	$(0.25)	$0.25

Net (loss) income – diluted	$(0.15)	$0.19	$(0.25)	$0.24

As a result of the net loss for the three months ended September 27, 2008, 82,122 incrementally dilutive shares were excluded from the calculation as their impact would have been antidilutive. For the six months ended September 27, 2008, 83,007 incrementally dilutive shares were excluded from the calculation as their impact would have been antidilutive.

For the three months ended September 27, 2008 and September 29, 2007, awards of options and unvested shares representing an additional 4.2 million and 2.6 million shares of common stock were outstanding, respectively, but were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

For the six months ended September 27, 2008 and four months ended September 29, 2007, awards of options and unvested shares representing an additional 4.2 million and 2.6 million shares of common stock, respectively, were outstanding but not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

14. Comprehensive Income

The components of comprehensive income, net of tax were as follows:

	Three months ended		Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007
(In thousands)	Sept. 27, 2008	Sept. 29, 2007
Net (loss) income	$(4,109)	$5,530	$(6,867)	$6,948
Other comprehensive income	2	5	4	5
Foreign currency translation adjustment	(998)	333	(1,279)	468
Reclassification of unrealized loss on auction rate investments	—	—	2,496	—
Net unrealized loss on securities classified as available for sale	(68)	(134)	(90)	(89)

Other comprehensive (loss) income	$(5,173)	$5,734	$(5,736)	$7,332

15. Share Repurchase Program

On May 15, 2008, the Board of Directors authorized a share repurchase program for $20.0 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. The repurchases are to be made at management's discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There is no fixed completion date for the repurchase program.

During the second quarter of 2009, the Company repurchased 94,211 shares for $1.4 million under this share repurchase program at an average price per share of $14.68, which was calculated inclusive of commissions and fees. As of September 27, 2008, a total of 307,865 shares have been repurchased at average price of $15.34 per share, which was calculated inclusive of commissions and fees, totaling $4.7 million under this authorization. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the condensed consolidated statements of cash flows.

Subsequent to the end of the second quarter of 2009, the Board of Directors approved an increase to the existing share repurchase program to $100 million, contingent upon the close of the acquisition of Zygo Corporation. See Note 19 “Subsequent Events” for additional information on the acquisition of Zygo Corporation.

16. Product and Geographic Information

Net sales by product type were as follows:

	Three months ended		Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007
(In thousands)	Sept. 27, 2008	Sept. 29, 2007
Semiconductor group (SG)	$12,520	$38,176	$34,248	$45,742
Passive Component (PCG)	6,719	23,791	19,994	28,209
Interconnect/Micro-machining (IMG)	30,371	20,351	59,392	25,328

	$49,610	$82,318	$113,634	$99,279

During the first quarter of 2009, the Company received a large multi-system order for the recently introduced high power dual beam micro-machining tool. Revenue related to this order was recognized primarily in the second quarter of 2009. The combination of the lower overall revenues in the second quarter of 2009, along with the timing of the revenue recognized for this multi-system order, contributed to one customer accounting for approximately one-third of quarterly revenues.

Net sales by geographic area, based on the location of the end user, were as follows:

	Three months ended		Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007
(In thousands)	Sept. 27, 2008	Sept. 29, 2007
Asia	$38,483	$63,586	$82,922	$79,212
Americas	8,182	12,930	21,085	13,881
Europe	2,945	5,802	9,627	6,186

	$49,610	$82,318	$113,634	$99,279

17. Legal Proceedings

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

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring the Company to cancel two of the claims in the 207469 patent. The Company filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. On August 12, 2008, the IPO decided the action in the Company’s favor and dismissed the cancellation action. All Ring appealed the IPO’s cancellation decision to the Board of Appeal of the Ministry of Economic Affairs on September 12, 2008.

On March 4, 2008, pursuant to All Ring’s motion, the Court issued a suspension order, staying the formal action until after a final decision is rendered in the cancellation action. The High Court revoked the Court’s suspension decision on May 2, 2008. On May 12, 2008, All Ring appealed the High Court’s ruling. The Supreme Court denied All Ring’s appeal on August 12, 2008. On September 3, 2008, the presiding judge of the Court asked for re-assignment of the formal action to a new judge. The formal action is expected to resume in the near future.

Pursuant to the Court’s Provisional Attachment Orders and Preliminary Injunction Order, the Company was required to post Taiwan dollar security bonds with the Court. The total security bonds were valued at approximately US$9.2 million at September 27, 2008 and this amount was included in the Company’s other assets on the condensed consolidated balance sheet at September 27, 2008.

In addition to the legal matters described above, in the ordinary course of business the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

18. Restructuring and Cost Management Plans

In the fourth quarter of 2008, the Company observed weakness in the memory market and reductions in capital spending. As a result, the Company began to take actions in response to the change in market conditions. These adverse trends in the memory market and capital spending continued into the second quarter of 2009 and were further compounded by significant volatility in global financial markets and economic slowing. As a result, the Company took additional actions in the second quarter of 2009 in response to the market conditions in order to mitigate the impact of lower business levels. These actions included reductions in workforce, office consolidations in foreign subsidiary locations and the closure of a small research and development facility.

For the second quarter of 2009, these actions resulted in $1.2 million in restructuring expenses primarily for severance and employee-related costs for 35 employees at the Company’s various domestic and international offices across all major functions. These restructuring expenses consisted of $0.8 million in selling, service and administration expenses and $0.4 million in research, development and engineering expenses.

For the first two quarters of 2009, these actions resulted in $1.9 million in restructuring expenses in order to manage the Company’s cost structure and to realize business synergies as a result of the acquisition of NWR. These restructuring expenses consisted of $1.5 million in selling, service and administration expenses and $0.4 million in research, development and engineering expenses. At September 27, 2008, approximately $1.2 million was included in accrued liabilities, consisting primarily of unpaid severance and employee related costs.

19. Subsequent Events

On October 16, 2008, the Company announced that it has entered into a definitive agreement with Zygo Corporation (Zygo) under which the Company will acquire Zygo in an all stock transaction. Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets.

Under the terms of the merger agreement, Zygo shareholders will receive 1.0233 shares of ESI stock for each share of Zygo stock, in a transaction that is intended to be tax free. Based on the October 15, 2008 closing price of ESI stock, this represents a value of $10.30 per share of Zygo common stock. Upon closing, ESI will issue approximately 18.1 million shares on a diluted basis to complete the transaction, resulting in approximately 40% Zygo shareholder ownership of the combined company.

The acquisition is subject to approval by both companies' stockholders, as well as the satisfaction of customary closing conditions and regulatory approvals. The companies expect the transaction to be completed in the first calendar quarter of 2009.

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

We supply advanced laser microengineering systems that allow electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields of semiconductor devices, passive components and circuitry, high-density interconnect (HDI) circuit boards, advanced semiconductor packaging, high-bright LEDs and flat panel LCD displays. Laser microengineering comprises a set of precise fine-tuning processes (laser micro-machining, link cutting and via drilling) that require application-specific laser systems able to meet semiconductor and microelectronics manufacturers’ exacting performance and productivity requirements.

Additionally, we produce high-speed test, inspection and termination equipment used in the high-volume production of multi-layer ceramic capacitors (MLCC) and other passive components, as well as original equipment manufacturer machine vision products.

Change in Fiscal Reporting Periods

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, the Company’s fiscal year 2008 consisted of approximately a ten month period containing 43 weeks ending on March 29, 2008. The current fiscal year financial statements are presented for the three months ended September 27, 2008, which represents the second quarter of fiscal 2009.

Because of the change in reporting periods, year to date information for the period ended September 29, 2007 consists of the four months beginning June 3, 2007 and ending September 29, 2007. In addition, as discussed in Note 3 “Comparative Statements of Operations for the Six Months ended September 29, 2007 (Unaudited)”,, the Company provided pro-forma results for the six months ended September 29, 2007 for comparative purposes. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

Acquisitions

On October 16, 2008, the Company announced that it has entered into a definitive agreement with Zygo Corporation under which the Company will acquire Zygo Corporation in an all stock transaction. Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The acquisition is subject to approval by both companies' stockholders, as well as the satisfaction of customary closing conditions and regulatory approvals. The companies expect the transaction to be completed in the first calendar quarter of 2009. See Note 19 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements for additional information on the planned acquisition of Zygo Corporation.

On July 20, 2007, we acquired New Wave Research, Incorporated (NWR), a privately-held company headquartered in Fremont, California. NWR is a global leader in the development of high-end lasers and laser-based systems and its products are used in the semiconductor market for sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging our combined core competencies into adjacent markets and driving revenue growth and shareholder value. See Note 4 “Acquisition of New Wave Research, Incorporated” of the Notes to the Condensed Consolidated Financial Statements for additional information.

Summary of Sequential Quarterly Results

During fiscal 2008, the semiconductor memory market began to experience falling memory prices which significantly impacted the profitability of memory producers and resulted in lower capital spending among our customers. We began to see the impact of this trend in our fourth quarter of fiscal 2008 resulting in a significant reduction in orders for our semiconductor memory yield improvement products. In addition, we began to see weakness in our passive component business due to absorption of capacity added earlier in 2008 and cautious spending related to concerns about the global economic environment. During the second quarter of fiscal 2009, the impact of the global financial crisis and a weakening economic environment exacerbated the overcapacity condition of our customers, resulting in further contraction in our markets. Looking forward to the remainder of 2009, we expect these conditions to continue and the timing of a recovery in our markets is uncertain.

For the second quarter of fiscal 2009, orders of $37.6 million decreased $22.0 million from $59.6 million for the first quarter of 2009. This decrease was primarily due to a reduction in interconnect/micro-machining group (IMG) products combined with continued low order levels in our semiconductor group (SG) and passive component group (PCG). Orders declined sequentially across all three business groups, reflecting global economic weakness and further contraction in the semiconductor memory market.

Orders for our SG products decreased by approximately 24% compared to the first quarter of 2009. The decrease in orders for the SG products was primarily due to continued reductions in capital spending by our customers as weakening economic conditions and the global financial crisis further impacted the overcapacity condition of the industry, reducing average device selling prices and profitability.

PCG product orders decreased by approximately 25% compared to the first quarter of 2009 due to a continued weak demand environment. Capacity expansion in this market is paced by demand for consumer electronics, which has been impacted by the slowing of the global economy.

Orders for our IMG products decreased by approximately 45% from the first quarter of 2009 compared to the second quarter of 2009. This decrease was largely attributable to the timing of the introduction of our new model 5800 micro-machining systems and the large multi-system order received in the first quarter of 2009.

Gross margins were 42.5% on net sales of $49.6 million in the second quarter of 2009, compared to 39.5% on net sales of $64.0 million in the first quarter of 2009. The improvement in gross margin on lower revenues was primarily attributable to improved product mix and lower warranty costs. Included in cost of sales in both quarters were $0.3 million in purchase accounting expenses related to the acquisition of NWR.

Operating expenses decreased $2.1 million to $23.4 million in the second quarter of 2009, compared to $25.5 million in the first quarter of 2009. This decrease was primarily due to our efforts to reduce costs through restructuring and cost management plans, lower discretionary spending, engineering project costs, and variable pay.

Operating loss increased to $2.3 million in the second quarter of 2009 compared to $0.2 million in the first quarter of 2009 primarily due to lower revenues, partially offset by the factors described above.

An other-than-temporary impairment of auction rate securities (ARS) held in our investment portfolio resulted in a non-operating expense of $5.4 million and $5.1 million for the second quarter and first quarter of 2009, respectively. For periods prior to the first quarter of 2009, unrealized losses on ARS were not considered other-than-temporary, thus estimated changes in fair value were recorded in the condensed consolidated balance sheet as a component of accumulated other comprehensive loss.

Net interest and other income was $1.1 million in the second quarter of 2009 compared to $0.9 million in the first quarter of 2009. This increase of $0.2 million was primarily due to movements in foreign currency exchange rates.

We recorded an income tax benefit of $2.4 million in the current quarter compared to $1.7 million in the first quarter of 2009. The increase in the income tax benefit was primarily due to the higher pretax loss.

Net loss for the current quarter was $4.1 million or $0.15 per basic and diluted share, compared to a net loss of $2.8 million or $0.10 per basic and diluted share in the first quarter of 2009.

Looking forward, economic uncertainties, reduced consumer demand, access to capital concerns on the part of some of our customers and cautious capital spending will continue to weigh on the demand for our products, especially in the memory market and passive component business. Based on our assessment of the market, and the large multi-system IMG order primarily shipped in the second quarter, we expect significantly lower shipments and revenues in the third quarter along with a related decline in gross margins.

Results of Operations

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

The following table presents results of operations data as a percentage of net sales:

	Three months ended
	Sept. 27, 2008	Sept. 29, 2007
Net Sales	100.0%	100.0%
Cost of sales	57.5	55.3

Gross margin	42.5	44.7
Selling, service and administration	29.2	18.7
Research, development and engineering	17.9	13.5
Write-off of acquired in-process research and development	—	3.4

Operating (loss) income	(4.6)	9.2
Other-than-temporary impairment of auction rate investments	(10.8)	—
Interest and other income, net	2.3	2.5

(Loss) income before income taxes	(13.2)	11.7
(Benefit from) provision for income taxes	(4.9)	4.9

Net (loss) income	(8.3)%	6.7%

Net Sales

Net sales were $49.6 million for the second quarter of 2009, a decrease of $32.7 million or 39.7% compared to net sales of $82.3 million for the second quarter of 2008. The overall decrease was driven by decreases in SG and PCG net sales, partially offset by a significant increase in IMG net sales.

Net sales by product group for the three months ended September 27, 2008 and September 29, 2007 were as follows:

	Three months ended
	Sept. 27, 2008		Sept. 29, 2007
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$12,520	25.2%	$38,176	46.4%
Passive Components (PCG)	6,719	13.6%	23,791	28.9%
Interconnect/Micro-machining (IMG)	30,371	61.2%	20,351	24.7%

	$49,610	100.0%	$82,318	100.0%

SG sales in the second quarter of 2009 decreased $25.7 million or 67.2% compared to the second quarter of 2008. The overall decrease in sales was due to reductions in capital spending by our semiconductor manufacturing customers due to further weakening in the memory markets.

PCG sales in the second quarter of 2009 declined $17.1 million or 71.8% compared to the second quarter of 2008. The decrease in PCG net sales was driven by slow absorption of capacity from systems delivered to our MLCC customers in fiscal 2008. These customers have experienced reduced demand for their consumer electronics in the weakening global economy.

IMG sales in the second quarter of 2009 increased $10.0 million or 49.2% compared to the second quarter of 2008. The increase was driven primarily by demand for our expanded micro-machining product line, including the delivery of a large multi-system order for our new model 5800 tool, combined with solid demand in the flex-circuit and integrated circuit packaging segments of this market.

Net sales by geographic region for the three months ended September 27, 2008 and September 29, 2007 were as follows:

	Three months ended
	Sept. 27, 2008		Sept. 29, 2007
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$38,483	77.6%	$63,586	77.3%
Americas	8,182	16.5%	12,930	15.7%
Europe	2,945	5.9%	5,802	7.0%

	$49,610	100.0%	$82,318	100.0%

Net sales to Asia for the three months ended September 27, 2008 declined $25.1 million or 39.5% compared to the three months ended September 29, 2007. This decrease reflects declining demand in memory markets and a decrease in the manufacture of consumer electronics, which impacted SG and PCG sales to this region.

Net sales to the Americas in the second quarter of 2009 declined $4.7 million or 36.7% compared to the second quarter of 2008. This decrease was driven primarily by the absorption of a large capacity delivery of model 2100 systems in the second quarter of 2008 that was not repeated in 2009.

Net sales to Europe decreased $2.9 million or 49.2% in the second quarter of 2009 compared to the second quarter of 2008, driven by small reductions in SG and IMG markets.

Gross Profit

Gross profit for the three months ended September 27, 2008 and September 29, 2007 was as follows:

	Three months ended
	Sept. 27, 2008		Sept. 29, 2007
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$21,072	42.5%	$36,809	44.7%

Gross profit for the three months ended September 27, 2008 was $21.1 million, a decline of $15.7 million compared to gross profit of $36.8 million for the three months ended September 29, 2007. Excluding purchase accounting expenses related to the acquisition of NWR, which were $0.3 million and $1.1 million for the second quarters of 2009 and 2008, respectively, the decline was $14.9 million. Gross profit also declined as a percentage of net sales, decreasing from 44.7% for the second quarter of 2008 to 42.5% for the second quarter of 2009. These decreases were related to a higher warranty provision during the second quarter and the $32.7 million decrease in revenues over this time period. The revenue decline adversely impacted both total gross profits and gross margin as a percentage of net sales, as the associated decrease in manufacturing production led to a decline in absorption. The unfavorable absorption variance was partially offset by an improved product mix resulting from increased sales of IMG and newer products.

Operating Expenses

Operating expenses for the three months ended September 27, 2008 and September 29, 2007 were as follows:

	Three months ended
	Sept. 27, 2008		Sept. 29, 2007
(In thousands, except percentages)	Expenses	% of Net Sales	Expenses	% of Net Sales
Selling, Service and Administration	$14,474	29.2%	$15,380	18.7%
Research, Development and Engineering	8,892	17.9%	11,093	13.5%
Write-off of Acquired In-process Research and Development	—	—	2,800	3.4%

	$23,366	47.1%	$29,273	35.6%

Selling, Service and Administration Expenses

The primary items included in selling, service and administration (SS&A) expenses are labor and other employee-related expenses, travel expenses, professional fees, commissions and facilities costs. SS&A expenses were $14.5 million (29.2% of net sales) for the three months ended September 27, 2008, a decrease of $0.9 million compared to $15.4 million (18.7% of net sales) in the three months ended September 29, 2007. Included in second quarter 2009 SS&A expenses were $0.7 million of restructuring charges and $0.3 million of purchase accounting expenses, compared to no restructuring expenses and $0.4 million of purchase accounting expenses during the second quarter of 2008. Excluding these items, the decrease in SS&A expenses was $1.5 million, primarily attributable to restructuring and cost management activities completed in late fiscal 2008 and early 2009. These actions included a company-wide reduction in force of 12% from the second quarter of 2008 to the second quarter of 2009 and consequent decreases in compensation, labor, and travel related costs.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. RD&E expenses totaled $8.9 million (17.9% of net sales) for the three months ended September 27, 2008, which represents a decline of $2.2 million compared to $11.1 million (13.5% of net sales) for the three months ended September 29, 2007. Included in second quarter 2009 RD&E expenses were $0.4 million of restructuring charges. Excluding these charges, the decrease was $2.6 million, which was driven by our efforts to reduce costs, which included a 14% reduction in force within our RD&E group from the second quarter of 2008 to the second quarter of 2009.

Write-off of In-process Research and Development

During the second quarter of 2008, NWR had in-process research and development valued at $2.8 million and the immediate write-off of this amount was included in operating expenses for the three-month period ended September 29, 2007. See Note 4 “Acquisition of New Wave Research, Incorporated” of the Notes to the Condensed Consolidated Financial Statements for additional information.

Non-operating Income and Expense

Other-than-temporary impairment of auction rate investments

Other-than-temporary impairment of auction rate investments for the three months ended September 27, 2008 and September 29, 2007 was as follows:

	Three months ended
	Sept. 27, 2008		Sept. 29, 2007
(In thousands, except percentages)	Other-than- temporary impairment	% of Net Sales	Other-than- temporary impairment	% of Net Sales
Other-than-temporary impairment of auction rate investments	$5,381	10.8%	$—	—

The Company holds $19.6 million par value in Auction Rate Securities (ARS). At the time of purchase in 2007 these ARS were rated AAA and AA. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of fiscal 2008 our ARS began to experience failed auctions. Since that time none of our securities have traded through the auction process and no other market transactions for these securities have been observed. Further deterioration in the general markets and global economy resulted in credit rating downgrades of the nation’s two largest bond insurers and the effective elimination of the active market for auction rate securities. We hold ARS issued or insured by these two bond insurers which are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements. The ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities.

At the end of the first quarter of fiscal 2009, we determined that the declines in fair value of these ARS represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the first quarter with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the three months ended June 28, 2008.

Near the end of the second quarter of fiscal 2009, Lehman Brothers, the broker who had been providing investment management, custodial and valuation services for these securities, declared bankruptcy and ceased providing valuation services for the Company. Consequently, we procured an independent, third- party valuation of these securities as of the end of the second quarter. As a result of the continued deterioration in the credit markets along with further credit downgrades experienced by insurers of our ARS, the valuations of these securities have declined from the values estimated as of the end of the previous quarter. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the second quarter with an other-than-temporary impairment charge of $5.4 million recorded in the results of operations for the three months ended September 27, 2008.

The $9.1 million estimated fair value of these securities remains classified as a non-current investment on the condensed consolidated balance sheets at September 27, 2008, consistent with the classification at June 28, 2008 and March 29, 2008. The Company continues to receive all interest payments when due.

The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its ARS. It is not possible to ascertain when or whether market conditions will change resulting in the recovery of the fair value of these auction rate securities. It is also possible that a secondary market for ARS may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such scenarios, or if other events arise that impact the fair value of the securities, we may have to recognize further other-than temporary impairment charges, which would adversely impact our financial position and results of operations.

Interest and Other Income, net

Interest and Other Income, net, for the three months ended September 27, 2008 and September 29, 2007 was as follows:

	Three months ended
	Sept. 27, 2008		Sept. 29, 2007
(In thousands, except percentages)	Interest and Other Income, net	% of Net Sales	Interest and Other Income, net	% of Net Sales
Interest and Other Income, net	$1,117	2.3%	$2,060	2.5%

Interest and other income, net, for the second quarter of 2009 was $1.1 million compared to $2.1 million in the second quarter of 2008. This decrease was primarily attributable to a decrease in interest income, which in turn was driven by a decline in average yields of approximately 2.2%, commensurate with overall market declines over this period, and by a $23.3 million decrease in average invested assets.

Income Taxes

The income tax benefit recorded for the three months ended September 27, 2008 was $2.4 million on pretax net loss of $6.6 million, an effective rate of 37.3%. Comparatively, the income tax provision was $4.1 million on pretax income of $9.6 million for the three months ended September 29, 2007, an effective tax rate of 42.4%. The effective tax rate declined reflecting the implementation of our tax planning strategy associated with increased offshore manufacturing.

Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns. For example, the recent re-enactment of the research and experimentation credit will positively impact our effective tax rate for the remainder of fiscal 2009. Based on currently available information, we are not aware of any such discrete events which are likely to occur that would have a materially adverse effect on our financial position, expected cash flows or results of operations. We anticipate no significant changes in unrecognized tax benefits in the next 12 months as the result of examinations or lapse of statutes of limitation.

Net (Loss) Income

Net (loss) income for the three months ended September 27, 2008 and September 29, 2007 was as follows:

	Three months ended
	Sept. 27, 2008		Sept. 29, 2007
(In thousands, except percentages)	Net (Loss) Income	% of Net Sales	Net (Loss) Income	% of Net Sales
Net (Loss) Income	$(4,109)	(8.3)%	$5,530	6.7%

Net loss for the second quarter of 2009 was $4.1 million, or $0.15 per basic and diluted share, compared to net income for the three months ended September 29, 2007 of $5.5 million, or $0.20 per basic share and $0.19 per diluted share. The decline was caused by the overall decrease in net sales, the impairment charge on ARS, and the remaining factors discussed above.

Six Months Ended September 27, 2008 Compared to Four Months and Pro-Forma Six Months Ended September 29, 2007

Due to the change in our fiscal reporting periods, we have incorporated results for the unaudited four month period (17 weeks) and the pro-forma six month period (26 weeks) ended September 29, 2007 in the following year-to-date comparative discussion.

We acquired NWR on July 20, 2007, which was during our second quarter of 2008. Accordingly, our results of operations for the four months and the pro-forma six months ended September 27, 2007 include 10 weeks of activity from this business. The results of the six months ended September 27, 2008 include 26 weeks of activity from this business. In our description of the results of operations that follows, we will quantify the impact of the NWR acquisition where meaningful.

The following table presents results of operations data as a percentage of net sales:

	Six months ended Sept. 27, 2008	Four months ended Sept. 29, 2007	Pro-forma six months ended Sept. 29, 2007
Net Sales	100.0%	100.0%	100.0%
Cost of sales	59.2	54.8	55.3

Gross margin	40.8	45.2	44.7
Selling, service and administration	26.7	19.3	17.1
Research, development and engineering	16.3	14.1	12.3
Write-off of acquired in-process research and development	—	2.8	1.7

Operating (loss) income	(2.2)	9.0	13.6
Other-than-temporary impairment of auction rate investments	(9.2)	—	—
Interest and other income, net	1.7	2.9	2.8

(Loss) income before income taxes	(9.7)	11.9	16.4
(Benefit from) provision for income taxes	(3.6)	4.9	6.6

Net (loss) income	(6.0)%	7.0%	9.8%

Net Sales

Net sales by product group for the six months ended September 27, 2008, the four months ended September 29, 2007, and the pro-forma six months ended September 29, 2007 were as follows:

	Six months ended Sept. 27, 2008		Four months ended Sept. 29, 2007		Pro-forma six months ended Sept. 29, 2007
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$34,248	30.1%	$45,742	46.1%	$93,417	56.4%
Passive components (PCG)	19,994	17.6%	28,209	28.4%	38,937	23.5%
Interconnect/Micro-machining (IMG)	59,392	52.3%	25,328	25.5%	33,316	20.1%

	$113,634	100.0%	$99,279	100.0%	$165,670	100.0%

Net sales for the six months ended September 27, 2008 increased by $14.4 million or 14.5% over net sales for the four months ended September 29, 2007. A significant decrease in SG and PCG net sales was offset by a significant increase in IMG sales, including a net increase in NWR sales of $6.5 million.

Net sales were $113.6 million for the six months ended September 27, 2008, a decrease of $52.1 million or 31.4% compared to net sales of $165.7 million for the pro-forma six months ended September 29, 2007. The downward trend was driven by decreases in SG and PCG net sales, partially offset by an increase in IMG net sales, including the $6.5 million net increase in NWR sales.

SG sales for the six months ended September 27, 2008 decreased $11.5 million or 25.1% compared to the four months ended September 29, 2007. SG sales for the six months ended September 27, 2008 decreased $59.2 million or 63.3% compared to the pro-forma six months ended September 29, 2007. The reductions in SG revenues were attributable to the extended impact of weakened memory markets. For each comparison, there was a partial offset of $3.0 million due to NWR penetration in the Flat Panel Display and LED Wafer Scribing markets.

PCG sales for the six months ended September 27, 2008 were down $8.2 million or 29.1% compared to the four months ended September 29, 2007 and down $18.9 million or 48.7% compared to the pro-forma six months ended September 29, 2007. These decreases in revenues were due to excess capacity in the market created by reduced consumption of consumer electronics due to the slowing global economy.

IMG sales for the six months ended September 27, 2008 increased $34.1 million over IMG sales for the four months ended September 29, 2007 and increased $26.1 million or 78.3% compared to the pro-forma six months ended September 29, 2007. The increase was driven primarily by demand for our expanded micro-machining product line, including the delivery of a large multi-system order for our new model 5800 tool, combined with solid demand in the flex-circuit and integrated circuit packaging segments of this market. Both increases reflected $6.5 million additional sales for Laser Ablation tools and Laser Components as a result of the acquisition of NWR.

Net sales by geographic region for the six months ended September 27, 2008, the four months ended September 29, 2007, and the pro-forma six months ended September 29, 2007 were as follows:

	Six months ended Sept. 27, 2008		Four months ended Sept. 29, 2007		Pro-forma six months ended Sept. 29, 2007
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$82,922	73.0%	$79,212	79.8%	$131,819	79.6%
Americas	21,085	18.6%	13,881	14.0%	21,050	12.7%
Europe	9,627	8.4%	6,186	6.2%	12,801	7.7%

	$113,634	100.0%	$99,279	100.0%	$165,670	100.0%

Net sales to Asia for the six months ended September 27, 2008 increased $3.7 million compared to the four months ended September 29, 2007 which included a $3.1 million increase attributable to NWR. When comparing the six-months ended September 27, 2008 to the pro-forma six months ended September 29, 2007, net sales to Asia declined $48.9 million or 37.1%, again, with NWR sales of $3.1 million. This comparison reflects the overall downward trend in revenue due to declining memory markets and reduced demand for consumer electronics which impacted SG and PCG sales.

Net sales to the Americas for the six months ended September 27, 2008 remained essentially flat when compared to the pro-forma six months ended September 29, 2007. The $7.2 million increase over the four months ended September 29, 2007 was attributable to the inclusion of two additional months of sales. The consistency in sales in the region was due primarily to the acquisition of NWR offsetting lower demand, as NWR contributed an additional $5.3 million revenue to the six months ended September 27, 2008 over both comparison periods of 2007.

Net sales to Europe for the six months ended September 27, 2008 reflected an increase of $3.4 million compared to the four months ended September 29, 2007; however this increase was directly attributable to the extra two months in the period. When compared to the pro-forma six months ended September 29, 2007, net sales to Europe declined $3.2 million or 24.8%. This decrease was primarily due to a drop in SG sales from the softening of global memory markets, which was somewhat offset by NWR sales of $1.1 million in the six months ended September 27, 2008 over both comparison periods of 2007.

Gross Profit

Gross profit for the six months ended September 27, 2008, the four months ended September 29, 2007, and pro-forma six months ended September 29, 2007 was as follows:

	Six months ended Sept. 27, 2008		Four months ended Sept. 29, 2007		Pro-forma six months ended Sept. 29, 2007
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$46,363	40.8%	$44,884	45.2%	$74,044	44.7%

Gross profit was $46.3 million for the six months ended September 27, 2008, an increase of $1.5 million compared to the four month ended September 29, 2007. The net dollar increase was primarily caused by the inclusion of two additional months in the current period, partially offset by the lower gross margin percentage.

Gross profit as a percentage of net sales was 40.8% for the six months ended September 27, 2008, a decrease of 4.4% from the 45.2% gross profit percentage for the four month ended September 29, 2007. The decrease in margin was primarily due to lower production volumes and higher warranty costs. Lower production levels in the six months ended September 27, 2008 led to reduced benefits of scale and some under-absorption of overhead costs. Additionally, warranty costs were up primarily due to specific supplier-related laser failures experienced in the first quarter of fiscal 2009 as well as higher costs associated with the introduction of new products. When comparing the gross profit for the six months ended September 27, 2008 to the pro-forma six months ended September 29, 2007, these same factors contributed to the decrease of $27.7 million in gross profit (3.9% reduction in gross margin). In both comparisons, the impact of lower production and higher warranty costs was partially offset by a decrease in NWR purchase accounting expenses and an increase in gross profit attributable to NWR.

Operating Expenses

Operating expenses for the six months ended September 27, 2008, the four months ended September 29, 2007, and the pro-forma six months ended September 29, 2007 were as follows:

	Six months ended Sept. 27, 2008		Four months ended Sept. 29, 2007		Pro-forma six months ended Sept. 29, 2007
(In thousands, except percentages)	Expenses	% of Net Sales	Expenses	% of Net Sales	Expenses	% of Net Sales
Selling, Service and Administration	$30,323	26.7%	$19,125	19.3%	$28,358	17.1%
Research, Development and Engineering	18,550	16.3%	13,979	14.1%	20,354	12.3%
Write-off of Acquired In-process Research and Development	—	—	2,800	2.8%	2,800	1.7%

	$48,873	43.0%	$35,904	36.2%	$51,512	31.1%

Selling, Service and Administration Expenses

SS&A expenses for the six months ended September 27, 2008 increased $11.2 million when compared to the SS&A expenses for the four month period ended September 29, 2007, primarily due to the two month differential in reporting periods. In addition, there was an increase of $2.6 million in expenses attributable to the NWR acquisition, $1.5 million related to restructuring expenses, and $0.7 million related to share-based compensation.

The SS&A expenses for the six month period ended September 27, 2008 increased $2.0 million compared to the pro-forma six months ended September 29, 2007. This increase reflected the additional expenses of $2.6 million attributable to the NWR acquisition, $1.5 million related to restructuring expense, and $0.4 million related to share-based compensation, though these factors were partially offset by decreases resulting from restructuring and cost management activities.

Research, Development and Engineering Expenses

RD&E expenses for the six months ended September 27, 2008 were $4.6 million higher than the four months ended September 29, 2007. This increase was primarily due to the two month differential in reporting periods. In addition, there was an increase of $1.0 million additional expenses from the acquisition of NWR, $0.3 million increase in share-based compensation expenses, and $0.4 million related to restructuring expenses.

RD&E expenses for the six months ended September 27, 2008 decreased $1.8 million from the pro-forma six months ended September 29, 2007. This decrease was primarily due to our efforts to reduce costs through restructuring and cost management plans, partially offset by the increase of $0.4 million related to restructuring expense and $0.2 million for the share-based compensation expenses.

Write-off of In-process Research and Development

During the second quarter of 2008, NWR had in-process research and development valued at $2.8 million and the immediate write-off of this amount was included in operating expenses for the three-month period ended September 29, 2007. See Note 4 “Acquisition of New Wave Research, Incorporated” of the Notes to the Condensed Consolidated Financial Statements for additional information.

Non-operating Income and Expense

Other-than-temporary impairment of auction rate investments

Other-than-temporary impairments of auction rate investments for the six months ended September 27, 2008, the four months ended September 29, 2007, and the pro-forma six months ended September 29, 2007 were as follows:

	Six months ended Sept. 27, 2008		Four months ended Sept. 29, 2007		Pro-forma six months ended Sept. 29, 2007
(In thousands, except percentages)	Other-than -temporary impairment	% of Net Sales	Other-than -temporary impairment	% of Net Sales	Other-than -temporary impairment	% of Net Sales
Other-than-temporary impairment of auction rate investments	$10,475	9.2%	$—	—	$—	—

For the six months ended September 27, 2008, we recorded other-than-temporary impairment charges of $10.5 million in the results of operations related to our ARS. Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when these securities will become liquid.

Interest and Other Income, net

Interest and Other Income, net, for the six months ended September 27, 2008, the four months ended September 29, 2007, and the pro-forma six months ended September 29, 2007 were as follows:

	Six months ended Sept. 27, 2008		Four months ended Sept. 29, 2007		Pro-forma six months ended Sept. 29, 2007
(In thousands, except percentages)	Interest and Other Income, net	% of Net Sales	Interest and Other Income, net	% of Net Sales	Interest and Other Income, net	% of Net Sales
Interest and Other Income, net	$1,977	1.7%	$2,876	2.9%	$4,699	2.8%

For the six months ended September 27, 2008, interest and other income, net, was $2.0 million, compared to $2.9 million for the four months ended September 29, 2007. This $0.9 million decrease was primarily due to a $1.0 million decline in interest income that was the result of a market-driven average yield decrease of approximate 2.1% as well as a $34.3 million decrease in average invested assets.

For the six months ended September 27, 2008, interest and other income, net, was $2.0 million, compared to $4.7 million for the pro-forma six months ended September 29, 2007. This decrease was primarily due to a $3.0 million decrease in interest income, which was caused by a market-driven average yield decline of approximately 2.4% as well as a $38.3 million decrease in average invested assets.

Income Taxes

The total income tax benefit for the six months ended September 27, 2008 was $4.1 million on pretax net loss of $11.0 million, an effective rate of 37.6%. Comparatively, the total income tax provision for the pro-forma six months ended September 29, 2007 was $11.0 million on pretax net income of $27.2 million, for an effective tax rate of 40.3%, and the total income tax provision for the four months ended September 29, 2007 was $4.9 million on $11.9 million pretax net income, an effective tax rate of 41.4%. The effective tax rate declined reflecting the implementation of our tax planning strategy associated with increased offshore manufacturing.

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

Net (Loss) Income

Net (Loss) Income for the six months ended September 27, 2008 and the four months ended September 29, 2007, and the pro-forma six months ended September 29, 2007 was as follows:

	Six months ended Sept. 27, 2008		Four months ended Sept. 29, 2007		Pro-forma six months ended Sept. 29, 2007
(In thousands, except percentages)	Net (Loss) Income	% of Net Sales	Net (Loss) Income	% of Net Sales	Net (Loss) Income	% of Net Sales
Net (Loss) Income	$(6,867)	(6.0)%	$6,948	7.0%	$16,247	9.8%

Net loss for the six months ended September 27, 2008, was $6.9 million or $0.25 per basic and diluted share. This compares to net income for the four months ended September 29, 2007 of $6.9 million, or $0.25 per basic share and $0.24 per diluted share and net income for the pro-forma six months ended September 29, 2007 of $16.2 million, or $0.57 per basic and $0.56 per diluted share. The decreases in net income of $13.8 million and $23.1 million for the four months and the pro-forma six months ended September 29, 2007, respectively, were driven by the factors and events noted in the preceding portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Liquidity

At September 27, 2008, our principal sources of liquidity consisted of cash, cash equivalents and current marketable investments of $152.1 million and accounts receivable of $49.2 million. At September 27, 2008, we had a current ratio of 7.3 and no long-term debt. Working capital of $274.2 million remained fairly consistent with the March 29, 2008 balance of $274.7 million.

On October 16, 2008, the Company announced that it had entered into a definitive agreement with Zygo Corporation (Zygo) to acquire Zygo. Though this acquisition will be an all stock transaction, the Company does expect to incur fees and other costs related to the transaction.

On May 15, 2008, the Board of Directors authorized a share repurchase program for $20 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. On October 16, 2008, this authorized total was increased to $100 million contingent upon the close of the acquisition of Zygo Corporation. Repurchases under the program are to be made at management's discretion in the open market in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. Securities laws restrict our ability to repurchase our stock while the acquisition of Zygo is pending. There is no fixed completion date for the repurchase program.

During the three months ended September 27, 2008, the Company repurchased 94,211 shares for $1.4 million under this share repurchase program at an average price per share of $14.68, calculated inclusive of commissions and fees. During the six months ended September 27, 2008, the Company repurchased 307,865 shares for $4.7 million under the share repurchase program at an average price per share of $15.34, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the condensed consolidated statements of cash flow.

As of September 27, 2008, we held a total of $19.6 million invested in auction rate securities at par value. The contractual maturities of these securities range up to calendar year 2050 and several securities do not have stated maturities. At the time of purchase in 2007 these securities were rated AAA and AA. The Company’s ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers, who guarantee the timely payment of principal and interest on these insured securities. Over the past fifteen months, our ARS have experienced failed auctions and most of the bond insurers have experienced credit rating downgrades. While we continue to receive interest income on these investments at the maximum contractual rate, the estimated market value of these securities no longer approximates par value.

Consequently, in the first quarter of 2009, it was determined that the decline in fair value of these securities represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost bases of these securities were written down to their estimated fair values with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the fiscal quarter ended June 28, 2008. As a result of further credit deterioration and rating downgrades, an additional charge of $5.4 million for an other-than-temporary impairment in fair value was recorded during the second quarter of 2009. The $9.1 million estimated fair value of these securities remains classified as a non-current investment on the condensed consolidated balance sheets at September 27, 2008, consistent with the classification at June 28, 2008 and March 29, 2008. The Company continues to receive all interest payments when due.

The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its ARS. It is not possible to ascertain when or whether market conditions will change resulting in the recovery of fair value on these securities. It is also possible that a secondary market for ARS may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such scenarios, or if other events arise that impact the fair value of the securities, we may have to recognize further other-than temporary impairment charges, which would adversely impact our financial position and results of operations.

Sources and Uses of Cash for the Three Months Ended September 27, 2008

Net cash flows provided by operating activities totaled $14.2 million for the three months ended September 27, 2008. Significant impacts to cash flows for the period were the net loss of $4.1 million adjusted for non-cash items totaling $3.9 million and net changes in working capital. Net decreases in trade receivables due to reduced sales volumes and collections of existing receivables provided operating cash of $9.1 million. Net decreases in inventories driven by sales of existing finished goods and lower production volumes provided $2.2 million of operating cash. Increases in accounts payable and accrued liabilities and decreases in various current assets provided cash of $3.6 million and $1.1 million respectively, while operating cash was consumed by net decreases in deferred revenue of $1.6 million.

For the three months ended September 27, 2008, net cash of $0.2 million used in investing activities consisted primarily of $1.1 million used in the purchases of property and equipment partially offset by net decreases in other assets.

For the three months ended September 27, 2008, net cash used in financing activities of $0.7 million was comprised of $1.4 million used for the repurchase of our common stock partially offset by $0.7 million in proceeds received from employee stock plans.

Sources and Uses of Cash for the Six Months Ended September 27, 2008

Net cash flows provided by operating activities for the six month period ended September 27, 2008 totaled $15.9 million. Significant impacts to cash flows for the period were the year-to-date net loss of $6.9 million adjusted for non-cash items totaling $13.4 million and net changes in working capital. Net decreases in trade receivables provided operating cash of $9.3 million. Net decreases in inventories provided $8.6 million of operating cash. Operating cash was consumed by net decreases in deferred revenue of $1.4 million and net decreases in accounts payable and accrued liabilities of $8.1 million.

For the six months ended September 27, 2008, net cash of $4.7 million used in investing activities consisted primarily of $2.6 million used in the purchases of property and equipment and $2.5 million net cash used to settle investment transactions.

For the six months ended September 27, 2008, net cash used in financing activities of $2.9 million was comprised of $4.7 million used for the repurchase of our common stock partially offset by $1.9 million in proceeds received from employee stock plans.

We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations, share repurchase program, merger-related transaction costs and contractual obligations for at least the next twelve months.

Contractual Obligations

There have been no significant changes in our contractual commitments and obligations subsequent to those reported on Form 10-K filed for the fiscal year ended March 29, 2008.

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

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). This Staff Position offers clarifying guidance related to the application of SFAS No. 157, issued in September 2006, when the market for the financial asset is not active. This guidance includes clarification related to (1) how management should consider its internal cash flow and discount rate assumptions when measuring fair value when relevant observable data do not exist; (2) how observable market information in a market that is not active should be considered when measuring fair value; and (3) how to use market quotes when assessing the relevance of observable and unobservable data available to measure fair value.

SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and FSP FAS 157-3 is effective upon issuance. In February 2008, the FASB issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only, effective with 2009. We also adopted the provisions of FAS 157-3 in the second quarter of 2009 for the fair value measurements disclosure requirement. See Note 6 “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements for additional information on the adoption.

The Level 3 assets, as defined in SFAS 157, consisted solely of auction rate securities (ARS). As there has been no trading of the ARS which the Company holds, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, and ratings of, and financial claims on the bond insurers and issuers and (vi) the underlying trust assets of the securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our 2008 Transition Report on Form 10-K for our fiscal year ended on March 29, 2008. The information regarding liquidity of auction rate securities under the heading “Financial Condition and Liquidity” in Item 2 of Part I of this report is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2005, All Ring filed a cancellation action against our 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring us to cancel two of the claims in the 207469 patent. No other claims of the patent have been rejected. We filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. On August 12, 2008, the IPO decided the action in our favor and dismissed the cancellation action. All Ring appealed the IPO’s cancellation decision to the Board of Appeal of the Ministry of Economic Affairs on September 12, 2008.

On March 4, 2008, pursuant to All Ring’s motion, the Court issued a suspension order, staying the formal infringement action until after a final decision is rendered in the cancellation action. The High Court revoked the Court’s suspension decision on May 2, 2008. On May 12, 2008, All Ring appealed the High Court’s ruling. The Supreme Court denied All Ring’s appeal on August 12, 2008. On September 3, 2008, the presiding judge of the Court asked for re-assignment of the formal action to a new judge. The formal action is expected to resume in the near future.

Pursuant to the Court’s Provisional Attachment Order and Preliminary Injunction Order, in October 2005, we were required to post a Taiwan dollar security bond with the Court. An additional Taiwan dollar bond of approximately US$2.1 million was posted in June 2007 related to the second PAO. The total security bonds were valued at approximately US$9.2 million at September 27, 2008 and this amount was included in other assets on the condensed consolidated balance sheet at September 27, 2008.

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

The industries that comprise our primary markets are volatile and unpredictable and we are experiencing weakness in most of our markets and may experience weakness in the future.

Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers and other electronic products. The markets for electronic devices have experienced sharp downturns and continue to experience declines. In 2008, we began to see the impact of weakness in the memory market and lower capital spending, particularly in the fourth quarter. This weakening trend has continued, with orders in all our product groups declining in the second quarter of 2009. There could be further declines in these markets and others. During such downturns, semiconductor and micro-electronics manufacturers, including our customers, can be expected to delay or cancel capital expenditures, which may have a negative impact on our financial results. During a downturn, we are not able to project when or if demand for our products will increase or that demand will not decrease further. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During this and any downturn, it is difficult for us to maintain our sales levels. As a consequence, to maintain profitability we need to reduce our operating expenses. Our ability to quickly reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and our subsequent ability to implement those actions and realize expected cost savings. Additionally, we may be unable to defer capital expenditures and we need to continue to invest in certain areas such as research and development. This and any economic downturn may also cause us to incur charges related to impairment of assets, inventory write-offs, and reductions in force, and we may experience delays in payments from our customers, which would have a negative effect on our financial results.

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

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. For example, demand for consumer electronics has fallen as a result of the financial crisis, reducing capital spending by our customers and thereby adversely affecting demand for our products. In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, the credit crisis could adversely impact demand if customers are not able to obtain financing for capital expenditures or are forced to discontinue operations, which could have a negative effect on our revenues.

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

We depend on a few significant customers for a large portion of our revenue. For example, our top ten customers for 2008 accounted for approximately 59% of total net sales in 2008, with two customers accounting for a cumulative 23% of total net sales in 2008. None of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time. Further, reduced revenue resulting from cyclicality or market downturns may result in a few customers accounting for a higher percentage of our revenue. For example, in the second quarter of fiscal 2009, one customer accounted for approximately one-third of our revenue primarily as a result of reduced overall revenue in the quarter. As a result, any delay, reduction or cessation in purchases by such customers during a period of reduced sales could have a significant negative impact on our financial results. In addition, the semiconductor industry, and particularly the memory market, is very cyclical, which could result in consolidation among customers, changes in various partnership and technology arrangements among customers or departures of customers from the industry. These changes could negatively affect demand for our products or negatively impact the value of our technology strategies.

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

We use a wide range of materials from numerous suppliers in the production of our products, including custom electronic and mechanical components. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, some key parts are available only from a single supplier or a limited group of suppliers in the short term. Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including changes in business relationships, competitive factors, financial difficulties, work stoppages, fire, earthquake, flooding or other natural disasters. Such disruption could interrupt our manufacturing. Our business may be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

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

We also have an arrangement with a contract manufacturer in Singapore to complete the manufacture of certain of our products. Any significant interruption in this contract manufacturer’s ability to provide manufacturing services to us as a result of contractual disputes with us or another party, labor disruptions, financial difficulties, natural disasters, delay or interruption in the receipt of inventory or other causes could result in reduced manufacturing capabilities or delayed deliveries for certain of our products, any or all of which could materially and adversely affect our results of operations.

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

We may be subject to a variety of risks and uncertainties as a result of the proposed transaction with Zygo Corporation.

In October 2008, we entered into an agreement to acquire Zygo Corporation. This proposed acquisition involves numerous risks, many of which are unpredictable and beyond our control, including:

•	Difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of the merged businesses;

•	Implementation of the Company’s ERP system into the acquired company’s operations;

•	Diversion of management’s attention from other operational matters;

•	The potential loss of key employees of the acquired company;

•	Lack of synergy or inability to realize expected synergies resulting from the proposed acquisition;

•	Acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	Difficulties establishing satisfactory internal controls at the acquired company;

•	The risk that the requisite shareholders and regulatory approvals may not be obtained;

•	The risk that the transaction does not close;

•	Risks and uncertainties relating to the performance of the combined company following the proposed transaction; and

•	Incurring unanticipated liabilities for which we will not be indemnified.`

Our inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations and could cause us not to realize the anticipated benefits of the proposed acquisition on a timely basis or at all. Because we are issuing common stock to pay for the proposed acquisition, the ownership percentage of our existing shareholders will be reduced and the value of the shares held by our existing shareholders could be diluted. In addition, the accounting for the proposed acquisition could result in significant charges resulting from amortization of intangible assets we acquire.

In the future, we may make other acquisitions of or significant investments in other businesses with complementary products, services, or technologies, which transactions will be subject to risks similar to those related to the proposed Zygo transaction. We may also make additional strategic investments in development stage companies and such investments are subject to a high degree of risk, and therefore it is possible that we could lose our entire investment.

We are exposed to the risks of operating a global business, including risks associated with exchange rate fluctuations, legal and regulatory changes and the impact of regional and global economic disruptions.

International shipments accounted for 82% of net sales in 2008, with 74% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have an arrangement with a contract manufacturer in Singapore to complete the manufacture of certain of our products. Our non-U.S. sales, purchases and operations, including contract manufacturing, are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

Our business and operating results are subject to uncertainties arising out of the possibility of regional or global economic disruptions (including those resulting from the global financial crisis, natural disasters, or outbreaks of infectious disease), the economic consequences of military action or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties, we are subject to:

•

The risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities;

•	The risk of more frequent instances of shipping delays;

•	The risk that demand for our products may not increase or may decrease; and

•	The risk that our customers or suppliers may experience financial difficulties or cease operations.

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

No market currently exists for the auction rate securities (ARS) we hold and as a result we may not be able to liquidate them at the current valuation, if at all. As a result, we have written down the cost basis of these securities to their estimated fair value with other-than-temporary impairment charges to earnings and we may have to do so again in the future under certain scenarios.

We currently hold ARS with an aggregate par value of $19.6 million that had an estimated fair value of $9.1 million at September 27, 2008. At the time of purchase in 2007 these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050 and several securities do not have stated maturities. The Company’s ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par.

As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of fiscal 2008 the Company’s ARS began to experience failed auctions. Since that time none of the Company’s securities have traded through the auction process and no other market transactions for these securities have been observed. Further deterioration in the general markets and global economy resulted in credit rating downgrades of the nation’s two largest bond insurers and the effective elimination of the active market for auction rate securities. The Company holds ARS issued or insured by these two bond insurers.

At the end of the first quarter of fiscal 2009, it was determined that the decline in fair value of these ARS represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the first quarter with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the three months ended June 28, 2008.

Near the end of the second quarter of fiscal 2009, Lehman Brothers, the broker who had been providing investment management, custodial and valuation services for these securities, declared bankruptcy and ceased providing valuation services for the Company. Consequently, the Company procured an independent, third-party valuation of these securities as of the end of the second quarter. As a result of the continued deterioration in the credit markets along with further credit downgrades experienced by insurers of the Company’s ARS, the valuations of these securities have declined from the values estimated as of the end of the previous quarter. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the second quarter with an other-than-temporary impairment charge of $5.4 million recorded in the results of operations for the three months ended September 27, 2008.

The $9.1 million estimated fair value of these securities remains classified as a non-current investment on the condensed consolidated balance sheets at September 27, 2008, consistent with the classification at June 28, 2008 and March 29, 2008. Due to the unsuccessful auctions and downgrades of the insurers, interest rates on the ARS have been reset at higher rates with predetermined premiums as defined in the security offerings. We have the intent and ability to hold these securities for an extended period of time and we continue to receive interest income when due. Given the continued challenges in the financial markets and the prolonged credit crisis, the Company cannot reasonably predict when these securities will become liquid.

It is not possible to ascertain when or whether market conditions will change resulting in the recovery of fair value on these auction rate securities. It is also possible that a secondary market for auction rate securities may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such a scenario, or if other events arise that impact the fair value of the securities, we may have to recognize further other-than temporary impairment charges, which would adversely impact our financial position and results of operations.

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

During 2007, we reported a material weakness in our internal control over financial reporting, which we have since remediated. However, the identification of one or more additional material weaknesses in the future could result in material misstatements in our financial reports and could lead us or our auditors to conclude that we do not have effective controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act. This may negatively impact the market’s view of our control environment and, potentially, our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2008, the Board of Directors authorized a share repurchase program for $20.0 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There is no fixed completion date for the repurchase program. During the second quarter ended September 27, 2008, the Company repurchased 94,211 shares at an average price of $14.68, calculated inclusive of commissions and fees. The required shares were immediately retired and became authorized and unissued shares, as required under Oregon corporate law.

The following table sets forth information about the share repurchase transactions in accordance with SEC Regulation S-K, Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jun. 29, 2008 to Aug. 2, 2008	—	—	213,654	$16,663,567
Aug. 3, 2008 to Aug. 30, 2008	—	—	—	$16,663,567
Aug. 31, 2008 to Sept. 27, 2008	94,211	$14.68	307,865	$15,280,090

Total	94,211	$14.68

(a)	During the second quarter of 2009, we repurchased 94,211 shares for $1.4 million under this share repurchase program at an average price per share of $14.68, which was calculated inclusive of commissions and fees. As of September 27, 2008, a total of 307,865 shares have been repurchased at average price of $15.34 per share, which was calculated inclusive of commissions and fees, totaling $4.7 million under this authorization.

Subsequent to the end of the second quarter of 2009, the Board of Directors approved an increase to the existing share repurchase program to $100 million, contingent upon the close of the acquisition of Zygo Corporation. See Note 19 “Subsequent Events” for additional information on the acquisition of Zygo Corporation.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of the Company was held pursuant to notice at 2:00 p.m. Pacific time on August 5, 2008 at the Company’s offices in Portland, Oregon to consider and vote upon:

Proposal 1	To elect four directors to a term of three years.

Proposal 2	To ratify the appointment of KPMG LLP as ESI’s independent registered public accounting firm for the fiscal year ending March 28, 2009.

The results of the voting on these proposals were as follows:

Proposal 1

Election of Directors	For	Withheld
Barry L. Harmon	14,720,883	10,303,992
Gerald F. Taylor	23,993,129	1,031,746
W. Arthur Porter	24,603,927	420,948
Edward C. Grady	23,421,486	1,603,389

	For	Against	Withheld
Proposal 2	24,066,688	857,747	100,440

Item 6.	Exhibits

This list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

4.2	First Amendment to Amended and Restated Rights Agreement, dated as of August 26, 2002, between the Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed on August 27, 2002.

4.3	Second Amendment to Amended and Restated Rights Agreement, dated as of August 20, 2008, between the Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed on August 25, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2008	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham Vice President of Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)