Form 10-Q
period 2008-12-27
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2009-02-04
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

The number of shares outstanding of the Registrant’s Common Stock at January 30, 2009 was 27,090,487 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets (Unaudited) - at December 27, 2008 and March 29, 2008	1

	Condensed Consolidated Statements of Operations (Unaudited) - for the three months ended December 27, 2008 and December 29, 2007, the nine months ended December 27, 2008, and the seven months ended December 29, 2007	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the three months ended December 27, 2008 and December 29, 2007, the nine months ended December 27, 2008, and the seven months ended December 29, 2007	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4.	Controls and Procedures.	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	41

Item 6.	Exhibits.	42

SIGNATURES		44

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Dec. 27, 2008	Mar. 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$138,791	$141,059
Investments	19,846	2,011

Total cash and investments	158,637	143,070
Trade receivables, net of allowances of $1,622 and $1,025	23,838	60,272
Inventories	90,143	101,501
Shipped systems pending acceptance	1,976	2,583
Deferred income taxes, net	20,050	14,906
Other current assets	15,593	7,822

Total current assets	310,237	330,154
Non-current investments	7,103	17,835
Property, plant and equipment, net of accumulated depreciation of $72,248 and $68,252	44,249	47,962
Deferred income taxes, net	4,744	1,026
Goodwill	—	12,267
Acquired intangible assets, net of accumulated amortization of $3,872 and $2,050	8,439	10,261
Other assets	27,207	36,107

Total assets	$401,979	$455,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,854	$17,604
Accrued liabilities	17,919	25,300
Deferred revenue	11,878	12,583

Total current liabilities	35,651	55,487
Non-current liabilities:
Income taxes payable	8,986	7,885
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 27,087 and 27,112 issued and outstanding	132,348	131,417
Retained earnings	226,010	262,135
Accumulated other comprehensive loss	(1,016)	(1,312)

Total shareholders’ equity	357,342	392,240

Total liabilities and shareholders’ equity	$401,979	$455,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007
(In thousands, except per share amounts)	Dec. 27, 2008	Dec. 29, 2007
Net sales	$25,618	$77,286	$139,252	$176,565
Cost of sales	18,200	41,602	85,471	95,997

Gross profit	7,418	35,684	53,781	80,568
Operating expenses:
Selling, service and administration	12,224	15,978	42,547	35,103
Research, development and engineering	7,889	11,508	26,439	25,487
Write-off of acquired in-process research and development	—	—	—	2,800
Goodwill impairment charge	17,396	—	17,396	—

Total operating expenses	37,509	27,486	86,382	63,390

Operating (loss) income	(30,091)	8,198	(32,601)	17,178
Other-than-temporary impairment of auction rate investments	(2,022)	—	(12,497)	—
Interest and other income, net	1,021	1,856	2,998	4,732

(Loss) income before income taxes	(31,092)	10,054	(42,100)	21,910
(Benefit from) provision for income taxes	(1,834)	3,392	(5,975)	8,300

Net (loss) income	$(29,258)	$6,662	$(36,125)	$13,610

Earnings per share:
Net (loss) income per share – basic	$(1.08)	$0.24	$(1.33)	$0.48

Net (loss) income per share – diluted	$(1.08)	$0.24	$(1.33)	$0.48

Weighted average number of shares – basic	27,040	27,817	27,061	28,073

Weighted average number of shares – diluted	27,040	28,238	27,061	28,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended		Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007
(In thousands)	Dec. 27, 2008	Dec. 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(29,258)	$6,662	$(36,125)	$13,610
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	2,502	2,591	7,636	5,625
Amortization of intangible assets	511	743	1,819	1,310
Write-off of in-process research and development	—	—	—	2,800
Share-based compensation expense	806	1,138	3,385	2,377
Provision for doubtful accounts	425	—	491	—
Loss on disposal of property and equipment	—	32	92	35
Other-than-temporary impairment of auction rate investments	2,022	—	12,497	—
Deferred income taxes	(1,093)	19	(7,330)	(54)
Goodwill impairment charge	17,396	—	17,396	—
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables, net	24,999	(3,745)	34,285	1,346
Decrease (increase) in inventories	698	(189)	9,268	(4,797)
(Increase) decrease in shipped systems pending acceptance	(591)	(3,654)	607	(8,551)
(Increase) decrease in other current assets	(1,551)	299	(1,802)	857
Decrease in accounts payable and accrued liabilities	(8,666)	(3,368)	(16,782)	(8,030)
Increase (decrease) in deferred revenue	659	5,386	(705)	10,858

Net cash provided by operating activities	8,859	5,914	24,732	17,386
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(418)	(1,378)	(2,975)	(3,851)
Zygo acquisition transaction costs	(1,440)	—	(1,440)	—
Proceeds from sales of property and equipment	—	1	4	1
Purchases of securities	(221,046)	(143,268)	(805,141)	(310,750)
Proceeds from sales and maturities of securities	206,391	190,370	788,035	409,580
Cash paid for acquisition of NWR, net	—	—	—	(36,159)
Minority equity investment	—	—	(876)	—
(Increase) decrease in other assets	(217)	(101)	942	(1,178)

Net cash (used in) provided by investing activities	(16,730)	45,624	(21,451)	57,643
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock plans	496	1,336	2,367	3,520
Excess tax benefit of share-based compensation	—	28	—	710
Share repurchases	—	(2,674)	(4,724)	(27,540)

Net cash provided by (used in) financing activities	496	(1,310)	(2,357)	(23,310)
Effect of exchange rate changes on cash	(877)	(26)	(3,192)	816

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,252)	50,202	(2,268)	52,535
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	147,043	102,795	141,059	100,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,791	$152,997	$138,791	$152,997

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$(1)	$—	$(1)
Income tax refunds received	477	115	1,028	133
Cash paid for income taxes	(1,337)	(3,767)	(2,782)	(7,940)

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

With the exception of the adoption of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) in the first quarter of 2009, and FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) issued on October 10, 2008, there have been no significant changes to the Company’s significant accounting policies from those presented in Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Transition Report on Form 10-K filed for the fiscal year ended March 29, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowances for doubtful accounts; share-based compensation; income taxes, including the valuation of deferred tax assets; valuation of cost method equity investments; long-lived asset valuations; valuation of auction rate securities and goodwill and intangible assets valuation.

Certain reclassifications have been made in the accompanying consolidated condensed financial statements for prior periods to conform to the current presentation.

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, the Company’s fiscal year 2008 consisted of approximately a ten month period containing 43 weeks ending on March 29, 2008. The current fiscal year financial statements are presented for the three months ended December 27, 2008, which represents the third quarter of 2009.

Because of the change in reporting periods, year to date information for the period ended December 29, 2007 consists of the seven months beginning June 3, 2007 and ending December 29, 2007. In addition, as discussed in Note 3 “Comparative Statements of Operations for the Nine Months ended December 29, 2007 (Unaudited)”, for comparative purposes, the Company provided pro forma results for the nine months ended December 29, 2007. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 27, 2008 that are of significance, or potential significance, to the Company.

3. Comparative Statements of Operations for the Nine Months ended December 27, 2008 (Unaudited)

As discussed in Note 1 “Basis of Presentation” above, on July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year consisting of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, the fiscal 2008 reporting period consisted of a 43-week period ending on March 29, 2008 (approximately ten months).

To create a pro forma nine-month statement of operations as of December 29, 2007 for comparative purposes, the Company used year to date results as reported in the Form 10-Q for the seven months ended December 29, 2007, and then calculated the estimated unaudited results for the two months ended June 2, 2007. To calculate the estimated April and May 2007 results, management estimated certain items that were normally recorded on a quarterly basis, including standard cost variances, overhead allocations, certain operating expenses and the income tax provision. Certain standard cost variances and overhead allocations were estimated on a pro rata revenue basis for the quarter. Certain operating expenses were estimated on a pro rata or normalized basis, as appropriate. The Company added the resulting estimated two month results ending June 2, 2007 to the previously provided seven month results ending December 29, 2007 to arrive at pro forma operating results for the nine months ended December 29, 2007, which are as follows:

(In thousands, except per share data)	Pro forma nine months ended Dec. 29, 2007 (unaudited)
Net sales	$242,956
Cost of sales	133,228

Gross profit	109,728
Selling, service and administration	44,336
Research, development and engineering	31,862
Write-off of acquired in-process research and development	2,800

Operating income	30,730
Interest and other income, net	6,555

Income before income taxes	37,285
Provision for income taxes	14,376

Net income	$22,909

Net income per share – basic	$0.81

Net income per share – diluted	$0.80

Weighted average number of shares – basic	28,301

Weighted average number of shares – diluted	28,733

4. Acquisition of New Wave Research, Incorporated

On July 20, 2007, the Company acquired New Wave Research, Incorporated (NWR), a privately held company headquartered in Fremont, California. The Company acquired 100% of NWR’s outstanding common stock for approximately $36.2 million, comprised of $34.9 million in cash and merger-related transaction costs of $1.3 million.

The following table presents the details of the intangible assets purchased in the NWR acquisition as of July 20, 2007 and accumulated amortization to date at December 27, 2008:

(In thousands, except years)	Useful Life (in years)	Estimated Fair Value at Acquisition Date	Accumulated Amortization	Recorded Value at Dec. 27, 2008
Developed technology	7	$8,100	$(1,669)	$6,431
Customer relationships	6	2,700	(1,055)	1,645
Customer backlog	1	700	(700)	—
Trade name and trademarks	3	400	(192)	208
Change of control agreements	1	100	(100)	—
Fair value of below-market lease
(non-current portion)	3.8	311	(156)	155

Subtotal – long term		12,311	(3,872)	8,439
Fair value of below-market lease (current portion)		110	—	110

Total acquired intangible assets		$12,421	$(3,872)	$8,549

Amortization expense for intangible assets purchased in the NWR acquisition has been recorded in the Condensed Consolidated Statement of Operations as follows:

	Three months ended		Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007
	Dec. 27, 2008	Dec. 29, 2007
Cost of sales	$289	$289	$867	$511
Selling, service and administration	222	454	952	799

Total	$511	$743	$1,819	$1,310

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

During the third quarter of 2009, the Company recorded a $4.7 million addition to its goodwill balance related to NWR for the estimated amount of final disbursement from the acquisition escrow deposit balance previously recorded as a non-current asset. As described further in Note 10 “Goodwill”, the Company recorded an impairment charge on its total goodwill balance, primarily consisting of the goodwill recorded for the NWR acquisition, including the amount of the increase related to the escrow deposit.

5. Proposed Acquisition of Zygo Corporation

On October 16, 2008, the Company announced that it entered into a definitive agreement with Zygo Corporation (Zygo) under which the Company will acquire Zygo in an all stock transaction. Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets.

Under the terms of the merger agreement, Zygo shareholders will receive 1.0233 shares of ESI stock for each share of Zygo stock, in a transaction that is intended to be tax free. Based on the October 15, 2008 closing price of ESI stock, this represents a value of $10.30 per share of Zygo common stock. Upon closing, ESI would issue approximately 18.1 million shares on a diluted basis to complete the transaction, resulting in approximately 40% Zygo shareholder ownership of the combined company.

In connection with the merger agreement, the Company filed a registration statement on Form S-4 on December 8, 2008.

During the three months ended December 27, 2008, a total of $1.4 million of expenses were incurred in connection with the proposed acquisition and have been included in the “Other current assets” balance in the Condensed Consolidated Balance Sheet.

On January 20, 2009, Zygo announced that its Board of Directors had withdrawn its recommendation in favor of the merger agreement. ESI believes it continues to have options under the merger agreement, which will remain in effect unless terminated in accordance with its terms. Should the transaction be terminated, the $1.4 million of acquisition costs will be written-off as operating expenses in the period the termination occurs. These costs would also be written-off if the transaction were to close once the Company has adopted SFAS No. 141(Revised 2007), “Business Combinations” (SFAS 141R), which will be effective beginning with our first fiscal quarter of 2010. The acquisition remains subject to approval by both companies’ stockholders, as well as the satisfaction of customary closing conditions.

6. Share-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) in 2007 using the modified prospective approach as described in the statement and has not restated prior year results. SFAS 123R requires that the fair value for share-based compensation be recognized as an expense over the service period that the awards are expected to vest.

Share-based compensation expense recorded in Condensed Consolidated Statement of Operations is as follows:

	Three months ended		Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007
(In thousands)	Dec. 27, 2008	Dec. 29, 2007
Cost of sales	$170	$169	$599	$326
Selling, service and administration	618	685	2,168	1,511
Research, development and engineering	18	284	618	540

Total share-based compensation expense	$806	$1,138	$3,385	$2,377

The total amount of cash received from the exercise of stock options and ESPP purchases for the three and nine months ending December 27, 2008 was $0.5 million and $2.4 million, respectively. The tax differential arising from the exercises was accounted for in accordance with SFAS 123R, and for the nine month period ending December 27, 2008, resulted in a reduction of $0.1 million to additional paid in capital. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

During the three months ended December 27, 2008, there were no significant activities related to share-based payment awards. An adjustment to the estimated forfeiture rate of share-based awards made during the third quarter of 2009 resulted in a decline in share-based compensation expense compared to the three months ended December 29, 2007, primarily affecting research, development and engineering expense. As of December 27, 2008, no share-based compensation expenses were capitalized. As of December 27, 2008, the Company had $13.9 million of total unamortized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.37 years.

See Note 5 “Share-Based Compensation” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of the Company’s Transition Report on Form 10-K for the year ended March 29, 2008 for more detailed information about share-based compensation plans.

7. Fair Value Measurements

Effective March 30, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157). The Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. In addition, on October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) which is effective upon issuance, including prior periods for which financial statements have not been issued. This standard provides guidance when valuing securities in markets that are not active.

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

As of December 27, 2008, the Company held a total of $15.6 million invested in auction rate securities at par value, while an additional $4.0 million of par value ARS was converted by the bond insurer to its preferred stock during the third quarter of 2009. At the time of purchase in 2007 these ARS were rated AAA and AA. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of 2008 the Company’s ARS began to experience failed auctions. Since that time none of the Company’s securities have traded through the auction process and no other market transactions for these securities have been observed. During the second quarter of 2009, further deterioration in the general markets and global economy resulted in credit rating downgrades of the nation’s largest bond insurers and the effective elimination of the active market for these securities, and during the third quarter of 2009, these bond insurers’ credit ratings were again downgraded. The Company’s ARS and preferred stock holdings are issued or insured by these bond insurers. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities.

At the end of the first quarter of 2009, it was determined that the decline in fair value of its ARS represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the first quarter with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the three months ended June 28, 2008.

Near the end of the second quarter of 2009, Lehman Brothers, the broker who had been providing investment management, custodial and valuation services for these securities, declared bankruptcy and ceased providing valuation services for the Company. Consequently, the Company procured independent third-party valuations of these securities as of the end of the second and third quarters of 2009. As a result of the continued deterioration in the credit markets along with further credit downgrades experienced by insurers of the Company’s ARS, the valuations of these securities declined from the values estimated as of the end of the first quarter of 2009. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the second quarter with an other-than-temporary impairment charge of $5.4 million recorded in the results of operations for the three months ended September 27, 2008.

During the third quarter of 2009, a bond insurer converted $4.0 million of par value ARS to its preferred stock. Due to continued deterioration and volatility of the credit markets during this quarter, as well as additional reductions in the ARS insurer’s credit ratings, the Company’s ARS and preferred stock holdings were written down to their estimated fair values at the end of the third quarter with an additional other-than-temporary impairment charge of $2.0 million recorded in the results of operations for the three months ended December 27, 2008.

The $7.1 million total estimated fair value of the ARS and preferred stock remains classified as a non-current investment in the Condensed Consolidated Balance Sheets at December 27, 2008, consistent with the classification at March 29, 2008 and each interim reporting date thereafter. Due to the unsuccessful auctions and downgrades of the insurers, interest rates on remaining ARS have been reset at higher rates with predetermined premiums as defined in the security offerings. The Company currently continues to receive all interest payments when due and expects to receive dividend payments on its preferred stock. Given the continued challenges in the financial markets and the prolonged credit crisis, the Company cannot reasonably predict when these securities will become liquid.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 27, 2008:

(In thousands)	Level 1	Level 2	Level 3	Total
Money market securities	$55,712	$—	$—	$55,712
Commercial paper	—	62,861	—	62,861
Corporate notes and bonds	—	2,039	—	2,039
U.S. Government agencies	—	19,999	—	19,999
Forward purchase or (sale) contracts:
Japanese Yen	—	3,849	—	3,849
Taiwan Dollar	—	4,300	—	4,300
Korean Won	—	(1,198)	—	(1,198)
Euro	—	(291)	—	(291)
British Pound	—	(5,159)	—	(5,159)
Auction rate securities	—	—	6,723	6,723
Preferred stock			380	380

	$55,712	$86,400	$7,103	$149,215

The following table illustrates Level 3 activity from September 27, 2008 to December 27, 2008:

(In thousands)	Level 3
Fair Value, September 27, 2008	$9,125
Transfers into (out of) Level 3, net	—
Other-than-temporary impairment of auction rate investments	(1,638)
Other-than-temporary impairment of preferred stock	(384)

Fair Value, December 27, 2008	$7,103

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For the forward contracts, spot prices at December 26, 2008 were utilized to calculate the unrealized gain/loss on open forward contracts which were recorded in accumulated other comprehensive loss and other assets.

The Level 3 assets consisted of ARS and preferred stock acquired through the conversion of certain ARS during the third quarter of 2009. As there has been no trading of the ARS or preferred stock which the Company holds, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, and ratings of, and financial claims on the bond insurers and issuers and (vi) the underlying trust assets of the securities.

8. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories, net of reserves, were as follows:

(In thousands)	Dec. 27, 2008	Mar. 29, 2008
Raw materials and purchased parts	$62,958	$62,060
Work in process	8,189	15,154
Finished goods	18,996	24,287

	$90,143	$101,501

9. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Dec. 27, 2008	Mar. 29, 2008
Prepaid expenses	$3,738	$2,809
Value added tax receivable	4,306	3,747
Income tax refund receivable	2,650	1,055
Receivable from sale of minority equity investment	4,884	—
Other	15	211

	$15,593	$7,822

Prepaid expenses at December 27, 2008 included $1.4 million of expenses incurred in conjunction with the proposed merger with Zygo Corporation.

On December 22, 2008, the Company sold all of its interest in Axsun Technologies, Inc. (Axsun) for $5.0 million. The Company recorded a $0.1 million loss in its third quarter earnings for the amount of escrow funds that are not anticipated to be returned and accordingly, reduced the related receivable balance to $4.9 million. The investment in Axsun was previously recorded as a non-current asset within the “Other assets” balance in the Condensed Consolidated Balance Sheet.

10. Goodwill

Goodwill and other intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). The Company had previously chosen the fourth quarter to perform its annual goodwill impairment test.

Due to decreases in the Company’s market capitalization, the Company reviewed the recoverability of goodwill and other indefinite-lived intangibles as of the end of the third quarter of 2009. Consistent with historical practices, the estimation of the fair value was determined based on a method that compares the Company’s market capitalization against the net book value of the Company’s assets. Based on the results of the review, it was determined that the fair value of the Company’s goodwill was less than the carrying value on the consolidated balance sheet, and accordingly, as of the end of the third quarter of 2009, the Company recognized an impairment charge of $17.4 million, which is reflected in “Goodwill impairment charge” in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended December 27, 2008. This charge has no effect on the Company’s cash flows or liquidity and is not deductible for income tax purposes.

The following table reflects the change in the carrying amount of goodwill at December 27, 2008 (in thousands):

Balance at September 27, 2008	$12,728
NWR acquisition escrow funds reclassified to goodwill	4,718
Tax effect of share options exercised by NWR	(50)
Impairment charge	(17,396)

Balance at December 27, 2008	$—

11. Other Assets

Other assets consisted of the following:

(In thousands)	Dec. 27, 2008	Mar. 29, 2008
Patents, net	$92	$137
Consignment and demo equipment, net	9,293	8,346
Minority equity investment	7,991	12,115
All-Ring patent suit court bond	8,890	9,705
Acquisition escrow deposit	222	4,940
Other	719	864

	$27,207	$36,107

The decline in the Minority equity investment account was due to the $5.0 million sale of the Company’s minority equity investment in Axsun during the three months ended December 27, 2008. See Note 9 “Other Current Assets” for further discussion.

The decline in the Acquisition escrow deposit reflects the reclassification of $4.7 million to goodwill during the three months ended December 27, 2008 in conjunction with the anticipated disbursement to NWR. See Note 4 “Acquisition of New Wave Research, Incorporated” for further discussion.

12. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Dec. 27, 2008	Mar. 29, 2008
Payroll-related	$4,817	$11,248
Income tax payable	944	—
Product warranty	3,098	3,740
Purchase order commitments	1,525	1,093
Professional fees	1,393	1,553
Other	6,142	7,666

	$17,919	$25,300

See Note 13 “Product Warranty” for a discussion of the accrual for product warranty.

13. Product Warranty

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Three months ended		Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007
(In thousands)	Dec. 27, 2008	Dec. 29, 2007
Product warranty accrual, beginning	$3,799	$4,424	$3,740	$3,893
Acquired warranty reserve (NWR)	—	—	—	774
Warranty charges incurred, net	(2,946)	(2,448)	(6,923)	(3,746)
Provision for warranty charges	2,245	1,900	6,281	2,955

Product warranty accrual, ending	$3,098	$3,876	$3,098	$3,876

Warranty charges incurred includes labor charges and replacement parts for system repairs under warranty and are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is included in cost of sales.

14. Deferred Revenue

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

The following is a reconciliation of the changes in deferred revenue:

	Three months ended		Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007
(In thousands)	Dec. 27, 2008	Dec. 29, 2007
Deferred revenue, beginning	$11,219	$19,365	$12,583	$12,290
Acquired deferred revenue (NWR)	—	—	—	1,603
Revenue deferred	6,414	16,574	19,105	32,577
Revenue recognized	(5,755)	(11,188)	(19,810)	(21,719)

Deferred revenue, ending	$11,878	$24,751	$11,878	$24,751

15. Earnings Per Share

Basic earnings per share was calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share was calculated based on these same weighted average shares outstanding plus the effect of potentially dilutive share-based awards as calculated using the treasury stock method. Share-based awards were excluded from the calculation to the extent their effect would be antidilutive.

Earnings per share were calculated as follows:

	Three months ended		Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007
(In thousands)	Dec. 27, 2008	Dec. 29, 2007
Net (loss) income	$(29,258)	$6,662	$(36,125)	$13,610

Weighted average shares used for basic earnings per share	27,040	27,817	27,061	28,073
Incremental dilutive shares	—	421	—	458

Weighted average shares used for diluted earnings per share	27,040	28,238	27,061	28,531

Earnings per share:
Net (loss) income – basic	$(1.08)	$0.24	$(1.33)	$0.48

Net (loss) income – diluted	$(1.08)	$0.24	$(1.33)	$0.48

For the three months ended December 27, 2008 and December 29, 2007, awards of options and unvested shares representing an additional 4.3 million and 2.6 million shares of common stock were outstanding, respectively. For the nine months ended December 27, 2008 and seven months ended December 29, 2007, awards of options and unvested shares representing an additional 4.4 million and 2.6 million shares of common stock were outstanding, respectively. These shares were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

16. Income Taxes

The income tax benefit recorded for the three months ended December 27, 2008 was $1.8 million on pretax loss of $31.1 million, an effective rate of 5.9%. Comparatively, the income tax provision was $3.4 million on pretax income of $10.1 million for the three months ended December 29, 2007, an effective tax rate of 33.7%.

The total income tax benefit for the nine months ended December 27, 2008 was $6.0 million on pretax loss of $42.1 million, an effective rate of 14.2%. Comparatively, the total income tax provision for the seven months ended December 29, 2007 was $8.3 million on $21.9 million pretax income, an effective tax rate of 37.9%.

The change in the effective tax rate for each comparison period is primarily due to the goodwill impairment charge recorded in the third quarter of 2009 that is not deductible for US tax purposes as well as a valuation allowance on deferred tax assets that was established in the third quarter. This valuation allowance was due to unrealized capital losses arising from the write-down of our auction rate securities and was necessary because capital losses are only deductible to the extent of capital gains. It is uncertain whether the Company will have the ability to generate sufficient capital gains in the future to utilize these losses and has a limited ability to utilize tax planning strategies given the current market price of the Company’s stock compared to net book value.

Current and non-current deferred income taxes were $20.0 million and $4.7 million, respectively at December 27, 2008. This represents an increase of $5.1 million and $3.7 million, respectively, from March 29, 2008. The increase in current deferred tax assets is primarily related to increased net operating loss. The non-current deferred tax asset increase was due to the expected utilization of our tax credits.

17. Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three months ended		Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007
(In thousands)	Dec. 27, 2008	Dec. 29, 2007
Net (loss) income	$(29,258)	$6,662	$(36,125)	$13,610
Other comprehensive income	2	4	6	9
Foreign currency translation adjustment	(925)	49	(2,204)	517
Reclassification of unrealized loss on auction rate investments	—	—	2,496	—
Net unrealized gain (loss) on securities classified as available for sale	88	1	(2)	(88)

Other comprehensive (loss) income	$(30,093)	$6,716	$(35,829)	$14,048

18. Share Repurchase Program

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

During the third quarter of 2009, the Board of Directors approved an increase to the existing share repurchase program to $100 million, contingent upon the close of the proposed acquisition of Zygo Corporation.

During the third quarter of 2009, the Company did not repurchase any additional shares under this program. As of December 27, 2008, a total of 307,865 shares have been repurchased under this program at an average price of $15.34 per share, totaling $4.7 million under this authorization, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the condensed consolidated statements of cash flows.

19. Product and Geographic Information

Net sales by product type were as follows:

	Three months ended		Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007
(In thousands)	Dec. 27, 2008	Dec. 29, 2007
Semiconductor group (SG)	$5,534	$39,691	$39,782	$85,433
Passive Component (PCG)	4,557	18,767	24,551	46,976
Interconnect/Micro-machining (IMG)	15,527	18,828	74,919	44,156

	$25,618	$77,286	$139,252	$176,565

Net sales by geographic area, based on the location of the end user, were as follows:

	Three months ended		Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007
(In thousands)	Dec. 27, 2008	Dec. 29, 2007
Asia	$16,810	$54,614	$99,732	$133,826
Americas	5,508	14,937	26,593	28,818
Europe	3,300	7,735	12,927	13,921

	$25,618	$77,286	$139,252	$176,565

20. Legal Proceedings

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

On March 4, 2008, pursuant to All Ring’s motion, the Court issued a suspension order, staying the formal action until after a final decision is rendered in the cancellation action. The High Court revoked the Court’s suspension decision on May 2, 2008. On May 12, 2008, All Ring appealed the High Court’s ruling. The Supreme Court denied All Ring’s appeal on August 12, 2008. On September 3, 2008, the presiding judge of the Court asked for re-assignment of the formal action to a new judge, and it was re-assigned to Judge Lin in November 2008. Proceedings have since resumed.

Pursuant to the Court’s Provisional Attachment Orders and Preliminary Injunction Order, the Company was required to post Taiwan dollar security bonds with the Court. The total security bonds were valued at approximately US$8.9 million at December 27, 2008 and this amount was included in the Company’s other assets in the Condensed Consolidated Balance Sheet at December 27, 2008.

In the ordinary course of business the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

21. Restructuring and Cost Management Plans

In the fourth quarter of 2008, the Company observed weakness in the memory market and reductions in capital spending and as a result, began to take actions in response to the change in market conditions. These adverse trends in the memory market and capital spending continued into the second quarter of 2009 and were further compounded by significant volatility in global financial markets and economic slowing. As a result, the Company took additional actions in the second quarter of 2009 in response to the market conditions in order to mitigate the impact of lower business levels. These actions included reductions in workforce, office consolidations in foreign subsidiary locations and the closure of a small research and development facility.

These actions resulted in $0.7 million, $1.2 million and $0.1 million in restructuring expenses during the first, second and third quarters of 2009, respectively. For the nine months ended December 27, 2008, these actions have resulted in $2.0 million of total expense, which consisted of $1.6 million in selling, service and administration expenses and $0.4 million in research, development and engineering expenses. At December 27, 2008, approximately $0.5 million was included in accrued liabilities, consisting primarily of unpaid severance and employee related costs.

On January 29, 2009, the Company announced additional restructuring and cost management actions, including plans to reduce headcount in the fourth quarter of 2009 by 12%, suspension of its 401(k) match, executive pay reductions, company-wide furloughs and plant shutdowns. The Company expects to incur approximately $2.5 million in cash charges related to the restructuring plan, substantially all of which costs are expected to be recognized in the fourth quarter of 2009.

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

Change in Fiscal Reporting Periods

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, the Company’s fiscal year 2008 consisted of approximately a ten month period containing 43 weeks ending on March 29, 2008. The current fiscal year financial statements are presented for the three months ended December 27, 2008, which represents the third quarter of 2009.

Because of the change in reporting periods, year to date information for the period ended December 29, 2007 consists of the seven months beginning June 3, 2007 and ending December 29, 2007. In addition, as discussed in Note 3 “Comparative Statements of Operations for the Nine Months ended December 29, 2007 (Unaudited)”, the Company provided pro forma results for the nine months ended December 29, 2007 for comparative purposes. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

Acquisitions

On October 16, 2008, the Company announced that it entered into a definitive agreement with Zygo Corporation (Zygo) under which the Company would acquire Zygo in an all stock transaction. Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. On January 20, 2009, Zygo announced that its Board of Directors had withdrawn its recommendation in favor of the merger agreement. ESI believes it continues to have options under the merger agreement, which will remain in effect unless terminated in accordance with its terms. See Note 5 “Proposed Acquisition of Zygo Corporation” of the Notes to the Condensed Consolidated Financial Statements for additional information on the planned acquisition of Zygo Corporation.

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

Summary of Sequential Quarterly Results

During fiscal 2008, the semiconductor memory market began to experience falling memory prices which significantly impacted the profitability of memory producers and resulted in lower capital spending among our customers. We began to see the impact of this trend in our fourth quarter of fiscal 2008 resulting in a significant reduction in orders for our semiconductor memory yield improvement products. In addition, we began to see weakness in our passive component business due to absorption of capacity added earlier in 2008 and cautious spending related to concerns about the global economic environment. During the third quarter of 2009, the impact of the global financial crisis and a weakening economic environment exacerbated the overcapacity condition of our customers, resulting in further contraction in our markets. Looking forward to the remainder of 2009, we expect these conditions to continue and the timing of a recovery in our markets is uncertain.

For the third quarter of 2009, orders for new business were $21.2 million, a decrease of $16.4 million from $37.6 million for the second quarter of 2009. This decrease was driven by reductions in each of the three business groups, reflecting global economic slowdown. The Company also removed $5.2 million of backlog from its books during the quarter to reflect order cancellations or customer deferral of shipment dates.

Orders for our Semiconductor Group (SG) products decreased by approximately 47% compared to the second quarter of 2009. The decrease in orders for the SG products was due to the impact of weak memory prices and the financial crisis as well as lower consumer demand which has reduced the capacity requirements of our customers.

Passive Components Group (PCG) product orders decreased by approximately 54% compared to the second quarter of 2009, as our third quarter new orders were limited to tooling and other consumables. This reflects the continued weak demand environment and economic slowdown.

Orders for our Interconnect/Micro-machining Group (IMG) products decreased by approximately 37% compared to the second quarter of 2009. This decrease was largely attributable to absorption by our customers of previously ordered micro-machining systems as well as the economic environment.

Gross margins were 29.0% on net sales of $25.6 million in the third quarter of 2009, compared to 42.5% on net sales of $49.6 million in the second quarter of 2009. The decline in gross margin was primarily due to both lower revenue and lower production levels, which resulted in lower overhead absorption. Additionally, higher excess and obsolete inventory charges in the third quarter adversely impacted margin. Included in cost of sales in both quarters were $0.3 million in purchase accounting expenses related to the acquisition of NWR.

Total operating expenses increased $14.1 million to $37.5 million in the third quarter of 2009, compared to $23.4 million in the second quarter of 2009. This increase was due to the recognition of a goodwill impairment charge of $17.4 million during the third quarter resulting from the significant decline in the Company’s stock price. Excluding this charge, operating expenses declined $3.3 million, which was the result of savings realized through our efforts to reduce costs through restructuring and cost management plans, lower discretionary spending, engineering project costs, and variable pay as well as $1.1 million less restructuring expenses and $0.3 million less share-based compensation expense incurred in the third quarter.

Operating loss increased to $30.1 million in the third quarter of 2009 compared to $2.3 million in the second quarter of 2009, driven by lower revenue volume and gross profit in the quarter, along with the $17.4 million goodwill impairment charge.

An other-than-temporary impairment of auction rate securities (ARS) held in our investment portfolio resulted in a non-operating expense of $2.0 million and $5.4 million for the third quarter and second quarters of 2009, respectively. The additional charge was the result of continued deterioration of credit markets and reductions in the credit rating of the bond insurers of our ARS. For periods prior to the first quarter of 2009, unrealized losses on ARS were not considered other-than-temporary, thus estimated changes in fair value were recorded in the Condensed Consolidated Balance Sheet as a component of accumulated other comprehensive loss.

Net interest and other income of $1.0 million in the third quarter of 2009 declined slightly from $1.1 million in the second quarter of 2009. The decrease was driven by lower interest income, the result of a market driven decline in interest rates, mostly offset by an increase in average invested assets.

The effective tax rate was 5.9% in the third quarter of 2009 resulting in an income tax benefit of $1.8 million. Comparatively, the effective tax rate was 37.3% for the second quarter of 2009 resulting in an income tax benefit of $2.4 million. The change in the effective tax rates is primarily related to the goodwill impairment charge recorded in the third quarter of 2009 that is not deductible for US tax purposes as well as a valuation allowance on deferred tax assets that was established in the third quarter. This allowance was required due to unrealized capital losses arising from the write-down of our auction rate securities.

Net loss for the third quarter was $29.3 million or $1.08 per basic and diluted share, compared to a net loss of $4.1 million or $0.15 per basic and diluted share in the second quarter of 2009.

Results of Operations

Three Months Ended December 27, 2008 Compared to Three Months Ended December 29, 2007

The following table presents results of operations data as a percentage of net sales:

	Three months ended
	Dec. 27, 2008	Dec. 29, 2007
Net sales	100.0%	100.0%
Cost of sales	71.0	53.8

Gross profit	29.0	46.2
Selling, service and administration	47.7	20.7
Research, development and engineering	30.8	14.9
Goodwill impairment charge	67.9	—

Operating (loss) income	(117.4)	10.6
Other-than-temporary impairment of auction rate investments	(7.9)	—
Interest and other income, net	4.0	2.4

(Loss) income before income taxes	(121.3)	13.0
(Benefit from) provision for income taxes	(7.2)	4.4

Net (loss) income	(114.1)%	8.6%

Expenses as a percentage of net sales for the third quarter of 2009 increased over the third quarter of 2008 due to significantly lower sales volume.

Net Sales

Net sales were $25.6 million for the third quarter of 2009, a decrease of $51.7 million or 66.9% compared to net sales of $77.3 million for the third quarter of 2008. The overall decrease was primarily driven by significant decreases in SG and PCG net sales, and to a lesser extent, lower sales of IMG products.

Net sales by product group for the three months ended December 27, 2008 and December 29, 2007 were as follows:

	Three months ended
	Dec. 27, 2008		Dec. 29, 2007
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$5,534	21.6%	$39,691	51.3%
Passive Components (PCG)	4,557	17.8%	18,767	24.3%
Interconnect/Micro-machining (IMG)	15,527	60.6%	18,828	24.4%

	$25,618	100.0%	$77,286	100.0%

SG sales in the third quarter of 2009 decreased $34.2 million or 86.1% compared to the third quarter of 2008. The overall decrease in sales was due to the significant downturn in the memory markets as well as reduced consumer demand, which is the primary driver of demand by our own customers.

PCG sales in the third quarter of 2009 declined $14.2 million or 75.7% compared to the third quarter of 2008. The decrease in PCG net sales was driven by low demand for capital equipment as customers utilize existing capacity to cover current needs during the weak global economy.

IMG sales in the third quarter of 2009 decreased $3.3 million or 17.5% compared to the third quarter of 2008. The decrease was driven primarily by a slowing in demand for general purpose micromachining systems.

Net sales by geographic region for the three months ended December 27, 2008 and December 29, 2007 were as follows:

	Three months ended
	Dec. 27, 2008		Dec. 29, 2007
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$16,810	65.6%	$54,614	70.7%
Americas	5,508	21.5%	14,937	19.3%
Europe	3,300	12.9%	7,735	10.0%

	$25,618	100.0%	$77,286	100.0%

Compared to the three months ended December 29, 2007, net sales for the three months ended December 27, 2008 declined $37.8 million or 69.2% in Asia, $9.4 million or 63.1% in the Americas, and $4.4 million or 57.3% in Europe. These decreases reflect the weakening economic climate in all of our global markets.

Gross Profit

Gross profit for the three months ended December 27, 2008 and December 29, 2007 was as follows:

	Three months ended
	Dec. 27, 2008		Dec. 29, 2007
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$7,418	29.0%	$35,684	46.2%

Gross profit for the three months ended December 27, 2008 was $7.4 million, a decline of $28.3 million compared to gross profit of $35.7 million for the three months ended December 29, 2007. Gross profit also declined as a percentage of net sales, decreasing from 46.2% for the third quarter of 2008 to 29.0% for the third quarter of 2009. These decreases were primarily related to lower revenue and production levels, which also led to significantly lower absorption levels. Although manufacturing spending decreased significantly, the impact of fixed costs led to unfavorable absorption variances. In addition, margins were negatively impacted by higher excess and obsolete inventory write-downs resulting from the deteriorating economic environment as well as excess service inventory as customers decommissioned older machines.

Operating Expenses

Operating expenses for the three months ended December 27, 2008 and December 29, 2007 were as follows:

	Three months ended
	Dec. 27, 2008		Dec. 29, 2007
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, Service and Administration	$12,224	47.7%	$15,978	20.7%
Research, Development and Engineering	7,889	30.8%	11,508	14.9%
Goodwill Impairment Charge	17,396	67.9%	—	—

	$37,509	146.4%	$27,486	35.6%

In the fourth quarter of 2009, we expect increases in operating expenses of approximately $2.5 million due to additional restructuring and cost management plans. See Note 21 “Restructuring and Cost Management Plans” of the Notes to the Condensed Consolidated Financial Statements for additional information about these actions.

Selling, Service and Administration Expenses

The primary items included in selling, service and administration (SS&A) expenses are labor and other employee-related expenses, travel expenses, professional fees, commissions and facilities costs. SS&A expenses were $12.2 million (47.7% of net sales) for the three months ended December 27, 2008, a decrease of $3.8 million compared to $16.0 million (20.7% of net sales) in the three months ended December 29, 2007. Included in third quarter 2009 SS&A expenses were $0.1 million of restructuring charges and $0.2 million of purchase accounting expenses, compared to no restructuring expenses and $0.5 million of purchase accounting expenses during the third quarter of 2008. Excluding these items, the decrease in SS&A expenses was $3.6 million, primarily attributable to restructuring and cost management activities completed in late fiscal 2008 and early 2009. These actions included a company-wide reduction in force of 17% from the third quarter of 2008 to the third quarter of 2009 and consequent decreases in compensation, labor, and travel related costs.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. RD&E expenses totaled $7.9 million (30.8% of net sales) for the three months ended December 27, 2008, which represents a decline of $3.6 million compared to $11.5 million (14.9% of net sales) for the three months ended December 29, 2007. This decrease was driven by our efforts to reduce costs, which included the company-wide reduction of force.

Goodwill Impairment Charge

Due to poor economic conditions and the uncertain timing of a recovery, the Company’s stock price and market capitalization declined substantially during the third quarter of 2009. As a result, we reviewed the recoverability of goodwill and other indefinite-lived intangibles as of December 27, 2008 and recognized an impairment charge of $17.4 million. This charge is reflected in “Goodwill impairment charge” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 27, 2008. This charge is not deductible for income tax purposes and has no effect on the Company’s cash flows or liquidity.

Non-operating Income and Expense

Other-than-temporary Impairment of Auction Rate Investments

Other-than-temporary impairment of auction rate investments for the three months ended December 27, 2008 and December 29, 2007 was as follows:

	Three months ended
	Dec. 27, 2008		Dec. 29, 2007
(In thousands, except percentages)	Other-than- temporary Impairment	% of Net Sales	Other-than- temporary Impairment	% of Net Sales
Other-than-temporary Impairment of Auction Rate Investments	$2,022	7.9%	$—	—

As of December 27, 2008, the Company held a total of $15.6 million invested in auction rate securities at par value, while an additional $4.0 million of par value ARS was converted by the bond insurer to its preferred stock during the third quarter of 2009. At the time of purchase in 2007 these ARS were rated AAA and AA. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of 2008 our ARS began to experience failed auctions. Since that time none of our securities have traded through the auction process and no other market transactions for these securities have been observed. During the second quarter of 2009, further deterioration in the general markets and global economy resulted in credit rating downgrades of the nation’s largest bond insurers and the effective elimination of the active market for these securities, and during the third quarter of 2009, these bond insurers’ credit ratings were again downgraded. Our ARS and preferred stock holdings are issued or insured by these bond insurers. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities.

At the end of the first quarter of 2009, we determined that the declines in fair value of these ARS represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the first quarter with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the three months ended June 28, 2008.

Near the end of the second quarter of 2009, Lehman Brothers, the broker who had been providing investment management, custodial and valuation services for these securities, declared bankruptcy and ceased providing valuation services for the Company. Consequently, the Company procured independent third-party valuations of these securities as of the end of the second and third quarters of 2009. As a result of the continued deterioration in the credit markets along with further credit downgrades experienced by insurers of our ARS, the valuations of these securities declined from the values estimated as of the end of the first quarter of 2009. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the second quarter with an other-than-temporary impairment charge of $5.4 million recorded in the results of operations for the three months ended September 27, 2008.

During the third quarter of 2009, certain ARS held by the Company with a par value of $4.0 million were converted to preferred stock of the insurer. Due to continued deterioration and volatility of the credit markets during this quarter, as well as additional reductions in the ARS insurer’s credit ratings, the Company’s ARS and preferred stock holdings were written down to their estimated fair values at the end of the third quarter with an additional other-than-temporary impairment charge of $2.0 million recorded in the results of operations for the three months ended December 27, 2008.

The $7.1 million estimated fair value of these securities remains classified as a non-current investment in the Condensed Consolidated Balance Sheets at December 27, 2008, consistent with the classification at March 29, 2008 and each interim period thereafter. The Company continues to receive all interest payments when due and expects to receive dividend payments on its preferred stock.

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

Interest and Other Income, net

Interest and Other Income, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management and ARS valuation fees and other miscellaneous non-operating items. Net interest and other income for the three months ended December 27, 2008 and December 29, 2007 was as follows:

	Three months ended
	Dec. 27, 2008		Dec. 29, 2007
(In thousands, except percentages)	Interest and Other Income, net	% of Net Sales	Interest and Other Income, net	% of Net Sales
Interest and Other Income, net	$1,021	4.0%	$1,856	2.4%

Interest and other income, net, for the third quarter of 2009 was $1.0 million compared to $1.9 million in the third quarter of 2008. The decrease was primarily attributable to a $1.2 million decrease in interest income, partially offset by foreign currency gains. The decline in interest income was driven by a decline in average yields of approximately 2.5%, commensurate with overall market declines over this period. Looking forward, we expect a decrease in net interest and other income primarily due to the impact of further declines in market interest rates.

We have incurred $1.4 million in costs related to the proposed Zygo acquisition as of the end of December 27, 2008. These costs are classified as other current assets in the Condensed Consolidated Balance Sheet at December 27, 2008. We expect these costs and ongoing fees related to the proposed Zygo acquisition to be charged to operating expense due to either the termination of the merger agreement or the adoption of Statement of Financial Accounting Standards No. 141(Revised 2007), “Business Combinations” (SFAS 141R).

Income Taxes

The income tax benefit recorded for the three months ended December 27, 2008 was $1.8 million on pretax loss of $30.1 million, an effective rate of 5.9%. Comparatively, the income tax provision was $3.4 million on pretax income of $10.1 million for the three months ended December 29, 2007, an effective tax rate of 33.7%. The change in the effective tax rates is primarily related to the goodwill impairment charge recorded in the third quarter of 2009 that is not deductible for US tax purposes as well as a valuation allowance on deferred tax assets that was established in the third quarter. This allowance was required due to unrealized capital losses arising from the write-down of our auction rate securities.

Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events, including, for example, changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns. For example, the recent re-enactment of the research and experimentation credit will continue to positively impact our effective tax rate for the remainder of fiscal 2009. Based on currently available information, we are not aware of any such discrete events which are likely to occur that would have a materially adverse effect on our financial position, expected cash flows or results of operations. We anticipate no significant changes in unrecognized tax benefits in the next 12 months as the result of examinations or lapse of statutes of limitation.

Net (Loss) Income

Net (loss) income for the three months ended December 27, 2008 and December 29, 2007 was as follows:

	Three months ended
	Dec. 27, 2008		Dec. 29, 2007
(In thousands, except percentages)	Net (Loss) Income	% of Net Sales	Net (Loss) Income	% of Net Sales
Net (Loss) Income	$(29,258)	(114.1)%	$6,662	8.6%

Net loss for the third quarter of 2009 was $29.3 million, or $1.08 per basic and diluted share, compared to net income for the third quarter of 2008 of $6.7 million, or $0.24 per basic share and diluted share. The decline was caused by the overall decrease in net sales and gross profit, the impairment charges on goodwill and ARS, and the remaining factors discussed above.

Nine Months Ended December 27, 2008 Compared to Seven Months and Pro Forma Nine Months Ended December 29, 2007

Due to the change in our fiscal reporting periods, we have incorporated results for the unaudited seven month period (30 weeks) and the pro forma nine month period (39 weeks) ended December 29, 2007 in the following year-to-date comparative discussions.

We acquired NWR on July 20, 2007, which was during our second quarter of 2008. Accordingly, our results of operations for the seven months and the pro forma nine months ended December 29, 2007 include 23 weeks of activity from this business. The results of the nine months ended December 27, 2008 include 39 weeks of activity from this business. In our description of the results of operations that follows, we will quantify the impact of the NWR acquisition where meaningful.

The following table presents results of operations data as a percentage of net sales:

	Nine months ended Dec. 27, 2008	Seven months ended Dec. 29, 2007	Pro forma nine months ended Dec. 29, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.4	54.4	54.8

Gross margin	38.6	45.6	45.2
Selling, service and administration	30.6	19.9	18.2
Research, development and engineering	19.0	14.4	13.1
Write-off of acquired in-process research and development	—	1.6	1.2
Goodwill impairment charge	12.5	—	—

Operating (loss) income	(23.5)	9.7	12.7
Other-than-temporary impairment of auction rate investments	(9.0)	—	—
Interest and other income, net	2.2	2.7	2.7

(Loss) income before income taxes	(30.3)	12.4	15.4
(Benefit from) provision for income taxes	(4.3)	4.7	5.9

Net (loss) income	(26.0)%	7.7%	9.5%

Expenses as a percentage of net sales for the nine months ended December 27, 2008 increased over the comparison periods of 2008 due to significantly lower sales volume.

Net Sales

Net sales by product group for the nine months ended December 27, 2008, the seven months ended December 29, 2007, and the pro forma nine months ended December 29, 2007 were as follows:

	Nine months ended Dec. 27, 2008		Seven months ended Dec. 29, 2007		Pro forma nine months ended Dec. 29, 2007
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor (SG)	$39,782	28.6%	$85,433	48.4%	$133,108	54.7%
Passive components (PCG)	24,551	17.6%	46,976	26.6%	57,704	23.8%
Interconnect/Micro-machining (IMG)	74,919	53.8%	44,156	25.0%	52,144	21.5%

	$139,252	100.0%	$176,565	100.0%	$242,956	100.0%

Net sales for the nine months ended December 27, 2008 decreased by $37.3 million or 21.1% over net sales for the seven months ended December 29, 2007. A significant decrease in SG and PCG net sales was partially offset by a significant increase in IMG sales, including a net increase in NWR sales of $7.4 million.

Net sales for the nine months ended December 27, 2008 decreased $103.7 million or 42.7% compared to net sales of $243.0 million for the pro forma nine months ended December 29, 2007. The downward trend was driven by sharp decreases in SG and PCG net sales, partially offset by an increase in IMG net sales, including the $7.4 million net increase in NWR sales.

SG sales for the nine months ended December 27, 2008 decreased $45.7 million or 53.4% compared to the seven months ended December 29, 2007. SG sales for the nine months ended December 27, 2008 decreased $93.3 million or 70.1% compared to the pro forma nine months ended December 29, 2007. The reductions in SG revenues were attributable to weakened memory markets. For each comparison, there was a partial offset of $3.2 million from the continued penetration by NWR in the Flat Panel Display and LED Wafer Scribing markets.

PCG sales for the nine months ended December 27, 2008 were down $22.4 million or 47.7% compared to the seven months ended December 29, 2007 and down $33.2 million or 57.4% compared to the pro forma nine months ended December 29, 2007. These decreases in revenues were due to excess capacity in the market created by reduced consumption of consumer electronics due to the slowing global economy.

IMG sales for the nine months ended December 27, 2008 increased $30.8 million or 69.7% over IMG sales for the seven months ended December 29, 2007 and increased $22.8 million or 43.7% compared to the pro forma nine months ended December 29, 2007. The increase was driven primarily by demand for our micro-machining product line, combined with continued but softening demand in the flex-circuit and integrated circuit packaging segments of the market. Both increases reflected $7.4 million additional sales for Laser Ablation tools and Laser Components as a result of the acquisition of NWR.

Net sales by geographic region for the nine months ended December 27, 2008, the seven months ended December 29, 2007, and the pro forma nine months ended December 29, 2007 were as follows:

	Nine months ended Dec. 27, 2008		Seven months ended Dec. 29, 2007		Pro forma nine months ended Dec. 29, 2007
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$99,732	71.6%	$133,826	75.8%	$186,433	76.7%
Americas	26,593	19.1%	28,818	16.3%	35,987	14.8%
Europe	12,927	9.3%	13,921	7.9%	20,536	8.5%

	$139,252	100.0%	$176,565	100.0%	$242,956	100.0%

Net sales to Asia for the nine months ended December 27, 2008 decreased $34.1 million or 25.5% compared to the seven months ended December 29, 2007 which included a $3.8 million increase attributable to NWR. When comparing the nine months ended December 27, 2008 to the pro forma nine months ended December 29, 2007, net sales to Asia declined $86.7 million or 46.5%, again, with NWR sales of $3.8 million. This comparison reflects the overall downward trend in revenue due to the continued decline in memory markets and reduced demand for consumer electronics which impacted SG and PCG sales.

Net sales to the Americas for the nine months ended December 27, 2008 declined $2.2 million or 7.7% when compared to the seven months ended December 29, 2007 and declined $9.4 million or 26.1% compared to the pro forma nine months ended December 29, 2007. These decreases were due to the overall decline in market conditions for capital equipment, specifically in sales of SG systems. NWR sales in the region for the nine months ended December 27, 2008 increased $5.2 million over both comparison periods ended December 29, 2007, partially offsetting the overall decreases.

Net sales to Europe for the nine months ended December 27, 2008 declined $1.0 million or 7.1% compared to the seven months ended December 29, 2007. When compared to the pro forma nine months ended December 29, 2007, net sales to Europe declined $7.6 million or 37.1%. This decrease was primarily due to a drop in SG sales from the softening of global memory markets, which was somewhat offset by an increase in NWR sales in the region of $1.6 million over both comparison periods.

Gross Profit

Gross profit for the nine months ended December 27, 2008, the seven months ended December 29, 2007, and pro forma nine months ended December 29, 2007 was as follows:

	Nine months ended Dec. 27, 2008		Seven months ended Dec. 29, 2007		Pro forma nine months ended Dec. 29, 2007
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$53,781	38.6%	$80,568	45.6%	$109,728	45.2%

Gross profit was $53.8 million for the nine months ended December 27, 2008, a decrease of $26.8 million compared to the seven month ended December 29, 2007. The net dollar increase was primarily caused by decreased revenue levels and unfavorable absorption variance.

Gross profit as a percentage of net sales was 38.6% for the nine months ended December 27, 2008, a decrease of 7.0 percentage points from the 45.6% gross profit percentage for the seven months ended December 29, 2007. The decrease in margin was primarily due to lower production volumes, higher warranty costs, and higher excess and obsolete charges. Lower production levels in the nine months ended December 27, 2008 led to reduced benefits of scale and significant under-absorption of overhead costs. Additionally, lower demand for some products led to increased excess and obsolete charges, and warranty costs were up primarily due to specific supplier-related laser failures as well as higher costs associated with the introduction of new products.

When comparing gross profit for the nine months ended December 27, 2008 to the pro forma nine months ended December 29, 2007, these same factors contributed to the decrease of $55.9 million in gross profit (6.6 percentage point reduction in gross margin). In both comparisons, the impact of lower production, higher warranty costs, and higher excess and obsolete charges was partially offset by a decrease in NWR purchase accounting expenses and an increase in gross profit attributable to NWR.

Operating Expenses

Operating expenses for the nine months ended December 27, 2008, the seven months ended December 29, 2007, and the pro forma nine months ended December 29, 2007 were as follows:

	Nine months ended Dec. 27, 2008		Seven months ended Dec. 29, 2007		Pro forma nine months ended Dec. 29, 2007
(In thousands, except percentages)	Expenses	% of Net Sales	Expenses	% of Net Sales	Expenses	% of Net Sales
Selling, Service and Administration	$42,547	30.6%	$35,103	19.9%	$44,336	18.2%
Research, Development and Engineering	26,439	19.0%	25,487	14.4%	31,862	13.1%
Write-off of Acquired In-process Research and Development	—	—	2,800	1.6%	2,800	1.2%
Goodwill Impairment Charge	17,396	12.5%	—	—	—	—

	$86,382	62.1%	$63,390	35.9%	$78,998	32.5%

Selling, Service and Administration Expenses

SS&A expenses for the nine months ended December 27, 2008 increased $7.4 million when compared to the SS&A expenses for the seven month period ended December 29, 2007, primarily due to the two month differential in reporting periods. In addition, there was an increase of $1.6 million in expenses attributable to assuming NWR operations, $1.6 million related to restructuring expenses, and $0.7 million related to share-based compensation.

The SS&A expenses for the nine month period ended December 27, 2008 decreased $1.8 million compared to the pro forma nine months ended December 29, 2007. This decrease reflects cost savings from restructuring and cost management activities, though these effects which were partially offset by increases of $1.6 million attributable to the assumption of NWR operations following the acquisition, $1.6 million related to restructuring expense, and $0.4 million related to share-based compensation.

Research, Development and Engineering Expenses

RD&E expenses for the nine months ended December 27, 2008 were $1.0 million higher than the seven months ended December 29, 2007. This increase was primarily due to the two month differential in reporting periods. In addition, there was an increase of $0.5 million additional expenses from the assumption of NWR operations and $0.4 million related to restructuring expenses. On average, RD&E expenses decreased compared to the seven months ended December 29, 2007, which was the result of cost savings realized from restructuring and cost management efforts.

RD&E expenses for the nine months ended December 27, 2008 decreased $5.4 million from the pro forma nine months ended December 29, 2007. This decrease was primarily due to our efforts to reduce costs through restructuring and cost management plans, partially offset by the increases of $0.5 million from the acquisition of NWR and $0.4 million related to restructuring expense.

Write-off of In-process Research and Development

During the second quarter of 2008, NWR had in-process research and development valued at $2.8 million and the immediate write-off of this amount upon acquisition was included in operating expenses for the pro forma nine month period ended December 29, 2007.

Goodwill Impairment Charge

The Company recognized an impairment charge of $17.4 million related to its goodwill balance as of the end of the third quarter of 2009. No such charges were incurred during the prior periods presented. See discussion above and Note 10 “Goodwill” of the Notes to the Condensed Consolidated Financial Statements for additional information.

Non-operating Income and Expense

Other-than-temporary Impairment of Auction Rate Investments

Other-than-temporary impairments of auction rate investments for the nine months ended December 27, 2008, the seven months ended December 29, 2007, and the pro forma nine months ended December 29, 2007 were as follows:

	Nine months ended Dec. 27, 2008		Seven months ended Dec. 29, 2007		Pro forma nine months ended Dec. 29, 2007
(In thousands, except percentages)	Other-than -temporary Impairment	% of Net Sales	Other-than -temporary Impairment	% of Net Sales	Other-than -temporary Impairment	% of Net Sales
Other-than-temporary Impairment of Auction Rate Investments	$12,497	9.0%	$—	—	$—	—

For the nine months ended December 27, 2008, we recorded other-than-temporary impairment charges of $12.5 million in the results of operations related to our ARS. Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when these securities will become liquid. See discussion above related to other-than-temporary impairment charges and Note 7 “Fair Value Measurements” for further discussion.

Interest and Other Income, net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management and ARS valuation fees and other miscellaneous non-operating items. Interest and other income, net for the nine months ended December 27, 2008, the seven months ended December 29, 2007, and the pro forma nine months ended December 29, 2007 were as follows:

	Nine months ended Dec. 27, 2008		Seven months ended Dec. 29, 2007		Pro forma nine months ended Dec. 29, 2007
(In thousands, except percentages)	Income	% of Net Sales	Income	% of Net Sales	Income	% of Net Sales
Interest and Other income, net	$2,998	2.2%	$4,732	2.7%	$6,555	2.7%

For the nine months ended December 27, 2008, interest and other income, net, was $3.0 million, compared to $4.7 million for the seven months ended December 29, 2007. This $1.7 million decrease was primarily due to a $2.2 million decline in interest income that was primarily the result of a market-driven average yield decrease of approximately 2.2%. Partially offsetting the impact of the interest income decrease were net gains from foreign exchange rate movements.

Compared to the pro forma nine months ended December 29, 2007, interest and other income, net, for the nine months ended December 27, 2008 decreased $3.6 million. This decrease was primarily due to a $5.0 million decrease in interest income, which was primarily caused by a market-driven average yield decline of approximately 3.0%. Partially offsetting the impact of the interest income decrease were net gains from foreign exchange rate movements.

Income Taxes

The total income tax benefit for the nine months ended December 27, 2008 was $6.0 million on pretax loss of $42.1 million, an effective rate of 14.2%. Comparatively, the total income tax provision for the seven months ended December 29, 2007 was $8.3 million on $21.9 million pretax income, an effective tax rate of 37.9%, and the total income tax provision for the pro forma nine months ended December 29, 2007 was $14.4 million on pretax income of $37.3 million, for an effective tax rate of 38.6%. The change in the effective tax rates is primarily related to the goodwill impairment charge recorded in the third quarter of 2009 that is not deductible for US tax purposes as well as a valuation allowance on deferred tax assets that was established in the third quarter. This valuation allowance was due to unrealized capital losses arising from the write-down of our auction rate securities and was necessary because capital losses are only deductible to the extent of capital gains. It is uncertain whether the Company will have the ability to generate sufficient capital gains in the future to utilize these losses and has a limited ability to utilize tax planning strategies given the current market price of the Company’s stock compared to net book value.

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

Net (Loss) Income

Net (loss) Income for the nine months ended December 27, 2008 and the seven months ended December 29, 2007, and the pro forma nine months ended December 29, 2007 was as follows:

	Nine months ended Dec. 27, 2008		Seven months ended Dec. 29, 2007		Pro forma nine months ended Dec. 29, 2007
(In thousands, except percentages)	Net (Loss) Income	% of Net Sales	Net (Loss) Income	% of Net Sales	Net (Loss) Income	% of Net Sales
Net (Loss) Income	$(36,125)	(26.0)%	$13,610	7.7%	$22,909	9.5%

Net loss for the nine months ended December 27, 2008, was $36.1 million or $1.33 per basic and diluted share. This compares to net income for the seven months ended December 29, 2007 of $13.6 million, or $0.48 per basic and diluted share and net income for the pro forma nine months ended December 29, 2007 of $22.9 million, or $0.81 per basic and $0.80 per diluted share. The decreases in net income of $49.7 million and $59.0 million for the seven months and the pro forma nine months ended December 29, 2007, respectively, were driven by the factors and events noted in the preceding portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Liquidity

At December 27, 2008, our principal sources of liquidity consisted of cash, cash equivalents and current marketable investments of $158.6 million and accounts receivable of $23.8 million. At December 27, 2008, we had a current ratio of 8.7 and no long-term debt. Working capital of $274.6 million remained effectively flat compared to the March 29, 2008 balance of $274.7 million.

On October 16, 2008, we announced that we entered into a definitive agreement to acquire Zygo Corporation (Zygo) through an all stock transaction. We have incurred fees and other costs related to the transaction and expect to continue to incur such costs. At December 27, 2008, $1.4 million of such costs were classified as other current assets in the Condensed Consolidated Balance Sheet. We expect these and ongoing fees will be charged to operating expense due to either the termination of the merger agreement or the adoption of SFAS 141R.

On January 20, 2009, Zygo announced that its Board of Directors had withdrawn its recommendation in favor of the merger agreement. ESI believes it continues to have options under the merger agreement, which will remain in effect unless terminated in accordance with its terms.

On May 15, 2008, the Board of Directors authorized a share repurchase program for $20 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. On October 16, 2008, this authorized total was increased to $100 million contingent upon the close of the acquisition of Zygo Corporation. Repurchases under the program are to be made at management’s discretion in the open market in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. No shares were repurchased during the three months ended December 27, 2008. During the nine months ended December 27, 2008, the Company repurchased a total of 307,865 shares for $4.7 million under the share repurchase program at an average price per share of $15.34, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the condensed consolidated statements of cash flow. There is no fixed completion date for the repurchase program.

As of December 27, 2008, we held a total of $15.6 million invested in auction rate securities at par value, while an additional $4.0 million of par value ARS was converted by the bond insurer to its preferred stock. The contractual maturities of the ARS range up to calendar year 2050 and several securities and the preferred stock do not have a stated maturity. At the time of purchase in 2007 these securities were rated AAA and AA. The Company’s ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers, who guarantee the timely payment of principal and interest on these insured securities. Over the past eighteen months, our ARS have experienced failed auctions and most of the bond insurers, including the issuer of the preferred stock, have experienced credit rating downgrades. While we continue to receive interest income on these investments at the maximum contractual rate and expect to receive dividend payments on the preferred stock, the estimated market value of these securities no longer approximates par value.

Consequently, in the first quarter of 2009, it was determined that the decline in fair value of these securities represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost bases of these securities were written down to their estimated fair values with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the fiscal quarter ended June 28, 2008. As a result of credit deterioration and rating downgrades, an additional other-than-temporary impairment charge of $5.4 million was recorded in the second quarter of 2009. In the third quarter of 2009, continued credit deterioration and illiquidity resulted in a $2.0 million other-than-temporary impairment charge. In total, $12.5 million of other-than-temporary impairment charges have been recorded during the first three quarters of 2009. The $7.1 million estimated fair value of these securities remains classified as a non-current investment in the Condensed Consolidated Balance Sheets at December 27, 2008, consistent with the classification at March 29, 2008 and subsequent interim periods. The Company continues to receive all interest payments when due and expects to receive dividend payments on the preferred stock.

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

Sources and Uses of Cash for the Three Months Ended December 27, 2008

Net cash flows provided by operating activities totaled $8.9 million for the three months ended December 27, 2008. Significant impacts to cash flows for the period were the net loss of $29.3 million adjusted for non-cash items totaling $22.6 million, which included the $17.4 impairment charge to goodwill and $2.0 million impairment charge to ARS, offset by net improvements in working capital. Net decreases in trade receivables due to reduced sales volumes and collections of existing receivables provided operating cash of $25.0 million, while decreases in accounts payable and accrued liabilities consumed $8.7 million of cash.

For the three months ended December 27, 2008, net cash of $16.7 million used in investing activities consisted primarily of a net $14.7 million used to settle investment transactions and $1.4 million used in transaction costs for the proposed Zygo acquisition.

For the three months ended December 27, 2008, net cash provided by financing activities of $0.5 million was comprised of proceeds from employee stock plans.

Sources and Uses of Cash for the Nine Months Ended December 27, 2008

Net cash flows provided by operating activities for the nine month period ended December 27, 2008 totaled $24.7 million. Significant impacts to cash flows for the period were the year-to-date net loss of $36.1 million adjusted for non-cash items totaling $36.0 million and net improvements in working capital. Net decreases in trade receivables provided operating cash of $34.3 million and net decreases in inventories provided $9.3 million. Operating cash was consumed by net decreases in accounts payable and accrued liabilities of $16.8 million.

For the nine months ended December 27, 2008, net cash of $21.5 million used in investing activities consisted primarily of a net $17.1 million used to settle investment transactions, $3.0 million used in the purchases of property and equipment, and $1.4 million used for transaction costs for the proposed Zygo acquisition.

For the nine months ended December 27, 2008, net cash used in financing activities of $2.4 million was comprised of $4.7 million used for the repurchase of our common stock partially offset by $2.4 million in proceeds received from employee stock plans.

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

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). This Staff Position offers clarifying guidance related to the application of SFAS No. 157, issued in September 2006, when the market for the financial asset is not active. This guidance includes clarification related to (1). how management should consider its internal cash flow and discount rate assumptions when measuring fair value when relevant observable data do not exist; (2) how observable market information in a market that is not active should be considered when measuring fair value; (3) how to use market quotes when assessing the relevance of observable and unobservable data available to measure fair value.

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

Contractual Commitments

There have been no significant changes in our contractual commitments and obligations subsequent to those reported in our 2008 Transition Report on Form 10-K for our fiscal year ended on March 29, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2008, pursuant to All Ring’s motion, the Court issued a suspension order, staying the formal infringement action until after a final decision is rendered in the cancellation action. The High Court revoked the Court’s suspension decision on May 2, 2008. On May 12, 2008, All Ring appealed the High Court’s ruling. The Supreme Court denied All Ring’s appeal on August 12, 2008. On September 3, 2008, the presiding judge of the Court asked for re-assignment of the formal action to a new judge, and it was re-assigned to Judge Lin in November 2008. The proceedings have since resumed.

Pursuant to the Court’s Provisional Attachment Order and Preliminary Injunction Order, in October 2005, we were required to post a Taiwan dollar security bond with the Court. An additional Taiwan dollar bond of approximately US$2.1 million was posted in June 2007 related to the second PAO. The total security bonds were valued at approximately US$8.9 million at December 27, 2008 and this amount was included in other assets in the Condensed Consolidated Balance Sheet at December 27, 2008.

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

Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers and other electronic products. The markets for electronic devices have experienced sharp downturns in the past, are currently experiencing such a downturn, and may experience further downturns in the future. In 2008, we began to see the impact of weakness in the memory market and lower capital spending, particularly in the fourth quarter. This weakening trend has continued, with orders in all of our product groups declining in both the second and third quarters of 2009. There could be further declines in these markets and others. During such downturns, semiconductor and micro-electronics manufacturers, including our customers, can be expected to delay or cancel capital expenditures, which may have a negative impact on our financial results. During a downturn, we are not able to project when or if demand for our products will increase or that demand will not decrease further. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During this and any downturn, it is difficult for us to maintain our sales levels. As a consequence, to maintain profitability we need to reduce our operating expenses. Our ability to quickly reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and our subsequent ability to implement those actions and realize expected cost savings. Additionally, we may be unable to defer capital expenditures and we need to continue to invest in certain areas such as research and development. This and any economic downturn may also cause us to incur charges related to impairment of assets, inventory write-offs, and reductions in force, and we may experience delays in payments from our customers, which would have a negative effect on our financial results. For example, in the third quarter of 2009 we incurred a charge of $17.4 million for the impairment of our goodwill balance.

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

The global financial crisis and economic slowdown may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system and economic slowdown have had and may continue to have an impact on our business and our financial condition. For example, demand for consumer electronics has fallen as a result of these events, reducing capital spending by our customers and thereby adversely affecting demand for our products. In addition to the impact that the global financial crisis and economic slowdown have already had on us, we may face significant challenges if these conditions do not improve or continue to worsen. Demand for our products could be adversely impacted if customers are not able to obtain financing for capital expenditures, declare bankruptcy, or are forced to discontinue operations, which could have a negative effect on our revenues. For example, in January 2009, Qimonda AG, one of our historical SG customers, filed a petition to open insolvency proceedings in Germany.

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

We depend on a few significant customers for a large portion of our revenue. For example, our top ten customers for 2008 accounted for approximately 59% of total net sales in 2008, with two customers accounting for a cumulative 23% of total net sales in 2008. None of our customers has any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time. Further, reduced revenue resulting from cyclicality or market downturns may result in a few customers accounting for a higher percentage of our revenue. For example, in the second quarter of 2009, one customer accounted for approximately one-third of our revenue primarily as a result of reduced overall revenue in the quarter. As a result, any delay, reduction or cessation in purchases by such customers during a period of reduced sales could have a significant negative impact on our financial results. In addition, the semiconductor industry, and particularly the memory market, is very cyclical, which could result in consolidation among customers, changes in various partnership and technology arrangements among customers, bankruptcy of customers or departures of customers from the industry. For example, in January 2009, Qimonda AG, a historical SG customer that as recently as 2007 was one of our top ten customers, filed a petition to open insolvency proceedings in Germany. These changes could negatively affect demand for our products or negatively impact the value of our technology strategies.

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

We and our competitors are continuously working to develop new or enhanced products and new technologies. The introduction by us or by our competitors of new or enhanced products, or alternative technologies, may cause our customers to defer, change or cancel orders for our existing products or cease purchasing our products altogether, which may harm our operating results. In the past we have also experienced delays in new product development. Similar delays may occur in the future. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or, where necessary, to license these technologies from others.

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

The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technology changes or emerging industry standards. Any failure to respond to product or technology changes or new industry standards that may render our current products or technologies obsolete could significantly harm our business.

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

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. While we attempt in our designs to avoid patent infringement, from time to time we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. Competitors or others have in the past and may in the future assert infringement claims against our customers or us with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

We may be subject to a variety of risks and uncertainties relating to the proposed transaction with Zygo Corporation.

In October 2008, we entered into an agreement to acquire Zygo Corporation. On January 20, 2009, Zygo notified us that its board of directors had withdrawn its recommendation in favor of the merger. We believe we have alternatives under the merger agreement, including proceeding with a shareholder vote or terminating the merger agreement and demanding payment of the break-up fee provided in the agreement.

If we elect to terminate the agreement and demand the break-up fee, there is a risk that litigation with Zygo could result. This could result in substantial costs being incurred and diversion of management’s attention, which could have a negative effect on our business. These risks also exist if we seek to collect the reduced break-up fee payable if the Zygo shareholders do not approve the transaction in the event we elect to proceed with a shareholder vote.

If we elect to proceed with this proposed acquisition and it receives the requisite shareholder approvals, there will be numerous risks, many of which are unpredictable and beyond our control, including:

•	Difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of the merged businesses;

•	Implementation of the Company’s ERP system into the acquired company’s operations;

•	Diversion of management’s attention from other operational matters;

•	The potential loss of key employees of the acquired company;

•	Lack of synergy or inability to realize expected synergies resulting from the proposed acquisition;

•	Acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	Difficulties establishing satisfactory internal controls at the acquired company;

•	Risks and uncertainties relating to the performance of the combined company following the proposed transaction; and

•	Incurring unanticipated liabilities for which we will not be indemnified.

Our inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations and could cause us not to realize the anticipated benefits of the proposed acquisition on a timely basis or at all. Because we would be issuing common stock to pay for the proposed acquisition, the ownership percentage of our existing shareholders will be reduced and the value of the shares held by our existing shareholders could be diluted. In addition, the accounting for the proposed acquisition could result in significant charges resulting from amortization of intangible assets we acquire.

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

Our business and operating results are subject to uncertainties arising out of the possibility of regional or global economic disruptions (including those resulting from the global financial crisis and economic slowdown, natural disasters, or outbreaks of infectious disease), the economic consequences of military action or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties, we are subject to:

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

We currently hold $15.6 million of par value Auction Rate Securities (ARS) and preferred stock that resulted from the conversion of an additional $4.0 million of par value ARS by the bond insurer. The estimated fair value of these securities at December 27, 2008, was $7.1 million. At the time of purchase in 2007 these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050 and several securities and the preferred stock do not have stated maturities. The Company’s ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par.

As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of 2008 the Company’s ARS began to experience failed auctions. Since that time none of the Company’s securities have traded through the auction process and no other market transactions for these securities have been observed. Further deterioration in the general markets and global economy resulted in credit rating downgrades of the nation’s two largest bond insurers and the effective elimination of the active market for auction rate securities. The Company holds ARS issued or insured by these two bond insurers.

At the end of the first quarter of 2009, it was determined that the decline in fair value of these ARS represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the first quarter with an other-than-temporary impairment charge of $5.1 million recorded in the results of operations for the three months ended June 28, 2008.

Near the end of the second quarter of 2009, Lehman Brothers, the broker who had been providing investment management, custodial and valuation services for these securities, declared bankruptcy and ceased providing valuation services for the Company. Consequently, the Company procured independent, third-party valuations of these securities as of the end of the second and third quarter. As a result of the continued deterioration in the credit markets along with further credit downgrades experienced by insurers of the Company’s ARS, the valuations of these securities have declined from the values estimated as of the end of the first quarter of 2009. Accordingly, the cost bases of these securities were written down to their estimated fair values at the end of the second quarter and third quarters with other-than-temporary impairment charges of $5.4 million and $2.0 million, respectively.

The $7.1 million estimated fair value of these securities remains classified as a non-current investment in the Condensed Consolidated Balance Sheets at December 27, 2008, consistent with the classification at March 29, 2008 and each interim reporting period thereafter. Due to the unsuccessful auctions and downgrades of the insurers, interest rates on the ARS have been reset at higher rates with predetermined premiums as defined in the security offerings. We have the intent and ability to hold these securities for an extended period of time, continue to receive interest income when due, and expect to receive dividends on the preferred stock. Given the continued challenges in the financial markets and the prolonged credit crisis, the Company cannot reasonably predict when these securities will become liquid.

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

The following table sets forth information about the share repurchase transactions in accordance with SEC Regulation S-K, Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Sept. 28, 2008 to Nov. 1, 2008	—	—	307,865	$15,280,090
Nov. 2, 2008 to Nov. 29, 2008	—	—	307,865	$15,280,090
Nov. 30, 2008 to Dec. 27, 2008	—	—	307,865	$15,280,090

Total	—	—

(a)	“Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects the $20.0 million share repurchase program approved by the Board of Directors on May 15, 2008, less $4.7 million purchased in 2009. As of December 27, 2008, a total of 307,865 shares have been repurchased at average price of $15.34 per share, calculated inclusive of commissions and fees.

Subsequent to the end of the second quarter of 2009, the Board of Directors approved an increase to the existing share repurchase program to $100 million, contingent upon the close of the acquisition of Zygo Corporation. See Note 5 “Proposed Acquisition of Zygo Corporation” for additional information on the acquisition of Zygo Corporation.

Item 6.	Exhibits

This list is intended to constitute the exhibit index.

2.1	Agreement and Plan of Merger and Reorganization by and among Electro Scientific Industries, Inc., Zirkon Merger Sub LLC and Zygo Corporation, dated as of October 15, 2008. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 15, 2008.

2.2	Amendment No. 1 to Agreement and Plan of Reorganization by and among Electro Scientific Industries, Inc., Zirkon Merger Sub LLC and Zygo Corporation, dated as of December 2, 2008. Incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 filed on December 8, 2008.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	2004 Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 21, 2004.

4.1	Amended and Restated Rights Agreement, dated as of March 1, 2001, between the Company and Mellon Investor Services, relating to rights issued to all holders of Company common stock. Incorporated by reference to Exhibit 4-A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

4.2	First Amendment to Amended and Restated Rights Agreement, dated as of August 26, 2002, between the Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed on August 27, 2002.

4.3	Second Amendment to Amended and Restated Rights Agreement, dated as of August 20, 2008, between the Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed on August 25, 2008.

4.4	Third Amendment to Amended and Restated Rights Agreement, dated as of December 8, 2008, between Electro Scientific Industries, Inc. and Mellon Investor Services LLC. Incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed on December 9, 2008.

10.1	Voting Agreement, dated as of December 8, 2008, among Electro Scientific Industries, Inc. and The D3 Family Fund, L.P., The D3 Family Bulldog Fund, L.P., The D3 Family Canadian Fund, L.P., The DIII Offshore Fund, L.P., Nierenberg Investment Management Company, Inc., Nierenberg Investment Management Offshore, Inc. and David Nierenberg. Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on December 9, 2008.

10.2	Amendment to Employment Agreement, dated November 12, 2008, between the Company and Nicholas Konidaris.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 4, 2009	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)