Form 10-K
period 2009-03-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2009-06-10
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2009

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

Common Stock, without par value

Series A No Par Preferred Stock Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($14.75) as reported by the NASDAQ National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 27, 2008) was $398,170,158.

The number of shares outstanding of the Registrant’s Common Stock as of June 8, 2009 was 27,265,736 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2009 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

2009 FORM 10-K ANNUAL REPORT

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

Fiscal Year

On July 3, 2007, our Board of Directors approved a change in our reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, our fiscal year 2008 consisted of approximately a ten-month period containing 43 weeks ending on March 29, 2008. Fiscal year 2009 represents a twelve-month period ended March 28, 2009.

Because of the change in reporting periods, year to date information for the period ended March 29, 2008 consists of the ten months beginning June 3, 2007 and ending March 29, 2008. In addition, as discussed in Note 4 “Comparative Consolidated Statements of Operations (Unaudited)”, for comparative purposes, we provided pro forma results for the twelve months ended March 29, 2008 and the ten months ended March 31, 2007. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

Acquisition of New Wave Research, Incorporated

On July 20, 2007, we acquired New Wave Research, Incorporated (NWR), a privately-held company headquartered in Fremont, California. NWR is a global leader in the development of high-end lasers and laser-based systems and its products are used in the semiconductor market for sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging our combined core competencies into adjacent markets and driving revenue growth and shareholder value. See “Acquisition of New Wave Research, Incorporated” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 “Acquisition of New Wave Research, Incorporated” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data of Part II of this Form 10-K for further discussion.

Business Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global semiconductor and micro-electronics markets, including advanced laser systems that are used to micro-engineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, passive components, electronic interconnect devices, and other components used in a wide variety of end products in the computer, consumer electronics, communications and other industries. Our equipment enables these manufacturers to achieve yield and productivity gains in their manufacturing processes that can be critical to their profitability. ESI was founded in 1944 and is headquartered in Portland, Oregon.

Our advanced laser microengineering and testing systems allow semiconductor and micro-electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields. Laser micro-engineering comprises a set of precise fine-tuning processes, including micro-machining, wafer scribing and dicing, semiconductor memory-link cutting, device trimming and via drilling, that requires application-specific laser systems able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance during the manufacturing process for semiconductor devices, high-density interconnect (HDI) circuits, including flexible interconnect material and advanced semiconductor packaging, high-brightness light emitting diodes (LED), flat panel liquid crystal displays (LCD) and general micro-machining applications.

Additionally, we produce high-capacity test and optical inspection equipment that is critical to the quality control process during the production of multi-layer ceramic capacitors (MLCCs). Our equipment ensures that each MLCC meets both the electrical and physical tolerances required to perform properly.

Semiconductor and Micro-electronics Industry Overview

The semiconductor and micro-electronics markets continue to be driven by demand for advanced features and improved functionality for consumer items. The technologies for consumer-oriented electronics such as PDA’s, computers, mobile computing devices, video games and high-definition televisions have developed rapidly as increasingly affordable products have been introduced that offer more functionality in smaller form. In addition, electronic systems such as electronic ignition, safety, and sensor-based control systems are increasingly being used to replace components that in the past were predominantly mechanical across a number of industries.

These dynamics in turn are driving the need for faster, smaller, more complex, less expensive and higher-quality electronic devices and circuits. To achieve these performance, size and cost improvements, semiconductor and other device manufacturers are increasing the circuit densities in these devices. Manufacturers of cellular telephones, for example, must miniaturize the circuits to accommodate added functionalities within the size limitations of their finished products. In addition, analog-to-digital and hybrid circuits must be tuned to operate within precise specifications, enabling greater performance and functionality.

Smaller and lighter devices also drive the need to shrink the physical dimensions of the semiconductor packaging and the HDI circuit board on which it is mounted. Higher operating speeds of computers and communications products also require more input and output channels within these packages and between the packages and the HDI circuit board. These trends require more accurate and smaller vias to create connections between layers and interconnecting devices.

In addition, the highly competitive consumer markets for electronic products drive demand for lower-cost semiconductor devices and components. Semiconductor devices are produced in large unit volumes and their production and testing is highly automated. Manufacturers continually seek to reduce costs by improving throughput, yield and quality. These manufacturers are also utilizing new materials to improve performance and reduce power consumption. These ongoing changes challenge semiconductor equipment suppliers to continually innovate new manufacturing process solutions and equipment.

For example, dynamic random access memory (DRAM) producers are continuing to shrink the size of individual memory devices on a wafer in order to improve profitability. As the industry moves from the 70 nanometer technology node down to 58 nanometers and below, the number of memory devices per 300mm wafer can increase as much as 50 percent. To improve production yield, or the number of functioning devices produced per silicon wafer, device manufacturers utilize advanced systems, such as our new dual beam Tailored Pulse laser memory repair products.

As semiconductor manufacturers move toward higher densities and more complex architectures, machine vision has emerged as a critical technology. Machine vision allows manufacturers to achieve increased speed with fewer errors. This technology is integral to many applications and is utilized extensively for alignment and inspection within our products as well as for stand alone applications such as wafer identification.

In addition, as consumer devices become smaller and more complex, more capacitance is required to be designed into the circuit. This has resulted in a significant increase in the use of higher capacitance, smaller, passive components or multi-layer ceramic capacitors (MLCC’s). In 2008, estimated production of MLCC’s was over 1 trillion units. These MLCC’s must be tested electrically and optically to characterize performance and ensure reliability. Automated equipment to test these MLCC’s in the manufacturing environment, like our high capacitance tester, can test and sort up to 500,000 parts per hour.

Variations of these advanced semiconductor technologies and manufacturing processes are increasingly being employed in the production of other types of devices and components, including Light Emitting Diodes or LED’s. For example, automated, laser-based systems, like our Accuscribe 21XX, are used to scribe the sapphire wafer to separate individual LED devices in the production of LED’s. LED’s are increasingly utilized in electronics, display, automotive, and general lighting applications.

A growing portion of our business is derived from specialized micro-engineering applications. Any material that can be cut, drilled, etched, or otherwise surface treated using a mechanical process can be micro-machined with greater precision and accuracy using a laser-based solution. As the form factors of consumer goods and other products or devices become more compact, mechanical processes will not be able to meet the stringent specifications demanded by producers. We believe the capabilities of laser-based solutions for micro-engineering will enable our customers to move beyond the limitations of mechanical processes and generate significant growth for the Company in the future.

Our Solutions

We believe our products address the needs of semiconductor and micro-electronics manufacturers by providing them with a high return on their investment due to measurable production benefits, such as improved yield, increased throughput, higher performance, smaller component size and greater reliability. We typically design our production systems to be easily upgraded, enabling them to accommodate the next generation of technology and giving customers the flexibility to add capacity or improve product performance at a reasonable incremental cost.

Our core competencies enable us to design, manufacture, and market a variety of laser-based, integrated solutions for microengineering applications in high-volume manufacturing environments. These core competencies include a deep understanding of laser/material interaction, laser beam positioning, optics and illumination including image processing and optical character recognition, high-speed motion control, small parts handling, and systems engineering. We combine this technology expertise with a thorough understanding of our customers’ processes and objectives to develop integrated solutions and products addressing multiple markets and applications.

Our customers manufacture semiconductors, passive components, interconnect/packaged devices, and other components which, in turn, serve a wide range of electronic applications. The largest end-market applications for electronic devices and circuits that are produced using our systems are:

•	Computers;

•	Telecommunications; and

•	Consumer electronics.

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

Gain share in existing markets

We intend to leverage our core competencies and existing technologies to grow our overall market position serving manufacturers in semiconductor, advanced semiconductor packaging, LED wafer production, LCD repair and passive components—all markets in which we currently maintain a leadership position. We intend to maintain and grow our leadership position by developing new products that have higher performance, throughput and reliability, thereby lowering the effective cost of ownership to our customers.

Expand our addressable markets

We plan to leverage our core competencies, customer collaboration, and common platforms to expand our addressable markets by entering into adjacent applications such as via drilling, scribing, dicing, or optical inspection of different types of materials or devices within our existing markets. In addition, we believe there are opportunities to extend these same types of applications to enable better performance or yield improvement of devices or components used in adjacent end markets such as energy, medical, industrial and security. We intend to expand our addressable markets through both internal and external business development.

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

Increase the value of our products to global customers

We are focused on improving the yield, throughput and productivity of our customers by utilizing our technology, global infrastructure, customer service and ability to integrate multiple technologies. We work with our market-leading customers through high-level, multi-disciplinary management and employee teams to define and produce the next generation of manufacturing systems. This requires confidential interaction between the customer and ESI, sharing technology and product roadmaps often looking out over a three- to five-year period. Embracing the industry trend toward globalization has enabled us to elevate our presence in key world markets, particularly in the Asia-Pacific market.

Our Products

We operate within one segment, high technology manufacturing equipment, which is comprised of products grouped according to our three key target markets: semiconductors, passive components and interconnect / micro-machining.

Semiconductor Group (SG)

Semiconductor Memory Yield Improvement Systems

Our semiconductor memory-yield improvement product line is designed to cost-effectively meet the production challenges faced by semiconductor manufacturers, including shrinking circuit sizes, material changes and increasing numbers of memory devices per wafer. As circuit densities in semiconductor memory devices such as DRAM have increased, manufacturers have built redundant cells into their memory designs and connected them with small electrical links on the device surface. During the manufacturing process, wafers with millions of individual memory cells are tested to identify defective cells. Our laser systems are then used to cut links that reprogram the device by disconnecting the paths to defective portions of the memory device and replacing them with functional redundant cells. This process enables significant post-repair yield improvements that are essential for our customers’ profitability.

Our semiconductor memory-yield equipment is primarily used in the manufacture of DRAMs and NAND flash memory devices.

Our 98XX series systems are designed specifically for the 300mm wafer processing market, but can also handle 200mm wafers. Our UV laser fuse processing tools deliver best in class spot size with greater depth of focus for processing future generations of integrated circuits (ICs). With the recent introduction of the dual-beam 9850 system, we provide significant throughput increases compared to a single beam repair tool. The 9850 can be configured for use in either infrared (IR) or UV laser fuse processes. These high-performance systems deliver increased manufacturing productivity and minimize capital requirements.

Thin Film Trimming

Our Model 2100 thin-film-on-silicon (TFOS) trimming system enables manufacturers to improve the precision of the components they produce by trimming performance parameters to specific values for applications in wireless, instrumentation, and precision analog devices. It employs a unique prober-independent architecture and patented 1.3-micron wavelength process to deliver superior throughput and yield.

LED Wafer Scribing

Our Accuscribe line of sapphire wafer scribing tools is a key component in the manufacture of high-brightness blue LEDs. During production, these LEDs are created on a thin wafer of synthetic sapphire crystal that must be broken up into individual units at the end of the process. The brittle nature of the sapphire wafer requires that it be carefully cut in order to prevent unwanted fractures and yield losses when the wafer is broken apart into discrete LEDs. The Accuscribe system uses a laser to etch the wafer with a precise groove between individual LEDs. When mechanical force is applied to the wafer, it fractures along these grooves and allows the wafer to be split apart into discrete LEDs which results in high production yields.

LCD Repair

Our laser LCD repair systems are critical to improving yields in the manufacture of flat panel displays. During production, individual pixels of a display may develop electrical defects that result in either emitting no light or only producing a steady white light. To correct these defects, flat panel display producers employ a laser repair process to isolate the electrical defects during production by cutting the inputs to the pixel. Our laser systems are primarily sold as a key component to the manufacturers of LCD repair tools.

Machine Vision

We have extensive machine vision capabilities. This capability is integrated into our semiconductor systems, sold to original equipment manufacturers (OEMs) for incorporation into electronics-manufacturing equipment, performing alignment, identification, part placement, die and wire bonding and other functions, and is the key technology in our Bullet™ wafer-identification (ID) reader. This capability is also being applied into a variety of electronic component and device inspection applications.

Passive Components Group (PCG)

We design and manufacture products that combine high-speed small parts handling technology with real-time control systems to provide highly automated, cost-effective solutions for manufacturers of MLCCs and other passive components such as capacitor arrays, inductors, resistors, varistors and hybrid circuits. These components, produced in quantities of hundreds of billions of units per year, process analog, digital and high-frequency signals in nearly all electronic products.

We provide several types of products and solutions in this market. Our MLCC test systems employ high-speed handling and positioning techniques to precisely load, test and sort MLCCs based on their electrical energy storage capacity, or capacitance, and their electrical energy leakage, or dissipation factor. Our model 35XX is the most productive tester in the market today and continues to gain acceptance with major MLCC manufacturers which have traditionally developed and used their own in-house systems. We also offer termination systems which apply a conductive material to the ends of ceramic capacitors permitting connection of the device in a circuit on a high-density printed wiring board. Our optical inspection systems perform six-sided automated inspection of MLCCs and arrays for dimensional criteria and defects. Circuit fine-tuning systems are application-specific laser systems that adjust the electrical performance of a hybrid circuit, or that adjust an electronic assembly containing many circuits, by removing a precise amount of material from one or more circuit components. Finally, we produce consumable products such as carrier plates and termination belts, both of which are used to hold MLCCs in the manufacturing process.

Interconnect/Micro-machining Group (IMG)

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

In addition, our tools can be configured with a variety of lasers and material handling devices that make them ideal for general micro-machining applications. As technologies enable shrinking sizes and the form factors of consumer goods and other products or devices become more compact, mechanical processes will not be able to meet the stringent specifications demanded by producers. The capabilities of laser-based solutions for micro- machining will enable our customers to move beyond the limitations of mechanical processes and generate significant growth for the Company in the future.

Customers

Our top ten customers for fiscal 2009, 2008 and 2007 accounted for approximately 50%, 59% and 62% of total net sales, respectively. One customer, Apple Computer, Inc. and its affiliates, accounted for approximately 21% of total net sales in 2009. Two customers, Samsung and Hynix, together accounted for approximately 23% and 34% of total net sales in fiscal 2008 and 2007, respectively. No other customer individually accounted for more than 10% of total net sales in fiscal 2009, 2008 or 2007.

Sales, Marketing and Service

We sell our products worldwide through direct sales and service offices, value-added resellers and independent representatives located around the world. ESI has direct sales and service personnel in Oregon, California, and several other states; Japan, Korea, Taiwan, Singapore and China in Asia; and the United Kingdom, Germany and France in Europe. We serve selected customers in the United States, South America, Europe, Israel and additional countries through manufacturers’ representatives.

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

Backlog

Backlog consists of purchase orders for products and spare parts that we expect to ship within 12 months and service contracts for performance generally within 24 months. Backlog does not include deferred revenue. Backlog was $16.8 million at March 28, 2009 compared to $42.1 million at March 29, 2008, representing a decrease of 60% driven by weak demand in 2009 as a result of the global economic recession. The stated backlog is not necessarily indicative of sales for any future period nor does backlog represent any assurance that we will realize a profit from filling the orders.

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

Our research and development expenditures for fiscal 2009, 2008 (ten months) and 2007 were $38.2 million (24.3% of net sales), $36.1 million (14.6% of net sales) and $37.7 million (15.0% of net sales), respectively.

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

The principal competitor for our semiconductor group is GSI Group Inc. Competitors for LED scribing include Disco Corporation, JP Sercel Associates, Inc. and Laser Solutions, Inc. LCD repair competitors include Big Sky Laser Technologies, Inc. and Hoya Corporation. Our interconnect/micro-machining group competes with laser systems provided by Hitachi Via Mechanics Ltd., LPKF Laser & Electronics AG and Mitsubishi Electric Corporation. For the passive component group, our competitors include Daiichi Jitsugyo Viswill Co., Ltd., GSI Group Inc., Humo Laboratory, Ltd. and Tokyo Weld Co., Ltd. as well as component manufacturers that develop systems for internal use.

Manufacturing and Supply

Our production facilities are located in Portland, Oregon, Klamath Falls, Oregon, and Fremont, California. The Fremont facility manufactures products for our New Wave Research division and the Klamath Falls facility manufactures passive component consumable products. We utilize a major global contract manufacturer in Singapore to complete final assembly for certain systems. Manufacturing operations located in Portland consist of electronic subassembly and final system assembly for all of our other products. As we move forward with efforts to streamline the organization and improve efficiencies, we expect a growing percentage of final systems will be shipped from Singapore.

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

Patents and Other Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 149 United States patents and 353 patents issued outside of the United States as of March 28, 2009. Additionally, as of March 28, 2009, we had 150 patent applications pending in the United States and 425 patent applications pending outside of the United States. Although our patents are important, we believe that the success of our business also depends on the technical competence and innovation of our employees.

We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.

Employees

As of March 28, 2009, we employed 567 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Environmental Compliance

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

Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers and other electronic products. The markets for electronic devices have experienced sharp downturns in the past, are currently experiencing such a downturn, and may experience further downturns in the future. In 2008, we began to see the impact of weakness in the memory market and lower capital spending, particularly in the fourth quarter. This weakening increased significantly and expanded to general microelectronics and other markets during 2009 driven by the financial and credit markets and subsequent global economic weakening, resulting in a decline in orders for all of our product groups in the second, third and fourth quarters of 2009, with virtually no SG systems orders in the third and fourth quarters of 2009. There could be further declines in these markets and others. During such downturns, semiconductor and micro-electronics manufacturers, including our customers, can be expected to delay or cancel capital expenditures, which may have a negative impact on our financial results. During a downturn, we are not able to project when or if demand for our products will increase or that demand will not decrease further. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During this and any downturn, it is difficult for us to maintain our sales levels. As a consequence, to maintain profitability we need to reduce our operating expenses. Our ability to quickly reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and our subsequent ability to implement those actions and realize expected cost savings. Additionally, we may be unable to defer capital expenditures and we need to continue to invest in certain areas such as research and development. These factors could cause us to use greater amounts of cash in our operating and investing activities, thus reducing our existing cash and investment balances. This and any economic downturn may also cause us to incur charges related to impairment of assets, inventory write-offs, and reductions in force, and we may experience delays in payments from our customers, which would have a negative effect on our financial results.

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

The continued credit crisis and related turmoil in the global financial system and economic slowdown have had and may continue to have an impact on our business and our financial condition. For example, demand for consumer electronics has fallen as a result of these events, reducing capital spending by our customers and thereby adversely affecting demand for our products. In addition to the impact that the global financial crisis and economic slowdown have already had on us, we may face significant challenges if these conditions do not improve or continue to worsen. Demand for our products could be adversely impacted if customers are not able to obtain financing for capital expenditures, declare bankruptcy, or are forced to discontinue operations, which could have a negative effect on our revenues. For example, in January 2009, Qimonda AG, historically one of our top customers, filed a petition to open insolvency proceedings in Germany.

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

Our competitors’ greater resources in the areas described above may enable them to:

•	Better withstand periodic downturns;

•	Compete more effectively on the basis of price and technology; and

•	More quickly develop enhancements to and new generations of products.

We believe that our ability to compete successfully depends on a number of factors, including:

•	Performance of our products;

•	Quality of our products;

•	Reliability of our products;

•	Cost of using our products;

•	The ability to upgrade our products;

•	Consistent availability of critical components;

•	Our ability to ship products on schedules required;

•	Quality of the technical service we provide;

•	Timeliness of the services we provide;

•	Our success in developing new products and enhancements, including those that are able to compete with new technological advancements;

•	Our understanding of the needs of our customers;

•	Existing market and economic conditions; and

•	Price of our products as compared to our competitors’ products.

We may not be able to compete successfully in the future and increased competition may result in price reductions, reduced profit margins and loss of market share.

We depend on a few significant customers and we do not have long-term contracts with any of our customers.

We depend on a few significant customers for a large portion of our revenue. For example, our top ten customers for 2009 accounted for approximately 50% of total net sales in 2009, with one customer, Apple Computer, Inc. and its affiliates, accounting for approximately 21% of total net sales. In 2008, our top ten customers accounted for approximately 59% of total net sales, with two customers accounting for a cumulative 23% of total net sales. None of our customers have any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time. Further, reduced revenue resulting from cyclicality or market downturns may result in a few customers accounting for a higher percentage of our revenue, as evidenced by one customer accounting for approximately 21% of net sales in 2009. As a result, any delay, reduction or cessation in purchases by such customers during a period of reduced sales could have a significant negative impact on our financial results. In addition, the semiconductor industry, and particularly the memory market, is very cyclical, which could result in consolidation among customers, changes in various partnership and technology arrangements among customers, bankruptcy of customers or departures of customers from the industry. For example, in January 2009, Qimonda AG, historically one of our top customers, filed a petition to open insolvency proceedings in Germany. These changes could negatively affect demand for our products or negatively impact the value of our technology strategies.

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

We and our competitors are continuously working to develop new or enhanced products and new technologies. For example, for many years, the semiconductor memory industry has employed alternative redundancy technologies. The adoption by our customers of non-laser based redundancy technology could have a material adverse effect on demand for our SG products. The introduction by us or by our competitors of new or enhanced products, or alternative technologies, may cause our customers to defer, change or cancel orders for our existing products or cease purchasing our products altogether, which may harm our operating results.

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

We acquire inventory based upon projected demand and our technology roadmap. If these projections are incorrect, or our technology strategy changes, we may carry inventory that cannot be used, which may result in significant charges for excess and obsolete inventory.

Our business is highly competitive and one factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap which we expect to be utilized in new products. Certain types of inventory, including lasers and optical equipment, are particularly expensive and can only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. For example, at March 28, 2009, we had $84.9 million of inventory reflected on our Consolidated Balance Sheet, much of which we purchased or committed to purchase prior to the time the severity of the current economic downturn became apparent. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which could negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory which may not be usable under the new strategy, which may result in material accounting charges. For example, during fiscal 2009, we recorded a $4.1 million charge to write-off material from an RD&E program due to a change in our product development strategy.

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

We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•	Difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of the merged businesses;

•	Implementation of the Company’s enterprise resource planning (ERP) system into the acquired company’s operations;

•	Diversion of management’s attention from other operational matters;

•	The potential loss of key employees of the acquired company;

•	Lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	Acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	Difficulties establishing satisfactory internal controls at the acquired company;

•	Risks and uncertainties relating to the performance of the combined company following the transaction; and

•	Incurring unanticipated liabilities for which we will not be indemnified.

Our inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations and could cause us not to realize the anticipated benefits of an acquisition on a timely basis or at all. In addition, if we issue common stock to pay for an acquisition, the ownership percentage of our existing shareholders will be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. In addition, the accounting for an acquisition could result in significant charges resulting from amortization of intangible assets we acquire, and new accounting guidelines, effective beginning fiscal 2010, will require that acquisition transaction costs be expensed as incurred rather than capitalized.

We may also make strategic investments in development stage companies and such investments are subject to a high degree of risk, and therefore it is possible that we could lose our entire investment.

We are exposed to the risks of operating a global business, including risks associated with exchange rate fluctuations, legal and regulatory changes and the impact of regional and global economic disruptions.

International shipments accounted for 81% of net sales in 2009, with 70% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have an arrangement with a contract manufacturer in Singapore to complete the manufacture of certain of our products. Our non-U.S. sales, purchases and operations, including contract manufacturing, are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

No market currently exists for the ARS we hold and as a result we may not be able to liquidate them at the current valuation, if at all. As a result, we have written down the cost basis of these securities to their estimated fair value with other-than-temporary impairment charges to earnings and we may have to do so again in the future under certain scenarios.

As of March 28, 2009, we held a total of $15.6 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The estimated fair value of these securities at March 28, 2009 was $6.0 million. At the time of purchase in 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050 and several securities and the preferred stock do not have stated maturities. Our ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par. Over the past twenty-one months, our ARS have experienced failed auctions and the bond insurers, including the issuer of the preferred stock, have experienced credit rating downgrades. While we continue to receive interest income on these investments at the maximum contractual rate and receive dividend payments on the preferred stock, the estimated market value of these securities no longer approximates par value.

Consequently, it was determined that the decline in fair value of these securities represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost basis of these securities was written down to their estimated fair values with an other-than-temporary impairment charge of $13.6 million for the year ended March 28, 2009, of which $1.1 million was recorded during the fourth quarter. The $6.0 million estimated fair value of these securities is classified as a non-current investment on the Consolidated Balance Sheet at March 28, 2009, consistent with the classification at March 29, 2008. We continue to receive all interest payments when due and expect to receive dividend payments on the preferred stock.

Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when these securities will become liquid, and it is not possible to ascertain when or whether market conditions will change resulting in the recovery of fair value on these auction rate securities. It is possible that a secondary market for auction rate securities may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such a scenario, or if other events arise that impact the fair value of the securities, we may have to recognize further other-than temporary impairment charges, which would adversely impact our financial position and results of operations.

It is also possible that continued uncertainty in the credit markets could also impact the liquidity of our other investments and cash equivalents, which could impair our liquidity or require us to recognize other-than-temporary impairment on the value of those investments, which would negatively impact our financial position and results of operations.

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

Our executive and administrative offices, as well as our primary manufacturing facilities, are located in Portland and Klamath Falls, Oregon. The system manufacturing facilities are located in a four-building complex with 250,800 square feet of space on 15 acres in Portland, Oregon. The passive component consumable products are manufactured at a 53,000 square foot plant on 31 acres in Klamath Falls, Oregon. We own all of these buildings. We believe the productive capacity of these facilities to be adequate and suitable for the requirements of our business for the foreseeable future.

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

In November 2005, All Ring filed a cancellation action against our 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring us to cancel two of the claims in the 207469 patent. No other claims of the patent have been rejected. We filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. On August 12, 2008, the IPO decided the action in our favor and dismissed the cancellation action. All Ring appealed the IPO’s cancellation decision to the Board of Appeal of the Ministry of Economic Affairs (MOEA) on September 12, 2008. On March 23, 2009, the MOEA dismissed the IPO’s cancellation decision solely on procedural grounds. The MOEA remanded the case to the IPO with a request that the IPO issue another decision within six months that rectifies the procedural defects of the IPO’s earlier decision.

Pursuant to the Court’s PAO and PIO, in October 2005, we were required to post Taiwan dollar security bonds with the Court. The total security bonds were valued at approximately US$8.7 million at March 28, 2009 and this amount was included in other assets on the Consolidated Balance Sheet at March 28, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended March 28, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices and Dividends

Our common stock trades on the NASDAQ Global Market under the symbol ESIO. There were 626 shareholders of record as of June 8, 2009, and on that date there were 27,265,736 common shares outstanding. The closing price on June 8, 2009 was $9.92.

The following table shows, for the fiscal quarters indicated, the high and low closing sale prices for the common stock as reported on the NASDAQ Global Market.

Fiscal 2009	High	Low
Quarter 1	$17.57	$14.36
Quarter 2	16.14	13.88
Quarter 3	14.22	5.56
Quarter 4	7.75	4.89

Fiscal 2008	High	Low
Period 1 (June 3, 2007 to June 30, 2007)	$21.50	$20.12
Quarter 2	24.85	20.59
Quarter 3	24.99	18.80
Quarter 4	19.96	15.45

We have not paid any cash dividends on our common stock during the last two fiscal years. We intend to retain any earnings for our business and do not anticipate paying any cash dividends in the foreseeable future.

Share Repurchase Transactions

On May 15, 2008, the Board of Directors authorized a share repurchase program for $20.0 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. During 2009, the Company repurchased a total of 307,865 shares for $4.7 million under the share repurchase program at an average price per share of $15.34, calculated inclusive of commissions and fees. No repurchases were made during the fourth quarter of 2009. There is no fixed completion date for the repurchase program.

Disclosures related to securities authorized for issuance under our Equity Compensation Plans are incorporated by reference into Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters of this annual report on Form 10-K from our Proxy Statement for our 2009 annual meeting.

Stock Performance Graph

The graph below compared the cumulative 58 months total return of holders of Electro Scientific Industries, Inc. common stock with the cumulative total returns of the S&P 500 index and the S&P Information Technology Index. The graph assumes that the value of the investment in Electro Scientific Industries, Inc. common stock and in each of the indices (including reinvestment of dividends) was $100 on May 29, 2004 and tracks it through March 28, 2009.

Historical stock prices performance should not be relied upon as indicative of future stock price performance.

*	$100 invested on 5/29/04 in stock or 5/31/04 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	May 29, 2004	May 28, 2005	June 3, 2006	June 2, 2007	March 29, 2008	March 28, 2009
Electro Scientific Industries, Inc.	100.00	79.51	86.66	90.92	71.00	27.56
S&P 500	100.00	108.24	117.59	144.39	126.82	78.52
S&P Information Technology	100.00	100.91	101.65	125.05	113.57	79.42

Copyright© 2009 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Item 6.	Selected Financial Data

(In thousands, except per share data)	2009	2008	2007	2006	2005
Statement of Operations Data
Net Sales	$157,313	$247,155	$250,824	$207,006	$233,371
Provision (benefit) for income taxes[3]	(13,627)	9,923	11,103	(1,536)	6,437
Net income (loss)[1,2,3,4,5]	(51,050)	16,589	23,524	20,823	19,837
Net income (loss) per share—basic[1,2,3,4,5]	(1.89)	0.59	0.81	0.72	0.70
Net income (loss) per share—diluted[1,2,3,4,5]	(1.89)	0.59	0.80	0.72	0.69

Balance Sheet Data
Cash, cash equivalents and short-term and long-term marketable securities[6,7]	$161,925	$160,905	$228,691	$229,332	$218,901
Working capital	246,910	274,667	327,288	302,184	275,701
Net property, plant and equipment	43,005	47,962	43,859	43,338	32,959
Total assets	384,247	455,612	465,668	437,465	403,557
Long-term debt	—	—	—	—	—
Shareholders’ equity	343,523	392,240	408,330	388,167	357,155

1.	Fiscal 2009 included pretax expenses of $17.4 million for a goodwill impairment charge to write-off all existing goodwill, $13.6 million for other-than-temporary impairment of auction rate securities, $6.0 million for increases to the valuation allowance on deferred tax assets, $2.3 million for amortization of acquired intangible assets, $4.0 million for restructuring, and $4.1 million for the write-off materials from an RD&E program due to a change in product development strategy. Fiscal 2009 also included a pretax charge of $4.4 million in share-based compensation expense required by Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R).
2.	Fiscal 2008 included pretax charges of $3.3 million to record the fair value adjustments primarily related to acquired inventory and amortization of acquired intangibles, $2.8 million to record the write-off of in-process research & development related to the acquisition of New Wave Research, Incorporated, $2.1 million for amortization of acquired intangible assets, and $1.0 million of restructuring costs. Fiscal 2008 also included a pretax charge of $3.7 million in share-based compensation expense required by SFAS No. 123R.
3.	Fiscal 2007 included a pretax gain for an insurance recovery of $1.3 million on fire-damaged demonstration systems and a pretax gain of $1.0 million for an insurance settlement related to the shareholder and derivative lawsuits. Fiscal 2007 also included a pretax charge of $2.9 million in share-based compensation expense required by SFAS No. 123R.
4.	Fiscal 2006 included a $5.9 million reduction in accrued income taxes due to the statutory closure of various tax years. Fiscal 2006 also included a pretax charge of $1.4 million in share-based compensation expense required by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).
5.

Fiscal 2005 included pretax charges of approximately $4.1 million for the redemption of our 4 1/4% convertible subordinated notes due 2006 and $2.2 million resulting from the settlement and related legal costs for a patent infringement lawsuit. Fiscal 2005 also included a pretax charge of $1.7 million in share-based compensation expense required by APB No. 25.

6.	Fiscal 2009 included illiquid auction rate securities at a fair value of $6.0 million.
7.	Fiscal 2008 included illiquid auction rate securities at a fair value of $15.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global semiconductor and micro-electronics markets, including advanced laser systems that are used to micro-engineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, passive components, electronic interconnect devices, and other components used in a wide variety of end products in the computer, consumer electronics, communications and other industries. Our equipment enables these manufacturers to achieve yield and productivity gains in their manufacturing processes that can be critical to their profitability. ESI was founded in 1944 and is headquartered in Portland, Oregon.

Our advanced laser microengineering and testing systems allow semiconductor and micro-electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields. Laser micro-engineering comprises a set of precise fine-tuning processes, including micro-machining, wafer scribing and dicing, semiconductor memory-link cutting, device trimming and via drilling, that requires application-specific laser systems able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance during the manufacturing process for semiconductor devices, high-density interconnect (HDI) circuits, including flexible interconnect material and advanced semiconductor packaging, high-brightness light emitting diodes (LED), flat panel liquid crystal displays (LCD) and general micro-machining applications.

Additionally, we produce high-capacity test and optical inspection equipment that is critical to the quality control process during the production of multi-layer ceramic capacitors (MLCCs). Our equipment ensures that each MLCC meets both the electrical and physical tolerances required to perform properly.

Change in Fiscal Reporting Periods

During fiscal 2008, the Board of Directors approved a change in our reporting periods that results in a fiscal year end on the Saturday nearest March 31. Accordingly, year-to-date information for the period ended March 29, 2008 (fiscal 2008) consists of the ten months beginning June 3, 2007 and ending March 29, 2008. The current fiscal year financial statements are presented for the twelve months ended March 28, 2009, which represents fiscal 2009.

In addition, as discussed in Note 4 “Comparative Consolidated Statements of Operations (Unaudited)”, the Company provided pro forma results for the twelve months ended March 29, 2008 for comparative purposes. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

Acquisition of New Wave Research, Incorporated

On July 20, 2007, we acquired New Wave Research, Incorporated (NWR), a privately-held company headquartered in Fremont, California. NWR is a global leader in the development of high-end lasers and laser-based systems and its products are used in a variety of applications including sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging our combined core competencies into adjacent markets and driving revenue growth and shareholder value.

We acquired 100% of NWR’s outstanding common stock for approximately $36.2 million, comprised of $34.9 million in cash and $1.3 million of merger-related transaction costs. The contractual purchase price of $36.0 million was reduced by $1.1 million related to certain net working capital adjustments and indemnity payments agreed upon prior to closing. The results for fiscal 2008 include the results of our NWR division from the date of acquisition forward.

Purchase accounting expenses recorded during the fiscal year ended March 28, 2009 and ten-month fiscal year ended March 29, 2008 were as follows:

(In thousands)	2009	2008
Cost of sales	$1,157	$1,946
Selling, service and administration	1,175	1,445
Write-off of in-process research & development	—	2,800

	$2,332	$6,191

Purchase accounting expenses recorded in cost of sales were primarily related to the fair value adjustments to acquired inventory and amortization of acquired intangibles. Purchase accounting expenses included in operating expenses for 2009 reflect amortization of acquired intangibles, and for 2008 also reflect adjustments to the depreciable value of property, plant & equipment and the write-off of $2.8 million of in-process research & development. See further discussion of in-process research & development below.

Overview of Financial Results

Due to the change in our fiscal reporting periods discussed above, within the following analyses, we have presented supplemental comparisons of the twelve months ended March 28, 2009 to a pro forma twelve-month period ended March 29, 2008. Necessary estimates were made for certain items in order to create the pro forma twelve-month statement of operations for 2008. See Note 4 “Comparative Consolidated Statements of Operations (Unaudited)” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further discussion.

The financial results of fiscal 2009 reflected the extremely difficult global economic environment. The global downturn depressed our customers’ product output and thus their need for new production equipment. In addition to the impact of weak memory prices and the financial crisis, consumer demand softened throughout the year. The weak consumer product market further reduced the capacity requirements of our customers, constraining their profitability and their capital spending. As a result, our total order volume of $129.2 million in fiscal 2009 decreased 42% compared to orders of $224.4 million in fiscal 2008.

Orders for our Semiconductor Group (SG) products during 2009 decreased by approximately 69% and 74% compared to fiscal 2008 and the pro forma twelve months ended March 29, 2008, respectively. The primary driver of this decrease was weak demand by our memory customers.

Orders for our Passive Components Group (PCG) products during 2009 decreased by approximately 69% and 74% compared to fiscal 2008 and the pro forma twelve months ended March 29, 2008, respectively. These decreases reflect depressed demand for our electrical and optical test systems due to the economic recession which significantly impacted capacity utilization of our customers.

In contrast, orders for our Interconnect/Micro-machining Group (IMG) products during 2009 increased by approximately 31% and 5% compared to fiscal 2008 and the pro forma twelve months ended March 29, 2008, respectively. The strong growth in orders was due to penetration of new applications for our micro-machining products and solid demand for our via drilling and laser ablation products.

Fiscal 2009 shipments were $156.0 million compared to $306.3 million for the pro forma twelve months ended March 29, 2008. SG and PCG shipments decreased approximately 71% and 65%, respectively, while IMG shipments increased 16%, again compared to the pro forma twelve months ended March 29, 2008. Backlog was $16.8 million as of March 28, 2009 compared to $42.1 million as of March 29, 2008, representing a decrease of 60%. These trends reflect the economic and operational factors discussed above.

Gross margins were 37.1% on net sales of $157.3 million in 2009 compared to 45.4% on net sales of $247.2 million in fiscal 2008. The decrease in gross margin percentage primarily reflects the impact of lower sales volume.

Net operating expenses of $112.7 million in 2009 increased $20.6 million from $92.1 million in fiscal 2008. Compared to the pro forma twelve-month fiscal 2008, operating expenses in 2009 increased $4.9 million from $107.8 million. This increase in 2009 was primarily due to $17.4 million of goodwill impairment charges, a $4.1 million write-off of materials from an RD&E program due to a change in our product development strategy, $1.9 million of merger transaction costs, and $3.0 million higher restructuring costs than in 2008. Excluding these expenses, fiscal 2009 operating expenses declined $5.8 million compared to fiscal 2008 and $21.5 million compared to the pro forma twelve months ended March 29, 2008, reflecting restructuring actions and cost containment efforts taken during 2009.

Operating loss was $54.3 million in fiscal 2009 compared to operating income of $20.0 million in fiscal 2008, a reduction of $74.3 million. On a pro forma basis, operating income decreased approximately $87.8 million from $33.6 million for the pro forma twelve months ended March 29, 2008. These results reflect the impact of greatly reduced revenue levels driven by the overall economic environment along with the significant goodwill impairment charge in fiscal 2009 and other increased expense items discussed above. Non-operating expense for 2009 of $10.4 million was driven by $13.6 million of other-than-temporary impairment charges related to our auction rate investments. Additionally, interest and other income of $3.2 million in 2009 decreased by $3.3 million compared to fiscal 2008, primarily reflecting market-driven decreases in investment yields. Net loss was $51.0 million in 2009 compared to net income of $16.6 million in fiscal 2008, a decrease of $67.6 million. On a pro forma basis, the decrease was $76.9 million. These decreases reflect the impact of the items discussed above.

Looking forward, we expect to see continued weakness in the overall semiconductor memory capital equipment market and cautious spending in our other markets related to the global economic recession. The timing of a recovery in our markets is uncertain.

Results of Operations

The following table sets forth results of operations data as a percentage of net sales for the fiscal year ended March 28, 2009, the ten-month fiscal year ended March 29, 2008 and the fiscal year ended June 2, 2007:

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.9	54.6	56.6

Gross margin	37.1	45.4	43.4
Selling, service and administration	32.6	21.2	19.6
Research, development and engineering	24.3	14.6	15.0
Goodwill impairment	11.1	—	—
Restructuring costs	2.5	0.4	—
Merger transaction costs	1.2	—	—
Write-off of in-process research & development	—	1.1	—
Insurance recoveries	—	—	(0.9)

Operating (loss) income	(34.6)	8.1	9.7
Other-than-temporary impairment of auction rate investments	(8.6)	—	—
Interest and other income, net	2.0	2.6	4.1

(Loss) income before income taxes	(41.2)	10.7	13.8
(Benefit from) provision for income taxes	(8.7)	4.0	4.4

Net (loss) income	(32.5)%	6.7%	9.4%

Twelve Months Ended March 28, 2009 Compared to Ten Months and Pro Forma Twelve Months Ended March 29, 2008

Net Sales

The following table presents net sales for the fiscal year ended March 28, 2009, the ten–month fiscal year ended March 29, 2008, and the pro forma twelve months ended March 29, 2008:

	Fiscal 2009		Ten months ended March 29, 2008		Pro forma twelve months ended March 29, 2008 (Unaudited)
(In thousands, except percentages)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$44,855	28.5%	$109,156	44.2%	$156,831	50.0%
Passive Components (PCG)	29,243	18.6	75,112	30.4	85,840	27.4
Interconnect/Micro-machining (IMG)	83,215	52.9	62,887	25.4	70,875	22.6

	$157,313	100.0%	$247,155	100.0%	$313,546	100.0%

Net sales for the twelve months ended March 28, 2009 decreased $89.8 million or 36.4% over net sales for the ten months ended March 29, 2008. A significant decrease in SG and PCG net sales was partially offset by a significant increase in IMG net sales, including the impact of a full year of NWR sales.

Net sales for the twelve months ended March 28, 2009 decreased $156.2 million or 49.8% compared to net sales of $313.5 million for the pro forma twelve months ended March 29, 2008. The downward trend was driven by sharp decreases in SG and PCG net sales, partially offset by an increase in IMG net sales, including an $8.0 million increase in NWR’s IMG sales.

SG sales for the twelve months ended March 28, 2009 decreased $64.3 million or 58.9% compared to the ten months ended March 29, 2008. SG sales for the twelve months ended March 28, 2009 decreased $112.0 million or 71.4% compared to the pro forma twelve months ended March 29, 2008. The reductions in SG revenues were attributable to weakened memory markets. For each comparison, there was a partial increase in sales resulting from the acquisition of NWR.

PCG sales for the twelve months ended March 28, 2009 were down $45.9 million or 61.1% compared to the ten months ended March 29, 2008 and down $56.6 million or 65.9% compared to the pro forma twelve months ended March 29, 2008. These decreases in revenues were due to the impact of the slowing global economy on consumption of consumer electronics, which led to excess capacity for our customers in this market.

IMG sales for the twelve months ended March 28, 2009 increased $20.3 million or 32.3% over IMG sales for the ten months ended March 29, 2008 and increased $12.3 million or 17.4% compared to the pro forma twelve months ended March 29, 2008. The increase was driven primarily by demand for our micro-machining products, partially offset by softening demand in the flex-circuit and integrated circuit packaging segments of the market. The increase in fiscal 2009 reflected $8.0 million in additional sales for Laser Ablation tools and Laser Components as a result of the acquisition of NWR.

Net sales by geographic region for the fiscal year ended March 28, 2009, the ten–month fiscal year ended March 29, 2008, and the pro forma twelve months ended March 29, 2008 were as follows:

	Fiscal 2009		Ten months ended March 29, 2008		Pro forma twelve months ended March 29, 2008 (Unaudited)
(In thousands, except percentages)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Asia	$110,114	70.0%	$183,783	74.4%	$236,389	75.4%
Americas	30,637	19.5	43,870	17.7	51,040	16.3
Europe	16,562	10.5	19,502	7.9	26,117	8.3

	$157,313	100.0%	$247,155	100.0%	$313,546	100.0%

Net sales to Asia for the twelve months ended March 28, 2009 decreased $73.7 million or 40.1%, compared to the ten months ended March 29, 2008, and declined $126.3 million or 53.4% compared to the pro forma twelve months ended March 29, 2008. The reduction in net sales reflects the overall downward trend in revenue due to the continued decline in the memory market and reduced demand for consumer electronics which impacted SG and PCG sales. NWR sales in the region for the twelve months ended March 28, 2009 increased $2.5 million over both comparison periods.

Net sales to the Americas for the twelve months ended March 28, 2009 declined $13.2 million or 30.2% compared to the ten months ended March 29, 2008 and declined $20.4 million or 40.0% compared to the pro forma twelve months ended March 29, 2008. These decreases were due to the overall decline in market conditions for capital equipment, specifically in sales of SG systems. NWR sales in the region for the twelve months ended March 28, 2009 increased $5.0 million over both comparison periods ended March 29, 2008, partially offsetting the overall decreases.

Net sales to Europe for the twelve months ended March 28, 2009 declined $2.9 million or 15.1% compared to the ten months ended March 29, 2008, and declined $9.6 million or 36.6% compared to the pro forma twelve months ended March 29, 2008. This decrease was primarily due to a drop in SG sales from the softening of global memory markets, which was somewhat offset by an increase in NWR sales in the region of $1.7 million over both comparison periods.

Gross Profit

Gross profit for the fiscal year ended March 28, 2009, the ten–month fiscal year ended March 29, 2008, and the pro forma twelve months ended March 29, 2008 was as follows:

	Fiscal 2009		Ten months ended March 29, 2008		Pro forma twelve months ended March 29, 2008 (Unaudited)
(In thousands, except percentages)	Gross Profit	Percent of Total Net Sales	Gross Profit	Percent of Total Net Sales	Gross Profit	Percent of Total Net Sales
Gross Profit	$58,418	37.1%	$112,141	45.4%	$141,301	45.1%

Gross profit was $58.4 million for the twelve months ended March 28, 2009, a decrease of $53.7 million and $82.9 million compared to the ten months ended March 29, 2008 and pro forma twelve months ended March 29, 2008, respectively. The net dollar decreases were primarily caused by decreased revenue levels along with an associated reduction in capacity utilization, and to a lesser extent, higher excess and obsolete charges. As a response to the decline in business, management implemented cost reduction efforts throughout fiscal 2009, including reductions in manufacturing labor and overhead, which partially mitigated the impact of lower production volumes.

Gross profit as a percentage of net sales was 37.1% for the fiscal year ended March 28, 2009 compared to 45.4% and 45.1% for the ten months ended March 29, 2008 and the pro forma twelve months ended March 29, 2008, respectively. The same factors discussed above caused the decrease in margin rate over these periods.

Operating Expenses

Operating expenses for the fiscal year ended March 28, 2009, the ten-month fiscal year ended March 29, 2008, and the pro forma twelve months ended March 29, 2008 were as follows:

	Fiscal 2009		Ten months ended March 29, 2008		Pro forma twelve months ended March 29, 2008 (Unaudited)
(In thousands, except percentages)	Expenses	Percent of Total Net Sales	Expenses	Percent of Total Net Sales	Expenses	Percent of Total Net Sales
Selling, Service and Administration	$51,260	32.6%	$52,262	21.2%	$61,495	19.6%
Research, Development & Engineering	38,179	24.3	36,104	14.6	42,479	13.6
Goodwill Impairment	17,396	11.1	—	—	—	—
Restructuring costs	4,011	2.5	972	0.4	972	0.3
Merger transaction costs	1,850	1.2	—	—	—	—
Write-off of In-process R&D	—	—	2,800	1.1	2,800	0.9

	$112,696	71.7%	$92,138	37.3%	$107,746	34.4%

Selling, Service and Administration Expenses

The primary items included in selling, service and administration (SS&A) expenses are labor and other employee-related expenses, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses for the twelve months ended March 28, 2009 were $1.0 million lower than during the ten months ended March 29, 2008. This $1.0 million decrease reflects cost savings realized from restructuring actions and cost management activities partially offset by the two-month differential in reporting periods, and increases of $0.4 million due to equity compensation and $0.3 million attributable to assuming NWR operations. In addition, purchase accounting expenses relating to the NWR acquisition decreased $0.3 million.

SS&A expenses for the twelve months ended March 28, 2009 decreased $10.2 million compared to the pro forma twelve months ended March 29, 2008. This decrease reflects cost savings realized from restructuring actions and cost management activities.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses for the twelve months ended March 28, 2009 were $2.1 million higher than the ten months ended March 29, 2008. This increase is primarily due to the two month differential in reporting periods, increases in equity compensation, and the addition of NWR for a full year. Additionally, fiscal 2009 included a $4.1 million charge incurred during the fourth quarter to write-off material from an RD&E program due to a change in our product development strategy. Excluding these impacts, RD&E expense was lower in fiscal 2009 than fiscal 2008, which was the result of cost savings realized from restructuring and cost management efforts.

RD&E expenses for the twelve months ended March 28, 2009 decreased $4.3 million from the pro forma twelve months ended March 29, 2008. Apart from the $4.1 million charge to write-off materials, expenses decreased $8.4 million, primarily due to cost management and restructuring actions.

Goodwill Impairment

The Company’s stock price and market capitalization declined substantially during the third quarter of 2009. As a result, we reviewed the recoverability of goodwill under SFAS 142 as of December 27, 2008 and recognized an impairment charge of $17.4 million. This charge is reflected in “Goodwill impairment” in the accompanying Consolidated Statement of Operations for the year ended March 28, 2009. This charge is not deductible for income tax purposes and has no effect on the Company’s cash flows or liquidity.

Restructuring Costs

Restructuring expenses incurred during the twelve months ended March 28, 2009 totaled $4.0 million, compared to $1.0 million during the ten months ended March 29, 2008 and pro forma twelve months ended March 29, 2008. The 2008 expenses were incurred in the fourth quarter as the result of actions taken in response to weakness in the memory market and reductions in capital spending. These trends worsened during 2009 amid the global economic recession, and as a result, we took additional actions, resulting in $4.0 million of restructuring expenses for the twelve months ended March 28, 2009. See Note 25 “Restructuring and Cost Management Plans” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for additional information.

Merger Transaction Costs

Merger transaction costs of $1.9 million included in operating expenses for the twelve months ended March 28, 2009 represent expenses incurred in connection with the terminated merger with Zygo Corporation (Zygo). The acquisition was originally announced on October 16, 2008. On January 20, 2009, Zygo announced that its Board of Directors had withdrawn its recommendation in favor of the merger agreement, and during the fourth quarter of 2009, we elected to pursue termination of the agreement. As a result, we recognized $1.9 million of merger-related expenses as operating expenses during the fourth quarter of 2009. On April 2, 2009, we announced that the termination of the acquisition was formalized by a Settlement Agreement and Mutual Release (Settlement Agreement) with Zygo. Under the terms of the Settlement Agreement, Zygo paid ESI $5.4 million in the first quarter of fiscal 2010. An additional $1.2 million will become payable to ESI if Zygo announces within six months that its Board of Directors has accepted a proposal for a sale of the company. See Note 6 “Termination of Zygo Merger Agreement” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for additional information. We expect to incur approximately $0.9 million of incremental costs relating to the merger termination in the first quarter of fiscal 2010.

Write-off of In-process Research & Development

In fiscal 2008, the $2.8 million allocated to NWR’s in-process research and development was written off at the date of the acquisition. The in-process research and development related to three programs: development of a diode-pumped solid-state LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. Commercialization of the diode-pumped solid-state LED wafer-scribing system and the next-generation laser product began in the first half of fiscal 2009 and development of the Advanced Beam Delivery System was ceased during the second quarter of 2009. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions and estimates used in the valuation of in-process research and development included: stage of project development, future revenues, life of the product’s underlying technology, future operating expenses, and a discount rate of 18%.

Non-operating Income and Expense

Other-than-temporary Impairment of Auction Rate Investments

	Fiscal 2009		Ten months ended March 29, 2008		Pro forma twelve months ended March 29, 2008 (Unaudited)
(In thousands, except percentages)	Other-than temporary Impairment	Percent of Total Net Sales	Other-than temporary Impairment	Percent of Total Net Sales	Other-than temporary Impairment	Percent of Total Net Sales
Other-than-temporary Impairment of Auction Rate Investments	$(13,593)	(8.6)%	$—	—%	$—	—%

For the twelve months ended March 28, 2009, we recorded other-than-temporary impairment charges of $13.6 million in the results of operations related to our ARS. These charges were recorded throughout fiscal 2009 as the instability of the global financial markets during the year created a prolonged period of decline in the values of ARS. Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when these ARS will become liquid. See Note 8 “Fair Value Measurements” for further discussion.

Interest and Other Income, Net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, ARS valuation fees and other miscellaneous non-operating items. Interest and other income, net for the fiscal year ended March 28, 2009, the ten-month fiscal year ended March 29, 2008, and the pro forma twelve months ended March 29, 2008 were as follows:

	Fiscal 2009		Ten months ended March 29, 2008		Pro forma twelve months ended March 29, 2008 (Unaudited)
(In thousands, except percentages)	Interest and Other Income, Net	Percent of Total Net Sales	Interest and Other Income, Net	Percent of Total Net Sales	Interest and Other Income, Net	Percent of Total Net Sales
Interest and Other Income, net	$3,194	2.0%	$6,509	2.6%	$8,332	2.7%

For the twelve months ended March 28, 2009, interest and other income, net, was $3.2 million, compared to $6.5 million for the ten months ended March 29, 2008. This $3.3 million decrease was primarily due to a $3.0 million decline in interest income that was largely due to market-driven decreases in yields.

Compared to the pro forma twelve months ended March 29, 2008, interest and other income, net, for the twelve months ended March 28, 2009 decreased $5.1 million. This decrease was primarily due to a $5.0 million decrease in interest income, largely due to market-driven decreases in yields.

Income Taxes

The income tax benefit recorded for the twelve months ended March 28, 2009 was $13.6 million on pretax loss of $64.7 million, an effective rate of 21.1%. In the ten-month fiscal 2008, the income tax provision recorded was $9.9 million on pretax income of $26.5 million, which represented an effective tax rate of 37.4%. The change in the effective tax rates is primarily related to the 2009 goodwill impairment charge of $17.4 million which is not deductible for US tax purposes as well as an increase in the valuation allowance on certain deferred tax assets. The increase to the valuation allowance was required as the unrealized capital losses arising from the $13.6 million write-down of our auction rate securities will only be deductible when realized to the extent of future capital gain income. We do not believe it is more likely than not we will have the ability to generate sufficient capital gains in the future to realize these losses. In addition, we have a limited ability to utilize tax planning strategies while the current market price of the Company’s stock is less than its associated net book value.

Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination and finalization of income tax returns. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a material effect on our financial position, expected cash flows or results of operations. We anticipate no significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapsed statutes of limitation.

Net (Loss) Income

The following table presents net (loss) income for the fiscal year ended March 28, 2009, the ten-month fiscal year ended March 29, 2008, and the pro forma twelve months ended March 29, 2008:

	Fiscal 2009		Ten months ended March 29, 2008		Pro forma twelve months ended March 29, 2008 (Unaudited)
(In thousands, except percentages)	Net Loss	Percent of Total Net Sales	Net Income	Percent of Total Net Sales	Net Income	Percent of Total Net Sales
Net (loss) income	$(51,050)	(32.5)%	$16,589	6.7%	$25,888	8.3%

As a result of the factors discussed above, net loss in fiscal 2009 was $51.0 million, or $1.89 per basic and diluted share, compared to net income of $16.6 million, or $0.59 per basic and diluted share in fiscal 2008 and compared to net income of $25.9 million, or $0.92 per basic share and $0.91 per diluted share on a pro forma basis for the twelve months ended March 29, 2008.

Ten Months Ended March 29, 2008 (Fiscal 2008) Compared to Fiscal 2007

Due to the change in our fiscal reporting periods discussed above, within the following analyses, we have presented supplemental comparisons of the ten months ended March 29, 2008 to a pro forma ten-month period ended March 31, 2007. Necessary estimates were made for certain items in order to create the pro forma ten-month statement of operations for 2007. See Note 4 “Comparative Consolidated Statements of Operations (Unaudited)” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further discussion.

Net Sales

The following table presents net sales for the ten–month fiscal year ended March 29, 2008, the fiscal year ended June 2, 2007, and the pro forma ten months ended March 31, 2007:

	Ten months ended March 29, 2008		Fiscal 2007		Pro forma ten months ended March 31, 2007 (Unaudited)
(In thousands, except percentages)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Semiconductor (SG)	$109,156	44.2%	$145,381	58.0%	$97,706	53.0%
Passive Components (PCG)	75,112	30.4	63,093	25.2	52,365	28.4
Interconnect/Micro-machining (IMG)	62,887	25.4	42,350	16.8	34,362	18.6

	$247,155	100.0%	$250,824	100.0%	$184,433	100.0%

Fiscal 2008 net sales were $247.2 million compared to $250.8 million in fiscal 2007. On a pro forma basis, net sales for the comparable ten-month period in fiscal 2007 were $184.4 million, which excluded the results of the latter two months of our reported fourth-quarter for fiscal 2007. Business activity was ramping up significantly over the course of the latter part of fiscal 2007 and continued strongly through most of fiscal 2008. As a result, on a pro forma basis, each product group reflected increases in net sales, rising approximately 12%, 43% and 83% for SG, PCG and IMG, respectively.

SG net sales in fiscal 2008 decreased $36.2 million or 25% compared to fiscal 2007. On a pro forma basis, SG net sales increased by approximately $11.5 million, primarily due to $10.4 million as a result of the acquisition of NWR. The remaining increase of $1.1 million resulted from an increase in the volume of sales of our dual-beam IR and UV-based Model 9850, large capacity increases from NAND flash producers and the migration to 70-nm technology. These increases were substantially offset by a decrease in the volume of sales of our existing single-beam IR-based memory link processing tools and overall weakness in the semiconductor memory market in the fourth quarter of fiscal 2008.

Fiscal 2008 PCG net sales increased $12.0 million or 19% compared to fiscal 2007. On a pro forma basis, PCG net sales increased by $22.7 million driven by strong demand for our Model 3500 series electrical test systems, which were newly introduced in 2008, our Model 6650 visual inspection systems and increased penetration in Asian markets.

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

Gross Profit

Gross profit was $112.1 million (45.4% of net sales) in fiscal 2008 compared to $108.8 million (43.4% of net sales) in fiscal 2007 and $79.6 million (43.2% of net sales) for the pro forma ten months ended March 31, 2007. Cost of sales in 2008 included $1.9 million in purchase accounting expenses primarily related to the fair value adjustments for the acquired inventory and amortization of acquired intangibles. On a pro forma basis, the increase in gross margin percentage was primarily due to favorable sales mix within our product groups and volume-based manufacturing efficiencies on increased production.

Operating Expenses

Selling, Service and Administration Expenses

The primary items included in selling, service and administration (SS&A) expenses are labor and other employee-related expenses, travel expenses, professional fees, commissions and facilities costs. SS&A expenses were $52.3 million (21.1% of net sales) in fiscal 2008 compared to $49.1 million (19.6% of net sales) for fiscal 2007. On a pro forma basis, SS&A expenses increased $12.4 million primarily due to expenses supporting higher volume sales and service activity as well as incremental costs related to the NWR acquisition and integration. NWR expenses were $8.9 million which included $1.4 million of amortization of intangible assets acquired.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses includes labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. Expenses associated with RD&E totaled $36.1 million (14.6% of net sales) in fiscal 2008, compared to $37.7 million (15.0% of net sales) for fiscal 2007. On a pro forma basis, RD&E expenses increased by $4.8 million, including $3.9 million of incremental expenses resulting from the acquisition of NWR. The remaining $0.9 million increase is primarily related to increased project materials and consulting costs to support the development of new products.

Write-off of In-process Research & Development

At acquisition, NWR had in-process research and development valued at $2.8 million. This amount was immediately written-off and included in operating expenses for fiscal 2008. The in-process research and development costs related to three programs: development of a diode-pumped solid-state laser-based LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was calculated based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions and estimates used in the valuation of in-process research and development included: stage of project development, future revenues, life of the product’s underlying technology, future operating expenses, and a discount rate of 18%.

Insurance Recoveries

In November 2006, we settled litigation related to insurance coverage for the shareholder and derivative lawsuits related to the restatement of financial results announced in 2003. As a result, we recorded a gain of $1.0 million in the second quarter of fiscal 2007 as an offset to operating expenses on the Consolidated Statement of Operations. All related costs had been expensed as incurred in prior periods.

In June 2006, we received $1.3 million in insurance proceeds for demonstration systems that were destroyed in a fire at a customer’s plant. As the book value of these assets had previously been written off, we recorded a gain on the recovery in the first quarter of 2007 which was included as an offset to operating expenses on the Consolidated Statement of Operations.

Interest and Other Income, Net

Interest and other income, net decreased by $3.9 million to $6.5 million in fiscal 2008 compared to $10.4 million in fiscal 2007. On a pro forma basis, the decrease of $2.1 million was primarily due to a lower volume of average invested assets. In fiscal 2008, we used $36.2 million in cash to fund the purchase of NWR in July 2007 and during fiscal 2008 we used $40.3 million in cash related to our $50.0 million share repurchase program which began in late April 2007. Additionally, yields on our invested assets decreased due to lower market interest rates and a shift to more conservative investments held in our portfolio.

Income Taxes

The income tax provision recorded for the ten-month fiscal year ended March 29, 2008 was $9.9 million on pretax income of $26.5 million, an effective rate of 37%. In fiscal 2007, the income tax provision recorded was $11.1 million on pretax income of $34.6 million, which represented an effective tax rate of 32%. The higher rate in fiscal 2008 was significantly impacted by discrete purchase accounting expenses of $2.8 million associated with the write-off of in-process research and development, which were non-deductible for tax purposes.

Net Income

As a result of the factors discussed above, net income in fiscal 2008 was $16.6 million, or $0.59 per basic and diluted share, compared to net income of $23.5 million, or $0.81 per basic share and $0.80 per diluted share in fiscal 2007 and compared to net income of $14.2 million, or $0.49 per basic share and $0.48 per diluted share on a pro forma basis for the ten months ended March 31, 2007.

Financial Condition and Liquidity

At March 28, 2009, our principal sources of liquidity consisted of cash, cash equivalents and current marketable investments of $155.9 million and accounts receivable of $18.8 million. At March 28, 2009, we had a current ratio of 8.8 and no long-term debt. Working capital of $246.9 million was down 10% compared to the March 29, 2008 balance of $274.7 million.

During fiscal 2009, we announced that we had agreed to acquire Zygo Corporation, but in the fourth quarter of fiscal 2009, we elected to pursue the termination of the proposed merger. As a result, we wrote off fees associated with the merger of $1.9 million as operating expenses on the Consolidated Statement of Operations for the year ended March 28, 2009. During the first quarter of fiscal 2010, the termination was formalized through the establishment of the Settlement Agreement with Zygo Corporation. Pursuant to the terms of the Settlement Agreement, we received a break-up fee from Zygo of $5.4 million in April 2009. Combined with the $0.9 million of expected additional merger-related fees, these proceeds will result in an expected net gain of $4.5 million in the first quarter of 2010.

On May 15, 2008, the Board of Directors authorized a share repurchase program for $20 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. During the twelve months ended March 28, 2009, the Company repurchased a total of 307,865 shares for $4.7 million under the share repurchase program at an average price per share of $15.34, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities on the Consolidated Statements of Cash Flows. There is no fixed completion date for the repurchase program.

As of March 28, 2009, we held a total of $15.6 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The stated contractual maturities of the ARS range in years up to calendar year 2050; several securities and the preferred stock do not have a stated maturity. At the time of purchase in 2007, these securities were rated AAA and AA. The Company’s ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers, who guarantee the timely payment of principal and interest on these insured securities. Over the past twenty-one months, our ARS have experienced failed auctions and the bond insurers, including the issuer of the preferred stock, have experienced credit rating downgrades. While we continue to receive interest income on these investments at the maximum contractual rate and receive dividend payments on the preferred stock, the estimated market value of these securities no longer approximates par value.

Consequently, it was determined that the decline in fair value of these securities represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost basis of these securities was written down to their estimated fair values with an other-than-temporary impairment charge of $13.6 million recorded as a non-operating expense in results of operations for the year ended March 28, 2009. The $6.0 million estimated fair value of these securities is classified as a non-current investment on the Consolidated Balance Sheet at March 28, 2009, consistent with the classification at March 29, 2008. The Company continues to receive all interest and dividend payments when due.

The Company continues to monitor the ARS market and consider its impact (if any) on the fair value of its ARS. It is not possible to ascertain when or whether market conditions will change resulting in the recovery of fair value on these securities. It is also possible that a secondary market for ARS may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such scenarios, or if other events arise that impact the fair value of the securities, we may have to recognize further other-than temporary impairment charges, which would adversely impact our financial position and results of operations.

Sources and Uses of Cash

Net cash flows provided by operating activities for 2009 totaled $17.8 million. Significant items impacting cash flows for the period were the net loss of $51.0 million adjusted for non-cash items totaling $37.5 million, which included the $17.4 million goodwill impairment charge and $13.6 million of other-than-temporary impairment charges on our ARS. These resulting outflows were offset by net improvements in working capital. Net decreases in trade receivables provided operating cash of $38.9 million, net decreases in inventories provided $16.6 million, while decreases in accounts payable and other liabilities consumed $19.9 million.

For the twelve months ended March 28, 2009, investing activities provided net cash of $0.4 million. Significant sources of cash consisted of $4.9 million of proceeds from the sale of our minority equity investment in Axsun Technologies, Inc. and $1.4 million from decreases in non-current other assets, while major uses of cash included $3.1 million used for the purchase of property and equipment and $2.3 million used in the purchase of equipment and intellectual property from Xsil Ltd.

For 2009, net cash used in financing activities was $1.9 million; $4.7 million was used for the repurchase of our common stock and was partially offset by $2.8 million in proceeds received from employee stock plans.

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

The following table summarizes our contractual commitments and obligations as of March 28, 2009, by the fiscal year in which they are due:

(In thousands)	Total	2010	2011	2012	2013	2014	Thereafter
Purchase commitments	$14,858	$13,968	$890	$—	$—	$—	$—
Derivative financial instruments, net	4,266	4,266	—	—	—	—	—
Operating leases	3,648	2,114	1,377	152	5	—	—

	$22,772	$20,348	$2,267	$152	$5	$—	$—

We did not include $7.6 million of unrecognized tax benefits in the above amounts due to the uncertainty with respect to the timing of future cash flows as of March 28, 2009. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.

Derivative financial instruments represent various forward exchange contracts to hedge foreign currency transactions. Amounts are presented above in U.S. dollars, translated at exchange rates on March 28, 2009 and are a net presentation of amounts expected (to be received and paid) upon settlement of these contracts.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 2 “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for additional information.

Our critical accounting policies and estimates include the following:

•	Revenue recognition;

•	Inventory valuation;

•	Product warranty reserves;

•	Allowance for doubtful accounts;

•	Share-based compensation;

•	Income taxes;

•	Fair value measurements;

•	Valuation of cost method investments;

•	Valuation of long-lived assets; and

•	Valuation of goodwill.

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

Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance. Prior to the second quarter of fiscal 2009, the Company additionally sold product directly to its distributor in Japan and title generally transferred upon shipment, subject to the Company’s standard revenue recognition policy. In fiscal 2009, the Company discontinued this sales model and had no such sales directly to distributors subsequent to the first quarter of fiscal 2009.

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

Research and development product costs are generally expensed as incurred. Engineering materials that are expected to provide future value are generally classified as raw materials inventory. During the fourth quarter of 2009, we recorded a $4.1 million charge to write-off material from an RD&E program due to a change in our product development strategy. This charge was recorded as engineering project expense.

Finished goods are reviewed quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. When necessary, we record inventory write-downs as an increase to cost of sales based on the above factors and take into account worldwide quantities and forecasted demand into our analysis. If circumstances related to our inventories change, our estimates of the value of inventory could materially change.

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

Allowance for Doubtful Accounts

Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to establish and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we talk with the customer to determine the cause. If we determine that a customer will be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information then available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We record estimated bad debt expense as an increase to selling, service and administration expenses. As of March 28, 2009, our allowance for doubtful accounts totaled $1.0 million and we recorded $0.5 million of bad-debt expense in fiscal 2009.

Share-Based Compensation

On June 4, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, non-vested stock and purchases under the employee stock purchase plan, based on the estimated fair value of the award on the grant date. Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro forma financial disclosures in accordance with SFAS No. 123.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. Under SFAS No. 109 “Accounting for Income Taxes,” the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Should management’s assumptions and expectations be inaccurate, our results of operations and financial condition could be adversely affected in future periods. At March 28, 2009, our net deferred tax assets totaled $28.9 million, which included a valuation allowance of $11.2 million.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS No. 157-3). This Staff Position offers clarifying guidance related to the application of SFAS No. 157, issued in September 2006, when the market for the financial asset is not active. This guidance includes clarification related to (1) how management should consider its internal cash flow and discount rate assumptions when measuring fair value when relevant observable data do not exist; (2) how observable market information in a market that is not active should be considered when measuring fair value; and (3) how to use market quotes when assessing the relevance of observable and unobservable data available to measure fair value.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and FSP FAS No. 157-3 is effective upon issuance. In February 2008, the FASB issued Staff Position No. SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only, effective March 30, 2008. We also adopted the provisions of FAS No. 157-3 in the second quarter of 2009 for the fair value measurements disclosure requirement. See Note 8 “Fair Value Measurements” of the Notes to the Consolidated Financial Statements for additional information on the adoption.

Because there has been no trading of the auction rate securities which the Company holds, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, and ratings of, and financial claims on the bond insurers and issuers and (vi) the underlying trust assets of the securities.

Valuation of Cost Method Investments

Minority equity investments include $6.0 million invested in Series D Preferred Stock and $2.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. These investments are accounted for as cost method investments as specified by Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments,” at each reporting period end, we determine whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” As of March 28, 2009, management had not identified any events or circumstances that indicated the investments were impaired, therefore the full carrying value of $8.0 million was included in other assets on the Consolidated Balance Sheet.

Valuation of Long-Lived Assets

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

Valuation of Goodwill

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Due to decreases in the Company’s market capitalization, the Company reviewed the recoverability of goodwill as of the end of the third quarter of 2009. Consistent with historical practices, the estimation of the fair value was determined based on a method that compares the Company’s market capitalization against the net book value of the Company’s assets. Based on the results of the review, it was determined that the fair value of the Company’s goodwill was less than the carrying value, and accordingly, as of the end of the third quarter of 2009, the Company recognized an impairment charge of $17.4 million, which is reflected in “Goodwill impairment” in the accompanying Consolidated Statement of Operations for the year ended March 28, 2009. This charge has no effect on the Company’s cash flows or liquidity and is not deductible for income tax purposes. See Note 11 “Goodwill” for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company maintains a short-term and long-term investment portfolio consisting of commercial paper, U.S. government agency notes, corporate bonds and auction rate securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. The majority of these securities are classified as available for sale securities; therefore, the impact of interest rate changes is reflected as a separate component of shareholders’ equity. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our invested assets; however, our interest income on invested assets over a twelve-month period would change by approximately $0.3 million.

Investment Risk

As of March 28, 2009, we held a total of $15.6 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. At the time of purchase in 2007, these ARS were rated AAA and AA. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of 2008 the Company’s ARS began to experience failed auctions. Since that time none of the Company’s securities have traded through the auction process and no other market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock have experienced credit rating downgrades.

Consequently, it was determined that the decline in fair value of these securities represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost basis of these securities was written down to their estimated fair values with an other-than-temporary impairment charge of $13.6 million for the year ended March 28, 2009. The $6.0 million estimated fair value of these securities is classified as a non-current investment on the Consolidated Balance Sheet at March 28, 2009, consistent with the classification at March 29, 2008.

Due to the unsuccessful auctions and downgrades of the insurers, interest rates on remaining ARS have been reset at higher rates with predetermined premiums as defined in the security offerings. The Company currently continues to receive all interest and preferred stock dividend payments when due. Given the continued challenges in the financial markets and the prolonged credit crisis, the Company cannot reasonably predict when these securities will become liquid.

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

The table below summarizes, by major currency, the notional amounts of our forward exchange contracts in U.S. dollars as of March 28, 2009 and March 29, 2008. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date:

	Bought (Sold)
(In thousands)	2009	2008
Singapore Dollar	$—	$18,047
Japanese Yen	5,573	11,405
Taiwan Dollar	4,432	5,576
Korean Won	(1,422)	(9,089)
British Pound	(4,068)	(3,304)
Euro	(249)	(2,677)

Total, net	$4,266	$19,958

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended March 28, 2009, the ten-month period ended March 29, 2008 and the year ended June 2, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of March 28, 2009 and March 29, 2008, and the results of their operations and their cash flows for the year ended March 28, 2009, the ten-month period ended March 29, 2008 and the year ended June 2, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, effective June 3, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electro Scientific Industries, Inc’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
June 10, 2009

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 28, 2009 and March 29, 2008

(In thousands)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$153,538	$141,059
Investments	2,380	2,011

Total cash and investments	155,918	143,070

Trade receivables, net of allowances of $969 and $1,025	18,847	60,272
Inventories	84,882	101,501
Shipped systems pending acceptance	2,072	2,583
Deferred income taxes, net	6,298	14,906
Other current assets	10,594	7,822

Total current assets	278,611	330,154
Non-current investments	6,007	17,835
Property, plant and equipment, net of accumulated depreciation of $74,877 and $68,252	43,005	47,962
Non-current deferred income taxes, net	22,620	1,026
Goodwill	—	12,267
Acquired intangible assets, net of accumulated amortization of $4,382 and $2,050	7,929	10,261
Other assets	26,075	36,107

Total assets	$384,247	$455,612

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,492	$17,604
Accrued liabilities	12,958	25,300
Deferred revenue	11,251	12,583

Total current liabilities	31,701	55,487
Non-current liabilities:
Income taxes payable	9,023	7,885
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 27,184 and 27,112 issued and outstanding	133,808	131,417
Retained earnings	211,085	262,135
Accumulated other comprehensive loss	(1,370)	(1,312)

Total shareholders’ equity	343,523	392,240

Total liabilities and shareholders’ equity	$384,247	$455,612

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended March 28, 2009, ten months ended March 29, 2008 and year ended June 2, 2007

(In thousands, except per share amounts)	2009	2008	2007
Net sales	$157,313	$247,155	$250,824
Cost of sales	98,895	135,014	142,054

Gross profit	58,418	112,141	108,770
Operating expenses:
Selling, service and administration	51,260	52,262	49,119
Research, development and engineering	38,179	36,104	37,703
Goodwill impairment	17,396	—	—
Restructuring costs	4,011	972	—
Merger transaction costs	1,850	—	—
Write-off of acquired in-process research & development	—	2,800	—
Insurance recoveries	—	—	(2,287)

Total operating expenses	112,696	92,138	84,535

Operating (loss) income	(54,278)	20,003	24,235
Non-operating (expense) income:
Other-than-temporary impairment of auction rate investments	(13,593)	—	—
Interest and other income, net	3,194	6,509	10,392

Total non-operating (expense) income	(10,399)	6,509	10,392

(Loss) income before income taxes	(64,677)	26,512	34,627
(Benefit from) provision for income taxes	(13,627)	9,923	11,103

Net (loss) income	$(51,050)	$16,589	$23,524

Net (loss) income per share—basic	$(1.89)	$0.59	$0.81

Net (loss) income per share—diluted	$(1.89)	$0.59	$0.80

Weighted average number of shares—basic	27,079	27,929	29,125

Weighted average number of shares—diluted	27,079	28,323	29,379

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the year ended March 28, 2009, ten months ended March 29, 2008 and year ended June 2, 2007

(In thousands)	Common Stock		Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 3, 2006	29,051	$166,459	$222,022	$(314)	$388,167
Share repurchases	(504)	(10,430)	—	—	(10,430)
Stock plans:
Employee stock plans	219	6,202			6,202
Tax benefit of stock options exercised	—	488	—	—	488
Comprehensive income (loss):
Net income	—	—	23,524	—	23,524
Net unrealized gain on securities (net of tax of $214)	—	—	—	380	380
Net unrealized loss on derivative instruments (net of tax of ($12))	—	—	—	(21)	(21)
Cumulative translation adjustment (net of tax of $117)	—	—	—	208	208

Annual comprehensive income					24,091

Adjustment for adoption of SFAS No. 158 (net of tax of ($106))	—	—	—	(188)	(188)

Balance at June 2, 2007	28,766	162,719	245,546	65	408,330
Share repurchases	(1,975)	(39,644)	—	—	(39,644)
Stock plans:
Employee stock plans	321	8,257	—	—	8,257
Tax benefit of stock options exercised		85	—	—	85
Comprehensive income (loss):
Net income	—	—	16,589	—	16,589
Net unrealized loss on securities (net of tax of ($1,395))				(2,568)	(2,568)
Cumulative translation adjustment (net of tax of $601)	—	—	—	1,068	1,068
Accumulated other comprehensive income related to benefit plan obligations (net of tax of $61)				123	123

Annual comprehensive income					15,212

Balance at March 29, 2008	27,112	131,417	262,135	(1,312)	392,240
Share repurchases	(308)	(4,724)			(4,724)
Stock plans:
Employee stock plans	380	7,178	—	—	7,178
Tax impact of stock options exercised	—	(63)	—	—	(63)
Comprehensive income (loss):
Net loss	—	—	(51,050)	—	(51,050)
Net unrealized loss on securities (net of tax of ($22))				(39)	(39)
Reclassification of unrealized loss on auction rate investments (net of tax of $1,407)				2,496	2,496
Cumulative translation adjustment (net of tax of ($1,455))				(2,587)	(2,587)
Accumulated other comprehensive income related to benefit plan obligations (net of tax of $41)				72	72

Annual comprehensive loss					(51,108)

Balance at March 28, 2009	27,184	$133,808	$211,085	$(1,370)	$343,523

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended March 28, 2009, ten months ended March 29, 2008 and year ended June 2, 2007

(In thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(51,050)	$16,589	$23,524
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	10,404	8,208	8,370
Amortization of acquired intangible assets	2,332	2,050	—
Share-based compensation expense	4,378	3,721	2,884
Write-off of acquired in-process research and development	—	2,800	—
Provision for doubtful accounts	491	—	103
Loss on disposal of property and equipment	96	115	2
Other-than-temporary impairment of auction rate investments	13,593	—	—
Goodwill impairment	17,396	—	—
Deferred income taxes	(11,167)	2,931	4,642
Insurance recovery	—	—	(1,287)
Changes in operating accounts, net of acquisition:
Decrease (increase) in trade receivables, net	38,935	696	(7,866)
Decrease (increase) in inventories	16,567	(18,218)	(16,331)
Decrease (increase) in shipped systems pending acceptance	511	(766)	2,124
Decrease (increase) in other current assets	(3,462)	1,411	204
Increase (decrease) in accounts payable and accrued liabilities	(19,930)	(2,986)	8,146
Increase (decrease) in deferred revenue	(1,332)	(1,310)	(1,031)

Net cash provided by operating activities	17,762	15,241	23,484

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,099)	(6,015)	(8,387)
Purchase of equipment and intellectual property	(2,250)	—	—
Proceeds from the sale of property, plant and equipment	5	1	6
Purchases of securities	(870,612)	(464,065)	(619,884)
Proceeds from sales and maturities of securities	870,935	569,880	641,406
Cash paid for NWR, net of cash acquired	—	(36,159)	—
Minority equity investment	(876)	(1,115)	(11,000)
Proceeds from sale of minority equity investment	4,884	—	—
Insurance recovery	—	—	1,287
Decrease (increase) in other assets	1,445	(2,589)	(638)

Net cash provided by investing activities	432	59,938	2,790

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock plans	2,800	4,535	3,318
Excess tax benefit of share-based compensation	—	85	488
Share repurchases	(4,724)	(40,270)	(9,804)

Net cash used in financing activities	(1,924)	(35,650)	(5,998)
Effect of exchange rate changes on cash	(3,791)	1,068	225

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,479	40,597	20,501
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141,059	100,462	79,961

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$153,538	$141,059	$100,462

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$(87)	$—
Cash paid for income taxes	(3,259)	(8,698)	(2,330)
Income tax refunds received	2,893	164	331

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Electro Scientific Industries, Inc. and its subsidiaries, all of which are wholly owned (collectively, the Company), provide high-technology manufacturing equipment to the global semiconductor and micro-electronics markets, including advanced laser systems that are used to micro-engineer electronic device features in high-volume production environments. The Company’s customers are primarily manufacturers of semiconductors, passive components, electronic interconnect devices, and other components used in a wide variety of end products in the computer, consumer electronics, communications and other industries. The Company’s equipment enables these manufacturers to achieve yield and productivity gains in their manufacturing processes that can be critical to their profitability. The Company was founded in 1944 and is headquartered in Portland, Oregon, and has subsidiaries in the United States, Europe and Asia.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries. Certain reclassifications have been made in the accompanying consolidated financial statements for 2008 to conform to the 2009 presentation. These reclassifications had no impact on previously reported results of operations or cash flows. All intercompany accounts and transactions have been eliminated.

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year consisting of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, the Company’s fiscal 2009 reporting period consisted of a 52-week period ending on March 28, 2009, while the fiscal 2008 reporting period consisted of a 43-week period ending on March 29, 2008 (approximately ten months). For comparative purposes, a pro forma consolidated statement of operations for the twelve months ended March 29, 2008 is presented in Note 4 “Comparative Consolidated Statements of Operations (Unaudited)”. Prior to the change in the Company’s reporting periods, the fiscal year ended on the Saturday nearest May 31. As such, fiscal 2007 ended on June 2, 2007 and contained 52 weeks. All references to years relate to fiscal years unless otherwise noted. All references to fiscal 2008 relate to the ten-month period ended March 29, 2008.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowances for doubtful accounts; share-based compensation; income taxes; fair value measurements; valuation of cost method equity investments; valuation of long-lived assets; and valuation of goodwill. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Risks and Uncertainties

The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, marketable securities available for sale, trade receivables and financial instruments used in hedging activities. The Company invests cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. Investments are placed with high credit quality financial institutions and the credit exposure from any one institution or instrument is minimized. Additionally, the Company holds investments in auction rate securities (ARS). See Note 8 “Fair Value Measurements” for further discussion on these investments.

The Company sells a significant portion of its products to a small number of large semiconductor and micro-electronics manufacturers. Ten customers accounted for approximately 50%, 59% and 62% of total net sales in fiscal 2009, 2008 and 2007, respectively. Two customers accounted for approximately 28%, 23% and 34% of total net sales in fiscal 2009, 2008 and 2007, respectively. During fiscal 2009, sales to one consumer electronics manufacturer accounted for approximately 21% of total net sales. The Company’s operating results may be adversely affected if the financial condition and operations of these key customers decline.

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

The Company’s net investment exposure in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at March 28, 2009 and March 29, 2008, was approximately $37.3 million and $46.5 million, respectively. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $3.7 million and $4.7 million at March 28, 2009 and March 29, 2008, respectively. The Company currently has no plans of liquidating any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on foreign investments are reflected as a cumulative translation adjustment, net of tax, and do not affect the Company’s results of operations.

The Company’s operations involve a number of other risks and uncertainties including but not limited to those relating to the cyclicality of the semiconductor and micro-electronics markets, the availability of materials provided by suppliers, the effect of general economic conditions, rapid changes in technology and international operations.

Cash Equivalents and Marketable Securities

All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. Short-term marketable securities have maturities of less than one year or are subject to immediate pre-payment or call provisions. Marketable securities consist primarily of marketable debt securities and are classified as “available for sale” and recorded at fair market value. Unrealized gains and losses on marketable securities are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. To determine whether any existing impairment is considered other-than-temporary and requires recognition of an impairment loss in the results of operations, the Company evaluates its marketable securities based on the nature of the investments and the Company’s intent and ability to hold the securities until the securities are no longer in an unrealized loss position. The Company determined that there was an other-than-temporary impairment of its auction rate investments during fiscal 2009.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to establish or modify credit limits. On certain foreign sales, letters of credit are required. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

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

Long-Lived Asset Impairment

Long-lived assets, principally property, equipment and identifiable intangibles, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment as of March 28, 2009.

Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized on either a straight-line or sum-of-the-years digits method over the estimated useful lives of the intangible assets, which range from one to seven years.

Goodwill Impairment

The Company accounts for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Due to decreases in the Company’s market capitalization, the Company reviewed the recoverability of goodwill as of the end of the third quarter of 2009. Consistent with historical practices, the estimation of fair value was determined based on a method that compares the Company’s market capitalization against the net book value of the Company’s assets.

Other Assets

Other assets include patents, consignment and demonstration (demo) equipment, minority equity investments and long-term deposits.

The Company’s purchased patents are accounted for in accordance with SFAS No. 142 and are amortized over their estimated useful lives, generally 17 years.

Consigned, demo and training equipment are recorded at the lower of standard costs or estimated market values, until the assets are sold.

As of March 28, 2009, the Company had an $8.0 million minority equity investment in preferred stock of OmniGuide, Inc. (OmniGuide) that included $6.0 million of Series D Preferred Stock and $2.0 million of Series E Preferred Stock. As of March 29, 2008, the Company had invested $6.0 million in OmniGuide Series D Preferred Stock and held a note receivable for a $1.1 million bridge loan to OmniGuide. During fiscal 2009, the bridge loan was converted into OmniGuide Series E Preferred Stock and the Company also made an incremental $0.9 million investment in the Series E Preferred Stock. These investments are accounted for as cost method investments as specified by Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” at each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” As of March 28, 2009, management had not identified any events or circumstances that indicated the investments were impaired, therefore the full carrying value of $8.0 million was included in other assets on the Consolidated Balance Sheet.

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

Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance. Additionally, prior to the second quarter of fiscal 2009, the Company sold product directly to its distributor in Japan. For these sales, title generally transferred upon shipment, subject to the Company’s standard revenue recognition policy. In fiscal 2009, the Company discontinued this sales model and had no such sales directly to distributors subsequent to the first quarter of fiscal 2009.

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

Research and Development

Research and development costs, which include labor and related employee expenses, patent maintenance fees, project materials, project subcontractors, depreciation of engineering equipment, building costs and other administration expenses, are generally expensed as incurred. Engineering materials that are expected to provide future value are included in inventory. During the fourth quarter of 2009, the Company recorded a $4.1 million charge to write-off material from an RD&E program due to a change in its product development strategy. The write-off was recorded as research and development expense in the Consolidated Statement of Operations for the year ended March 28, 2009.

Taxes on Unremitted Foreign Income

Under APB No. 23, “Accounting for Income Taxes—Special Areas,” the Company is required to provide for deferred taxes on the undistributed earnings of a subsidiary which is included in consolidated income of the parent, except to the extent that the income is intended to be indefinitely reinvested or remitted in a tax-free liquidation.

The Company provides for income taxes on its foreign subsidiaries’ taxable income based on their effective income tax rates in each respective jurisdiction. Additionally, U.S. income tax expense is recorded on the unremitted foreign earnings, including any estimated withholding taxes, as if those earnings were repatriated to the U.S. parent company.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income (loss) includes net income (loss) and “other comprehensive income,” which includes charges or credits to equity that are not the result of transactions with shareholders. Comprehensive income (loss) within these consolidated financial statements includes cumulative foreign currency translation adjustments, unrealized gains and losses on securities available for sale and certain gains or losses on foreign currency forward contracts.

Earnings per Share

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Basic EPS is computed utilizing the weighted average number of shares outstanding during the period. Diluted EPS also considers common stock equivalents, such as stock options and stock awards, to the extent that they are not antidilutive.

Share-Based Compensation

The Company follows the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123R), which requires the Company to recognize expense related to the fair value of its share-based compensation awards. The Company uses the Black-Scholes model to estimate the fair value of all share-based compensation awards on the date of grant, except for unvested stock awards which are valued at the fair market value of the Company’s stock on the date of award. The Company recognizes the compensation expense for options and unvested stock awards on a straight-line basis over the requisite service period of the award.

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

Employee Benefit Plans

The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company were $0.9 million, $1.0 million and $1.1 million in fiscal 2009, 2008 and 2007, respectively.

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

3. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R), which replaced SFAS No. 141. This pronouncement establishes requirements and principles for how the acquiring entity in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest on the financial statement; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2010. The adoption of SFAS No. 141R may have a material effect on our financial statements to the extent the Company pursues future business combinations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore necessitate inclusion in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. The Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only, effective March 30, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS No. 157-2), which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities. In October 2008, FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS No. 157-3) which is effective upon issuance, including prior periods for which financial statements have not been issued. This Staff Position offers clarifying guidance related to the application of SFAS No. 157, issued in September 2006, when the market for the financial asset is not active. This guidance includes clarification related to (1) how management should consider its internal cash flow and discount rate assumptions when measuring fair value when relevant observable data do not exist; (2) how observable market information in a market that is not active should be considered when measuring fair value; and (3) how to use market quotes when assessing the relevance of observable and unobservable data available to measure fair value. See Note 8 “Fair Value Measurements” for disclosure applicable to SFAS No. 157, FSP FAS No. 157-2, and FSP FAS No. 157-3.

In April 2009, the FASB issued three related Staff Positions which will be effective for interim and annual periods ending after June 15, 2009. The Staff Positions are: (1) FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4); (2) FSP FAS No. 115-2 and FSP FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2 and FAS No. 124-2); and (3) FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. 107 and APB No. 28-1). FSP FAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 when there is no active market, and reaffirms the SFAS No. 157 objective to reflect an asset’s sale price in an orderly transaction at the date of the financial statements.

FSP FAS No. 115-2 and FAS No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by distinguishing between credit and noncredit components of impaired debt securities that are not expected to be sold. FSP FAS No. 107-1 and APB No. 28-1 enhance disclosures about fair value for instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact that the adoption of these Staff Positions will have on its financial position and results of operations.

4. Comparative Consolidated Statements of Operations (Unaudited)

On July 3, 2007, the Company’s Board of Directors approved a change in the Company’s reporting periods that results in a fiscal year consisting of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, the fiscal 2008 reporting period consisted of a 43-week period ending on March 29, 2008 (approximately ten months).

To create a pro forma twelve-month statement of operations for fiscal 2008 for comparative purposes, the Company used year to date results as reported in the Form 10-K for the ten months ended March 29, 2008, and then calculated the estimated unaudited results for the two months ended June 2, 2007. To calculate the estimated April and May 2007 results, management estimated certain items that were normally recorded on a quarterly basis, including standard cost variances, overhead allocations, certain operating expenses and the income tax provision. Certain standard cost variances and overhead allocations were estimated on a pro rata revenue basis for the quarter. Certain operating expenses were estimated on a pro rata or normalized basis, as appropriate. For comparative purposes, a Consolidated Statement of Operations for the twelve months ended March 29, 2008 is as follows:

(In thousands, except per share data)	Pro forma twelve months ended Mar. 29, 2008 (unaudited)
Net sales	$313,546
Cost of sales	172,245
Gross profit	141,301
Operating expenses:
Selling, service and administration	61,495
Research, development and engineering	42,479
Write-of of acquired in-process research and development	2,800
Restructuring costs	972

Operating income	33,555
Interest and other income, net	8,332

Income before income taxes	41,887
Provision for income taxes	15,999

Net income	$25,888

Net income per share—basic	$0.92

Net income per share—diluted	$0.91

Weighted average number of shares—basic	28,138

Weighted average number of shares—diluted	28,533

To create a pro forma ten-month statement of operations for fiscal 2007 for comparative purposes, the Company used quarterly results as reported in the Form 10-Q for the first three quarters of fiscal 2007, the period June 4, 2006 through March 3, 2007, and added the unaudited results for the fiscal month ended March 31, 2007. To calculate the estimated fiscal March 2007 results, management estimated certain items that were normally recorded on a quarterly basis, including standard cost variances, overhead allocations, certain operating expenses and the income tax provision. Certain standard cost variances and overhead allocations were estimated on a pro rata revenue basis for the quarter. Certain operating expenses were estimated on a pro rata or normalized basis, as appropriate. For comparative purposes, a Consolidated Statement of Operations for the ten months ended March 31, 2007 is as follows:

(In thousands, except per share data)	Pro forma ten months ended Mar. 31, 2007 (unaudited)
Net sales	$184,433
Cost of sales	104,823
Gross profit	79,610
Operating expenses:
Selling, service and administration	39,886
Research, development and engineering	31,328
Insurance recoveries	(2,287)

Operating income	10,683
Interest and other income, net	8,569

Income before income taxes	19,252
Provision for income taxes	5,027

Net income	$14,225

Net income per share—basic	$0.49

Net income per share—diluted	$0.48

Weighted average number of shares—basic	29,138

Weighted average number of shares—diluted	29,387

5. Acquisition of New Wave Research, Incorporated

On July 20, 2007, the Company acquired New Wave Research, Incorporated (NWR), a privately-held company headquartered in Fremont, California. NWR is a global leader in the development of high-end lasers and laser-based systems and its products are used in the semiconductor market for sapphire wafer scribing, flat-panel display repair and semiconductor failure analysis, among other applications. The acquisition was an investment aimed at leveraging the companies’ combined core competencies into adjacent markets and driving revenue growth and shareholder value, which supports the premium paid over the fair market value of individual assets.

The Company acquired 100% of NWR’s outstanding common stock for approximately $36.2 million comprised of $34.9 million in cash and $1.3 million of merger-related transaction costs. The contractual purchase price of $36.0 million was reduced by $1.1 million related to certain net working capital adjustments and indemnity payments agreed to prior to closing. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analyses supporting the purchase price allocation include a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value.

The following table presents the allocation of the purchase price of $36.2 million to the assets acquired and liabilities assumed based on their fair values (in thousands):

Accounts receivable	$5,246
Inventory	6,110
Prepaid expense and other current assets	3,424
Property, plant and equipment	2,496
Intangible assets	12,311
In-process research and development	2,800
Goodwill(1)	15,953
Other non-current assets	1,077
Accounts payable and accrued liabilities	(11,655)
Deferred revenue(2)	(1,603)

Total purchase price, net of cash acquired	$36,159

(1)	The goodwill amount is not tax deductible. See Note 11 “Goodwill” for additional discussion.
(2)	The amount recorded for deferred revenue represents the fair value of the remaining obligation assumed related to custom acceptance criteria and remaining revenue on extended warranties.

The net amount of intangible assets purchased is reflected as “Acquired intangible assets, net” on the Consolidated Balance Sheets. The following table presents the details of the intangible assets purchased in the NWR acquisition as of July 20, 2007 and accumulated amortization to date at March 28, 2009:

(In thousands, except years)	Useful life	Estimated Fair Value at Acquisition	Accumulated Amortization	Recorded value at Mar. 28, 2009
Developed technology	7 years	$8,100	$(1,957)	$6,143
Customer relationships	6 years	2,700	(1,216)	1,484
Customer backlog	1 year	700	(700)	—
Trade name and trademarks	3 years	400	(226)	174
Change of control agreements	1 year	100	(100)	—
Fair value of below-market lease (non-current portion)	3.8 years	311	(183)	128

Subtotal—long term		12,311	(4,382)	7,929
Fair value of below-market lease (current portion)		110	—	110

Total acquired intangible assets		$12,421	$(4,382)	$8,039

Amortization expense for intangible assets purchased in the NWR acquisition was recorded on the Consolidated Statements of Operations as follows:

(In thousands)	2009	2008
Cost of sales	$1,157	$800
Selling, service and administration	1,175	1,250

	$2,332	$2,050

The estimated amortization expense of intangible assets purchased in the NWR acquisition in future years is as follows (in thousands):

Year	Amortization
2010	$1,954
2011	1,734
2012	1,472
2013	1,325
2014	1,197
Thereafter	357

$8,039

In fiscal 2008, the $2.8 million allocated to the in-process research and development asset was written off at the date of the acquisition. The in-process research and development related to three programs consisting of development of a diode-pumped solid-state LED wafer-scribing system, a next-generation Advanced Beam Delivery System and a next-generation laser product. The value of the in-process research and development was based on the excess earnings method of the income approach, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for these products was April 2008. Commercialization of the diode-pumped solid-state LED wafer-scribing system and the next-generation laser product began in the first half of fiscal 2009 and development of the Advanced Beam Delivery System was ceased during the second quarter of 2009. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions and estimates used in the valuation of in-process research and development included: stage of project development, future revenues, life of the product’s underlying technology, future operating expenses, and a discount rate of 18%.

The NWR results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward. Pro forma financial statements of the combined entities are not presented as the impact of the acquisition is not material.

6. Termination of Proposed Merger with Zygo Corporation

On October 16, 2008, the Company announced that it entered into a definitive agreement with Zygo Corporation (Zygo) under which the Company would acquire Zygo in an all stock transaction. In connection with the merger agreement, the Company filed a registration statement on Form S-4 on December 8, 2008.

On January 20, 2009, Zygo announced that its Board of Directors had withdrawn its recommendation in favor of the merger agreement. During the fourth quarter of 2009, the Company determined that termination of the merger agreement was probable and included $1.9 million of merger-related expenses incurred during 2009 in its operating expenses on the Consolidated Statement of Operations for the year ended March 28, 2009.

On April 2, 2009, subsequent to the end of its fiscal 2009 year, the Company and Zygo entered into a Settlement Agreement and Mutual Release (Settlement Agreement). Under the terms of the Settlement Agreement, the merger agreement was terminated and Zygo paid the Company $5.4 million in April 2009. An additional $1.2 million is payable if Zygo announces within six months that its Board of Directors has accepted a proposal for a sale of the company. The Settlement Agreement also contains a mutual release of each party.

7. Share-Based Compensation

The Company follows the provisions of SFAS No. 123R which requires the Company to recognize expense related to the fair value of its share-based compensation awards. The Company uses the Black-Scholes model to estimate the fair value of all share-based compensation awards on the date of grant, except for unvested stock awards which are valued at the fair market value of the Company’s stock on the date of award. The Company recognizes the compensation expense for options and unvested stock awards on a straight-line basis over the requisite service period of the award.

Share-based compensation was included in the Company’s Consolidated Statements of Operations as follows:

(In thousands)	2009	2008	2007
Cost of sales	$712	$538	$509
Selling, service and administration	2,749	2,306	1,665
Research, development and engineering	917	877	710

Total share-based compensation expense before income taxes	4,378	3,721	2,884
Income tax benefit	(1,576)	(1,340)	(1,040)

Total share-based compensation expense after income taxes	$2,802	$2,381	$1,844

The total amount of cash received from the exercise of stock options and Employee Stock Purchase Plan (ESPP) purchases for the twelve months ended March 28, 2009 was $2.8 million. The tax differential arising from the exercises was accounted for in accordance with SFAS No. 123R, and for the year ended March 28, 2009, resulted in a reduction of $0.1 million to additional paid in capital. Upon exercise of stock options, the Company issues new shares of common stock from its authorized shares.

The Company elected to adopt the alternative transition method provided in FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3) for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

No share-based compensation costs were capitalized during 2009. As of March 28, 2009, the Company had $11.8 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.5 years.

Valuation Assumptions

The Company uses the Black-Scholes model to estimate the fair value of all share-based compensation awards on the date of grant, except for the unvested stock awards which are valued at the fair market value of the Company’s stock on the date of award.

The Black-Scholes option pricing model is utilized to determine the fair value of options granted. The following weighted average assumptions were used in calculating the fair value during the periods presented:

	2009	2008	2007
Risk-free interest rate	3.50%	4.27%	4.55%
Expected dividend yield	0%	0%	0%
Expected lives	4.6 years	4.3 years	4.6 years
Expected volatility	41%	42%	49%

Options were granted to members of the Scientific Advisory Board during fiscal 2007 and 2008. Since these are non-employee options, their valuation became final on the vesting dates, February 16, 2009 and May 18, 2009. The expense for these non-employee options was estimated based on the following assumptions:

	2009	2008	2007
Risk-free interest rate	2.75%	3.50%	4.50%
Expected dividend yield	0%	0%	0%
Expected lives	10 years	10 years	10 years
Expected volatility	57.3%	57.5%	58.7%

The following weighted average assumptions were made in calculating the fair value of all shares issued under the ESPP during the periods presented:

	2009	2008	2007
Risk-free interest rate	1.27%	3.25%	4.93%
Expected dividend yield	0%	0%	0%
Expected lives	1.1 years	1.2 years	1.1 years
Expected volatility	50%	35%	33%

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

The 2004 Plan allows for grants of stock options, stock appreciation rights, stock bonuses (including restricted stock units), restricted stock and performance-based awards. Stock options outstanding under the 2004 Plan and the Replaced Plans vest over variable periods determined at the grant date, generally with terms of immediate vesting or up to four years, and expire ten years from the date of grant. Options issued under the 2004 Plan and the Replaced Plans are exercisable at prices not less than fair market value on the date of the grant. The 2004 Plan prohibits repricing of options granted without prior shareholder approval. Certain restricted stock units awarded under the 2004 Plan vest based on performance criteria that are tied to the Company’s results of operations, personal performance criteria, and, in certain cases, length of service.

During fiscal 2007, the Company granted an option to purchase 100,000 shares to a key executive and options to purchase an aggregate of 25,000 shares to members of the Scientific Advisory Board. The Board of Directors authorized these grants as inducements for joining the Company and the grants were not made under a shareholder approved plan. The exercise price for each option grant is the fair market value of the Company’s stock on the date of the grant. Options granted to the key executive become exercisable with respect to 25 percent of the underlying shares each year over four years. Options granted to members of the Scientific Advisory Board vested on February 16, 2009 and May 18, 2009.

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

At March 28, 2009, the Company had 9,257,150 shares of its common stock reserved for issuance under all of the above plans combined. Of those shares, 4,147,687 are subject to issuance under currently outstanding stock options and stock awards and 5,109,463 shares, including 318,868 shares available for issuance under the 1990 Employee Stock Purchase plan, are available for future grants. The weighted-average fair-value of share-based compensation awards, including stock option awards granted and vested during the period, unvested stock awards granted during the period and the intrinsic value of stock options exercised during the period were:

(In thousands, except per share data)	2009	2008	2007
Stock-Option Awards:
Grant date fair value per share	$6.86	$9.75	$9.85
Total fair value of options granted	$968	$2,384	$1,990
Total fair value of options vested	$1,285	$1,035	$1,039
Total intrinsic value of options exercised	$105	$590	$288
Unvested Stock Awards:
Grant date fair value per share	$16.19	$22.50	$18.95
Total fair value of awards granted	$5,614	$9,832	$2,128
Employee Stock Purchase Plan:
Grant date fair value per share	$3.33	$4.79	$4.40
Total grant date fair value	$979	$612	$731

Share-Based Payment Award Activity

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at March 29, 2008	4,012,580	$25.16
Granted	136,000	16.58
Exercised	(28,797)	12.10
Expired or forfeited	(688,936)	26.12

	3,430,847	$24.74	4.41	$—

Vested and expected to vest at March 28, 2009	3,400,914	$24.79	4.38	$—

Exercisable at March 28, 2009	3,210,400	$25.16	4.11	$—

Information with respect to unvested stock awards activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at March 29, 2008	576,997	$21.63
Awarded	346,750	16.19
Vested	(61,494)	21.36
Forfeited	(145,413)	20.26

Outstanding at March 28, 2009	716,840	$19.32	1.96	$4,502

8. Fair Value Measurements

Effective March 30, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. In addition, on October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) which is effective upon issuance, including prior periods for which financial statements have not been issued. This standard provides guidance when valuing securities in markets that are not active.

Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include the following:

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

As of March 28, 2009, we held a total of $15.6 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. At the time of purchase in 2007, these ARS were rated AAA and AA. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of 2008 the Company’s ARS began to experience failed auctions. An unrealized pretax loss of $3.9 million was recorded in accumulated other comprehensive income to reflect the fair value of these securities on the Consolidated Balance Sheet at March 29, 2008.

Since that time none of the Company’s securities have traded through the auction process and no other market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock have experienced credit rating downgrades. Consequently, it was determined that the decline in fair value of these securities represented an other-than-temporary impairment in accordance with U.S. generally accepted accounting principles. Accordingly, the cost basis of these securities was written down to their estimated fair values with an other-than-temporary impairment charge of $13.6 million for the year ended March 28, 2009. The $6.0 million estimated fair value of these securities is classified as a non-current investment on the Consolidated Balance Sheet at March 28, 2009, consistent with the classification at March 29, 2008.

Due to the unsuccessful auctions and downgrades of the insurers, interest rates on remaining ARS have been reset at higher rates with predetermined premiums as defined in the security offerings. The Company currently continues to receive all interest and preferred stock dividend payments when due. Given the continued challenges in the financial markets and the prolonged credit crisis, the Company cannot reasonably predict when these securities will become liquid.

There were no sales of available for sale securities in fiscal 2009 or fiscal 2007. During fiscal 2008, proceeds from the sales of available for sale securities were $47.3 million, with net losses on sales of $0.2 million. For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains (losses) on available for sale securities were insignificant as of March 28, 2009 and were $(2.6) million and $0.4 million at March 29, 2008 and June 2, 2007, respectively. These amounts have been included in accumulated other comprehensive income (loss).

Certain information regarding marketable securities at March 28, 2009 and March 29, 2008 is as follows (in thousands):

		Unrealized		Realized Losses
March 28, 2009	Cost	Gains	Losses		Fair Value
Available for sale debt securities (current):
Corporate notes and bonds	$2,072	$12	$—	$—	$2,084

Available for sale debt securities (non-current):
Auction rate securities and preferred stock	$19,600	$—	$—	$(13,593)	$6,007

		Unrealized		Realized Losses	Fair Value
March 29, 2008	Cost	Gains	Losses
Available for sale debt securities (current):
Federal government and government agency	$1,664	$27	$—	$—	$1,691

Available for sale debt securities (non-current):
Auction rate securities	$19,600	$—	$(3,903)	$—	$15,697
Corporate notes and bonds	2,090	48	—	—	2,138

Total	$21,690	$48	$(3,903)	$—	$17,835

Underlying maturities of investments at March 28, 2009 were approximately $2.0 million within one year and $6.0 million beyond 10 years.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 28, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Money market securities	$139,650	$—	$—	$139,650
Corporate notes and bonds	—	2,084	—	2,084
Forward purchase or (sale) contracts:
Japanese Yen	—	116	—	116
Taiwan Dollar	—	(202)	—	(202)
Korean Won	—	214	—	214
Euro	—	19	—	19
British Pound	—	7	—	7
Auction rate securities	—	—	5,627	5,627
Preferred stock	—	—	380	380

	$139,650	$2,238	$6,007	$147,895

The following table illustrates Level 3 activity from March 29, 2008 to March 28, 2009:

(In thousands)	Level 3
Fair Value, March 29, 2008	$15,697
Transfers into (out of) Level 3, net	—
Other-than-temporary impairment of auction rate investments	(9,973)
Other-than-temporary impairment of preferred stock	(3,620)
Adjustment to accumulated other comprehensive income (loss) to recognize unrealized losses, gross of tax effect	3,903

Fair Value, March 28, 2009	$6,007

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For the forward contracts, spot prices at March 27, 2009 were utilized to calculate the unrealized gain/loss on open forward contracts which were recorded in accumulated other comprehensive loss and other assets.

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

9. Inventories

The components of inventories at March 28, 2009 and March 29, 2008 are as follows:

(In thousands)	2009	2008
Raw materials and purchased parts	$56,701	$62,060
Work-in-process	7,741	15,154
Finished goods	20,440	24,287

	$84,882	$101,501

10. Other Current Assets

Other current assets at March 28, 2009 and March 29, 2008 consisted of the following:

(In thousands)	2009	2008
Prepaid expenses	$2,055	$2,809
Value added tax receivable	3,426	3,747
Income tax refund receivable	4,828	1,055
Other	285	211

	$10,594	$7,822

During the fourth quarter of 2009, due to the termination of the merger agreement, $1.4 million of prepaid expenses previously incurred in conjunction with the proposed merger with Zygo Corporation were recognized as operating expenses and included in Merger transaction costs on the Consolidated Statement of Operations for the year ended March 28, 2009. See Note 6 “Termination of Proposed Merger with Zygo Corporation” for additional discussion.

During the fourth quarter of 2009, the Company collected a $4.9 million receivable related to the sale of its minority interest in Axsun Technologies, Inc. (Axsun). The Company recorded a $0.1 million loss in its third quarter earnings for the amount of escrow funds that are not anticipated to be returned. The investment in Axsun was previously recorded as a non-current asset within the “Other assets” balance on the Consolidated Balance Sheets.

11. Goodwill

Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). The Company had previously chosen the fourth quarter to perform its annual goodwill impairment test.

Due to decreases in the Company’s market capitalization, the Company reviewed the recoverability of goodwill as of the end of the third quarter of 2009. Consistent with historical practices, the estimation of the fair value was determined based on a method that compares the Company’s market capitalization against the net book value of the Company’s assets. Based on the results of the review, it was determined that the fair value of the Company’s goodwill was less than the carrying value. Accordingly, as of the end of the third quarter of 2009, the Company recognized an impairment charge of $17.4 million, of which $16.0 million related to the NWR acquisition. The impairment charge is reflected in “Goodwill impairment” in the accompanying Consolidated Statement of Operations for the year ended March 28, 2009. This charge has no effect on the Company’s cash flows or liquidity and is not deductible for income tax purposes.

12. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of March 28, 2009 and March 29, 2008:

(In thousands)	Estimated Useful Lives	2009	2008
Land	n/a	$3,056	$3,061
Buildings and improvements	3 to 40 years	39,443	39,587
Machinery and equipment	3 to 10 years	46,094	45,938
Computer equipment and software	1 to 7 years	29,289	27,628

		117,882	116,214
Less accumulated depreciation and amortization		(74,877)	(68,252)

		$43,005	$47,962

Depreciation and amortization expense totaled $10.3 million, $7.8 million and $8.2 million in 2009, 2008 and 2007, respectively.

Costs related to the implementation of an ERP system that met the criteria for capitalization under SOP 98-1 in 2009, 2008 and 2007 totaled $0.9 million, $1.2 million and $0.8 million, respectively.

13. Other Assets

Other assets consisted of the following as of March 28, 2009 and March 29, 2008:

(In thousands)	2009	2008
Patents, net	$2,044	$137
Consignment and demo equipment, net	6,447	8,346
Minority equity investments	7,991	12,115
All-Ring patent suit court bond	8,738	9,705
Acquisition escrow deposit	—	4,940
Other	855	864

	$26,075	$36,107

The decline in the Minority equity investment account was mostly due to the sale of the Company’s $5.0 million minority equity investment in Axsun Technologies, Inc. during the third quarter of fiscal 2009. See Note 10 “Other Current Assets” for further discussion.

The increase in Patents, net, was due to a purchase of intellectual property from Xsil Ltd. during the fourth quarter of 2009.

Other assets include a Taiwan dollar security bond posted with the Kaohsiung Court in Taiwan related to the Company’s filing of a patent infringement suit against All Ring Tech Co., Ltd. in that jurisdiction. This deposit will be held by the court pending final resolution of the matter. See Note 22 “Legal Proceedings” for additional information.

Amortization expense totaled $2.3 million, $2.4 million and $0.2 million in 2009, 2008 and 2007, respectively. Amortization expense in 2009 and 2008 includes $2.3 million and $2.1 million, respectively, for the amortization of intangible assets acquired with the purchase of NWR.

14. Income Taxes

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

Net deferred tax assets at March 28, 2009 and March 29, 2008 consisted of the following:

(In thousands)	2009	2008
Deferred tax assets and liabilities:
Current
Inventory valuation and warranty costs	$4,821	$6,024
Receivables and other current assets	(141)	(137)
Payroll-related accruals	583	434
Accrued liabilities	636	753
Deferred revenue	3,002	3,247
Tax loss and credit carryforwards	47	10,266
Other	(212)	(846)

Total current deferred tax assets	8,736	19,741
Valuation allowance, current	(2,438)	(4,835)

Net current deferred tax assets	6,298	14,906

Non-current
Deferred compensation	2,430	—
Intangible assets and investments	3,039	(1,496)
Accrued liabilities	559	345
Property, plant and equipment	415	(110)
Other comprehensive loss	698	725
Tax loss and credit carryforwards	23,056	1,716
Other	1,177	179

Total non-current deferred tax asset	31,374	1,359
Valuation allowance, non-current	(8,754)	(333)

Net non-current deferred tax assets	22,620	1,026

Total deferred tax assets	40,110	21,100
Total valuation allowance	(11,192)	(5,168)

Net deferred tax assets	$28,918	$15,932

As of March 28, 2009, the Company had approximately $23.1 million in tax assets resulting from federal, state and foreign net operating losses and tax credits. A detailed breakdown of the net operating loss carryforwards (tax-effected) and tax credits at March 28, 2009 and March 29, 2008 are as follows:

(In thousands)	2009	2008
Federal net operating losses	$2,021	$2,886
State net operating losses	2,539	2,516
Foreign operating losses and tax credits	6,834	398
Federal research credits	5,897	1,647
State research credits	4,391	3,202
Federal minimum tax credit	1,246	1,246
Federal capital losses	175	87

	$23,103	$11,982

Federal net operating losses of $2.0 million and $2.9 million for the twelve months ended March 28, 2009 and ten months ended March 29, 2008, respectively, expire on fiscal 2012. The state net operating losses of $2.5 million and $2.5 million for the twelve months ended March 28, 2009 and ten months ended March 29, 2008, respectively, expire on various dates through fiscal 2029. The majority of the foreign net operating losses may be carried forward indefinitely. The federal and most of the state research credits expire on various dates through fiscal 2029. Certain state research credits and the federal minimum tax credits are available indefinitely.

A valuation allowance of $11.2 million and $5.2 million has been recorded as of March 28, 2009 and March 29, 2008, respectively. The valuation allowance was increased by $6.0 million in fiscal 2009, $0.7 million in fiscal 2008 and $0.5 million in fiscal 2007. A $4.9 million valuation was established in fiscal 2009 on the other-than-temporary impairment charges of ARS. Future adjustments to the valuation allowance against the deferred tax assets may be recorded with changes in future forecasts of taxable income. Based upon historical and future expectations of taxable income, the Company believes that its valuation allowance on deferred tax assets is adequate and that it is more-likely-than-not that the net deferred tax assets of $28.9 million at March 28, 2009 will be realized within the applicable carryforward periods.

The components of income before income taxes and the provision for (benefit from) income taxes, all from continuing operations, were as follows:

(In thousands)	2009	2008	2007
(Loss) income before income taxes:
Domestic	$(62,614)	$21,678	$30,213
Foreign	(2,063)	4,834	4,414

Total (loss) income before income taxes	(64,677)	26,512	34,627

(Benefit from) provision for income taxes:
Current:
U.S. federal and state	(4,297)	5,091	5,565
Foreign	3,671	2,116	1,216

	(626)	7,207	6,781
Deferred:
U.S. federal and state	(13,283)	2,992	3,746
Foreign	282	(276)	576

	(13,001)	2,716	4,322

Total (benefit from) provision for income taxes	$(13,627)	$9,923	$11,103

Tax benefits associated with share-based compensation of $0.1 million, $0.1 million, and $0.5 million were allocated to common stock in fiscal 2009, 2008 and 2007, respectively.

A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate is as follows:

(In thousands)	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	0.8	0.9
Tax credits	2.7	(4.8)	(5.5)
Domestic production and export tax incentives	—	(1.2)	(3.6)
Non-U.S. income taxed at different rates	3.7	1.5	2.3
Changes in accrued taxes	(1.9)	0.2	4.0
Goodwill impairment	(12.5)	—	—
Change in valuation allowance	(6.5)	0.9	0.5
Stock compensation	(1.1)	0.9	0.8
In-process research and development write-off	—	3.8	—
Other, net	0.7	0.3	(2.3)

	21.1%	37.4%	32.1%

During the twelve months ended March 28, 2009, the Company recorded a goodwill impairment charge of $17.4 million. During the ten months ended March 29, 2008, the Company recorded an in-process research and development write-off of $2.8 million. Both items are non-deductible for tax purposes.

The Company operates globally but considers its significant tax jurisdictions to include the United States, Taiwan, China, Korea, Japan, Singapore and the United Kingdom. As of March 28, 2009, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
China	2005 and forward
Japan	2004 and forward
Korea	2002 and forward
Singapore	2001 and forward
Taiwan	2002 and forward
United Kingdom	2001 and forward
United States	2003 and forward

The Company adopted FIN 48 as of the beginning of fiscal 2008. This interpretation clarifies the criteria for recognizing income tax benefits under SFAS No. 109 and requires additional disclosures for uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for tax positions is dependent upon the benefit being more likely than not to be sustainable upon examination. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is more-likely-than-not to be realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s financial position.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits for the twelve months ended March 28, 2009 and the ten months ended March 29, 2008 is as follows:

(In thousands)	2009	2008
Beginning unrecognized tax benefits balance	$6,871	$5,583
Gross increases for tax positions of prior years	296	1,395
Gross decreases for tax positions of prior years	(12)	(524)
Gross increases for tax positions for current year	490	417

Ending unrecognized tax benefits balance	$7,645	$6,871

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.6 million at March 28, 2009 and $6.9 million at March 29, 2008. The Company recognizes accrued interest and penalties on unrecognized tax positions in the provision for income taxes. The gross amount of accrued interest and penalties as of March 28, 2009 is $1.8 million and the Company did not incur interest and penalties during fiscal 2009. Other than for increases and decreases consistent with prior years, the Company does not anticipate any significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapse of statutes of limitation. The unrecognized tax benefits for fiscal 2009 and 2008 were presented as long-term income taxes payable on the Consolidated Balance Sheets as of March 28, 2009 and March 29, 2008.

15. Accrued Liabilities

Accrued liabilities consisted of the following at March 28, 2009 and March 29, 2008:

(In thousands)	2009	2008
Payroll-related	$3,971	$11,248
Product warranty	2,057	3,740
Purchase order commitments and receipts	673	1,093
Professional fees	1,143	1,553
Value added taxes payable	2,095	1,681
Restructuring costs	447	553
Other	2,572	5,432

	$12,958	$25,300

See Note 17 “Product Warranty” for discussion of the accrual for product warranty.

16. Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for fiscal 2009, 2008 and 2007:

(In thousands)	2009	2008	2007
Beginning balance	$12,583	$12,290	$13,321
NWR deferred revenue acquired	—	1,603	—
Revenue deferred	23,763	38,176	26,521
Revenue recognized	(25,095)	(39,486)	(27,552)

Ending balance	$11,251	$12,583	$12,290

17. Product Warranty

The following is a reconciliation of the changes in the aggregate product warranty accrual for fiscal 2009, 2008 and 2007:

(In thousands)	2009	2008	2007
Beginning balance	$3,740	$3,893	$3,716
NWR warranty reserve acquired	—	774	—
Warranty charges incurred, net	(6,546)	(6,127)	(6,080)
Provision for warranty charges	4,863	5,200	6,257

Ending balance	$2,057	$3,740	$3,893

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

18. Derivative Financial Instruments

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

At March 28, 2009 and March 29, 2008, the Company had net forward exchange contracts to purchase foreign currencies totaling $4.3 million and $20.0 million, respectively. In general, these contracts mature in less than one year and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal.

The table below summarizes, by major currency, the notional amounts of forward exchange contracts in U.S. dollars as of March 28, 2009 and March 29, 2008. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate as of March 28, 2009 and March 29, 2008.

(In thousands)	Bought (Sold)
	2009	2008
Singapore Dollar	$—	$18,047
Japanese Yen	5,573	11,405
Taiwan Dollar	4,432	5,576
Korean Won	(1,422)	(9,089)
British Pound	(4,068)	(3,304)
Euro	(249)	(2,677)

Total, net	$4,266	$19,958

19. Commitments and Contingencies

The Company leases certain equipment, automobiles, manufacturing and office space under operating leases, which are non-cancelable and expire on various dates through fiscal 2013. The aggregate minimum commitment for rentals under operating leases beyond March 28, 2009 is as follows (in thousands):

Year
2010	$2,114
2011	1,377
2012	152
2013	5
2014	—

$3,648

Rental expense for all operating leases was $2.1 million, $1.8 million and $0.9 million in fiscal 2009, 2008 and 2007, respectively. In addition to the operating lease commitments detailed above, the Company had firm purchase order commitments in the ordinary course of business, primarily for inventories, totaling $14.9 million and $36.8 million at March 28, 2009 and March 29, 2008, respectively.

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

20. Earnings Per Share

Following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for fiscal 2009, 2008 and 2007:

(In thousands, except per share data)	2009	2008	2007
Net (loss) income	$(51,050)	$16,589	$23,524

Weighted average shares used for basic earnings per share	27,079	27,929	29,125
Incremental diluted shares	—	394	254

Weighted average shares used for diluted earnings per share	27,079	28,323	29,379

Net (loss) income per share:
Net (loss) income—basic	$(1.89)	$0.59	$0.81

Net (loss) income—diluted	$(1.89)	$0.59	$0.80

In fiscal 2009, 2008 and 2007, there were approximately 4.3 million, 2.7 million, and 3.4 million anti-dilutive common stock equivalents, respectively, related to employee stock options and awards that were excluded from the diluted EPS calculations because inclusion would have had an anti-dilutive effect.

21. Share Repurchase Program

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

As of March 28, 2009, a total of 307,865 shares have been repurchased under this program at an average price of $15.34 per share, totaling $4.7 million under this authorization, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities on the Consolidated Statements of Cash Flows.

22. Legal Proceedings

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

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring the Company to cancel two of the claims in the 207469 patent. The Company filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. On August 12, 2008, the IPO decided the action in the Company’s favor and dismissed the cancellation action. All Ring appealed the IPO’s cancellation decision to the Board of Appeal of the Ministry of Economic Affairs (MOEA) on September 12, 2008. On March 23, 2009, the MOEA dismissed the IPO’s cancellation decision solely on procedural grounds. The MOEA remanded the case to the IPO with a request that the IPO issue another decision within six months that rectifies the procedural defects of the IPO’s earlier decision.

Pursuant to the Court’s PAO and PIO, the Company was required to post Taiwan dollar security bonds with the Court. The total security bonds were valued at approximately US$8.7 million at March 28, 2009 and this amount was included in the Company’s other assets on the Consolidated Balance Sheet at March 28, 2009.

In the ordinary course of business the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

23. Shareholder Rights Plan

The Company’s shareholder rights plan expired on May 7, 2009. On May 14, 2009, the Board of Directors authorized a new shareholder rights plan that replaced the rights provided by the expired plan. The new rights plan was entered on May 18, 2009.

Under the terms of the new plan, under certain conditions, each right may be exercised to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $60, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. Generally, the Rights become exercisable after a person or group acquires or commences a tender offer that would result in beneficial ownership of 15 percent or more of outstanding common stock. In addition, the Rights become exercisable if any party becomes a beneficial owner of 10 percent or more of outstanding common stock and is determined by the Board of Directors to be an adverse party. If a person or group acquires 15 percent of outstanding common stock or the Board of Directors declares a person to be an Adverse Person, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock, or, in certain circumstances, other assets of the Company having a value equal to twice the exercise price of the Right.

If, after the Rights become exercisable, the Company is acquired in a merger or other business combination, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to twice the exercise price of the Right, depending on the circumstances. The Rights expire on May 18, 2019 and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the Company’s earnings.

24. Geographic and Product Information

Net sales by product type were as follows:

(In thousands)	2009	2008	2007
Semiconductor Group (SG)	$44,855	$109,156	$145,381
Passive Components Group (PCG)	29,243	75,112	63,093
Interconnect/Micro-machining (IMG)	83,215	62,887	42,350

	$157,313	$247,155	$250,824

Sales by geographic area, based on the location of the end user, were as follows:

(In thousands)	2009	2008	2007
Asia	$110,114	$183,783	$187,228
Americas	30,637	43,870	40,987
Europe	16,562	19,502	22,609

	$157,313	$247,155	$250,824

Long-lived assets, exclusive of investments and deferred tax assets, by geographic area were as follows:

(In thousands)	2009	2008
United States	$62,177	$89,525
Asia	14,737	16,945
Europe	95	127

	$77,009	$106,597

25. Restructuring and Cost Management Plans

In the fourth quarter of 2008, the Company observed weakness in the memory market and related reductions in customers’ capital spending and as a result, began to take cost-reduction actions in response to the change in market conditions. These adverse trends in the memory market and capital spending continued throughout 2009 and were further compounded by significant volatility in global financial markets and economic slowing. As a result, the Company took additional actions during 2009 in response to the market conditions in order to mitigate the impact of lower business levels to its results from operations. These actions included reductions in workforce, office consolidations in foreign subsidiary locations, the closure of a small research and development facility, suspension of the Company’s 401(k) match, temporary executive pay reductions, company-wide furloughs and plant shutdowns.

During 2009, these actions resulted in $4.0 million of total restructuring expenses, substantially all of which related to employee severance and related benefits. In conjunction with these actions, 158 positions were eliminated in the Company’s U.S. and overseas offices during 2009, impacting all functional groups. At March 28, 2009, approximately $0.4 million was included in accrued liabilities, consisting primarily of unpaid severance and employee related costs.

26. Insurance Recoveries

In June 2006, the Company received $1.3 million of insurance proceeds for demonstration systems that were destroyed in a fire at a customer’s plant. As the book value of these assets had previously been written off, the Company recorded a gain on the recovery in the first quarter of fiscal 2007 which was included as an offset to operating expenses on the Consolidated Statement of Operations.

In November 2006, the Company settled litigation related to insurance coverage for the shareholder and derivative lawsuits related to the restatement of financial results announced in 2003 and recorded a gain of $1.0 million in the second quarter of fiscal 2007 as an offset to operating expenses on the Consolidated Statement of Operations. All related costs were expensed as incurred in prior periods.

27. Quarterly Financial Information (Unaudited)

(In thousands, except per share data)	1st Quarter[1]	2nd Quarter	3rd Quarter	4th Quarter
Twelve months ended March 28, 2009
Net sales	$64,024	$49,610	$25,618	$18,061
Gross profit	25,291	21,072	7,418	4,637
Operating expenses[2]	25,507	23,366	37,509	26,314
Benefit from income taxes	(1,692)	(2,449)	(1,834)	(7,652)
Net loss[3]	(2,758)	(4,109)	(29,258)	(14,925)
Basic net loss per share	(0.10)	(0.15)	(1.08)	(0.55)
Diluted net loss per share	(0.10)	(0.15)	(1.08)	(0.55)
Ten months ended March 29, 2008
Net sales	$16,961	$82,318	$77,286	$70,590
Gross profit	8,075	36,809	35,684	31,573
Operating expenses[4]	6,631	29,273	27,486	28,748
Provision for income taxes	842	4,066	3,392	1,623
Net income	1,418	5,530	6,662	2,979
Basic net income per share	0.05	0.20	0.24	0.11
Diluted net income per share	0.05	0.19	0.24	0.11

The sum of the quarterly EPS data presented in the table above for fiscal 2009 and 2008 does not equal annual results due to the varying impacts of dilutive securities to the annual versus the quarterly EPS calculations (see Note 20 “Earnings Per Share”) and due to rounding.

1.	Due to a change in fiscal year end, the first quarter of fiscal 2008 represented only the four weeks ended June 30, 2007.

2.	In the fourth quarter of 2009, operating expenses included a $4.1 million charge to write-off material from an RD&E program due to a change in product development strategy, $1.9 million of merger transaction costs associated with the terminated merger with Zygo Corporation and $2.0 million of restructuring costs. In the third quarter of 2009, operating expenses included a $17.4 million goodwill impairment charge and $0.1 million of restructuring charges. In the second quarter of 2009, operating expenses included $1.2 million of restructuring costs. In the first quarter of 2009, operating expenses included $0.7 million of restructuring costs.

3.	In the fourth quarter of 2009, net loss included pretax charges of $1.1 million for other-than-temporary impairment of auction rate securities and $1.1 million for increases to the valuation allowance on deferred tax assets. In the third quarter of 2009, net loss included pretax charges of $2.0 million for other-than-temporary impairment of auction rate securities and $4.9 million for increases to the valuation allowance on deferred tax assets. In the second quarter of 2009, net loss included a pretax charge of $5.4 million for other-than-temporary impairment of auction rate securities. In the first quarter of 2009, net loss included a pretax charge of $5.1 million for other-than-temporary impairment of auction rate securities.

4.	In the fourth quarter of fiscal 2008, operating expenses included $1.0 million of restructuring costs. In the second quarter of fiscal 2008, operating expenses included a $2.8 million write-off of in-process research and development related to the acquisition of NWR.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 28, 2009 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 28, 2009.

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

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Electro Scientific Industries, Inc.:

We have audited Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electro Scientific Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Electro Scientific Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended March 28, 2009, the ten-month period ended March 29, 2008 and the year ended June 2, 2007, and our report dated June 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
June 10, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information about the Company’s audit committee, is included under the headings “Proposal 1: Election of Directors,” “Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Independence” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

2.1	Agreement and Plan of Merger and Reorganization by and among Electro Scientific Industries, Inc., Zirkon Merger Sub, LLC and Zygo Corporation dated as of October 15, 2008. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on form 8-K filed October 16, 2008.

2.2	Amendment No. 1 to Agreement and Plan of Reorganization by and among Electro Scientific Industries, Inc., Zirkon Merger Sub LLC and Zygo Corporation, dated as of December 2, 2008. Incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 filed on December 8, 2008.

3.1	Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment to Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment to Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000, as filed on January 16, 2001.

3.4	Articles of Amendment to Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on form 8-K filed on May 19, 2009 (the “May 19 8-K”).

3.5	2009 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the May 19 8-K.

4.1	Rights Agreement, dated as of May 18, 2009, between Electro Scientific Industries, Inc. and Mellon Investor Services. Incorporated by reference to Exhibit 4.1 of the May 19 8-K.

10.1*	ESI 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-E of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

10.2*	ESI 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (the “1997 10-K”).

10.3*	1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10-E of the 1997 10-K.

10.4*	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

10.5*	2000 Stock Option Incentive Plan. Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

10.6*	Employment Agreement between the Company and Nicholas C. Konidaris, dated January 7, 2004. Incorporated by reference to Exhibit 10.1 of the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended February 28, 2004, as filed on April 6, 2004.

10.7*	Amendment No. 1 to Employment Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2005 (the “January 31 8-K”).

10.8*	Amendment to Employment Agreement, dated November 12, 2008, between the Company and Nicholas Konidaris. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, as filed on February 4, 2009.

10.9*	Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.2 of the January 31 8-K.

10.10*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.3 of the January 31 8-K.

10.11*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.4 of the January 31 8-K.

10.12*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.6 of the January 31 8-K.

10.13*	2004 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.14*	Deferred Compensation Plan 2008 Restatement. Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008 (the “2008 10-K”).

10.15*	Amendment No. 1 to Deferred Compensation Plan 2008 Restatement. Incorporated by reference to Exhibit 10.31 of the 2008 10-K.

10.16*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Incentive Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on form 8-K filed on October 21, 2004 (the “October 21 8-K”).

10.17*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.4 of the October 21 8-K.

10.18*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (non-directors) (for awards made on July 20, 2005). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 26, 2005 (the “July 26 8-K”).

10.19*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (directors) (for awards made on July 20, 2005). Incorporated by reference to Exhibit 10.3 of the July 26 8-K.

10.20*	Form of Performance Based Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.5 of the January 31 8-K.

10.21*	Form of Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.7 of the January 31 8-K.

10.22*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Non-Directors) (for awards made on May 24, 2006). Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2006 (the “May 30 8-K”).

10.23*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Directors) (for awards made in May 2006). Incorporated by reference to Exhibit 10.2 of the May 30 8-K.

10.24*	Form of Restricted Stock Unit Agreement between the Company and Nicholas Konidaris, dated as of October 4, 2006. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 11, 2006.

10.25*	Form of Change in Control Agreement between the Company and each of Robert DeBakker and Paul Oldham. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2006.

10.26*	Form of Restricted Stock Unit Agreement (for awards made on or after July 19, 2006 and prior to February 2008). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 25, 2006 (the “July 25 8-K”).

10.27*	Form of Restricted Stock Unit Agreement for directors. Incorporated by reference to Exhibit 10.4 of the July 25 8-K.

10.28*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (for awards made after February 2008). Incorporated by reference to Exhibit 10.27 of the 2008 10-K.

10.29*	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement (for July 2006 awards). Incorporated by reference to Exhibit 10.28 of the 2008 10-K.

10.30*	Form of Restricted Stock Unit Agreement (for awards made after February 2008). Incorporated by reference to Exhibit 10.29 of the 2008 10-K.

10.31*	Form of Performance-Based Restricted Stock Unit Agreement (for awards made on or after July 2007). Incorporated by reference to Exhibit 10.30 of the 2008 10-K.

10.32	Voting Agreement, dated as of December 8, 2008, among Electro Scientific Industries, Inc. and The D3 Family Fund, L.P., The D3 Family Bulldog Fund, L.P., The D3 Family Canadian Fund, L.P., The DIII Offshore Fund, L.P., Nierenberg Investment Management Company, Inc., Nierenberg Investment Management Offshore, Inc. and David Nierenberg. Incorporated by reference to Exhibit 10 of the Company’s Current Report on form 8-K filed December 9, 2008.

10.33	Lease between Caputo Associates and New Wave Research, Incorporated, dated as of December 29, 2003.

10.34	Settlement Agreement and Mutual Release, dated April 2, 2009, among Electro Scientific Industries, Inc., Zirkon Merger Sub, LLC, and Zygo Corporation. Incorporated by reference to Exhibit 10 of the Company’s Current Report on form 8-K filed April 3, 2009.

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for Frederick Ball

24.2	Power of Attorney for Richard J. Faubert

24.3	Power of Attorney for Edward C. Grady

24.4	Power of Attorney for Barry L. Harmon

24.5	Power of Attorney for W. Arthur Porter

24.6	Power of Attorney for Gerald F. Taylor

24.7	Power of Attorney for Keith L. Thomson

24.8	Power of Attorney for Jon D. Tompkins

24.9	Power of Attorney for Robert R. Walker

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2009	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By:	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 10, 2009.

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