Form 10-Q
period 2009-06-27
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2009-08-05
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

The number of shares outstanding of the Registrant’s Common Stock at July 31, 2009 was 27,319,503 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 27, 2009	March 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$124,474	$153,538
Short-term investments	30,688	2,380

Total cash and investments	155,162	155,918

Trade receivables, net of allowances of $1,015 and $969	20,070	18,847
Inventories	78,744	84,882
Shipped systems pending acceptance	2,939	2,072
Deferred income taxes, net	6,206	6,298
Other current assets	10,307	10,594

Total current assets	273,428	278,611

Auction rate securities	7,134	6,007
Property, plant and equipment, net of accumulated depreciation of $77,351 and $74,877	42,234	43,005
Non-current deferred income taxes, net	25,823	22,620
Acquired intangible assets, net of accumulated amortization of $4,893 and $4,382	7,418	7,929
Other assets	24,774	26,075

Total assets	$380,811	$384,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,233	$7,492
Accrued liabilities	11,736	12,958
Deferred revenue	11,776	11,251

Total current liabilities	29,745	31,701

Non-current liabilities:
Income taxes payable	9,401	9,023

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 27,266 and 27,184 issued and outstanding	135,566	133,808
Retained earnings	205,941	211,085
Accumulated other comprehensive income related to auction rate securities	740	—
Accumulated other comprehensive loss, other	(582)	(1,370)

Total shareholders’ equity	341,665	343,523

Total liabilities and shareholders’ equity	$380,811	$384,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	June 27, 2009	June 28, 2008
Net sales	$22,603	$64,024
Cost of sales	16,642	38,733

Gross profit	5,961	25,291

Operating expenses:
Selling, service and administration	11,971	15,100
Research, development and engineering	7,455	9,658
Restructuring costs	—	749
Merger termination proceeds, net	(4,516)	—

Net operating expenses	14,910	25,507

Operating loss	(8,949)	(216)

Non-operating income (expense):
Other-than-temporary impairment of auction rate securities	—	(5,094)
Interest and other income, net	342	860

Total non-operating income (expense)	342	(4,234)

Loss before income taxes	(8,607)	(4,450)
Benefit from income taxes	(3,077)	(1,692)

Net loss	$(5,530)	$(2,758)

Net loss per share – basic	$(0.20)	$(0.10)

Net loss per share – diluted	$(0.20)	$(0.10)

Weighted average number of shares – basic	27,234	27,108

Weighted average number of shares – diluted	27,234	27,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Fiscal quarter ended
(In thousands)	June 27, 2009	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,530)	$(2,758)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	2,538	2,597
Amortization of acquired intangible assets	511	740
Share-based compensation expense	2,307	1,410
Loss on disposal of property and equipment	—	24
Other-than-temporary impairment of auction rate securities	—	5,094
Deferred income taxes	(3,496)	(372)
Changes in operating accounts:
(Increase) decrease in trade receivables, net	(681)	165
Decrease in inventories	6,279	6,397
(Increase) decrease in shipped systems pending acceptance	(867)	1,174
Decrease (increase) in other current assets	403	(1,361)
Decrease in accounts payable and accrued liabilities	(2,900)	(11,729)
Increase in deferred revenue	525	255

Net cash (used in) provided by operating activities	(911)	1,636

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(398)	(1,486)
Proceeds from the sale of property, plant and equipment	—	4
Purchases of investments	(46,312)	(284,294)
Proceeds from sales and maturities of investments	18,000	281,844
Minority equity investment	(193)	(876)
Decrease in other assets	186	283

Net cash used in investing activities	(28,717)	(4,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock plans	342	1,187
Excess tax benefit of share-based compensation	—	7
Share repurchases	(555)	(3,340)

Net cash used in financing activities	(213)	(2,146)
Effect of exchange rate changes on cash	777	(730)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,064)	(5,765)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,538	141,059

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,474	$135,294

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$(343)	$(1,264)
Income tax refunds received	$27	$549

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowances for doubtful accounts; share-based compensation; income taxes including the valuation of deferred tax assets; fair value measurements; valuation of cost method equity investments; and valuation of long-lived assets.

With the exception of the adoption of certain pronouncements as described in Note 2 “Recent Accounting Pronouncements”, there have been no significant changes to the Company’s significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 28, 2009.

Certain reclassifications have been made in the accompanying condensed consolidated financial statements for prior periods to conform to the current presentation. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

2. Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP No. EITF 03-6-1). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore necessitate inclusion in the computation of earnings per share under the two-class method. FSP No. EITF 03-6-1 became effective as of the first quarter of fiscal 2010 and adoption did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued three Staff Positions which became effective for the Company beginning with the first quarter of fiscal 2010: FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP No. FAS 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” and FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS No. 157) when there is no active market and reaffirms the SFAS No. 157 definition of fair value. FSP FAS No. 115-2 and FAS No. 124-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and revises the existing impairment model for such securities by distinguishing between credit and non-credit components of impaired debt securities that are not expected to be sold. FSP FAS No. 107-1 and APB No. 28-1 enhances disclosures about fair value for instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company adopted these Staff Positions as of the first quarter of fiscal 2010 and they have not had a material impact on the Company’s financial statements. See Note 6 “Fair Value Measurements” for disclosures applicable to these Staff Positions.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification” (ASC) as the source of authoritative accounting principles. The ASC combines all existing authoritative standards into a comprehensive, topically organized online database to simplify user access to all authoritative GAAP. The ASC will become effective for the Company’s second quarter of fiscal 2010. The Company’s adoption of the ASC will not have a material impact on its financial statements.

3. Acquisition of New Wave Research, Incorporated

On July 20, 2007, the Company acquired New Wave Research, Incorporated (NWR), a privately-held company headquartered in Fremont, California. The Company acquired 100% of NWR’s outstanding common stock for approximately $36.2 million, comprised of $34.9 million in cash and merger-related transaction costs of $1.3 million.

The following table presents the details of the intangible assets purchased in the NWR acquisition as of July 20, 2007 and accumulated amortization to date at June 27, 2009:

(In thousands, except years)	Useful Life (in years)	Estimated Fair Value at Acquisition Date	Accumulated Amortization	Recorded Value at June 27, 2009
Developed technology	7	$8,100	$(2,247)	$5,853
Customer relationships	6	2,700	(1,377)	1,323
Customer backlog	1	700	(700)	—
Trade name and trademarks	3	400	(259)	141
Change of control agreements	1	100	(100)	—
Fair value of below-market lease
(non-current portion)	3.8	311	(210)	101

Subtotal – long term		12,311	(4,893)	7,418

Fair value of below-market lease
(current portion)		110	—	110

Total acquired intangible assets		$12,421	$(4,893)	$7,528

Amortization expense for intangible assets purchased in the NWR acquisition has been recorded in the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
	June 27, 2009	June 28, 2008
Cost of sales	$289	$289
Selling, service and administration	222	451

Total	$511	$740

The estimated amortization expense for intangible assets purchased in the NWR acquisition for the current year, including amounts amortized to date, and in future years is as follows (in thousands):

Year	Amortization
2010	$1,954
2011	1,734
2012	1,472
2013	1,325
2014	1,197
Future years	357

$8,039

The NWR results of operations are included in the Company’s condensed consolidated financial statements from the date of acquisition forward. Pro forma financial statements of the combined entities are not presented as the impact of the acquisition was not material.

4. Termination of Proposed Merger with Zygo Corporation

On October 16, 2008, the Company announced that it had entered into a definitive agreement with Zygo Corporation (Zygo) under which the Company would acquire Zygo in an all stock transaction. On January 20, 2009, Zygo announced that its Board of Directors had withdrawn its recommendation in favor of the merger agreement. On April 2, 2009, the Company and Zygo entered into a Settlement Agreement and Mutual Release (Settlement Agreement).

Pursuant to the terms of the Settlement Agreement, during the fiscal quarter ended June 27, 2009, Zygo paid the Company a $5.4 million merger termination fee. The Company also incurred $0.9 million of incremental costs relating to the merger termination during the same quarter, resulting in net proceeds of $4.5 million recorded in the Condensed Consolidated Statement of Operations for the fiscal quarter ended June 27, 2009.

5. Share-Based Compensation

The Company follows the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123R) which requires the Company to recognize expense related to the fair value of its share-based compensation awards. The Company uses the Black-Scholes model to estimate the fair value of all share-based compensation awards on the date of grant, except for unvested stock awards which are valued at the fair market value of the Company’s stock on the date of award. The Company recognizes the compensation expense for all share-based compensation awards on a straight-line basis over the requisite service period of the award.

Starting the first quarter of 2010, the Company granted stock only stock appreciation rights (SOSARs). SOSARs grant the right to receive shares of the Company’s stock equivalent to the increase in stock value of a specified number of shares over a specified period of time. The Company uses the Black-Scholes model to estimate the fair value of SOSARs. Similar to options, SOSARs are recorded at the fair value of the award at grant date and the expense is recognized on a straight-line basis over the requisite service period of the award. The Company did not grant any stock options during the first quarter of 2010 and did not grant any SOSARs prior to the first quarter of 2010.

Share-based compensation was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	June 27, 2009	June 28, 2008
Cost of sales	$215	$207
Selling, service and administration	1,778	888
Research, development and engineering	314	315

Total share-based compensation expense	$2,307	$1,410

There were no stock options exercised during the first quarter of 2010. The total amount of net cash received from Employee Stock Purchase Plan (ESPP) purchases and stock awards in the fiscal quarter ended June 27, 2009 was $0.3 million. For the fiscal quarter ended June 27, 2009, tax benefits realized from the exercise of stock options and ESPP purchases were not material. Upon exercise of stock options and SOSARs, the Company issues new shares of common stock from its authorized shares.

As of June 27, 2009, no share-based compensation expenses were capitalized. The Company had $14.6 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.73 years.

Valuation Assumptions

The weighted average assumptions used in the Black-Scholes model to estimate the fair values of options and SOSARs granted in the quarters ended June 27, 2009 and June 28, 2008 were:

	Fiscal quarter ended
(In thousands)	June 27, 2009	June 28, 2008
Expected life in years	5.6	4.6
Risk-free interest rate	2.63%	3.50%
Expected volatility	48%	41%
Expected dividend rate	0%	0%

The risk-free rates used are based on the U.S. Treasury yields over the expected terms. The expected term and forfeiture estimates for stock options and SOSARs are based on an analysis of actual exercise behavior. The Company uses its historical volatility over the estimated expected term as the expected volatility.

Share-Based Payment Award Activity

The weighted average fair value of share-based compensation awards, including stock option and SOSAR awards granted and vested during the period, unvested stock awards granted during the period and the intrinsic value of stock options exercised during the period were:

	Fiscal quarter ended
(In thousands, except per share data)	June 27, 2009	June 28, 2008
Stock-Option and SOSAR Awards:
Grant date fair value per share	$3.88	$6.47
Total fair value of options and SOSARs granted	$3,412	$880
Total fair value of options and SOSARS vested	$171	$95
Total intrinsic value of options and SOSARS exercised	$—	$65
Unvested Stock Awards:
Grant date fair value per share	$8.26	$16.27
Total fair value of awards granted	$3,858	$5,591
Employee Stock Purchase Plan:
Grant date fair value per share	$1.71	$4.26
Total grant date fair value	$141	$307

Information with respect to stock option and SOSAR activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 28, 2009	3,430,847	$24.74
Granted	879,900	8.26
Exercised	—	—
Expired or forfeited	(420,288)	24.40

Outstanding at June 27, 2009	3,890,459	$21.05	5.87	$3,365

Vested and expected to vest at June 27, 2009	3,596,170	$21.99	5.56	$2,385

Exercisable at June 27, 2009	2,821,511	$25.19	4.45	$3

Information with respect to unvested stock awards activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 28, 2009	716,840	$19.32
Awarded	467,300	8.26
Vested	(73,516)	10.77
Forfeited	(2,740)	18.10

Outstanding at June 27, 2009	1,107,884	$15.22

6. Fair Value Measurements

Effective March 30, 2008, the Company adopted SFAS No. 157 with respect to its financial assets and liabilities only. Effective March 29, 2009, the Company adopted the remaining provisions of SFAS No. 157, which pertain to nonfinancial assets and liabilities. The adoption of this statement did not have a material impact on the Company’s financial statements. On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) which is effective upon issuance, including prior periods for which financial statements have not been issued. This standard provides guidance when valuing securities in markets that are not active.

In April 2009, the FASB issued FSP FAS No. 157-4; FSP FAS No. 115-2 and FAS No. 124-2; and FSP No. 107 and APB No. 28-1. FSP FAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 when there is no active market, and reaffirms the SFAS No. 157 objective to reflect an asset’s sale price in an orderly transaction at the date of the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and revises the existing impairment model for such securities by distinguishing between credit and non-credit components of impaired debt securities that are not expected to be sold. FSP FAS No. 107-1 and APB No. 28-1 enhances fair value disclosures for instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company adopted these Staff Positions as of the first quarter of fiscal 2010 and they have not had a material impact on the Company’s condensed consolidated financial statements.

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

As of June 27, 2009, the Company held a total of $15.6 million invested in auction rate securities (ARS) at par value. Additionally, the Company held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. At the time of purchase in 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of 2008, the Company’s ARS began to experience failed auctions.

Since that time, none of the Company’s securities have traded through the auction process and very few market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock experienced credit rating downgrades throughout fiscal 2009. Consequently, it was determined that the declines in fair value of these securities during 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, at the end of each quarter of 2009, the cost bases of these securities were written down to their estimated fair values with other-than-temporary impairment charges totaling $13.6 million, of which $5.1 million was recorded during the first quarter of 2009. As of the first quarter of 2010, in accordance with the adoption of FSP FAS No. 115-2 and FAS No. 124-2, the Company recorded a cumulative-effect adjustment to the opening balance of retained earnings of $0.4 million for the non-credit loss portion of the ARS. The Company also recorded a fair value adjustment to accumulated other comprehensive income of $1.1 million to reflect the estimated fair value of the ARS. The credit loss portion of the ARS was determined by direct estimation of the change in fair value attributable to market movements. The Company utilized market indices representing investments of constant credit quality over time and measured the index yield, which is considered attributable to non-credit related factors, at the beginning and end of the period. The effect of this change in yield on the value of the security was measured and subtracted from the total change in fair value to arrive at the estimated change in value attributable to changes in credit quality. The $7.1 million estimated fair value of these securities is classified as a non-current asset on the Condensed Consolidated Balance Sheet at June 27, 2009, consistent with the classification at June 28, 2008 and each subsequent reporting period.

The Company currently continues to receive all interest and preferred stock dividend payments when due. Given the continued challenges in the financial markets and the prolonged credit crisis, the Company cannot reasonably predict when these securities will become liquid.

The Company had no sales of available for sale securities in the first quarter of 2010 or the first quarter of 2009. For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains on available for sale securities included in accumulated other comprehensive income were $0.7 million as of June 27, 2009. Net unrealized holding losses on available for sale securities included in accumulated other comprehensive income were insignificant as of June 28, 2008. No gains or losses were reclassified out of accumulated other comprehensive income during the first quarter of fiscal 2010.

Certain information regarding marketable securities at June 27, 2009 and March 28, 2009 was as follows (in thousands):

		Unrealized		Realized Loss
June 27, 2009	Cost	Gain	Loss		Fair Value
Available for sale debt securities (current):
Commercial paper	$25,322	$—	$(8)	$—	$25,314
Corporate notes and bonds	4,974	13	—	—	4,987

	$30,296	$13	$(8)	$—	$30,301

Available for sale debt securities (non-current):
Auction rate securities	$15,600	$740	$—	$(9,586)	$6,754
Preferred stock	4,000	—	—	(3,620)	380

	$19,600	$740	$—	$(13,206)	$7,134

		Unrealized		Realized Loss
March 28, 2009	Cost	Gain	Loss		Fair Value
Available for sale debt securities (current):
Corporate notes and bonds	$2,072	$12	$—	$—	$2,084

Available for sale debt securities (non-current):
Auction rate securities	$15,600	$—	$—	$(9,973)	$5,627
Preferred stock	4,000	—	—	(3,620)	380

	$19,600	$—	$—	$(13,593)	$6,007

Underlying maturities of investments at June 27, 2009 were approximately $30.3 million within one year and $7.1 million beyond 10 years.

As of June 27, 2009, the Company had $6.0 million invested in Series D Preferred Stock and $2.2 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” As of June 27, 2009 and March 28, 2009, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 9 “Other Assets”, the full carrying values of $8.2 million and $8.0 million were included in other assets on the Condensed Consolidated Balance Sheets at June 27, 2009 and March 28, 2009, respectively.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 27, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Money market securities	$87,492	$—	$—	$87,492
Commercial paper	—	43,806	—	43,806
Corporate notes and bonds	—	4,987	—	4,987
Forward purchase or (sale) contracts:
Japanese Yen	—	(70)	—	(70)
Taiwan Dollar	—	58	—	58
Korean Won	—	(58)	—	(58)
Euro	—	3	—	3
British Pound	—	110	—	110
Auction rate securities	—	—	6,754	6,754
Preferred stock	—	—	380	380
The following table illustrates Level 3 activity during first quarter of 2010:
(In thousands)		Auction Rate Securities	Preferred Stock	Total
Beginning Balance		$5,627	$380	$6,007
Net unrealized gains:
Included in earnings		—	—	—
Included in other comprehensive income		1,127	—	1,127
Purchases, issuances and settlements		—	—	—
Net transfers into (out of) Level 3		—	—	—

Ending Balance		$6,754	$380	$7,134

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For the forward contracts, spot prices at June 26, 2009 were utilized to calculate the unrealized gain/loss on open forward contracts which were recorded in Accumulated other comprehensive income (loss) and Other assets on the Condensed Consolidated Balance Sheet as of June 27, 2009.

The Level 3 assets consisted of ARS and preferred stock acquired through the conversion of certain ARS during the third quarter of 2009. As none of the Company’s securities have traded through the auction process and very few market transactions have been observed for these securities, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, ratings of and financial claims on the bond insurers and issuers; and (vi) the underlying trust assets of the securities.

7. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	June 27, 2009	March 28, 2009
Raw materials and purchased parts	$53,073	$56,701
Work-in-process	8,871	7,741
Finished goods	16,800	20,440

	$78,744	$84,882

8. Other Current Assets

Other current assets consisted of the following:

(In thousands)	June 27, 2009	March 28, 2009
Income tax refund receivable	$4,827	$4,828
Value added tax receivable	2,868	3,426
Prepaid expenses	2,427	2,055
Other	185	285

	$10,307	$10,594

9. Other Assets

Other assets consisted of the following:

(In thousands)	June 27, 2009	March 28, 2009
All-Ring patent suit court bond	$8,966	$8,738
Minority equity investment	8,184	7,991
Consignment and demo equipment, net	4,900	6,447
Patents, net	2,002	2,044
Other	722	855

	$24,774	$26,075

10. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	June 27, 2009	March 28, 2009
Payroll-related liabilities	$4,027	$3,971
Value added taxes payable	1,477	2,095
Product warranty accrual	1,284	2,057
Professional fees payable	1,141	1,143
Purchase order commitments and receipts	570	673
Restructuring costs payable	203	447
Other	3,034	2,572

	$11,736	$12,958

11. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended
(In thousands)	June 27, 2009	June 28, 2008
Product warranty accrual, beginning	$2,057	$3,740
Warranty charges incurred, net	(1,690)	(2,239)
Provision for warranty charges	917	2,523

Product warranty accrual, ending	$1,284	$4,024

Net warranty charges incurred include labor costs and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to Cost of sales.

12. Deferred Revenue

Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company’s factory and title transfer which frequently occur at the time of delivery to a common carrier. Revenue is deferred whenever title transfer is pending and/or acceptance criteria have not yet been fulfilled. Deferred revenue occurrences include sales to Japanese end-user customers, shipments of substantially new products and shipments with custom specifications and acceptance criteria. In sales involving multiple element arrangements, the fair value of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended
(In thousands)	June 27, 2009	June 28, 2008
Deferred revenue, beginning	$11,251	$12,583
Revenue deferred	5,660	7,539
Revenue recognized	(5,135)	(7,284)

Deferred revenue, ending	$11,776	$12,838

13. Earnings Per Share

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

For the fiscal quarters ended June 27, 2009 and June 28, 2008, awards of options, SOSARs and unvested awards representing an additional 3.6 million and 4.3 million shares of common stock were outstanding, respectively. These shares were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

14. Comprehensive Income (Loss)

The components of comprehensive loss, net of tax, were as follows:

	Fiscal quarter ended
(In thousands)	June 27, 2009	June 28, 2008
Net loss	$(5,530)	$(2,758)
Other comprehensive income	1	2
Foreign currency translation adjustment	791	(281)
Reclassification of unrealized loss on auction rate securities to earnings	—	2,496
Unrealized gain on auction rate securities	1,127	—
Net unrealized loss on securities classified as available for sale	(5)	(22)

Other comprehensive loss	$(3,616)	$(563)

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

During the first quarter of 2010, the Company repurchased 64,960 shares for $0.6 million under this share repurchase program at an average price per share of $8.55, calculated inclusive of commissions and fees. As of June 27, 2009, a total of 372,825 shares have been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.

16. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended
(In thousands)	June 27, 2009	June 28, 2008
Semiconductor Group (SG)	$5,260	$21,728
Passive Component Group (PCG)	5,150	13,275
Interconnect/Micro-machining Group (IMG)	12,193	29,021

	$22,603	$64,024

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	June 27, 2009	June 28, 2008
Asia	$16,087	$44,439
Americas	4,287	12,903
Europe	2,229	6,682

	$22,603	$64,024

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

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring the Company to cancel two of the claims in the 207469 patent. The Company filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. On August 12, 2008, the IPO decided the action in the Company’s favor and dismissed the cancellation action. All Ring appealed the IPO’s cancellation decision to the Board of Appeal of the Ministry of Economic Affairs (MOEA) on September 12, 2008. On March 23, 2009, the MOEA dismissed the IPO’s cancellation decision solely on procedural grounds. The MOEA remanded the case to the IPO with a request that the IPO issue another decision within six months that rectifies the procedural defects of the IPO’s earlier decision. On July 22, 2009, the IPO issued a decision dismissing All Ring’s cancellation action.

Pursuant to the Court’s PAO and PIO, the Company was required to post Taiwan dollar security bonds with the Court. The total security bonds, valued at approximately US$9.0 million, were included in the Company’s other assets on the Condensed Consolidated Balance Sheet at June 27, 2009.

In the ordinary course of business, the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

18. Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It also requires disclosure of the date through which the Company has evaluated subsequent events. The Company adopted SFAS No. 165 as of the first quarter of fiscal 2010. The Company will apply the provisions of this statement prospectively as such events occur, and can only assess the impact of the standard at such time. For the first quarter of fiscal 2010, the Company evaluated subsequent events through August 5, 2009, the date the financial statements were issued. No such events were identified.

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

Overview of Business

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global semiconductor and micro-electronics markets, including advanced laser systems that are used to micro-engineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, passive components, electronic interconnect devices, and other components used in a wide variety of end products in the computer, consumer electronics, communications and other industries. Our equipment enables these manufacturers to achieve yield and productivity gains in their manufacturing processes that can be critical to their profitability. ESI was founded in 1944, is headquartered in Portland, Oregon, and has subsidiaries in the U.S., Europe and Asia.

Our advanced laser microengineering and inspection systems allow semiconductor and micro-electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields. Laser micro-engineering comprises a set of precise fine-tuning processes, including micro-machining, wafer scribing and dicing, semiconductor memory-link cutting, device trimming and via drilling, that requires application-specific laser systems able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance during the manufacturing process for semiconductor devices, high-density interconnect (HDI) circuits, including flexible interconnect material and advanced semiconductor packaging, high-brightness light emitting diodes (LED), flat panel liquid crystal displays (LCD) and general micro-machining applications.

Additionally, we produce high-capacity test and optical inspection equipment that is critical to the quality control process during the production of multi-layer ceramic capacitors (MLCCs). Our equipment ensures that each MLCC meets both the electrical and physical tolerances required to perform properly.

Summary of Sequential Quarterly Results

The financial results of the fiscal quarter ended June 27, 2009 reflected some signs of improvement from the prior quarter in virtually all of our markets. Total order volume for the first quarter of 2010 was $28.7 million, compared to total order volume for the fourth quarter of 2009 of $16.1 million. The increase in orders was driven by improvements in all our business groups. However, market conditions remain very difficult, as semiconductor memory prices remain relatively weak and capacity utilization, while improving, is below the level that drives significant capacity purchases.

Orders for our Semiconductor Group (SG) products more than doubled compared to the historically low level of orders in the fourth quarter of 2009. The increase in orders for SG products was reflected in higher levels of spending in our LED scribing business and also due in part to qualification of our new wafer repair application.

Orders for our Passive Components Group (PCG) almost tripled compared to the very low levels in the fourth quarter of 2009. This increase was driven by a multi-system order for our high-capacitance tester as well as increased orders for our consumable and tooling products, reflecting increased utilization and low channel inventory.

Orders for our Interconnect/Micro-machining Group (IMG) products increased by approximately 25% compared to the fourth quarter of 2009. This increase was driven primarily by strong orders for our flex interconnect applications and increased activity in general-purpose micromachining applications.

Gross margins were 26.4% on net sales of $22.6 million in the first quarter of 2010, compared to 25.7% on net sales of $18.1 million in the fourth quarter of 2009. The slight increase in gross margin percentage reflects the benefit from higher sales volume, partially offset by an unfavorable product mix compared to the prior quarter. Included in cost of sales in both quarters were $0.3 million of amortization of intangible assets acquired in the acquisition of New Wave Research, Incorporated (NWR) in July, 2007.

Total operating expenses decreased $11.4 million to $14.9 million in the first quarter of 2010, compared to $26.3 million in the fourth quarter of 2009. Approximately $6.4 million of the sequential decrease was due to a receipt of $4.5 million in net proceeds in the first quarter of 2010 from a merger termination fee compared to $1.9 million of merger related expenses incurred in the fourth quarter of 2009. Additionally, we incurred a $4.1 million charge in the fourth quarter of 2009 to write-off material from a research, development and engineering program due to a change in our product development strategy and restructuring charges totaling $2.0 million. Partially offsetting these reductions, share-based compensation increased $1.2 million due to a change in the vesting schedule of current year board of director grants, incremental cost of the Company’s annual stock grant, and lower expenses recognized in the prior quarter based on reduced achievement against existing performance grants. Excluding the impact of these items, expenses decreased approximately $0.1 million due to continued efforts to manage our cost structure and timing of engineering project costs between quarters.

Operating loss decreased to $8.9 million in the first quarter of fiscal 2010 compared to $21.7 million in the fourth quarter of fiscal 2009, driven by the net decrease of $11.4 million in net operating expenses and increased gross profit of $1.3 million.

There was no other-than-temporary impairment charge related to our auction rate securities (ARS) during the first quarter of 2010 compared to a $1.1 million charge in the fourth quarter of 2009, reflecting a slight improvement of financial markets during the first quarter of 2010.

Net interest and other income of $0.3 million in the first quarter of 2010 increased slightly from $0.2 million in the fourth quarter of 2009. The increase was driven by improved foreign currency results partially offset by lower interest income, the result of declines in average market interest rates.

The effective tax rate was 35.7% in the first quarter of 2010, resulting in an income tax benefit of $3.1 million, compared to an effective rate of 33.9% for the fourth quarter of 2009, resulting in an income tax benefit of $7.7 million.

Net loss for the first quarter of 2010 was $5.5 million or $0.20 per basic and diluted share, compared to a net loss of $14.9 million or $0.55 per basic and diluted share in the fourth quarter of 2009.

Results of Operations

The following table presents results of operations data as a percentage of net sales for the fiscal quarters ended June 27, 2009 and June 28, 2008:

	Fiscal quarter ended
	June 27, 2009	June 28, 2008
Net sales	100.0%	100.0%
Cost of sales	73.6	60.5

Gross margin	26.4	39.5
Selling, service and administration	53.0	23.5
Research, development and engineering	33.0	15.0
Restructuring costs	—	1.2
Merger termination proceeds, net	(20.0)	—

Operating loss	(39.6)	(0.2)
Other-than-temporary impairment of auction rate securities	—	(8.0)
Interest and other income, net	1.5	1.3

Loss before income taxes	(38.1)	(6.9)
Benefit from income taxes	13.6	2.6

Net loss	(24.5)%	(4.3)%

Fiscal Quarter Ended June 27, 2009 Compared to Fiscal Quarter Ended June 28, 2008

Net Sales

Net sales were $22.6 million for the first quarter of 2010, a decrease of $41.4 million or 64.7% compared to net sales of $64.0 million for the first quarter of 2009. Revenue decreased in each of our product groups, reflecting the extremely difficult global economic environment. Our worldwide customers have been severely affected by depressed consumer demand and weak memory prices that persisted throughout calendar 2008 and to date in calendar 2009.

Net sales by product group for the fiscal quarters ended June 27, 2009 and June 28, 2008 were as follows:

	Fiscal quarter ended
	June 27, 2009		June 28, 2008
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$5,260	23.3%	$21,728	33.9%
Passive Components Group (PCG)	5,150	22.8%	13,275	20.7%
Interconnect/Micro-machining Group (IMG)	12,193	53.9%	29,021	45.4%

	$22,603	100.0%	$64,024	100.0%

SG sales in the first quarter of 2010 decreased $16.5 million or 75.8% compared to the first quarter of 2009. The overall decrease in sales was due to the significant downturn in the memory markets and its impact to our memory repair customers’ demand for capital equipment.

PCG sales in the first quarter of 2010 declined $8.1 million or 61.2% compared to the first quarter of 2009. The decrease in PCG net sales was driven by global reduction in demand for consumer electronics which has reduced the utilization of existing systems at our MLCC manufacturing customers and impacted their demand for additional products.

IMG sales in the first quarter of 2010 decreased $16.8 million or 58.0% compared to the first quarter of 2009. The decrease was primarily due to strong sales that occurred in the first quarter of 2009 for our micro-machining products driven by initial demand for the Model 5800 released during that quarter. Sales for the first quarter of 2010 reflect lower order levels from micro-machining customers partially offset by continued demand from flex circuit and integrated circuit packaging segments of the market.

Net sales by geographic region for the fiscal quarters ended June 27, 2009 and June 28, 2008 were as follows:

	Fiscal quarter ended
	June 27, 2009		June 28, 2008
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$16,087	71.1%	$44,439	69.4%
Americas	4,287	19.0%	12,903	20.2%
Europe	2,229	9.9%	6,682	10.4%

	$22,603	100.0%	$64,024	100.0%

Compared to the fiscal quarter ended June 28, 2008, net sales for the fiscal quarter ended June 27, 2009 declined $28.4 million or 63.8% in Asia, $8.6 million or 66.8% in the Americas, and $4.5 million or 66.6% in Europe. These decreases reflect the impact of the global economic recession on all of our markets.

Gross Profit

Gross profit for the fiscal quarters ended June 27, 2009 and June 28, 2008 was as follows:

	Fiscal quarter ended
	June 27, 2009		June 28, 2008
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$5,961	26.4%	$25,291	39.5%

Gross profit for the fiscal quarter ended June 27, 2009 was $6.0 million, a decline of $19.3 million compared to gross profit of $25.3 million for the fiscal quarter ended June 28, 2008. Gross profit also declined as a percentage of net sales, decreasing to 26.4% for the first quarter of 2010 from 39.5% for the first quarter of 2009. These decreases were primarily related to decreased revenue levels along with an associated reduction in capacity utilization. As a response to the decline in business, management implemented cost reduction efforts throughout fiscal 2009, including reductions in manufacturing labor and overhead, which partially mitigated the impact of lower production volumes.

Operating Expenses

Operating expenses for the fiscal quarters ended June 27, 2009 and June 28, 2008 were as follows:

	Fiscal quarter ended
	June 27, 2009		June 28, 2008
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, Service and Administration	$11,971	53.0%	$15,100	23.5%
Research, Development and Engineering	7,455	33.0	9,658	15.0
Restructuring Costs	—	—	749	1.2
Merger Termination Proceeds, net	(4,516)	(20.0)	—	—

	$14,910	66.0%	$25,507	39.7%

Selling, Service and Administration Expenses

The primary items included in selling, service and administration (SS&A) expenses are labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses were $12.0 million for the fiscal quarter ended June 27, 2009, a decrease of $3.1 million compared to $15.1 million in the fiscal quarter ended June 28, 2008. The decrease in SS&A expenses was primarily attributable to restructuring and cost management activities completed in fiscal 2009. These actions have included company-wide reductions in force and related decreases in compensation, labor, and travel-related costs. Additionally, we have implemented several temporary cost reduction measures, including salary reductions, furloughs, and elimination of the Company match of 401(k) contributions. The impact of these reductions was partially offset by an increase of $0.9 million in SS&A share-based compensation expense. Share-based compensation expense increased compared to the same quarter of the prior year primarily due to a change to immediate vesting for annual grants to the board of directors in May of 2009 and the incremental cost of the Company’s annual stock grant. To the extent that any of the temporary cost reduction measures cited above are discontinued in future quarters, employee-related expenses will increase accordingly.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $7.5 million for the fiscal quarter ended June 27, 2009, which represents a decline of $2.2 million compared to $9.7 million for the fiscal quarter ended June 28, 2008. This decrease was primarily due to reductions in employee-related expense resulting from our cost containment actions, and to a lesser extent, lower project materials expense.

Restructuring Costs

No restructuring expenses were incurred during the fiscal quarter ended June 27, 2009 compared to $0.7 million during the fiscal quarter ended June 28, 2008. The expenses for the fiscal quarter ended June 28, 2008 were incurred as the result of reductions in workforce announced in that quarter, which were taken in response to weakness in the memory market and reductions in customer capital spending.

Merger Termination Proceeds, Net

For the quarter ended June 27, 2009, we recorded a net benefit of $4.5 million in operating expenses related to a merger termination fee. This amount represents the receipt of a $5.4 million merger termination fee offset by an additional $0.9 million of merger transaction costs.

Non-operating Income and Expense

Other-than-temporary Impairment of Auction Rate Securities

No other-than-temporary impairment charges related to our auction rate securities (ARS) were recorded during the fiscal quarter ended June 27, 2009 compared to a charge of $5.1 million during the fiscal quarter ended June 28, 2008. The charge in fiscal 2009 was incurred as the result of instability of the global financial markets throughout fiscal 2009, which created a prolonged period of decline in the values of ARS. Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when these ARS will become liquid. See Note 6 “Fair Value Measurements” for further discussion.

Interest and Other Income, Net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, ARS valuation fees and other miscellaneous non-operating items. Net interest and other income for the fiscal quarters ended June 27, 2009 and June 28, 2008 was as follows:

	Fiscal quarter ended
	June 27, 2009		June 28, 2008
(In thousands, except percentages)	Interest and Other Income, net	% of Net Sales	Interest and Other Income, net	% of Net Sales
Interest and Other Income, net	$342	1.5%	$860	1.3%

Interest and other income, net, for the first quarter of 2010 declined $0.5 million compared to the first quarter of 2009. The decrease was primarily attributable to a $0.8 million decrease in interest income due to significant declines in market interest rates on short-term, high-quality securities over this period, partially offset by $0.3 million of foreign currency gains.

Income Taxes

The income tax benefit recorded for the fiscal quarter ended June 27, 2009 was $3.1 million on pretax loss of $8.6 million, an effective rate of 35.7%. Comparatively, the income tax benefit was $1.7 million on a pretax loss of $4.5 million for the fiscal quarter ended June 28, 2008, an effective tax rate of 38.0%.

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

Net Loss

Net loss for the fiscal quarters ended June 27, 2009 and June 28, 2008 was as follows:

	Fiscal quarter ended
	June 27, 2009		June 28, 2008
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net Loss	$(5,530)	(24.5)%	$(2,758)	(4.3)%

Net loss for the first quarter of 2010 was $5.5 million, or $0.20 per basic and diluted share, compared to net loss for the first quarter of 2009 of $2.8 million, or $0.10 per basic and diluted share. The decline was primarily the result of the reduction in revenues and gross profit, partially offset by the benefit from cost containment actions and the net merger termination proceeds, as discussed above.

Financial Condition and Liquidity

At June 27, 2009, our principal sources of liquidity consisted of cash, cash equivalents and current marketable investments of $155.2 million and accounts receivable of $20.1 million. At June 27, 2009, we had a current ratio of 9.2 and held no long-term debt. Working capital of $243.7 million was down slightly compared to the March 28, 2009 balance of $246.9 million.

During fiscal 2009, we announced that we had agreed to acquire Zygo Corporation, but in the fourth quarter of fiscal 2009 we elected to pursue the termination of the proposed merger. As a result, we wrote off fees associated with the merger of $1.9 million as operating expenses on the Consolidated Statement of Operations for the year ended March 28, 2009. During the first quarter of fiscal 2010, the termination was formalized through the establishment of the Settlement Agreement with Zygo Corporation. Pursuant to the terms of the Settlement Agreement, we received a merger termination fee of $5.4 million in April 2009. The receipt of this fee, combined with additional merger-related costs of $0.9 million, resulted in a net benefit of $4.5 million in the first quarter of 2010. This benefit is reflected as Merger termination proceeds, net, on the Condensed Consolidated Statement of Operations for the fiscal quarter ended June 27, 2009.

On May 15, 2008, the Board of Directors authorized a share repurchase program for $20 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. During the first quarter of fiscal 2010, the Company repurchased 64,960 shares for $0.6 million under this share repurchase program at an average price per share of $8.55, which was calculated inclusive of commissions and fees. As of June 27, 2009, a total of 372,825 shares have been repurchased at an average price of $14.16 per share, which was calculated inclusive of commissions and fees, totaling $5.3 million under this authorization. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows. There is no fixed completion date for the repurchase program.

As of June 27, 2009, we held a total of $15.6 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. At the time of purchase in 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of 2008, our ARS began to experience failed auctions.

Since that time, none of these securities have traded through the auction process and very few market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock experienced credit rating downgrades throughout fiscal 2009. Consequently, it was determined that the declines in fair value of these securities during 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, at the end of each quarter of 2009, the cost bases of these securities were written down to their estimated fair values with other-than-temporary impairment charges totaling $13.6 million, of which $5.1 million was recorded during the first quarter of 2009. As of the first quarter of 2010, in accordance with the adoption of

FSP FAS No. 115-2 and FAS No. 124-2, we recorded a cumulative-effect adjustment to the opening balance of retained earnings of $0.4 million for the non-credit loss portion of the ARS. We also recorded a fair value adjustment to accumulated other comprehensive income of $1.1 million to reflect the estimated fair value of the ARS. The credit loss portion of the ARS was determined by direct estimation of the change in fair value attributable to market movements. We utilized market indices representing investments of constant credit quality over time and measured the index yield, which is considered attributable to non-credit related factors, at the beginning and end of the period. The effect of this change in yield on the value of the security was measured and subtracted from the total change in fair value to arrive at the estimated change in value attributable to changes in credit quality. The $7.1 million estimated fair value of these securities is classified as a non-current asset on the Condensed Consolidated Balance Sheet at June 27, 2009, consistent with the classification at June 28, 2008, and each subsequent reporting period.

We currently continue to receive all interest and preferred stock dividend payments when due. Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when these securities will become liquid.

Sources and Uses of Cash for the Fiscal Quarter Ended June 27, 2009

Net cash flows used by operating activities totaled $0.9 million for the fiscal quarter ended June 27, 2009. Significant impacts to cash flows for the period were the net loss of $5.5 million, which included a net merger termination fee of $4.5 million, adjusted for non-cash items totaling $1.9 million, offset by net improvements in working capital. Net decreases in inventories provided operating cash of $6.3 million, while decreases in accounts payable and accrued liabilities consumed $2.9 million and other working capital improvements consumed $0.6 million.

For the fiscal quarter ended June 27, 2009, net cash of $28.7 million used in investing activities consisted primarily of $46.3 million used to purchase securities offset by $18.0 million from maturing securities.

For the fiscal quarter ended June 27, 2009, net cash used in financing activities of $0.2 million was primarily attributable to share repurchases.

We believe that our existing cash, cash equivalents and marketable securities are adequate to fund our operations, share repurchase program and contractual obligations for at least the next twelve months.

Critical Accounting Policies and Estimates

Except as discussed below, we reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended March 28, 2009.

Fair Value Measurements

Effective March 29, 2009, the Company adopted the provisions of SFAS No. 157 pertaining to nonfinancial assets and liabilities. The Company had adopted the provisions of SFAS No. 157 pertaining to financial assets and liabilities as of March 30, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4; FSP FAS No. 115-2 and FAS No. 124-2; and FSP No. 107 and APB No. 28-1. FSP FAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 when there is no active market, and reaffirms the SFAS No. 157 objective to reflect an asset’s sale price in an orderly transaction at the date of the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and revises the existing impairment model for such securities, by distinguishing between credit and non-credit components of impaired debt securities that are not expected to be sold. FSP FAS No. 107-1 and APB No. 28-1 enhances disclosures about fair value for instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company adopted these Staff Positions as of the first quarter of fiscal 2010.

Business Combinations

The Company adopted SFAS No. 141R beginning in the first quarter of fiscal 2010. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is subsequent to March 29, 2009.

Contractual Obligations

There have been no significant changes in our contractual obligations subsequent to those reported in our 2009 Annual Report on Form 10-K for our fiscal year ended on March 28, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our 2009 Annual Report on Form 10-K for our fiscal year ended on March 28, 2009. The information regarding liquidity of auction rate securities under the heading “Financial Condition and Liquidity” in Item 2 of Part I of this report is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fiscal quarter ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring the Company to cancel two of the claims in the 207469 patent. The Company filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. On August 12, 2008, the IPO decided the action in the Company’s favor and dismissed the cancellation action. All Ring appealed the IPO’s cancellation decision to the Board of Appeal of the Ministry of Economic Affairs (MOEA) on September 12, 2008. On March 23, 2009, the MOEA dismissed the IPO’s cancellation decision solely on procedural grounds. The MOEA remanded the case to the IPO with a request that the IPO issue another decision within six months that rectifies the procedural defects of the IPO’s earlier decision. On July 22, 2009, the IPO issued a decision dismissing All Ring’s cancellation action.

Pursuant to the Court’s PAO and PIO, in October 2005, the Company was required to post Taiwan dollar security bonds with the Court. The total security bonds, valued at approximately US$9.0 million, were included in other assets on the Condensed Consolidated Balance Sheet at June  27, 2009.

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

Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers and other electronic products. The markets for electronic devices have experienced sharp downturns in the past, are currently experiencing such a downturn, and may experience further downturns in the future. In 2008, we began to see the impact of weakness in the memory market and lower capital spending, particularly in the fourth quarter. This weakening increased significantly and expanded to general microelectronics and other markets during 2009 driven by the financial and credit markets and subsequent global economic weakening, resulting in a decline in orders for all of our product groups in the second, third and fourth quarters of 2009, with virtually no SG systems orders in the third and fourth quarters of 2009 and a low level of orders during the first quarter of 2010. There could be further declines in these markets and others. During such downturns, semiconductor and micro-electronics manufacturers, including our customers, can be expected to delay or cancel capital expenditures, which would have a negative impact on our financial results. During a downturn, we are not able to project when or if demand for our products will increase or that demand will not decrease further. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During this and any downturn, it is difficult for us to maintain our sales levels. As a consequence, to maintain profitability we need to reduce our operating expenses. Our ability to quickly reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and our subsequent ability to implement those actions and realize expected cost savings. Additionally, we may be unable to defer capital expenditures and we need to continue to invest in certain areas such as research and development. These factors could cause us to use greater amounts of cash in our operating and investing activities, thereby reducing our existing cash and investment balances. This and any economic downturn may also cause us to incur charges related to impairment of assets, inventory write-offs, and reductions in force, and we may experience delays in payments from our customers, which would have a negative effect on our financial results.

In the current environment, we have also implemented several temporary cost reduction measures, including salary reductions, furloughs and elimination of our match of 401(k) contributions. These reductions are temporary in nature and will not be sustained over a long period of time. Accordingly, our current level of employee-related expenses should be expected to increase in the future.

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

The financial crisis and economic slowdown have had and may continue to have an impact on our business and our financial condition. For example, demand for consumer electronics has fallen as a result of these events, reducing capital spending by our customers and thereby adversely affecting demand for our products. In addition to the impact that the global financial crisis and economic slowdown have already had on us, we may face significant challenges if these conditions do not improve or continue to worsen. Demand for our products could be adversely impacted if customers are not able to obtain financing for capital expenditures, declare bankruptcy, or are forced to discontinue operations, which could have a negative effect on our revenues. For example, in January 2009, Qimonda AG, historically one of our top customers, filed a petition to open insolvency proceedings in Germany.

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

We depend on a few significant customers for a large portion of our revenue. For example, our top ten customers for 2009 accounted for approximately 50% of total net sales in 2009, with one customer accounting for approximately 21% of total net sales. None of our customers have any long-term obligation to continue to buy our products or services, and any customer could delay, reduce or cease ordering our products or services at any time. Further, reduced revenue resulting from cyclicality or market downturns may result in a few customers accounting for a higher percentage of our revenue, as evidenced by one customer accounting for approximately 21% of net sales in 2009. As a result, any delay, reduction or cessation in purchases by such customers during a period of reduced sales could have a significant negative impact on our financial results. In addition, the semiconductor industry, and particularly the memory market, is very cyclical, which could result in consolidation among customers, changes in various partnership and technology arrangements among customers, bankruptcy of customers or departures of customers from the industry. For example, in January 2009, Qimonda AG, historically one of our top customers, filed a petition to open insolvency proceedings in Germany. These changes could negatively affect demand for our products or negatively impact the value of our technology strategies.

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

We use a wide range of materials from numerous suppliers in the production of our products, including custom electronic and mechanical components. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, some key parts are available only from a single supplier or a limited group of suppliers in the short term. Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including changes in business relationships, competitive factors, financial difficulties, work stoppages, fire, natural disasters or other causes. Such disruption could interrupt our manufacturing. Our business may be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

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

Our business is highly competitive and one factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap which we expect to be utilized in new products. Certain types of inventory, including lasers and optical equipment, are particularly expensive and can only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. For example, at June 27, 2009, we had $78.7 million of inventory reflected on our Condensed Consolidated Balance Sheet, much of which we purchased or committed to purchase prior to the time the severity of the current economic downturn became apparent. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory which may not be usable under the new strategy, which may result in material accounting charges. For example, during 2009, we wrote-off $4.1 million of material from a research, development, and engineering program due to a change in our product development strategy.

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

Our worldwide direct sales and service operations and our overseas research and development facilities expose us to employer-related risks in foreign countries.

We have established direct sales and service organizations throughout the world. We have also established research and development facilities in China and Taiwan. Having overseas employees involves certain risks. We are subject to compliance with the labor laws and other laws governing employers in the countries where our operations are located and as a result, we may incur additional costs to comply with these local regulations. Additionally, we may encounter labor shortages or disputes that could inhibit our ability to effectively sell, market and service our products. If we cannot effectively manage the risks related to employing persons in foreign countries, our operating results could be adversely affected.

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

Our inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations and could cause us not to realize the anticipated benefits of an acquisition on a timely basis or at all. In addition, if we issue common stock to pay for an acquisition, the ownership percentage of our existing shareholders will be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. In addition, the accounting for an acquisition could result in significant charges resulting from amortization of intangible assets we acquire, and new accounting guidelines, effective beginning 2010, will require that acquisition transaction costs be expensed as incurred rather than capitalized.

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

Our effective tax rates are subject to fluctuation because the income tax rates for each year are a function of: (a) taxable income levels and the effects of a mix of profits (losses) earned by ESI and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates, (b) our ability to utilize deferred tax assets, (c) taxes, refunds, interest or penalties resulting from tax audits, (d) the magnitude of various credits and deductions as a percentage of total taxable income and (e) changes in tax laws or the interpretation of such tax laws. Changes in the mix of these items may cause our effective tax rates to fluctuate between periods, which could have a material adverse effect on our financial position and results of operations.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is exercised in determining our worldwide provisions for income taxes. Furthermore, we are occasionally under audit by tax authorities and are currently under audit by the United States Internal Revenue Service. Although we believe our tax estimates are reasonable, the final outcome of tax audits and the impact of changes in tax laws or the interpretation of tax laws could result in material differences from what is reflected in historical income tax accruals. If additional taxes are assessed as a result of an examination, a material effect on our financial results, tax positions or cash flows could occur in the period or periods in which the determination is made.

No market currently exists for the auction rate securities (ARS) we hold and as a result we may not be able to liquidate them at the current valuation, if at all. As a result, we have written down the cost bases of these securities to their estimated fair value with other-than-temporary impairment charges to earnings and we may have to do so again in the future.

As of June 27, 2009, we held a total of $15.6 million invested in ARS at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. At the time of purchase in 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of 2008 our ARS began to experience failed auctions.

Since that time, none of these securities have traded through the auction process and very few market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock experienced credit rating downgrades throughout 2009. Consequently, it was determined that the declines in fair value of these securities during 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, at the end of each quarter of 2009, the cost bases of these securities were written down to their estimated fair values with other-than-temporary impairment charges totaling $13.6 million, of which $5.1 million was recorded during the first quarter of 2009. As of the first quarter of 2010, in accordance with the adoption of FSP FAS No. 115-2 and FAS No. 124-2, we recorded a cumulative-effect adjustment to the opening balance of retained earnings of $0.4 million for the non-credit loss portion of the ARS. We also recorded a fair value adjustment to accumulated other comprehensive income of $1.1 million to reflect the estimated fair value of the ARS. The credit loss portion of the ARS was determined by direct estimation of the change in fair value attributable to market movements. The Company utilized market indices representing investments of constant credit quality over time and measured the index yield, which is considered attributable to non-credit related factors, at the beginning and end of the period. The effect of this change in yield on the value of the security was measured and subtracted from the total change in fair value to arrive at the estimated change in value attributable to changes in credit quality. The $7.1 million estimated fair value of these securities is classified as a non-current asset on the Condensed Consolidated Balance Sheet at June 27, 2009, consistent with the classification at June 28, 2008, and each subsequent reporting period.

Given the continued challenges in the global financial markets and the prolonged credit crisis, we cannot reasonably predict when or if these securities will become liquid, and it is not possible to ascertain when or whether market conditions will change resulting in the recovery of fair value on these auction rate securities. It is possible that a secondary market for auction rate securities may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such a scenario, or if other events arise that impact the fair value of the securities, we may have to recognize further other-than-temporary impairment charges, which would adversely impact our financial position and results of operations.

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

The following table sets forth information about the share repurchase transactions in accordance with SEC Regulation S-K, Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Approximate Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
March 29, 2009 to May 2, 2009	—	—	307,865	$15,276,708
May 3, 2009 to May 30, 2009	64,960	$8.55	372,825	$14,721,550
May 31, 2009 to June 27, 2009	—	—	372,825	$14,721,550

Total	64,960	$8.55

(a)	Average price per share was calculated inclusive of commissions and fees.
(b)	“Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects the $20.0 million share repurchase program approved by the Board of Directors on May 15, 2008, less the total amount used for repurchases under the authorization as of the presented dates. As of June 27, 2009, a total of 372,825 shares have been repurchased at an average price of $14.16 per share, calculated inclusive of commissions and fees.

Item 6. Exhibits

This list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	Articles of Amendment to Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on form 8-K filed on May 19, 2009 (the “May 19 8-K”).

3.5	2009 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the May 19 8-K.

4.1	Rights Agreement, dated as of May 18, 2009, between Electro Scientific Industries, Inc. and Mellon Investor Services LLC. Incorporated by reference to Exhibit 4.1 of the May 19 8-K.

10.1	Settlement Agreement and Mutual Release, dated April 2, 2009, among Electro Scientific Industries, Inc., Zirkon Merger Sub, LLC, and Zygo Corporation. Incorporated by reference to Exhibit 10 of the Company’s Current Report on 8-K filed April 3, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2009	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)