Form 10-Q
period 2009-09-26
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2009-11-04
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

Registrant’s web address: www.esi.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock at October 30, 2009 was 27,429,459 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Sep 26, 2009	Mar 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$85,291	$153,538
Restricted cash	2,400	—
Short-term investments	66,760	2,380

Total cash, restricted cash and investments	154,451	155,918

Trade receivables, net of allowances of $1,015 and $969	22,054	18,847
Inventories	77,215	84,882
Shipped systems pending acceptance	3,876	2,072
Deferred income taxes, net	6,497	6,298
Other current assets	11,246	10,594

Total current assets	275,339	278,611

Non-current assets:
Auction rate securities	8,555	6,007
Property, plant and equipment, net of accumulated depreciation of $79,666 and $74,877	41,108	43,005
Non-current deferred income taxes, net	28,765	22,620
Acquired intangible assets, net of accumulated amortization of $5,974 and $4,885	8,883	9,972
Other assets	20,334	24,032

Total assets	$382,984	$384,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,981	$7,492
Accrued liabilities	13,216	12,958
Deferred revenue	12,490	11,251

Total current liabilities	33,687	31,701

Non-current liabilities:
Income taxes payable	9,352	9,023

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 27,427 and 27,184 issued and outstanding	138,189	133,808
Retained earnings	199,821	211,085
Accumulated other comprehensive income related to auction rate securities	2,161	—
Accumulated other comprehensive loss, other	(226)	(1,370)

Total shareholders’ equity	339,945	343,523

Total liabilities and shareholders’ equity	$382,984	$384,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Sep 26, 2009	Sep 27, 2008	Sep 26, 2009	Sep 27, 2008
Net sales	$27,638	$49,610	$50,241	$113,634
Cost of sales	18,212	28,538	34,854	67,271

Gross profit	9,426	21,072	15,387	46,363

Operating expenses:
Selling, service and administration	11,355	13,746	23,326	28,846
Research, development and engineering	7,441	8,446	14,896	18,104
Restructuring costs	—	1,174	—	1,923
Merger termination proceeds, net	—	—	(4,516)	—

Net operating expenses	18,796	23,366	33,706	48,873

Operating loss	(9,370)	(2,294)	(18,319)	(2,510)

Non-operating income (expense):
Other-than-temporary impairment of auction rate securities	—	(5,381)	—	(10,475)
Interest and other income, net	357	1,117	699	1,977

Total non-operating income (expense)	357	(4,264)	699	(8,498)

Loss before income taxes	(9,013)	(6,558)	(17,620)	(11,008)
Benefit from income taxes	(2,893)	(2,449)	(5,970)	(4,141)

Net loss	$(6,120)	$(4,109)	$(11,650)	$(6,867)

Net loss per share – basic	$(0.22)	$(0.15)	$(0.43)	$(0.25)

Net loss per share – diluted	$(0.22)	$(0.15)	$(0.43)	$(0.25)

Weighted average number of shares – basic	27,356	27,035	27,295	27,072

Weighted average number of shares – diluted	27,356	27,035	27,295	27,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Two fiscal quarters ended
(In thousands)	Sep 26, 2009	Sep 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,650)	$(6,867)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	4,987	5,104
Amortization of acquired intangible assets	1,089	1,338
Share-based compensation expense	4,455	2,579
Provision for doubtful accounts	—	66
Loss on disposal of property and equipment	8	92
Other-than-temporary impairment of auction rate securities	—	10,475
Deferred income taxes	(6,894)	(6,237)
Changes in operating accounts:
(Increase) decrease in trade receivables, net	(2,673)	9,286
Decrease in inventories	9,174	8,570
(Increase) decrease in shipped systems pending acceptance	(1,804)	1,198
Increase in other current assets	(466)	(251)
Increase (decrease) in accounts payable and accrued liabilities	446	(8,116)
Increase (decrease) in deferred revenue	1,239	(1,364)

Net cash (used in) provided by operating activities	(2,089)	15,873

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(117,720)	(584,095)
Proceeds from sales and maturities of investments	53,340	581,644
Purchase of property, plant and equipment	(1,115)	(2,557)
Proceeds from the sale of property, plant and equipment	—	4
Increase in restricted cash	(2,400)	—
Decrease in other assets	894	1,159
Minority equity investment	(193)	(876)

Net cash used in investing activities	(67,194)	(4,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock plans	439	1,871
Share repurchases	(555)	(4,724)

Net cash used in financing activities	(116)	(2,853)
Effect of exchange rate changes on cash	1,152	(2,315)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(68,247)	5,984
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,538	141,059

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,291	$147,043

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(1,220)	$(1,445)
Income tax refunds received	$541	$551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

With the exception of the adoption of certain pronouncements as described in Note 2 “Recent Accounting Pronouncements”, there have been no significant changes to the Company’s significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for its fiscal year ended March 28, 2009.

Certain reclassifications have been made in the accompanying condensed consolidated financial statements for prior periods to conform to the current presentation. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification” (ASC) as the source of authoritative accounting principles. SFAS No. 168 was incorporated into the ASC within ASC Topic 105 “Generally Accepted Accounting Principles” with the issuance of ASC Accounting Standards Update (ASU) 2009-1. The ASC combines all existing authoritative standards into a comprehensive, topically organized online database to simplify user access to all authoritative GAAP. The ASC became effective for the Company’s second quarter of 2010 and the adoption of the ASC did not have a material impact on the Company’s financial statements.

In September 2009, the FASB ratified ASC ASU 2009-13 (ASC ASU 2009-13), previously Emerging Issues Task Force (EITF) Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables.” ASC ASU 2009-13 addresses how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASC ASU 2009-13 will become effective for the Company’s first quarter of fiscal 2012. The Company is currently evaluating the impact, if any, that the adoption of ASC ASU 2009-13 will have on its financial position and results of operations.

In September 2009, the FASB ratified ASC ASU 2009-14, previously EITF No. 09-3 “Certain Revenue Arrangements That Include Software Elements.” ASC ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASC ASU 2009-14 will become effective for the Company’s first quarter of fiscal 2012. The Company is currently evaluating the impact, if any, that the adoption of ASC ASU 2009-14 will have on its financial position and results of operations.

3. Restricted Cash

As of September 26, 2009, the Company had restricted cash of $2.4 million. This amount collateralizes a commercial letter of credit in the amount of $2.0 million substituted for a portion of the cash bond held by the Kaohsiung District Court of Taiwan. See Note 16 “Legal Proceedings” for further discussion.

4. Fair Value Measurements

Fair value is defined under ASC Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include the following:

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

As of September 26, 2009, the Company held a total of $15.6 million invested in auction rate securities (ARS) at par value. Additionally, the Company held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of fiscal 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. At the time of purchase in fiscal 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of fiscal 2008, the Company’s ARS began to experience failed auctions.

Since that time, none of the Company’s securities have traded through the auction process and very few market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock experienced credit rating downgrades throughout fiscal 2009. Consequently, it was determined that the declines in fair value of these securities during fiscal 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, at the end of each quarter of fiscal 2009, the cost bases of these securities were written down to their estimated fair values with other-than-temporary impairment charges totaling $13.6 million, of which $5.4 million was recorded during the second quarter of fiscal 2009.

As of the beginning of the first quarter of fiscal 2010, in accordance with the adoption of ASC Topic 320 “Investments – Debt and Equity Securities” (ASC Topic 320), the Company recorded a cumulative-effect adjustment to increase the opening balance of retained earnings by $0.4 million, which represented the non-credit portion of the ARS loss previously recorded as an other-than-temporary impairment in the statement of operations. The credit portion of the ARS loss was determined by direct estimation of the change in fair value attributable to market movements. The Company utilized market indices representing investments of constant credit quality over time and measured the index yield, which is considered attributable to non-credit related factors, at the beginning and end of the period. The effect of this change in yield on the value of the security was measured and subtracted from the total change in fair value to arrive at the estimated change in value attributable to changes in credit quality. The Company also recorded fair value adjustments to accumulated other comprehensive income of $1.1 million and $1.4 million at the end of the first and second quarters of fiscal 2010, respectively, to reflect the estimated increase in fair value of the ARS. These adjustments together with the cumulative-effect adjustment of $0.4 million resulted in net total unrealized gains on ARS of approximately $2.2 million as of September 26, 2009. The $8.6 million estimated fair value of these securities is classified as a non-current asset on the Condensed Consolidated Balance Sheet at September 26, 2009, consistent with the classification at September 27, 2008 and each subsequent reporting period.

The Company currently continues to receive all interest and preferred stock dividend payments when due. Given the continued challenges in the financial markets and the prolonged credit crisis, the Company cannot reasonably predict when these securities will become liquid.

The Company sold $2.0 million of available-for-sale securities during the quarter ended September 26, 2009. There were no sales of available-for-sale securities during the quarter ended September 27, 2008. The sale of available-for-sale securities in the quarter ended September 26, 2009 resulted in an immaterial net gain. For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on available-for-sale securities included in accumulated other comprehensive income were a $2.2 million gain and a $0.1 million loss as of September 26, 2009 and September 27, 2008, respectively. Gains reclassified out of accumulated other comprehensive income during the quarter ended September 26, 2009 were immaterial.

Certain information regarding marketable securities at September 26, 2009 and March 28, 2009 was as follows (in thousands):

		Unrealized		Realized Loss
September 26, 2009	Cost	Gain	Loss		Fair Value
Available-for-sale debt securities (current):
Commercial paper	$47,830	$—	$(3)	$—	$47,827
Government agencies	38,905	12	—	—	38,917

	$86,735	$12	$(3)	$—	$86,744

Available-for-sale debt securities (non-current):
Auction rate securities	$15,600	$2,161	$—	$(9,586)	$8,175
Preferred stock	4,000	—	—	(3,620)	380

	$19,600	$2,161	$—	$(13,206)	$8,555

		Unrealized		Realized Loss
March 28, 2009	Cost	Gain	Loss		Fair Value
Available-for-sale debt securities (current):
Corporate notes and bonds	$2,072	$12	$—	$—	$2,084

Available-for-sale debt securities (non-current):
Auction rate securities	$15,600	$—	$—	$(9,973)	$5,627
Preferred stock	4,000	—	—	(3,620)	380

	$19,600	$—	$—	$(13,593)	$6,007

Underlying maturities of investments at September 26, 2009 were approximately $86.7 million within one year and $8.6 million beyond 10 years.

As of September 26, 2009, the Company had $6.0 million invested in Series D Preferred Stock and $2.2 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of September 26, 2009 and March 28, 2009, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 8 “Other Assets”, the full carrying values of $8.2 million and $8.0 million were included in other assets on the Condensed Consolidated Balance Sheets at September 26, 2009 and March 28, 2009, respectively.

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 26, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Money market securities	$48,091	$—	$—	$48,091
Commercial paper	—	47,827	—	47,827
Government agencies	—	38,917	—	38,917
Forward purchase or (sale) contracts:
Japanese Yen	—	(132)	—	(132)
Taiwan Dollar	—	(86)	—	(86)
Korean Won	—	65	—	65
Euro	—	(18)	—	(18)
British Pound	—	(42)	—	(42)
Auction rate securities	—	—	8,175	8,175
Preferred stock	—	—	380	380

The following table illustrates Level 3 activity during the second quarter of fiscal 2010:

(In thousands)	Auction Rate Securities	Preferred Stock	Total
Fair value, June 27, 2009	$6,754	$380	$7,134
Net unrealized gains:
Included in earnings	—	—	—
Included in other comprehensive income	1,421	—	1,421
Purchases, issuances and settlements	—	—	—
Net transfers into (out of) Level 3	—	—	—

Fair value, September 26, 2009	$8,175	$380	$8,555

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For the forward contracts, spot prices at September 25, 2009 were utilized to calculate the unrealized gain/loss on open forward contracts which were recorded in Accumulated other comprehensive income (loss) and Other assets on the Condensed Consolidated Balance Sheet as of September 26, 2009.

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

5. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Sep 26, 2009	Mar 28, 2009
Raw materials and purchased parts	$52,944	$56,701
Work-in-process	10,482	7,741
Finished goods	13,789	20,440

	$77,215	$84,882

6. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Sep 26, 2009	Mar 28, 2009
Income tax refund receivable	$4,828	$4,828
Prepaid expenses	3,772	2,055
Value added tax receivable	2,572	3,426
Other	74	285

	$11,246	$10,594

7. Acquired Intangible Assets

The following table presents the details of acquired intangible assets and accumulated amortization to date at September 26, 2009:

(In thousands, except years)	Useful Life (in years)		Estimated Fair Value at Acquisition Date	Accumulated Amortization	Recorded Value at Sep 26, 2009
Developed technology	7		$8,100	$(2,537)	$5,563
Customer relationships	6		2,700	(1,513)	1,187
Customer backlog	1		700	(700)	—
Trade name and trademarks	3		400	(292)	108
Change of control agreements	1		100	(100)	—
Fair value of below-market lease (non-current portion)	3.8		311	(237)	74
Patents	13.7	*	2,546	(595)	1,951

Subtotal – long term			14,857	(5,974)	8,883

Fair value of below-market lease (current portion)			110	—	110

Total acquired intangible assets			$14,967	$(5,974)	$8,993

*	Useful life for Patents represents a weighted average of four patents with varying useful lives.

Amortization expense for intangible assets has been recorded in the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2009	Sep 27, 2008	Sep 26, 2009	Sep 27, 2008
Cost of sales	$289	$289	$578	$578
Selling, service and administration	197	276	419	730
Research, development and engineering	51	15	92	30

Total	$537	$580	$1,089	$1,338

The estimated amortization expense for intangible assets for the current year, including amounts amortized year to date, and in future years is as follows (in thousands):

Year	Amortization
2010	$2,131
2011	1,896
2012	1,627
2013	1,469
2014	1,340
Future years	1,619

$10,082

8. Other Assets

Other assets consisted of the following:

(In thousands)	Sep 26, 2009	Mar 28, 2009
Minority equity investment	$8,184	$7,991
All-Ring patent suit court bond	7,069	8,738
Consignment and demo equipment, net	4,312	6,447
Other	769	856

	$20,334	$24,032

During the quarter ended September 26, 2009, the Company established a letter of credit as substitution for a portion of the All-Ring patent suit court bond and received back $2.0 million in proceeds from the court. The All-Ring patent suit court bond balance declined by $1.7 million due to the receipt of the $2.0 million proceeds, partially offset by $0.3 million favorable impact from foreign currency rate fluctuation.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Sep 26, 2009	Mar 28, 2009
Payroll-related liabilities	$3,918	$3,971
Professional fees payable	1,529	1,143
Value added taxes payable	1,457	2,095
Customer deposits	1,186	624
Product warranty accrual	1,120	2,057
Purchase order commitments and receipts	552	673
Restructuring costs payable	193	447
Other	3,261	1,948

	$13,216	$12,958

10. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2009	Sep 27, 2008	Sep 26, 2009	Sep 27, 2008
Product warranty accrual, beginning	$1,284	$4,024	$2,057	$3,740
Warranty charges incurred, net	(971)	(1,738)	(2,661)	(3,977)
Provision for warranty charges	807	1,513	1,724	4,036

Product warranty accrual, ending	$1,120	$3,799	$1,120	$3,799

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

11. Deferred Revenue

Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company’s factory and title transfer which frequently occur at the time of delivery to a common carrier. Revenue is deferred whenever title transfer is pending and/or acceptance criteria have not yet been fulfilled. Deferred revenue occurrences include sales to Japanese customers, shipments of substantially new products and shipments with custom specifications and acceptance criteria. In sales involving multiple element arrangements, the fair value of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2009	Sep 27, 2008	Sep 26, 2009	Sep 27, 2008
Deferred revenue, beginning	$11,776	$12,838	$11,251	$12,583
Revenue deferred	7,057	5,152	12,717	12,691
Revenue recognized	(6,343)	(6,771)	(11,478)	(14,055)

Deferred revenue, ending	$12,490	$11,219	$12,490	$11,219

12. Earnings Per Share

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

For the quarters ended September 26, 2009 and September 27, 2008, awards of options, stock-settled stock appreciation rights (SOSARs) and unvested restricted stock units (RSUs) representing an additional 3.2 million and 4.2 million shares of common stock were outstanding, respectively. For the two quarters ended September 26, 2009 and September 27, 2008, awards of options, SOSARs and unvested RSUs representing an additional 3.9 million and 4.2 million shares of common stock were outstanding, respectively. These shares were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

13. Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2009	Sep 27, 2008	Sep 26, 2009	Sep 27, 2008
Net loss	$(6,120)	$(4,109)	$(11,650)	$(6,867)
Other comprehensive income	1	2	2	4
Foreign currency translation adjustment	349	(998)	1,140	(1,279)
Reclassification of unrealized loss on auction rate securities to earnings	—	—	—	2,496
Unrealized gain on auction rate securities	1,421	—	2,548	—
Net unrealized gain (loss) on securities classified as available-for-sale	6	(68)	1	(90)

Comprehensive loss	$(4,343)	$(5,173)	$(7,959)	$(5,736)

14. Share Repurchase Program

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

The Company did not repurchase any shares under this program during the quarter ended September 26, 2009. As of September 26, 2009, a total of 372,825 shares have been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.

15. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2009	Sep 27, 2008	Sep 26, 2009	Sep 27, 2008
Semiconductor Group (SG)	$7,714	$12,520	$12,974	$34,248
Passive Component Group (PCG)	6,098	6,719	11,248	19,994
Interconnect/Micro-machining Group (IMG)	13,826	30,371	26,019	59,392

	$27,638	$49,610	$50,241	$113,634

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2009	Sep 27, 2008	Sep 26, 2009	Sep 27, 2008
Asia	$22,565	$38,483	$38,652	$82,922
Americas	2,917	8,182	7,204	21,085
Europe	2,156	2,945	4,385	9,627

	$27,638	$49,610	$50,241	$113,634

16. Legal Proceedings

All Ring Patent Infringement Prosecution

In August 2005, the Company commenced a proceeding in the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. The Company alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes ESI’s Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). As part of this proceeding, the Court issued a Provisional Attachment Order (PAO) in August 2005, restricting the use of some of All Ring’s assets. All Ring then filed a bond with the Court to obtain relief from the attachment of its assets. In July 2007, the Court issued a second PAO and approximately $6.0 million was restricted in All Ring’s accounts. The second PAO remains in effect and cannot be revoked.

In October 2005, the Company filed a formal patent infringement action against All Ring in the Court. The Court-appointed expert initially concluded that the Capacitor Tester and All Ring’s RK-T2000 both infringe every claim of the 207469 patent and that All Ring’s RK-L50 infringes a number of the claims as well. Because the Company had amended its claims in the cancellation action as described below, the Court asked the Court-appointed expert to respond to questions regarding the expert’s initial opinion. The Court-appointed expert conducted an additional inspection of each of these systems on September 21, 2009, and will re-evaluate whether the systems infringe after the Company and All Ring submit briefs on this issue.

Also in October 2005, the Court executed a Preliminary Injunction Order (PIO) that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester until final judgment is entered in the formal patent infringement action. The Court dismissed All Ring’s application to revoke the PIO on January 18, 2008, and the PIO remains in place.

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring the Company to cancel two of the claims in the 207469 patent. The Company filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. On August 12, 2008, the IPO decided the action in the Company’s favor and dismissed the cancellation action. All Ring appealed the IPO’s cancellation decision to the Board of Appeal of the Ministry of Economic Affairs (MOEA) on September 12, 2008. On March 23, 2009, the MOEA dismissed the IPO’s cancellation decision solely on procedural grounds. The MOEA remanded the case to the IPO with a request that the IPO issue another decision within six months that rectifies the procedural defects of the IPO’s earlier decision. On July 22, 2009, the IPO issued a decision dismissing All Ring’s cancellation action. All Ring appealed the IPO’s decision to the MOEA in August 2009.

Pursuant to the Court’s PAO and PIO, the Company was required to post Taiwan dollar security bonds with the Court. In July 2009, the Company established a letter of credit as a partial substitution and received back $2.0 million of the security bonds from the Court. The letter of credit is collateralized by $2.4 million of restricted cash. The remaining security bond balance, valued at approximately $7.1 million, is included in the Company’s other assets on the Condensed Consolidated Balance Sheet at September 26, 2009. The restricted cash balance of $2.4 million is included in the Condensed Consolidated Balance Sheet at September 26, 2009 as a current asset.

In the ordinary course of business, the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

17. Subsequent Events

On September 28, 2009, the Company established an additional letter of credit in substitution for the remaining balance of the security bonds held in association with the Taiwan legal matter described in Note 16 “Legal Proceedings.” As a result, the Company has received back $7.1 million of the security bonds from the Court and collateralized the letter of credit with $8.4 million of additional restricted cash.

No additional subsequent events as defined under ASC Topic 855 “Subsequent Events” were identified through November 4, 2009, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “anticipates” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks described in Part II, Item 1A “Risk Factors.”

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

Summary of Sequential Quarterly Results

The financial results of our second quarter of fiscal 2010, which ended September 26, 2009, reflected improvement from the prior quarter. Total order volume for the second quarter was $29.3 million, compared to $28.7 million for the first quarter of fiscal 2010, which ended June 27, 2009. The sequential increase in orders was driven by increases in our Semiconductor Group (SG) which offset lower orders in our Passive Components Group (PCG).

Orders for our SG products increased by over 25% for the second quarter compared to the prior quarter. The increase in orders for SG products reflected modest spending in non-memory markets as some customers chose to replace older systems to increase capacity.

Orders for our PCG products declined during the second quarter compared to the prior quarter. The decrease was driven primarily by timing of system orders as we received a multi-system order in the first quarter; however, orders for consumables and tooling increased due to improvements in our customers’ utilization of existing tools.

Orders for our Interconnect/Micro-machining Group (IMG) products increased slightly during the second quarter compared to the first quarter.

Net sales increased $5.0 million for the second quarter to $27.6 million compared to $22.6 million for the prior quarter. This increase reflects improvements in each of our product groups.

Gross margin was 34.1% on net sales of $27.6 million for the second quarter compared to 26.4% on net sales of $22.6 million for the prior quarter. The increase in gross margin percentage reflects the benefit from higher sales volume and factory utilization as well as a favorable product and service mix compared to the prior quarter. Included in cost of sales in both quarters were $0.3 million of amortization of intangible assets acquired in the acquisition of New Wave Research, Incorporated (NWR) in July, 2007.

Net operating expenses increased $3.9 million to $18.8 million in the second quarter compared to $14.9 million in the prior quarter. This increase was primarily driven by a one-time receipt of $4.5 million in the prior quarter of net proceeds from a merger termination fee. Excluding the net merger termination proceeds, net operating expenses decreased $0.6 million due to a $0.3 million decrease in share-based compensation, timing of project expenses between quarters and continued efforts to manage our cost structure. In our third quarter of fiscal 2010, we expect net operating expenses to increase as the quarter will include fourteen weeks rather than the usual thirteen weeks and also due to the partial reinstatement of temporary pay reductions.

Operating loss increased to $9.4 million in the second quarter compared to $8.9 million in the prior quarter. The increase was primarily due to the receipt of net merger termination proceeds of $4.5 million in the first quarter, partially offset by increased gross profit in the second quarter.

Net interest and other income of $0.4 million remained essentially flat in the second quarter compared to the prior quarter.

The effective tax rate was 32.1% for the second quarter, resulting in an income tax benefit of $2.9 million, compared to an effective rate of 35.7% for the prior quarter that resulted in an income tax benefit of $3.1 million.

Net loss for the second quarter was $6.1 million or $0.22 per basic and diluted share, compared to a net loss of $5.5 million or $0.20 per basic and diluted share in the prior quarter.

Results of Operations

Quarter Ended September 26, 2009 Compared to Quarter Ended September 27, 2008

The following table presents results of operations data as a percentage of net sales for the quarters ended September 26, 2009 and September 27, 2008:

	Fiscal quarter ended
	Sep 26, 2009	Sep 27, 2008
Net sales	100.0%	100.0%
Cost of sales	65.9	57.5

Gross margin	34.1	42.5
Selling, service and administration	41.1	27.7
Research, development and engineering	26.9	17.0
Restructuring costs	—	2.4

Operating loss	(33.9)	(4.6)
Other-than-temporary impairment of auction rate securities	—	(10.8)
Interest and other income, net	1.3	2.2

Loss before income taxes	(32.6)	(13.2)
Benefit from income taxes	(10.5)	(4.9)

Net loss	(22.1)%	(8.3)%

Net Sales

Net sales were $27.6 million for the quarter ended September 26, 2009, a decrease of $22.0 million or 44.3% compared to net sales of $49.6 million for the quarter ended September 27, 2008. Compared to the prior year, revenue decreased in each of our product groups, reflecting the impact of the global economic downturn, which resulted in declining revenues throughout fiscal 2009. Although we experienced sequential improvement in net sales from the latter part of fiscal 2009, our revenue volume in the second quarter of fiscal 2010 was lower than a year ago as our worldwide customers continue to be severely affected by depressed demand for consumer electronics.

Net sales by product group for the quarter ended September 26, 2009 and September 27, 2008 were as follows:

	Fiscal quarter ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$7,714	27.9%	$12,520	25.2%
Passive Components Group (PCG)	6,098	22.1%	6,719	13.6%
Interconnect/Micro-machining Group (IMG)	13,826	50.0%	30,371	61.2%

	$27,638	100.0%	$49,610	100.0%

SG sales in the quarter ended September 26, 2009 decreased $4.8 million or 38.4% compared to the quarter ended September 27, 2008. The overall decrease in sales was due to the continued weakness in the memory markets, as customer utilization of existing systems is below calendar 2008 capacity levels and has reduced the demand for new memory repair capital equipment.

PCG sales in the quarter ended September 26, 2009 decreased $0.6 million or 9.2% compared to the quarter ended September 27, 2008. Although PCG quarterly net sales have increased sequentially for the last three quarters, they continue to be impacted by the economic downturn and its impact on the demand for our customers’ products and their need for expanding capacity.

IMG sales in the quarter ended September 26, 2009 decreased $16.5 million or 54.5% compared to the quarter ended September 27, 2008. Although the economic downturn has negatively impacted IMG sales, the year-over-year decrease was also impacted by large micro-machining sales that occurred in the second quarter of fiscal 2009.

Net sales by geographic region for the quarter ended September 26, 2009 and September 27, 2008 were as follows:

	Fiscal quarter ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$22,565	81.6%	$38,483	77.6%
Americas	2,917	10.6%	8,182	16.5%
Europe	2,156	7.8%	2,945	5.9%

	$27,638	100.0%	$49,610	100.0%

Compared to the quarter ended September 27, 2008, net sales for the quarter ended September 26, 2009 decreased $15.9 million or 41.4% in Asia, $5.3 million or 64.3% in the Americas, and $0.8 million or 26.8% in Europe. These decreases reflect the impact of the global economic downturn experienced in each of our markets throughout 2009 and into fiscal 2010.

Gross Profit

Gross profit for the quarter ended September 26, 2009 and September 27, 2008 was as follows:

	Fiscal quarter ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross profit	$9,426	34.1%	$21,072	42.5%

Gross profit for the quarter ended September 26, 2009 was $9.4 million, a decrease of $11.6 million compared to gross profit of $21.1 million for the quarter ended September 27, 2008. Gross profit as a percentage of net sales decreased to 34.1% for the quarter ended September 26, 2009 from 42.5% for the quarter ended September 27, 2008. These decreases were primarily related to lower revenue levels along with an associated reduction in production capacity utilization. In response to the reduction in business, management implemented cost reduction efforts throughout fiscal 2009, including reductions in manufacturing labor and overhead, which partially mitigated the impact of lower production volumes.

Operating Expenses

Operating expenses for the quarter ended September 26, 2009 and September 27, 2008 were as follows:

	Fiscal quarter ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$11,355	41.1%	$13,746	27.7%
Research, development and engineering	7,441	26.9	8,446	17.0
Restructuring costs	—	—	1,174	2.4

	$18,796	68.0%	$23,366	47.1%

Selling, Service and Administration

Selling, service and administration (SS&A) primarily consists of labor and other employee-related expenses including share-based compensation expense, travel expense, professional fees, sales commissions and facilities costs. SS&A expenses were $11.4 million for the quarter ended September 26, 2009, a decrease of $2.4 million compared to $13.7 million in the quarter ended September 27, 2008. The decrease in SS&A expenses was primarily attributable to restructuring and cost management activities completed in 2009. These actions have included company-wide reductions in force and related decreases in compensation and labor-related costs. Additionally, we have implemented several temporary cost reduction measures including salary reductions, furloughs, and elimination of the Company match of 401(k) contributions. The impact of these reductions was partially offset by an increase of $0.8 million in SS&A share-based compensation expense. Share-based compensation expense increased compared to the same quarter of the prior year primarily due to the incremental cost of the Company’s annual stock grant. In our third quarter, we expect SS&A expenses to increase as the quarter will include fourteen weeks rather than the usual thirteen weeks and also due to the partial reinstatement of temporary pay reductions.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $7.4 million for the quarter ended September 26, 2009 compared to $8.5 million for the quarter ended September 27, 2008. This decrease was primarily due to reductions in employee-related expenses resulting from our cost containment actions, and to a lesser extent, lower project materials expense. Engineering project expenses can fluctuate from quarter-to-quarter depending upon the various project timelines and content. In our third quarter, we expect RD&E expenses to increase as the quarter will include fourteen weeks rather than the usual thirteen weeks and also due to the partial reinstatement of temporary pay reductions.

Restructuring Costs

No restructuring expenses were incurred during the quarter ended September 26, 2009. During the quarter ended September 27, 2008, $1.2 million of restructuring expenses were incurred as a result of reductions in workforce taken in that quarter in response to lower customer demand, resulting from weakness in the memory market and reductions in customer capital spending.

Non-operating Income and Expense

Other-than-temporary Impairment of Auction Rate Securities

No other-than-temporary impairment charges related to our auction rate securities (ARS) were recorded during the quarter ended September 26, 2009. During the quarter ended September 27, 2008, $5.4 million of impairment charges were incurred as instability in the global financial markets impacted the estimated fair values of our ARS. Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when or if these ARS will become liquid. See Note 4 “Fair Value Measurements” for further discussion.

Interest and Other Income, Net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, ARS valuation fees and other miscellaneous non-operating items. Net interest and other income for the quarter ended September 26, 2009 and September 27, 2008 were as follows:

	Fiscal quarter ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Interest and Other Income, Net	% of Net Sales	Interest and Other Income, Net	% of Net Sales
Interest and other income, net	$357	1.3%	$1,117	2.2%

Interest and other income, net, for the quarter ended September 26, 2009 decreased $0.8 million compared to the quarter ended September 27, 2008. The decrease was primarily attributable to a $0.7 million decrease in interest income attributable to declines in market interest rates during this period.

Income Taxes

The income tax benefit for the quarter ended September 26, 2009 was $2.9 million on pretax loss of $9.0 million, an effective tax rate of 32.1%. Comparatively, the income tax benefit was $2.4 million on a pretax loss of $6.6 million for the quarter ended September 27, 2008, an effective tax rate of 37.3%.

Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns and also due to the relationship of fixed deductions to overall changes in pretax income or loss. Based on currently available information, we are not aware of any such discrete events which are likely to occur that would have a materially adverse effect on our financial position, expected cash flows or results of operations. We anticipate no significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapsed statutes of limitation.

Net Loss

Net losses for the quarter ended September 26, 2009 and September 27, 2008 were as follows:

	Fiscal quarter ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(6,120)	(22.1)%	$(4,109)	(8.3)%

Net loss for the quarter ended September 26, 2009 was $6.1 million, or $0.22 per basic and diluted share, compared to net loss of $4.1 million, or $0.15 per basic and diluted share for the quarter ended September 27, 2008. The decrease was primarily the result of lower revenues and reduced gross profit.

Two Quarters Ended September 26, 2009 Compared to Two Quarters Ended September 27, 2008

The following table presents results of operations data as a percentage of net sales for the two quarters ended September 26, 2009 and September 27, 2008:

	Two fiscal quarters ended
	Sep 26, 2009	Sep 27, 2008
Net sales	100.0%	100.0%
Cost of sales	69.4	59.2

Gross margin	30.6	40.8
Selling, service and administration	46.5	25.3
Research, development and engineering	29.6	15.9
Restructuring costs	—	1.7
Merger termination proceeds, net	(9.0)	—

Operating loss	(36.5)	(2.1)
Other-than-temporary impairment of auction rate securities	—	(9.2)
Interest and other income, net	1.4	1.7

Loss before income taxes	(35.1)	(9.6)
Benefit from income taxes	(11.9)	(3.6)

Net loss	(23.2)%	(6.0)%

Net Sales

Net sales for the two quarters ended September 26, 2009 of $50.2 million decreased by $63.4 million or 55.8% over net sales for the two quarters ended September 27, 2008. Revenue decreased in each of our product groups, reflecting the impact to customer demand resulting from the global economic recession. Our worldwide customers have been severely affected by depressed consumer demand for consumer electronics that started in calendar 2008 and has continued throughout calendar 2009.

Net sales by product group for the two quarters ended September 26, 2009 and September 27, 2008 were as follows:

	Two fiscal quarters ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$12,974	25.8%	$34,248	30.1%
Passive Components Group (PCG)	11,248	22.4%	19,994	17.6%
Interconnect/Micro-machining Group (IMG)	26,019	51.8%	59,392	52.3%

	$50,241	100.0%	$113,634	100.0%

SG sales in the two quarters ended September 26, 2009 decreased $21.3 million or 62.1% compared to the two quarters ended September 27, 2008. The decrease in sales was due to continued weakness in the memory markets, as customer utilization of existing systems is below calendar 2008 capacity levels and has reduced the demand for new memory repair capital equipment.

PCG sales in the two quarters ended September 26, 2009 decreased $8.7 million or 43.7% compared to the two quarters ended September 27, 2008. The decrease in PCG sales was driven by higher sales volumes in the first quarter of 2009 resulting from capacity buys from key customers in that quarter. Following that point, we saw demand for our products drop as lower consumer demand and utilization rates impacted our customers.

IMG sales in the two quarters ended September 26, 2009 decreased $33.4 million or 56.2% compared to the two quarters ended September 27, 2008. The decrease was primarily due to strong sales that occurred in the two quarters ended September 27, 2008 for our micro-machining products driven by initial demand for the Model 5800 released during the first quarter of 2009.

Net sales by geographic region for the two quarters ended September 26, 2009 and September 27, 2008 were as follows:

	Two fiscal quarters ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$38,652	76.9%	$82,922	73.0%
Americas	7,204	14.4%	21,085	18.6%
Europe	4,385	8.7%	9,627	8.4%

	$50,241	100.0%	$113,634	100.0%

Compared to the two quarters ended September 27, 2008, net sales for the two quarters ended September 26, 2009 decreased $44.3 million or 53.4% in Asia, $13.9 million or 65.8% in the Americas, and $5.2 million or 54.5% in Europe. The decreases in each of these regions reflect the impact of the global economic downturn.

Gross Profit

Gross profit for the two quarters ended September 26, 2009 and September 27, 2008 was as follows:

	Two fiscal quarters ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross profit	$15,387	30.6%	$46,363	40.8%

Gross profit for the two quarters ended September 26, 2009 was $15.4 million, a decrease of $31.0 million compared to gross profit of $46.4 million for the two quarters ended September 27, 2008. Gross profit as a percentage of net sales decreased to 30.6% for the two quarters ended September 26, 2009 from 40.8% for the two quarters ended September 27, 2008. These decreases were primarily related to decreased revenue levels along with an associated reduction in production capacity utilization. In response to the reductions in business, management implemented cost reduction efforts throughout 2009, including reductions in manufacturing labor and overhead, which partially mitigated the impact of lower production volumes.

Operating Expenses

Operating expenses for the two quarters ended September 26, 2009 and September 27, 2008 were as follows:

	Two fiscal quarters ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$23,326	46.5%	$28,846	25.3%
Research, development and engineering	14,896	29.6	18,104	15.9
Restructuring costs	—	—	1,923	1.7
Merger termination proceeds, net	(4,516)	(9.0)	—	—

	$33,706	67.1%	$48,873	42.9%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses were $23.3 million for the two quarters ended September 26, 2009 compared to $28.8 million for the two quarters ended September 27, 2008. The decrease in SS&A expenses was primarily attributable to restructuring and cost management activities completed in 2009. These actions have included company-wide reductions in force and related decreases in compensation, labor, and travel-related costs. Additionally, we implemented several temporary cost reduction measures, including salary reductions, furloughs, and elimination of the Company match of 401(k) contributions. The impact of these reductions was partially offset by an increase of $1.7 million in SS&A share-based compensation expense. Share-based compensation expense increased primarily due to an immediate vesting of annual grants for the board of directors in May of 2009 and the incremental cost of the Company’s annual stock grant. In our third quarter, we expect SS&A expenses to increase as the quarter will include fourteen weeks rather than the usual thirteen weeks and also due to the partial reinstatement of temporary pay reductions.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $14.9 million for the two quarters ended September 26, 2009, which represents a decrease of $3.2 million compared to $18.1 million for the two quarters ended September 27, 2008. This decrease was primarily due to reductions in employee-related expense resulting from our cost containment actions, and to a lesser extent, lower project materials expense. Engineering project expenses can fluctuate from quarter-to-quarter depending upon the various project timelines and content. In our third quarter, we expect RD&E expenses to increase as the quarter will include fourteen weeks rather than the usual thirteen weeks and also due to the partial reinstatement of temporary pay reductions.

Restructuring Costs

No restructuring expenses were incurred during the two quarters ended September 26, 2009. During the two quarters ended September 27, 2008, $1.9 million of restructuring expenses were incurred as a result of reductions in workforce taken in response to lower customer demand, resulting from weakness in the memory market and reductions in customer capital spending.

Merger Termination Proceeds, net

In the first quarter of 2010, we recorded a net benefit of $4.5 million in operating expenses related to a merger termination fee. This amount represents the receipt of a $5.4 million merger termination fee offset by an additional $0.9 million of merger transaction costs.

Non-operating Income and Expense

Other-than-temporary Impairment of Auction Rate Securities

No other-than-temporary impairment charges related to our auction rate securities (ARS) were recorded during the two quarters ended September 26, 2009. During the two quarters ended September 27, 2008, we recorded $10.5 million of other-than-temporary impairment charges as instability in the global financial markets impacted the estimated fair values of our ARS. Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when or if these ARS will become liquid. See Note 4 “Fair Value Measurements” for further discussion.

Interest and Other Income, net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, ARS valuation fees and other miscellaneous non-operating items. Net interest and other income for the two quarters ended September 26, 2009 and September 27, 2008 were as follows:

	Two fiscal quarters ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Interest and Other Income, Net	% of Net Sales	Interest and Other Income, Net	% of Net Sales
Interest and other income, net	$699	1.4%	$1,977	1.7%

Interest and other income, net, for the two quarters ended September 26, 2009 decreased $1.3 million compared to the two quarters ended September 27, 2008. The decrease was primarily attributable to a $1.5 million decrease in interest income due to declines in market interest rates over this period.

Income Taxes

The income tax benefit recorded for the two quarters ended September 26, 2009 was $6.0 million on pretax loss of $17.6 million, an effective rate of 33.9%. Comparatively, the income tax benefit was $4.1 million on a pretax loss of $11.0 million for the two quarters ended September 27, 2008, an effective tax rate of 37.6%.

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

Net Loss

Net loss for the two quarters ended September 26, 2009 and the two quarters ended September 27, 2008 were as follows:

	Two fiscal quarters ended
	Sep 26, 2009		Sep 27, 2008
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(11,650)	(23.2)%	$(6,867)	(6.0)%

Net loss for the two quarters ended September 26, 2009 was $11.7 million, or $0.43 per basic and diluted share, compared to net loss for the two quarters ended September 27, 2008 of $6.9 million, or $0.25 per basic and diluted share. The decrease was primarily the result of the reduction in revenues and gross profit, partially offset by the benefit from cost containment actions and the net merger termination proceeds, as discussed above.

Financial Condition and Liquidity

At September 26, 2009, our principal sources of liquidity were cash and cash equivalents of $85.3 million, current marketable investments of $66.8 million and accounts receivable of $22.1 million. Also, we held $2.4 million of restricted cash which represented collateral for a commercial letter of credit. At September 26, 2009, we had a current ratio of 8.2 and held no long-term debt. Working capital of $241.7 million was down slightly compared to the March 28, 2009 balance of $246.9 million.

On May 15, 2008, the Board of Directors authorized a share repurchase program for $20.0 million in shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during the quarter ended September 26, 2009. As of September 26, 2009, a total of 372,825 shares have been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, which was calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows. There is no fixed completion date for the repurchase program.

As of September 26, 2009, we held a total of $15.6 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of fiscal 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. At the time of purchase in fiscal 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of fiscal 2008, our ARS began to experience failed auctions.

Since that time, none of these securities have traded through the auction process and very few market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock experienced credit rating downgrades throughout fiscal 2009. Consequently, it was determined that the declines in fair value of these securities during fiscal 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, at the end of each quarter of fiscal 2009, the cost bases of these securities were written down to their estimated fair values with other-than-temporary impairment charges totaling $13.6 million, of which $5.4 million was recorded during the second quarter of fiscal 2009.

As of the beginning of the first quarter of fiscal 2010, in accordance with the adoption of the Accounting Standards Codification (ASC) Topic 320 “Investments - Debt and Equity Securities” (ASC Topic 320), we recorded a cumulative-effect adjustment to increase the opening balance of retained earnings by $0.4 million, which represented the non-credit portion of the ARS loss, previously recorded as an other-than-temporary impairment in the statement of operations. The credit loss portion of the ARS was determined by direct estimation of the change in fair value attributable to market movements. We utilized market indices representing investments of constant credit quality over time and measured the index yield, which is considered attributable to non-credit related factors, at the beginning and end of the period. The effect of this change in yield on the value of the security was measured and subtracted from the total change in fair value to arrive at the estimated change in value attributable to changes in credit quality. We also recorded fair value adjustments to accumulated other comprehensive income of $1.1 million at the end of the first quarter of fiscal 2010 and $1.4 million in the second quarter of 2010 to reflect the estimated increase in fair value of the ARS. The net effect of these adjustments and the $0.4 million cumulative-effect adjustment resulted in total unrealized gains on ARS as of September 26, 2009 of approximately $2.2 million. The $8.6 million estimated fair value of these securities is classified as a non-current asset on the Condensed Consolidated Balance Sheet at September 26, 2009, consistent with the classification at September 27, 2008 and each subsequent reporting period.

We currently continue to receive all interest and preferred stock dividend payments when due. Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict if or when these securities will become liquid.

Sources and Uses of Cash for the Quarter Ended September 26, 2009

Net cash flows used in operating activities totaled $1.2 million for the quarter ended September 26, 2009. Significant impacts to cash flows for the period were the net loss of $6.1 million, adjusted for non-cash items totaling $1.8 million, offset by net improvements within working capital. Increases in accounts payable and accrued liabilities provided operating cash of $3.3 million and net decreases in inventories provided operating cash of $2.9 million, while increases in trade receivables consumed $2.0 million and other working capital increases consumed $1.1 million.

For the quarter ended September 26, 2009, net cash used in investing activities of $38.5 million was primarily due to the purchase of securities of $71.4 million offset by $35.3 million in proceeds from sales and maturities of securities. Net cash provided by financing activities of $0.1 million was attributable to proceeds from the exercise of stock options and stock plans.

Sources and Uses of Cash for the Two Quarters Ended September 26, 2009

Net cash flows used in operating activities totaled $2.1 million for the two quarters ended September 26, 2009. Significant impacts to cash flows for the period were the net loss of $11.7 million, adjusted for non-cash items totaling $3.6 million, offset by net improvements within working capital. Net decreases in inventories provided operating cash of $9.2 million while increases in trade receivables consumed $2.7 million and other working capital increases consumed $0.6 million.

For the two quarters ended September 26, 2009, net cash used in investing activities of $67.2 million was primarily due to the purchase of securities of $117.7 million offset by $53.3 million in proceeds from sales and maturities of securities. Net cash used in financing activities of $0.1 million was attributable to $0.6 million share repurchases partially offset by proceeds from the exercise of stock options and stock plans.

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

Fair Value Measurements

Effective March 29, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157 pertaining to nonfinancial assets and liabilities. The Company had adopted the provisions of SFAS No. 157 pertaining to financial assets and liabilities as of March 30, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements. SFAS No. 157 was incorporated into the Accounting Standards Codification (ASC) within ASC Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820).

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS No. 157-4; FSP FAS No. 115-2 and FAS No. 124-2; and FSP No. 107 and APB No. 28-1. FSP FAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 when there is no active market, and reaffirms the SFAS No. 157 objective to reflect an asset’s sale price in an orderly transaction at the date of the financial statements. FSP FAS No. 157-4 was incorporated into the ASC within ASC Topic 820. FSP FAS No. 115-2 and FAS No. 124-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and revises the existing impairment model for such securities, by distinguishing between credit and non-credit components of impaired debt securities that are not expected to be sold. FASP FAS No. 115-2 and FAS No. 124-2 was incorporated into the ASC within ASC Topic 320. FSP FAS No. 107-1 and APB No. 28-1 enhances disclosures about fair value for instruments under the scope of SFAS No. 157 for both interim and annual periods. FASP FAS No. 107-1 and APB No. 28-1 was incorporated into the ASC within ASC Topic 825 “Financial Instruments”. The Company adopted these Staff Positions as of the first quarter of 2010.

Business Combinations

The Company adopted SFAS No. 141R beginning in the first quarter of 2010. SFAS No. 141R was incorporated into the ASC within ASC Topic 805 “Business Combinations.” The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is subsequent to March 29, 2009.

Contractual Obligations

There have been no significant changes in our contractual obligations subsequent to those reported in our 2009 Annual Report on Form 10-K for the year ended on March 28, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our 2009 Annual Report on Form 10-K for the year ended on March 28, 2009. The information regarding liquidity of auction rate securities under the heading “Financial Condition and Liquidity” in Item 2 of Part I of this report is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All Ring Patent Infringement Prosecution

In August 2005, we commenced a proceeding in the Kaohsiung District Court of Taiwan (the Court) directed against All Ring Tech Co., Ltd. (All Ring) of Taiwan. We alleged that All Ring’s Capacitor Tester Model RK-T6600 (the Capacitor Tester) infringes ESI’s Taiwan Patent No. 207469, entitled “Circuit Component Handler” (the 207469 patent). As part of this proceeding, the Court issued a Provisional Attachment Order (PAO) in August 2005, restricting the use of some of All Ring’s assets. All Ring then filed a bond with the Court to obtain relief from the attachment of its assets. In July 2007, the Court issued a second PAO and approximately $6.0 million was restricted in All Ring’s accounts. The second PAO remains in effect and cannot be revoked.

In October 2005, we filed a formal patent infringement action against All Ring in the Court. The Court-appointed expert initially concluded that the Capacitor Tester and All Ring’s RK-T2000 both infringe every claim of the 207469 patent and that All Ring’s RK-L50 infringes a number of the claims as well. Because we had amended our claims in the cancellation action as described below, the Court asked the Court-appointed expert to respond to questions regarding the expert’s initial opinion. The Court-appointed expert conducted an additional inspection of each of these systems on September 21, 2009, and will re-evaluate whether the systems infringe after we and All Ring submit briefs on this issue.

Also in October 2005, the Court executed a Preliminary Injunction Order (PIO) that prohibits All Ring from manufacturing, selling, offering for sale or using the Capacitor Tester until final judgment is entered in the formal patent infringement action. The Court dismissed All Ring’s application to revoke the PIO on January 18, 2008, and the PIO remains in place.

In November 2005, All Ring filed a cancellation action against ESI’s 207469 patent in the Taiwan Intellectual Property Office (the IPO). On July 5, 2007, the IPO issued a notice requiring us to cancel two of the claims in the 207469 patent. We filed a response canceling the two claims and amending the remaining claims accordingly in August 2007. On August 12, 2008, the IPO decided the action in our favor and dismissed the cancellation action. All Ring appealed the IPO’s cancellation decision to the Board of Appeal of the Ministry of Economic Affairs (MOEA) on September 12, 2008. On March 23, 2009, the MOEA dismissed the IPO’s cancellation decision solely on procedural grounds. The MOEA remanded the case to the IPO with a request that the IPO issue another decision within six months that rectifies the procedural defects of the IPO’s earlier decision. On July 22, 2009, the IPO issued a decision dismissing All Ring’s cancellation action. All Ring appealed the IPO’s decision to the MOEA in August 2009.

Pursuant to the Court’s PAO and PIO, we were required to post Taiwan dollar security bonds with the Court. In July 2009, we substituted a letter of credit as a partial substitution and received back $2.0 million of the security bonds from the Court. The letter of credit is collateralized by $2.4 million of restricted cash. The remaining security bond balance, valued at approximately $7.1 million, is included in other assets on the Condensed Consolidated Balance Sheet at September 26, 2009. The restricted cash balance of $2.4 million is included in the Condensed Consolidated Balance Sheet at September 26, 2009 as a current asset.

In the ordinary course of business, we are involved in various other legal matters, either asserted or unasserted, and investigations. In our opinion, ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers and other electronic products. The markets for electronic devices have experienced sharp downturns in the past, are currently experiencing such a downturn, and may experience further downturns in the future. In 2008, we began to see the impact of weakness in the memory market and lower capital spending, particularly in the fourth quarter. This weakening increased significantly and expanded to general microelectronics and other markets during 2009 driven by the financial and credit markets and subsequent global economic weakening, resulting in a decrease in orders for all of our product groups in the second, third and fourth quarters of 2009, with virtually no SG systems orders in the third and fourth quarters of 2009 and a low level of orders during the first two quarters of 2010. There could be further declines in these markets and others. During such downturns, semiconductor and micro-electronics manufacturers, including our customers, can be expected to delay or cancel capital expenditures, which would have a negative impact on our financial results. During a downturn, we are not able to project when or if demand for our products will increase or that demand will not decrease further. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

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

In the current environment, we also implemented several temporary cost reduction measures, including salary reductions, furloughs and elimination of our match of 401(k) contributions. These reductions are temporary in nature and will not be sustained over a long period of time. For example, on October 1, 2009, the Company reinstated a portion of the temporary salary reduction program. Accordingly, our current level of employee-related expenses is expected to increase in the future.

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

The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technology changes or emerging industry standards. Any failure to respond to product or technology changes or new industry standards that may render our current products or technologies obsolete could significantly harm our business.

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

Our business is highly competitive and one factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap which we expect to be utilized in new products. Certain types of inventory, including lasers and optical equipment, are particularly expensive and can only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. For example, at September 26, 2009, we had $77.2 million of inventory reflected on our Condensed Consolidated Balance Sheet, much of which we purchased or committed to purchase prior to the time the severity of the current economic downturn became apparent. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory which may not be usable under the new strategy, which may result in material accounting charges. For example, during 2009, we wrote-off $4.1 million of material from a research, development, and engineering program due to a change in our product development strategy.

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

Our industry is characterized by the need for continued investment in research and development. Because of intense competition in the industries in which we compete, if we were to fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially and adversely affected. As a result of our need to maintain our spending levels in this area, our operating results could be materially harmed if our net sales decline. In addition, as a result of our emphasis on research and development and technological innovation, our operating costs may increase in the future, and research and development expenses may increase as a percentage of total operating expenses and as a percentage of net sales.

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

Our inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations and could cause us not to realize the anticipated benefits of an acquisition on a timely basis or at all. In addition, if we issue common stock to pay for an acquisition, the ownership percentage of our existing shareholders will be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. If we need to borrow funds in connection with an acquisition, we would be required to use cash to service the debt and to comply with financial and other covenants. In addition, the accounting for an acquisition could result in significant charges resulting from amortization of intangible assets we acquire, and new accounting guidelines, effective beginning 2010, will require that acquisition transaction costs be expensed as incurred rather than capitalized.

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

No market currently exists for the auction rate securities (ARS) we hold and as a result we may not be able to liquidate them at the current valuation, if at all. As a result, we have written down the cost bases of these securities to their estimated fair value with other-than-temporary impairment charges to earnings and we may have to write them down further in the future.

As of September 26, 2009, we held a total of $15.6 million invested in ARS at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these securities. At the time of purchase in 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of 2008 our ARS began to experience failed auctions.

Since that time, none of these securities have traded through the auction process and very few market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock experienced credit rating downgrades throughout 2009. Consequently, it was determined that the declines in fair value of these securities during 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, at the end of each quarter of 2009, the cost bases of these securities were written down to their estimated fair values with other-than-temporary impairment charges totaling $13.6 million, of which $5.4 million was recorded during the second quarter of 2009. We also recorded fair value adjustments to accumulated other comprehensive income of $1.1 million at the end of the first quarter of 2010 and $1.4 million in the second quarter of 2010 to reflect the estimated increase in fair value of the ARS. The $8.6 million estimated fair value of these securities is classified as a non-current asset on the Condensed Consolidated Balance Sheet at September 26, 2009, consistent with the classification at September 27, 2008 and each subsequent reporting period.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Shareholders of the Company was held pursuant to notice at 2:00 p.m. Pacific time on August 13, 2009 at the Company’s offices in Portland, Oregon to consider and vote upon:

Proposal 1	To elect two directors to a term of three years.

Proposal 2	To approve a proposed amendment to ESI’s 1990 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan from 1,900,000 to 3,400,000.

Proposal 3	To ratify the appointment of KPMG LLP as ESI’s independent registered public accounting firm for the fiscal year ending April 3, 2010.

The results of the voting on these proposals were as follows:

Proposal 1

Election of Director	For	Withheld
Jon D. Tompkins	14,004,661	11,599,191
Richard J. Faubert	14,028,931	11,574,921

	For	Against	Abstain	Broker non-votes
Proposal 2	19,177,162	3,491,520	987,751	1,947,419

	For	Against	Abstain
Proposal 3	25,311,237	284,581	8,034

Item 6. Exhibits

This list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

3.2	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3-B of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.3	Articles of Amendment of Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2000.

3.4	Articles of Amendment to Third Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on form 8-K filed on May 19, 2009 (the “May 19 8-K”).

3.5	2009 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the May 19 8-K.

4.1	Rights Agreement, dated as of May 18, 2009, between Electro Scientific Industries, Inc. and Mellon Investor Services LLC. Incorporated by reference to Exhibit 4.1 of the May 19 8-K.

10.1	Form of Stock Appreciation Rights Agreement.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2009	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ PAUL OLDHAM
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ KERRY MUSTOE
Kerry Mustoe
Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)