Form 10-Q
period 2010-01-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2010-02-09
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

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

The number of shares outstanding of the Registrant’s Common Stock at February 5, 2010 was 27,567,828 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) - at January 2, 2010 and March 28, 2009	1

	Condensed Consolidated Statements of Operations (Unaudited) - for the fiscal quarter and three fiscal quarters ended January 2, 2010 and December 27, 2008	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the three fiscal quarters ended January 2, 2010 and December 27, 2008	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 6.	Exhibits	33

SIGNATURES		34

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Jan 2, 2010	Mar 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$52,642	$153,538
Restricted cash	10,824	—
Short-term investments	99,287	2,380

Total cash, restricted cash and investments	162,753	155,918

Trade receivables, net of allowances of $1,011 and $969	22,436	18,847
Inventories	78,610	84,882
Shipped systems pending acceptance	1,858	2,072
Deferred income taxes, net	8,746	6,298
Other current assets	12,947	10,594

Total current assets	287,350	278,611

Non-current assets:
Auction rate securities	7,007	6,007
Property, plant and equipment, net of accumulated depreciation of $81,969 and $74,877	40,027	43,005
Non-current deferred income taxes, net	31,346	22,620
Acquired intangible assets, net of accumulated amortization of $6,504 and $4,885	8,785	9,972
Other assets	13,305	24,032

Total assets	$387,820	$384,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,388	$7,492
Accrued liabilities	21,046	12,958
Deferred revenue	7,327	11,251

Total current liabilities	39,761	31,701

Non-current liabilities:
Income taxes payable	8,793	9,023

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 27,565 and 27,184 issued and outstanding	140,274	133,808
Retained earnings	197,408	211,085
Accumulated other comprehensive income related to auction rate securities	1,940	—
Accumulated other comprehensive loss, other	(356)	(1,370)

Total shareholders’ equity	339,266	343,523

Total liabilities and shareholders’ equity	$387,820	$384,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Jan 2, 2010	Dec 27, 2008	Jan 2, 2010	Dec 27, 2008
Net sales	$39,048	$25,618	$89,289	$139,252
Cost of sales	24,231	18,200	59,085	85,471

Gross profit	14,817	7,418	30,204	53,781

Operating expenses:
Selling, service and administration	11,910	12,062	35,236	40,908
Research, development and engineering	8,793	7,939	23,689	26,043
Restructuring costs	—	112	—	2,035
Merger termination proceeds, net	—	—	(4,516)	—
Goodwill impairment charge	—	17,396	—	17,396

Net operating expenses	20,703	37,509	54,409	86,382

Operating loss	(5,886)	(30,091)	(24,205)	(32,601)

Non-operating income (expense):
Other-than-temporary impairment of auction rate securities	—	(2,022)	—	(12,497)
Interest and other income, net	369	1,021	1,068	2,998

Total non-operating income (expense)	369	(1,001)	1,068	(9,499)
Loss before income taxes	(5,517)	(31,092)	(23,137)	(42,100)
Benefit from income taxes	(3,104)	(1,834)	(9,074)	(5,975)

Net loss	$(2,413)	$(29,258)	$(14,063)	$(36,125)

Net loss per share – basic	$(0.09)	$(1.08)	$(0.51)	$(1.33)

Net loss per share – diluted	$(0.09)	$(1.08)	$(0.51)	$(1.33)

Weighted average number of shares – basic	27,517	27,040	27,394	27,061

Weighted average number of shares – diluted	27,517	27,040	27,394	27,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three fiscal quarters ended
(In thousands)	Jan 2, 2010	Dec 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,063)	$(36,125)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	7,445	7,591
Amortization of acquired intangible assets	1,619	1,864
Share-based compensation expense	6,106	3,385
(Recovery of) provision for doubtful accounts	(31)	491
Loss on disposal of property, plant and equipment	10	92
Other-than-temporary impairment of auction rate securities	—	12,497
Deferred income taxes	(11,723)	(7,330)
Goodwill impairment charge	—	17,396
Changes in operating accounts:
(Increase) decrease in trade receivables, net	(3,366)	34,285
Decrease in inventories	7,701	9,268
Decrease in shipped systems pending acceptance	214	607
Increase in other current assets	(2,285)	(1,802)
Increase (decrease) in accounts payable and accrued liabilities	11,132	(16,782)
Decrease in deferred revenue	(3,924)	(705)

Net cash (used in) provided by operating activities	(1,165)	24,732

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(205,780)	(805,141)
Proceeds from sales and maturities of investments	110,183	788,035
Purchase of property, plant and equipment	(1,883)	(2,975)
Proceeds from the sale of property, plant and equipment	2	4
Increase in restricted cash	(10,824)	—
Acquisition transaction costs	—	(1,440)
Decrease in other assets	7,337	942
Minority equity investment	(193)	(876)

Net cash used in investing activities	(101,158)	(21,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock plans	872	2,367
Share repurchases	(555)	(4,724)

Net cash provided by (used in) financing activities	317	(2,357)
Effect of exchange rate changes on cash	1,110	(3,192)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(100,896)	(2,268)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,538	141,059

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,642	$138,791

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(1,948)	$(2,782)
Income tax refunds received	$757	$1,028

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

Certain reclassifications have been made in the accompanying condensed consolidated financial statements for prior periods to conform to the current presentation. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted. The Company’s fiscal quarters consist of either thirteen weeks or fourteen weeks. The fiscal quarter ended January 2, 2010, which represents the third quarter of fiscal 2010, included fourteen weeks.

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2010-06 “Improving Disclosures about Fair Value Measurements” (ASC ASU 2010-06). ASC ASU 2010-06 requires various additional disclosures regarding fair value measurements, including the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers in or out of Level 3, and a gross basis of presentation for purchases, sales, issuances and settlements within the Level 3 activity rollforward. The ASC will be effective for the Company’s fourth quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements within the Level 3 activity rollforward, which will be effective for the Company’s first quarter of fiscal 2012. The Company’s adoption of the ASC will not have a material impact on its financial statements.

3. Restricted Cash

As of January 2, 2010, the Company had restricted cash of $10.8 million. This amount collateralizes $9.1 million in commercial letters of credit substituted for the cash bond previously held by the Kaohsiung District Court of Taiwan. See Note 16 “Legal Proceedings” for further discussion.

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

As of January 2, 2010, the Company held a total of $13.7 million invested in auction rate securities (ARS) at par value. Additionally, the Company held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of fiscal 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. At the time of purchase in fiscal 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of fiscal 2008, the Company’s ARS began to experience failed auctions.

Since that time, none of the Company’s securities have traded through the auction process and very few market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock experienced credit rating downgrades throughout fiscal 2009. Consequently, it was determined that the declines in fair value of these securities during fiscal 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, at the end of each quarter of fiscal 2009, the cost bases of these securities were written down to their estimated fair values with other-than-temporary impairment charges totaling $13.6 million, of which $2.0 million was recorded during the quarter ended December 27, 2008 and $12.5 million was recorded during the three quarters ended December 27, 2008.

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

The Company also recorded fair value adjustments to accumulated other comprehensive income of $1.1 million, $1.4 million, and $0.1 million at the end of the first, second, and third quarters of fiscal 2010, respectively, to reflect the estimated increases in fair value of the ARS. As of January 2, 2010, total net unrealized gains on our remaining ARS were $1.9 million, which represents the fiscal 2010 fair value adjustments of $2.6 million, reduced by the cumulative-effect adjustment of $0.4 million and $0.3 million related to the sale of certain ARS in the third quarter of fiscal 2010. The $7.0 million estimated fair value of the Company’s remaining ARS securities is classified as a non-current asset on the Condensed Consolidated Balance Sheet at January 2, 2010, consistent with the classification at December 27, 2008 and each subsequent reporting period.

During the third quarter of fiscal 2010, the Company agreed to sell certain ARS with a par value of $1.9 million pursuant to a tender agreement with the parent company of the securities’ original issuer. The Company received approximately $1.4 million on the sale of the ARS, which had an estimated fair value of $1.6 million as of September 26, 2009. As a result of the sale, the Company reclassified $0.3 million of the previously recorded unrealized net gain out of accumulated other comprehensive income. The unrealized net gain represented the cumulative total of the fair value adjustments related to these ARS prior to the transaction.

The Company currently continues to receive all interest and preferred stock dividend payments when due. It cannot reasonably predict if or when its remaining ARS will become liquid.

Certain information regarding marketable securities at January 2, 2010 and March 28, 2009 was as follows (in thousands):

	Cost	Unrealized		Realized Loss
January 2, 2010		Gain	Loss		Fair Value
Available-for-sale debt securities (current):
Government agencies	$72,094	$—	$(16)	$—	$72,078
Commercial paper	29,989	—	—	—	29,989
U.S. treasuries	10,068	—	—	—	10,068

	$112,151	$—	$(16)	$—	$112,135

Available-for-sale debt securities (non-current):
Auction rate securities	$13,700	$1,940	$—	$(9,013)	$6,627
Preferred stock	4,000	—	—	(3,620)	380

	$17,700	$1,940	$—	$(12,633)	$7,007

	Cost	Unrealized		Realized Loss
March 28, 2009		Gain	Loss		Fair Value
Available-for-sale debt securities (current):
Corporate notes and bonds	$2,072	$12	$—	$—	$2,084

Available-for-sale debt securities (non-current):
Auction rate securities	$15,600	$—	$—	$(9,973)	$5,627
Preferred stock	4,000	—	—	(3,620)	380

	$19,600	$—	$—	$(13,593)	$6,007

Other than the sale of ARS discussed above, there were no sales of available-for-sale securities during the quarters ended January 2, 2010 and December 27, 2008. For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income were an immaterial loss and a $0.1 million gain as of January 2, 2010 and December 27, 2008, respectively. Gains reclassified out of accumulated other comprehensive income into earnings during the quarter ended January 2, 2010 were $0.3 million.

Underlying maturities of investments and ARS at January 2, 2010 were approximately $112.1 million within one year and $7.0 million beyond 10 years.

As of January 2, 2010, the Company had $6.0 million invested in Series D Preferred Stock and $2.2 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of January 2, 2010 and March 28, 2009, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 8 “Other Assets”, the full carrying values of $8.2 million and $8.0 million were included in Other assets on the Condensed Consolidated Balance Sheets at January 2, 2010 and March 28, 2009, respectively.

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of January 2, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total
Money market securities	$18,665	$—	$—	$18,665
Government agencies	—	72,078	—	72,078
Commercial paper	—	29,989	—	29,989
U.S. Treasuries	—	10,068	—	10,068
Forward purchase or (sale) contracts:
Japanese Yen	—	29	—	29
Taiwan Dollar	—	(11)	—	(11)
Korean Won	—	(2)	—	(2)
Euro	—	(49)	—	(49)
British Pound	—	(54)	—	(54)
Auction rate securities	—	—	6,627	6,627
Preferred stock	—	—	380	380

The following table illustrates Level 3 activity during the third quarter of fiscal 2010:

(In thousands)	Auction Rate Securities	Preferred Stock	Total
Fair value, September 26, 2009	$8,175	$380	$8,555
Net unrealized gains:
Included in earnings	—	—	—
Included in other comprehensive income	95	—	95
Sales	(1,643)	—	(1,643)
Purchases, issuances and settlements	—	—	—
Net transfers into (out of) Level 3	—	—	—

Fair value, January 2, 2010	$6,627	$380	$7,007

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For the forward contracts, spot prices at December 31, 2009 were utilized to calculate the unrealized gain/loss on open forward contracts which were recorded in Accumulated other comprehensive income (loss) and Other assets on the Condensed Consolidated Balance Sheet as of January 2, 2010.

The Level 3 assets consisted of ARS and preferred stock acquired through the conversion of certain ARS during the third quarter of fiscal 2009. As none of the Company’s securities have traded through the auction process and very few market transactions have been observed for these securities, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, ratings of and financial claims on the bond insurers and issuers; and (vi) the underlying trust assets of the securities.

5. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Jan 2, 2010	Mar 28, 2009
Raw materials and purchased parts	$51,884	$56,701
Work-in-process	13,332	7,741
Finished goods	13,394	20,440

	$78,610	$84,882

6. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Jan 2, 2010	Mar 28, 2009
Prepaid expenses	$6,799	$2,055
Income tax refund receivable	3,191	4,828
Value added tax receivable	2,951	3,426
Other	6	285

	$12,947	$10,594

7. Acquired Intangible Assets

The following table presents the details of acquired intangible assets and accumulated amortization to date at January 2, 2010:

(In thousands, except years)	Useful Life (in years)	Estimated Fair Value at Acquisition Date	Accumulated Amortization	Recorded Value at Jan 2, 2010
Developed technology	7	$8,100	$(2,825)	$5,275
Customer relationships	6	2,700	(1,641)	1,059
Customer backlog	1	700	(700)	—
Trade name and trademarks	3	400	(326)	74
Change of control agreements	1	100	(100)	—
Fair value of below-market lease (non-current portion)	3.8	311	(265)	46
Patents*	13.2	2,978	(647)	2,331

Subtotal – long term		15,289	(6,504)	8,785
Fair value of below-market lease (current portion)		110	—	110

Total acquired intangible assets		$15,399	$(6,504)	$8,895

*	Useful life for Patents represents a weighted average of multiple patents with varying useful lives.

Amortization expense for intangible assets has been recorded in the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2010	Dec 27, 2008	Jan 2, 2010	Dec 27, 2008
Cost of sales	$288	$289	$866	$867
Selling, service and administration	190	222	609	952
Research, development and engineering	52	15	144	45

Total	$530	$526	$1,619	$1,864

The estimated amortization expense for intangible assets for the current year, including amounts amortized year to date, and in future years is as follows (in thousands):

Year	Amortization
2010	$2,149
2011	1,939
2012	1,671
2013	1,512
2014	1,383
Future years	1,860

$10,514

8. Other Assets

Other assets consisted of the following:

(In thousands)	Jan 2, 2010	Mar 28, 2009
Minority equity investment	$8,184	$7,991
Consignment and demo equipment, net	4,187	6,447
All-Ring patent suit court bond	—	8,738
Other	934	856

	$13,305	$24,032

During fiscal 2010, the Company established letters of credit as substitution for the All-Ring patent suit court bond and received back $9.1 million in total proceeds from the court. The All-Ring patent suit court bond balance declined by $8.7 million due to the receipt of the $9.1 million proceeds, inclusive of a $0.4 million favorable impact from foreign currency rate fluctuation.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Jan 2, 2010	Mar 28, 2009
Customer deposits	$7,716	$624
Payroll-related liabilities	3,879	3,971
Value added taxes payable	1,728	2,095
Product warranty accrual	1,692	2,057
Professional fees payable	1,411	1,143
Purchase order commitments and receipts	1,176	673
Restructuring costs payable	190	447
Other	3,254	1,948

	$21,046	$12,958

10. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2010	Dec 27, 2008	Jan 2, 2010	Dec 27, 2008
Product warranty accrual, beginning	$1,120	$3,799	$2,057	$3,740
Warranty charges incurred, net	(546)	(2,946)	(3,207)	(6,923)
Provision for warranty charges	1,118	2,245	2,842	6,281

Product warranty accrual, ending	$1,692	$3,098	$1,692	$3,098

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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2010	Dec 27, 2008	Jan 2, 2010	Dec 27, 2008
Deferred revenue, beginning	$12,490	$11,219	$11,251	$12,583
Revenue deferred	4,275	6,414	16,992	19,105
Revenue recognized	(9,438)	(5,755)	(20,916)	(19,810)

Deferred revenue, ending	$7,327	$11,878	$7,327	$11,878

12. Earnings (Loss) Per Share

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

Awards of options, stock-settled stock appreciation rights (SOSARs) and unvested restricted stock units (RSUs) representing an additional 4.6 million and 4.4 million shares of stock for the quarters ended January 2, 2010 and December 27, 2008, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive. For the three quarters ended January 2, 2010 and December 27, 2008, awards of options, SOSARs and unvested RSUs representing an additional 4.5 million shares were excluded from the calculation of diluted net earnings per share as their effect would have been antidilutive.

13. Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2010	Dec 27, 2008	Jan 2, 2010	Dec 27, 2008
Net loss	$(2,413)	$(29,258)	$(14,063)	$(36,125)
Foreign currency translation adjustment	(26)	(925)	1,114	(2,204)
Reclassification of unrealized (gain) loss on auction rate securities to earnings	(317)	—	(317)	2,496
Unrealized gain on auction rate securities	95	—	2,643	—
Net unrealized gain (loss) on securities classified as available-for-sale	(17)	88	(16)	(2)
Unrealized loss on cash flow hedge	(87)	—	(87)	—
Other comprehensive income	1	2	3	6

Comprehensive loss	$(2,764)	$(30,093)	$(10,723)	$(35,829)

14. Share Repurchase Program

On May 15, 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There is no fixed completion date for the repurchase program.

The Company did not repurchase any shares under this program during the quarter ended January 2, 2010. During the three quarters ended January 2, 2010, the Company repurchased 64,960 shares for $0.6 million under this program at an average price per share of $8.55, calculated inclusive of commissions and fees.

As of January 2, 2010, a total of 372,825 shares have been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.

15. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2010	Dec 27, 2008	Jan 2, 2010	Dec 27, 2008
Semiconductor Group (SG)	$9,906	$5,534	$22,880	$39,782
Passive Component Group (PCG)	10,344	4,557	21,592	24,551
Interconnect/Micro-machining Group (IMG)	18,798	15,527	44,817	74,919

	$39,048	$25,618	$89,289	$139,252

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2010	Dec 27, 2008	Jan 2, 2010	Dec 27, 2008
Asia	$32,046	$16,810	$70,698	$99,732
Americas	3,992	5,508	11,196	26,593
Europe	3,010	3,300	7,395	12,927

	$39,048	$25,618	$89,289	$139,252

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

In October 2005, the Company filed a formal patent infringement action against All Ring in the Court. The Court-appointed expert initially concluded that the Capacitor Tester and All Ring’s RK-T2000 both infringe every claim of the 207469 patent and that All Ring’s RK-L50 infringes a number of the claims as well. Because the Company had amended its claims in the cancellation action as described below, the Court asked the Court-appointed expert to respond to questions regarding the expert’s initial opinion. The

Court-appointed expert conducted an additional inspection of each of these systems on September 21, 2009, and will re-evaluate whether the systems infringe after reviewing the briefs that the Company and All Ring have submitted. At the request of the Court, an audit of All Ring was conducted by an independent accounting firm in November and December of calendar 2009 to assist the Court in making any damages determinations. The firm has not yet issued its audit report.

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

Pursuant to the Court’s PAO and PIO, the Company was required to post Taiwan dollar security bonds with the Court. In July 2009, the Company established a letter of credit as a partial substitution and received back $2.0 million of the security bonds from the Court. The letter of credit is collateralized by $2.4 million of restricted cash. In September 2009, the Company established an additional letter of credit and received back the remaining $7.1 million of the security bonds. This second letter of credit is collateralized by $8.4 million of restricted cash. The total restricted cash balance of $10.8 million is included in the Condensed Consolidated Balance Sheet at January 2, 2010 as a current asset.

In the ordinary course of business, the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

17. Subsequent Events

For the third quarter of fiscal 2010, the Company evaluated subsequent events, as defined under ASC Topic 855 “Subsequent Events”, through February 9, 2010, the date the financial statements were issued. No such events were identified.

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

Our advanced laser microengineering and inspection systems allow semiconductor and micro-electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields. Laser micro-engineering comprises a set of precise fine-tuning processes, including micro-machining, wafer scribing and dicing, semiconductor memory-link cutting, device trimming and via drilling, that requires application-specific laser systems able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance for semiconductor devices, high-density interconnect (HDI) circuits, including flexible interconnect material and advanced semiconductor packaging, high-brightness light emitting diodes (LED), flat panel liquid crystal displays (LCD) and general micro-machining applications.

Additionally, we produce high-capacity test and optical inspection equipment that is critical to the quality control process during the production of multi-layer ceramic capacitors (MLCCs). Our equipment ensures that each MLCC meets both the electrical and physical tolerances required to perform properly.

Summary of Sequential Quarterly Results

Our fiscal quarters consist of either thirteen weeks or fourteen weeks. The fiscal quarter ended January 2, 2010, which represents the third quarter of fiscal 2010, included fourteen weeks.

The financial results of our third quarter of fiscal 2010 reflected continued improvement in the end markets for our products from the prior quarter. Total order volume for the third quarter was $61.2 million, compared to $29.3 million for the second quarter of fiscal 2010, which ended September 26, 2009. The sequential increase in orders was driven by increases in our Interconnect/Micro-machining Group (IMG) and Passive Components Group (PCG), which significantly offset slightly lower orders in our Semiconductor Group (SG).

Orders for our SG products declined slightly for the third quarter compared to the prior quarter. The decrease in orders for SG products reflected continued low demand for our memory repair systems as customers manage current business levels with existing system capacity. However, our LED and LCD markets were strong, reflecting increased demand for LED-backlit displays and consumer products.

Orders for our PCG products increased during the third quarter to almost three times the order level of the prior quarter. The increase was driven by multi-unit orders for our MLCC testing systems as the market for Passive Component products improved and capacity utilization rates increased.

Orders for our Interconnect/Micro-machining Group (IMG) products more than doubled during the third quarter compared to the second quarter, driven largely by the receipt of a large order for our new Model ML5900 micro-machining system.

Net sales increased $11.4 million for the third quarter to $39.0 million compared to $27.6 million for the prior quarter. This increase reflects improvements in each of our product groups.

Gross margin was 37.9% on net sales of $39.0 million for the third quarter compared to 34.1% on net sales of $27.6 million for the prior quarter. The increase in gross margin percentage reflects the benefit from higher sales volume and improved mix, partially offset by higher costs. Costs increased primarily due to the partial restoration of salaries that had been subject to a temporary salary reduction program and an extra week included in the third quarter.

Net operating expenses increased $1.9 million to $20.7 million in the third quarter compared to $18.8 million in the prior quarter. This increase was primarily attributable to the additional week included in the third quarter of fiscal 2010, the partial reinstatement of temporary pay reductions and increased project expenses for new products.

Operating loss decreased to $5.9 million in the third quarter compared to $9.4 million in the prior quarter. The decrease was due to the increase in revenues and gross profit.

Net interest and other income of $0.4 million remained essentially flat in the third quarter compared to the prior quarter.

The effective tax rate was 56.3% for the third quarter, resulting in an income tax benefit of $3.1 million, compared to an effective rate of 32.1% for the prior quarter that resulted in an income tax benefit of $2.9 million. The change in the effective tax rate was primarily due to lower estimated annual losses and credits related to the completion of tax audits in the third quarter of fiscal 2010.

Net loss for the third quarter was $2.4 million or $0.09 per basic and diluted share, compared to a net loss of $6.1 million or $0.22 per basic and diluted share in the prior quarter.

Results of Operations

Our fiscal quarters consist of either thirteen weeks or fourteen weeks. The fiscal quarter ended January 2, 2010, which represents the third quarter of fiscal 2010, included fourteen weeks.

Quarter Ended January 2, 2010 Compared to Quarter Ended December 27, 2008

The following table presents results of operations data as a percentage of net sales for the quarters ended January 2, 2010 and December 27, 2008:

	Fiscal quarter ended
	Jan 2, 2010	Dec 27, 2008
Net sales	100.0%	100.0%
Cost of sales	62.1	71.0

Gross margin	37.9	29.0
Selling, service and administration	30.4	47.1
Research, development and engineering	22.5	31.0
Restructuring costs	—	0.4
Goodwill impairment charge	—	67.9

Operating loss	(15.0)	(117.4)
Other-than-temporary impairment of auction rate securities	—	(7.9)
Interest and other income, net	0.9	4.0

Loss before income taxes	(14.1)	(121.3)
Benefit from income taxes	(7.9)	(7.2)

Net loss	(6.2)%	(114.1)%

Net Sales

Net sales were $39.0 million for the quarter ended January 2, 2010, an increase of $13.4 million or 52.4% compared to net sales of $25.6 million for the quarter ended December 27, 2008. Compared to the prior year, revenue increased in each of our product groups, reflecting general improvements as capacity utilization improved and customers began to recover from the global economic downturn.

Net sales by product group for the quarters ended January 2, 2010 and December 27, 2008 were as follows:

	Fiscal quarter ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$9,906	25.4%	$5,534	21.6%
Passive Components Group (PCG)	10,344	26.5%	4,557	17.8%
Interconnect/Micro-machining Group (IMG)	18,798	48.1%	15,527	60.6%

	$39,048	100.0%	$25,618	100.0%

SG sales in the quarter ended January 2, 2010 increased $4.4 million or 79.0% compared to the quarter ended December 27, 2008. The overall increase in sales was due to a small number of system sales to non-memory customers combined with an increase in service revenues as customers increase utilization of existing systems.

PCG sales in the quarter ended January 2, 2010 increased $5.8 million or 127.0% compared to the quarter ended December 27, 2008. The increase was primarily due to demand for new systems for capacity expansion along with increased tooling sales resulting from increasing utilization levels of our MLCC customers’ existing systems.

IMG sales in the quarter ended January 2, 2010 increased $3.3 million or 21.1% compared to the quarter ended December 27, 2008. The increase was primarily driven by sales of our new Model 5900 for micromachining applications.

Net sales by geographic region for the quarters ended January 2, 2010 and December 27, 2008 were as follows:

	Fiscal quarter ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$32,046	82.1%	$16,810	65.6%
Americas	3,992	10.2%	5,508	21.5%
Europe	3,010	7.7%	3,300	12.9%

	$39,048	100.0%	$25,618	100.0%

Compared to the quarter ended December 27, 2008, net sales for the quarter ended January 2, 2010 increased $15.2 million or 90.6% in Asia and decreased $1.5 million or 27.5% in the Americas and $0.3 million or 8.8% in Europe. The increase in Asia was driven by increases in sales across all three product groups as utilization and capacity requirements of our Asian manufacturing customers increased. The decreases in the Americas and Europe primarily reflect a reduction in sales in our IMG laser ablation markets compared to robust sales levels during the quarter ended December 27, 2008.

Gross Profit

Gross profit for the quarters ended January 2, 2010 and December 27, 2008 was as follows:

	Fiscal quarter ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross profit	$14,817	37.9%	$7,418	29.0%

Gross profit for the quarter ended January 2, 2010 was $14.8 million, an increase of $7.4 million compared to gross profit of $7.4 million for the quarter ended December 27, 2008. Gross profit as a percentage of net sales increased to 37.9% for the quarter ended January 2, 2010 from 29.0% for the quarter ended December 27, 2008. These increases were primarily related to higher revenue levels along with an associated increase in production capacity utilization.

Operating Expenses

Operating expenses for the quarters ended January 2, 2010 and December 27, 2008 were as follows:

	Fiscal quarter ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$11,910	30.4%	$12,062	47.1%
Research, development and engineering	8,793	22.5	7,939	31.0
Restructuring costs	—	—	112	0.4
Goodwill impairment charge	—	—	17,396	67.9

	$20,703	52.9%	$37,509	146.4%

Selling, Service and Administration

Selling, service and administration (SS&A) primarily consists of labor and other employee-related expenses including share-based compensation expense, travel expense, professional fees, sales commissions and facilities costs. SS&A expenses were $11.9 million for the quarter ended January 2, 2010, a decrease of $0.2 million compared to $12.1 million in the quarter ended December 27, 2008. The decrease in SS&A expenses was primarily attributable to restructuring and cost management activities completed in fiscal 2009. These actions included company-wide reductions in force and related decreases in compensation and labor-related costs. Additionally, we implemented several temporary cost reduction measures in calendar 2009 including salary reductions, furloughs, and elimination of the Company match of 401(k) contributions. The impact of these activities was partially offset by the additional week included in the third quarter of fiscal 2010 and an increase of $0.4 million in SS&A share-based compensation expense. Share-based compensation expense increased primarily due to the incremental charge for our annual stock grant.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $8.8 million for the quarter ended January 2, 2010, an increase of $0.9 million compared to $7.9 million for the quarter ended December 27, 2008. This increase was primarily due to an increase of $0.4 million in R&D share-based compensation expense resulting from our annual stock grant, an additional week in the third quarter of 2010, and to lesser extents, increases in project expenses and depreciation. Engineering project expenses can fluctuate from quarter-to-quarter depending upon the various project timelines and content.

Restructuring Costs

No restructuring expenses were incurred during the quarter ended January 2, 2010. During the quarter ended December 27, 2008, $0.1 million of restructuring expenses were incurred as a result of reductions in workforce initiated in the second quarter of fiscal 2009 in response to lower customer demand.

Goodwill Impairment Charge

No goodwill impairment charges were incurred during the quarter ended January 2, 2010. During the quarter ended December 27, 2008, a $17.4 million charge was incurred due to declines in the Company’s stock price and market capitalization during that quarter.

Non-operating Income and Expense

Other-than-temporary Impairment of Auction Rate Securities

No other-than-temporary impairment charges related to our auction rate securities (ARS) were recorded during the quarter ended January 2, 2010. During the quarter ended December 27, 2008, $2.0 million of impairment charges were incurred as instability in the global financial markets impacted the estimated fair values of our ARS. See Note 4 “Fair Value Measurements” for further discussion.

Interest and Other Income, net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, ARS valuation fees and other miscellaneous non-operating items. Net interest and other income for the quarters ended January 2, 2010 and December 27, 2008 were as follows:

	Fiscal quarter ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Interest and Other Income, net	% of Net Sales	Interest and Other Income, net	% of Net Sales
Interest and other income, net	$369	0.9%	$1,021	4.0%

Interest and other income, net, for the quarter ended January 2, 2010 decreased $0.7 million compared to the quarter ended December 27, 2008. The decrease was primarily attributable to a $0.5 million decrease in interest income caused by declines in market interest rates during this period.

Income Taxes

The income tax benefit for the quarter ended January 2, 2010 was $3.1 million on pretax loss of $5.5 million, an effective tax rate of 56.3%. This improved rate was primarily due to lower estimated annual losses and credits related to the completion of tax audits in the third quarter of fiscal 2010, which resulted in a reduction in income taxes payable. Comparatively, the income tax benefit was $1.8 million on a pretax loss of $31.1 million for the quarter ended December 27, 2008, an effective tax rate of 5.9%. The low effective tax rate was primarily related to the goodwill impairment charge recorded in the third quarter of fiscal 2009 that is not deductible for U.S. tax purposes, as well as a valuation allowance on deferred tax assets that was established in that quarter. The valuation allowance was required due to unrealized capital losses arising from the write-down of our auction rate securities.

Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns, the timing and fluctuations of quarterly results and also due to the relationship of fixed deductions to overall changes in estimated and actual pretax income or loss. For example, in accordance with ASC Topic 740 “Income Taxes”, the tax benefit associated with our loss through the third quarter of fiscal 2010 has been limited to our estimated tax benefit expected for the year. As a result, this remaining benefit will serve to lower overall tax expense in the fourth quarter of fiscal 2010. We anticipate no significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapsed statutes of limitation.

Net Loss

Net losses for the quarters ended January 2, 2010 and December 27, 2008 were as follows:

	Fiscal quarter ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(2,413)	(6.2)%	$(29,258)	(114.1)%

Net loss for the quarter ended January 2, 2010 was $2.4 million, or $0.09 per basic and diluted share, compared to net loss of $29.3 million, or $1.08 per basic and diluted share for the quarter ended December 27, 2008. The decrease in net loss was primarily the result of the $17.4 million goodwill impairment charge and the $2.0 million other-than-temporary impairment charge on our ARS recorded during the quarter ended December 27, 2008 and improved gross profit during the quarter ended January 2, 2010 on higher revenues.

Three Quarters Ended January 2, 2010 Compared to Three Quarters Ended December 27, 2008

The following table presents results of operations data as a percentage of net sales for the three quarters ended January 2, 2010 and December 27, 2008:

	Three fiscal quarters ended
	Jan 2, 2010	Dec 27, 2008
Net sales	100.0%	100.0%
Cost of sales	66.2	61.4

Gross margin	33.8	38.6
Selling, service and administration	39.5	29.4
Research, development and engineering	26.5	18.7
Restructuring costs	—	1.5
Merger termination proceeds, net	(5.1)	—
Goodwill impairment	—	12.5

Operating loss	(27.1)	(23.5)
Other-than-temporary impairment of auction rate securities	—	(9.0)
Interest and other income, net	1.2	2.2

Loss before income taxes	(25.9)	(30.3)
Benefit from income taxes	(10.2)	(4.3)

Net loss	(15.7)%	(26.0)%

Net Sales

Net sales for the three quarters ended January 2, 2010 were $89.3 million, a decrease of $50.0 million or 35.9% compared to the three quarters ended December 27, 2008. Revenue decreased in each of our product groups, reflecting the impact on customer demand resulting from the global economic downturn. Our worldwide customers have been severely affected by depressed consumer demand for consumer electronics that started in calendar 2008 and has only begun to improve in the second half of calendar 2009.

Net sales by product group for the three quarters ended January 2, 2010 and December 27, 2008 were as follows:

	Three fiscal quarters ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$22,880	25.6%	$39,782	28.6%
Passive Components Group (PCG)	21,592	24.2%	24,551	17.6%
Interconnect/Micro-machining Group (IMG)	44,817	50.2%	74,919	53.8%

	$89,289	100.0%	$139,252	100.0%

SG sales in the three quarters ended January 2, 2010 decreased $16.9 million or 42.5% compared to the three quarters ended December 27, 2008. The decrease in sales was due to continued weakness in the memory markets, as customers continue to manage existing capacity levels through the utilization of existing systems and are slow to invest in new technologies.

PCG sales in the three quarters ended January 2, 2010 decreased $3.0 million or 12.1% compared to the three quarters ended December 27, 2008. The decrease in PCG sales was driven by higher sales volumes in the first quarter of fiscal 2009 resulting from capacity buys from key customers in that quarter. Following that point, we saw demand for our products decline as lower consumer demand and utilization rates impacted our customers in the second half of calendar 2008 and the first half of calendar 2009.

IMG sales in the three quarters ended January 2, 2010 decreased $30.1 million or 40.2% compared to the three quarters ended December 27, 2008. The decrease was primarily due to strong sales in the prior year of our micro-machining products due to initial demand for the Model 5800 released during the first quarter of fiscal 2009.

Net sales by geographic region for the three quarters ended January 2, 2010 and December 27, 2008 were as follows:

	Three fiscal quarters ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$70,698	79.2%	$99,732	71.6%
Americas	11,196	12.5%	26,593	19.1%
Europe	7,395	8.3%	12,927	9.3%

	$89,289	100.0%	$139,252	100.0%

Compared to the three quarters ended December 27, 2008, net sales for the three quarters ended January 2, 2010 decreased $29.0 million or 29.1% in Asia, $15.4 million or 57.9% in the Americas, and $5.5 million or 42.8% in Europe. The decreases in each of these regions reflect the impact of the global economic downturn.

Gross Profit

Gross profit for the three quarters ended January 2, 2010 and December 27, 2008 was as follows:

	Three fiscal quarters ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross profit	$30,204	33.8%	$53,781	38.6%

Gross profit for the three quarters ended January 2, 2010 was $30.2 million, a decrease of $23.6 million compared to gross profit of $53.8 million for the three quarters ended December 27, 2008. Gross profit as a percentage of net sales decreased to 33.8% for the three quarters ended January 2, 2010 from 38.6% for the three quarters ended December 27, 2008. These decreases were primarily related to decreased revenue levels along with an associated reduction in production capacity utilization. In response to the reductions in business, management implemented cost reduction efforts throughout fiscal 2009, including reductions in manufacturing labor and overhead, which partially mitigated the impact of lower production volumes.

Operating Expenses

Operating expenses for the three quarters ended January 2, 2010 and December 27, 2008 were as follows:

	Three fiscal quarters ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$35,236	39.5%	$40,908	29.4%
Research, development and engineering	23,689	26.5	26,043	18.7
Restructuring costs	—	—	2,035	1.5
Merger termination proceeds, net	(4,516)	(5.1)	—	—
Goodwill impairment	—	—	17,396	12.5

	$54,409	60.9%	$86,382	62.1%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses were $35.2 million for the three quarters ended January 2, 2010, a decrease of $5.7 million compared to $40.9 million for the three quarters ended December 27, 2008. The decrease in SS&A expenses was primarily attributable to restructuring and cost management activities implemented in fiscal 2009. These activities included company-wide reductions in force and related decreases in compensation, labor, and travel-related costs. Additionally, we implemented several temporary cost reduction measures, including salary reductions, furloughs, and elimination of the Company match of 401(k) contributions. The impact of these reductions was partially offset by an increase of $2.1 million in SS&A share-based compensation expense and the impact of an additional week included in the three fiscal quarters ended January 2, 2010. Share-based compensation expense increased primarily due to vesting of annual grants for the board of directors in May of 2009 and the incremental cost of our annual stock grant.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $23.7 million for the three quarters ended January 2, 2010 compared to $26.0 million for the three quarters ended December 27, 2008. This decrease was primarily due to reductions in employee-related expense resulting from our cost containment actions, and lower project materials expenses in the first two quarters of fiscal 2010. Partially offsetting these impacts were increases of $0.5 million in depreciation expense, $0.4 million in RD&E share-based compensation, and the impact of an additional week included in the three fiscal quarters ended January 2, 2010. RD&E share-based compensation expense increased due to the incremental cost of our annual stock grant. Engineering project expenses can fluctuate from quarter-to-quarter depending upon the various project timelines and content.

Restructuring Costs

No restructuring expenses were incurred during the three quarters ended January 2, 2010. During the three quarters ended December 27, 2008, $2.0 million of restructuring expenses were incurred as a result of reductions in workforce taken in response to lower customer demand.

Merger Termination Proceeds, net

In the first quarter of fiscal 2010, we recorded a net benefit of $4.5 million in operating expenses related to a merger termination fee. This amount represented the receipt of a $5.4 million merger termination fee offset by an additional $0.9 million of merger transaction costs.

Goodwill Impairment Charge

No goodwill impairment charges were incurred during the three quarters ended January 2, 2010. During the three quarters ended December 27, 2008, a $17.4 million charge was incurred due to declines in the Company’s stock price and market capitalization during the third quarter of fiscal 2009.

Non-operating Income and Expense

Other-than-temporary Impairment of Auction Rate Securities

No other-than-temporary impairment charges related to our auction rate securities (ARS) were recorded during the three quarters ended January 2, 2010. During the three quarters ended December 27, 2008, we recorded $12.5 million of other-than-temporary impairment charges as instability in the global financial markets impacted the estimated fair values of our ARS. Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when or if our remaining ARS will become liquid. See Note 4 “Fair Value Measurements” for further discussion.

Interest and Other Income, net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, ARS valuation fees and other miscellaneous non-operating items. Net interest and other income for the three quarters ended January 2, 2010 and December 27, 2008 was as follows:

	Three fiscal quarters ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Interest and Other Income, net	% of Net Sales	Interest and Other Income, net	% of Net Sales
Interest and other income, net	$1,068	1.2%	$2,998	2.2%

Interest and other income, net, for the three quarters ended January 2, 2010 decreased $1.9 million compared to the three quarters ended December 27, 2008. The decrease was primarily attributable to a $2.1 million decrease in interest income due to declines in market interest rates over this period.

Income Taxes

The income tax benefit recorded for the three quarters ended January 2, 2010 was $9.1 million on pretax loss of $23.1 million, an effective rate of 39.2%. This rate improved due to a higher effective rate in the third quarter of 2010, primarily due to lower estimated annual losses and credits related to the completion of tax audits in the third quarter of fiscal 2010, which resulted in a reduction in income taxes payable. Comparatively, the income tax benefit was $6.0 million on a pretax loss of $42.1 million for the three quarters ended December 27, 2008, an effective tax rate of 14.2%. The low effective tax rate was primarily due to the goodwill impairment charge recorded in the third quarter of fiscal 2009 that is not deductible for U.S. tax purposes as well as a valuation allowance on deferred tax assets that was established in the third quarter of fiscal 2009. The valuation allowance was required due to unrealized capital losses arising from the write-down of our auction rate securities.

Our effective tax rate is subject to fluctuation based upon the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns, the timing and fluctuations of quarterly results and also due to the relationship of fixed deductions to overall changes in estimated and actual pretax income or loss. For example, in accordance with ASC Topic 740 “Income Taxes”, the tax benefit associated with our loss through the third quarter of fiscal 2010 has been limited to our estimated tax benefit expected for the year. As a result, this remaining benefit will serve to lower overall tax expense in the fourth quarter of fiscal 2010. We anticipate no significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapsed statutes of limitation.

Net Loss

Net loss for the three quarters ended January 2, 2010 and the three quarters ended December 27, 2008 was as follows:

	Three fiscal quarters ended
	Jan 2, 2010		Dec 27, 2008
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(14,063)	(15.7)%	$(36,125)	(26.0)%

Net loss for the three quarters ended January 2, 2010 was $14.1 million, or $0.51 per basic and diluted share, compared to net loss for the three quarters ended December 27, 2008 of $36.1 million, or $1.33 per basic and diluted share. The decrease in net loss was primarily due to several charges incurred during the three quarters ended December 27, 2008 which did not repeat during the three quarters ended January 2, 2010, including a $17.4 million goodwill impairment charge, $12.5 million of other-than-temporary impairment charges related to ARS and $2.0 million in restructuring charges. Additionally, the three quarters ended January 2, 2010 included $4.5 million of merger termination proceeds received in the first quarter of fiscal 2010. The combination of these factors offset the impact of lower revenues.

Financial Condition and Liquidity

At January 2, 2010, our principal sources of liquidity were cash and cash equivalents of $52.6 million, current marketable investments of $99.3 million and accounts receivable of $22.4 million. We also held $10.8 million of restricted cash which represented collateral for commercial letters of credit. At January 2, 2010, we had a current ratio of 7.2 and held no long-term debt. Working capital of $247.6 million was up slightly compared to the March 28, 2009 balance of $246.9 million.

On May 15, 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during the quarter ended January 2, 2010. During the three quarters ended January 2, 2010, we repurchased 64,960 shares for $0.6 million under this program at an average price per share of $8.55, calculated inclusive of commissions and fees. As of January 2, 2010, a total of 372,825 shares have been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows. There is no fixed completion date for the repurchase program.

As of January 2, 2010, we held a total of $13.7 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of fiscal 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. At the time of purchase in fiscal 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of fiscal 2008, our ARS began to experience failed auctions.

Since that time, none of these securities have traded through the auction process and very few market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock experienced credit rating downgrades throughout fiscal 2009. Consequently, it was determined that the declines in fair value of these securities during fiscal 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, at the end of each quarter of fiscal 2009, the cost bases of these securities were written down to their estimated fair values with other-than-temporary impairment charges totaling $13.6 million, of which $2.0 million was recorded during the third quarter of fiscal 2009 and $12.5 million was recorded during the three quarters ended December 27, 2008.

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

We also recorded fair value adjustments to accumulated other comprehensive income of $1.1 million, $1.4 million, and $0.1 million at the end of the first, second, and third quarters of fiscal 2010, respectively, to reflect the estimated increases in fair value of the ARS. As of January 2, 2010, total net unrealized gains on our remaining ARS were $1.9 million, which represents the fiscal 2010 fair value adjustments of $2.6 million reduced by the cumulative-effect adjustment of $0.4 million and $0.3 million related to the sale of certain ARS in the third quarter of fiscal 2010. The $7.0 million estimated fair value of our remaining ARS securities is classified as a non-current asset on the Condensed Consolidated Balance Sheet at January 2, 2010, consistent with the classification at December 27, 2008 and each subsequent reporting period.

During the third quarter of fiscal 2010, we agreed to sell certain ARS with a par value of $1.9 million pursuant to a tender agreement with the parent company of the securities’ original issuer. We received approximately $1.4 million on the sale of the ARS, which had an estimated fair value of $1.6 million as of September 26, 2009. As a result of the sale, we reclassified $0.3 million of the previously recorded unrealized net gain out of accumulated other comprehensive income. The unrealized net gain represented the cumulative total of the fair value adjustments related to these ARS prior to the transaction.

We currently continue to receive all interest and preferred stock dividend payments when due. We cannot reasonably predict if or when our remaining ARS will become liquid.

Sources and Uses of Cash for the Three Quarters Ended January 2, 2010

Net cash flows used in operating activities totaled $1.2 million for the three quarters ended January 2, 2010. Significant impacts to cash flows for the period were the year-to-date net loss of $14.1 million, adjusted for non-cash items totaling $3.4 million, offset by net improvements within working capital. Net increases in accounts payable and accrued liabilities provided operating cash of $11.1 million and net decreases in inventories provided $7.7 million, while decreases in deferred revenue consumed $3.9 million, net increases in trade receivables consumed $3.4 million and other working capital increases consumed $2.1 million.

For the three quarters ended January 2, 2010, net cash used in investing activities of $101.2 million was primarily due to the purchase of securities of $205.8 million and increases in restricted cash of $10.8 million, offset by $110.2 million in proceeds from sales and maturities of securities and $7.3 million provided by decreases in other assets, which primarily reflected the substitution of letters of credit for the cash bond previously held by the Kaohsiung District Court of Taiwan. Net cash provided by financing activities of $0.3 million was attributable to $0.9 million of proceeds from the exercise of stock options and stock plans offset by $0.6 million used for share repurchases.

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

Business Combinations

The Company adopted SFAS No. 141R beginning in the first quarter of fiscal 2010. SFAS No. 141R was incorporated into the ASC within ASC Topic 805 “Business Combinations.” The Company will apply the provisions of this statement prospectively to future business combinations.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2005, we filed a formal patent infringement action against All Ring in the Court. The Court-appointed expert initially concluded that the Capacitor Tester and All Ring’s RK-T2000 both infringe every claim of the 207469 patent and that All Ring’s RK-L50 infringes a number of the claims as well. Because we had amended our claims in the cancellation action as described below, the Court asked the Court-appointed expert to respond to questions regarding the expert’s initial opinion. The Court-appointed expert conducted an additional inspection of each of these systems on September 21, 2009, and will re-evaluate whether the systems infringe after reviewing the briefs that the Company and All Ring have submitted. At the request of the Court, an audit of All Ring was conducted by an independent accounting firm in November and December of calendar 2009 to assist the Court in making any damages determinations. The firm has not yet issued its audit report.

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

Pursuant to the Court’s PAO and PIO, we were required to post Taiwan dollar security bonds with the Court. In July 2009, we substituted a letter of credit as a partial substitution and received back $2.0 million of the security bonds from the Court. The letter of credit is collateralized by $2.4 million of restricted cash. In September 2009, we established an additional letter of credit and received back $7.1 million of the security bonds. This second letter of credit is collateralized by $8.4 million of restricted cash. The total restricted cash balance of $10.8 million is included in the Condensed Consolidated Balance Sheet at January 2, 2010 as a current asset.

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

The industries that comprise our primary markets are volatile and unpredictable and we have experienced weakness in our markets and may experience weakness in the future.

Our business depends upon the capital expenditures of manufacturers of components and circuitry used in wireless communications, computers and other electronic products. The markets for electronic devices have experienced sharp downturns in the past, are currently experiencing such a downturn, and may experience further downturns in the future. In fiscal 2008, we began to see the impact of weakness in the memory market and lower capital spending, particularly in the fourth quarter. This weakening increased significantly and expanded to general microelectronics and other markets during 2009 driven by disruption in the financial and credit markets and the subsequent global economic downturn, resulting in a decrease in orders for all of our product groups in the second, third and fourth quarters of 2009, with virtually no SG systems orders in the third and fourth quarters of 2009 and a low level of system orders during the first three quarters of fiscal 2010. There could be further declines in these markets and others. Our customers may even declare bankruptcy or discontinue operations as a result of a downturn. During such downturns, semiconductor and micro-electronics manufacturers, including our customers, can be expected to delay or cancel capital expenditures, which would have a negative impact on our financial results. During a downturn, we are not able to project when or if demand for our products will increase or that demand will not decrease further. Even if demand for our products does increase, there may be significant fluctuations in our profitability and net sales.

During this and any downturn, it is difficult for us to maintain our sales levels. As a consequence, to maintain profitability or minimize losses we need to reduce our operating expenses. Our ability to quickly reduce operating expenses is dependent upon the nature of the actions we take to reduce expense and our subsequent ability to implement those actions and realize expected cost savings. Additionally, we may be unable to defer capital expenditures and we need to continue to invest in certain areas such as research and development. These factors could cause us to use greater amounts of cash in our operating and investing activities, thereby reducing our existing cash and investment balances. This and any economic downturn may also cause us to incur charges related to impairment of assets, inventory write-offs, and reductions in force, and we may experience delays in payments from our customers, which would have a negative effect on our financial results.

In the current environment, we also implemented several temporary cost reduction measures, including salary reductions, furloughs and elimination of our match of 401(k) contributions. These reductions are temporary in nature and will not be sustained over a long period of time. For example, on October 1, 2009, salaries that had been subject to a temporary salary reduction program were partially restored and on January 1, 2010, salaries were fully restored as the temporary salary reduction program was discontinued. Accordingly, our current level of employee-related expenses increased during the third quarter of fiscal 2010 and is expected to further increase in the fourth quarter of fiscal 2010.

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

The industries in which we operate are highly competitive. We face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than we do. If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in those markets. Additionally, in the current environment, existing competitors may price opportunistically to reduce inventory or maintain business levels. Furthermore, our technological advantages may be reduced or lost as a result of technological advances by our competitors.

Those competitors with greater resources in the areas described above may enable them to:

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

We use a wide range of materials from numerous suppliers in the production of our products, including custom electronic and mechanical components. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, some key parts are available only from a single supplier or a limited group of suppliers in the short term. In addition, some of the lasers we use in our products are difficult to manufacture, and as a result we may not receive an adequate supply of lasers in a timely fashion to fill orders. Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including changes in business relationships, competitive factors, financial difficulties, work stoppages, fire, natural disasters or other causes. Such disruption could interrupt our manufacturing. Our business may be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

Delays in manufacturing, shipment or customer acceptance of our products could substantially decrease our sales for a period.

We depend on manufacturing flexibility to meet the changing demands of our customers. Any significant delay or interruption in receiving raw materials or components or in our manufacturing operations as a result of software deficiencies, natural disasters, or other causes could result in reduced manufacturing capabilities or delayed product deliveries, any or all of which could materially and adversely affect our results of operations.

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

Our business is highly competitive and one factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap which we expect to be utilized in new products. Certain types of inventory, including lasers and optical equipment, are particularly expensive and can only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. For example, at January 2, 2010, we had $78.6 million of inventory reflected on our Condensed Consolidated Balance Sheet, much of which we purchased or committed to purchase prior to the time the severity of the current economic downturn became apparent. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory which may not be usable under the new strategy, which may result in material accounting charges. For example, during 2009, we wrote-off $4.1 million of material from a research, development, and engineering program due to a change in our product development strategy.

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

We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•	Difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of the merged businesses;

•	Implementation of our enterprise resource planning (ERP) system into the acquired company’s operations;

•	Diversion of management’s attention from other operational matters;

•	The potential loss of key employees of the acquired company;

•	Lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	Acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	Difficulties establishing satisfactory internal controls at the acquired company;

•	Risks and uncertainties relating to the performance of the combined company following the transaction; and

•	Incurring unanticipated liabilities for which we will not be indemnified.

Our inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations and could cause us not to realize the anticipated benefits of an acquisition on a timely basis or at all. In addition, if we issue common stock to pay for an acquisition, the ownership percentage of our existing shareholders will be reduced and the value of the shares held by our existing shareholders could be diluted. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. If we need to borrow funds in connection with an acquisition, we would be required to use cash to service the debt and to comply with financial and other covenants. In addition, the accounting for an acquisition could result in significant charges resulting from amortization of intangible assets we acquire, and in the future, all acquisition transaction costs must be expensed as incurred rather than capitalized.

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

Our business and operating results are subject to uncertainties arising out of the possibility of regional or global economic disruptions (including those resulting from natural disasters, or outbreaks of infectious disease), the economic consequences of military action or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties, we are subject to:

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

As of January 2, 2010, we held a total of $13.7 million invested in ARS at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of fiscal 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these securities. At the time of purchase in 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. Prior to September 2007, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, during the second quarter of 2008 our ARS began to experience failed auctions.

Since that time, none of these securities have traded through the auction process and very few market transactions for these securities have been observed. Additionally, the bond insurers of the ARS and preferred stock experienced credit rating downgrades throughout 2009. Consequently, it was determined that the declines in fair value of these securities during 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, at the end of each quarter of fiscal 2009, the cost bases of these securities were written down to their estimated fair values with other-than-temporary impairment charges totaling $13.6 million, of which $2.0 million was recorded during the third quarter of fiscal 2009 and $12.5 million was recorded during the three quarters ended December 27, 2008. We also recorded fair value adjustments to accumulated other comprehensive income of $1.1 million, $1.4 million, and $0.1 million at the end of the first, second, and third quarters of fiscal 2010, respectively, to reflect the estimated increase in fair value of the ARS. The $7.0 million estimated fair value of these securities is classified as a non-current asset on the Condensed Consolidated Balance Sheet at January 2, 2010, consistent with the classification at December 27, 2008 and each subsequent reporting period.

During the third quarter of fiscal 2010, we agreed to sell certain ARS with a par value of $1.9 million pursuant to a tender agreement with the parent company of the securities’ original issuer. We received approximately $1.4 million on the sale of the ARS, which had an estimated fair value of $1.6 million as of September 26, 2009. As a result of the sale, we reclassified $0.3 million of the previously recorded unrealized net gain out of accumulated comprehensive income. The unrealized net gain represented the cumulative total of the fair value adjustments related to these ARS prior to the transaction.

We cannot reasonably predict if or when our remaining ARS will become liquid, and it is not possible to ascertain when or whether market conditions will change resulting in the recovery of fair value on these auction rate securities. It is possible that a secondary market for auction rate securities may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such a scenario, or if other events arise that impact the fair value of the securities, we may have to recognize further other-than-temporary impairment charges, which would adversely impact our financial position and results of operations.

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

Dated: February 9, 2010	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By:	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By:	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)