Form 10-Q
period 2010-07-03
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2010-08-12
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

The number of shares outstanding of the Registrant’s Common Stock at August 7, 2010 was 27,971,360 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Jul 3, 2010	Apr 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$54,225	$39,335
Restricted cash	10,824	10,824
Short-term investments	114,894	116,140

Total cash, restricted cash and investments	179,943	166,299

Trade receivables, net of allowances of $552 and $697	33,482	38,061
Inventories	69,936	72,090
Shipped systems pending acceptance	3,412	4,106
Deferred income taxes, net	7,216	7,232
Other current assets	8,441	8,677

Total current assets	302,430	296,465

Non-current assets:
Auction rate securities	4,630	5,021
Property, plant and equipment, net of accumulated depreciation of $86,808 and $84,422	39,732	40,590
Non-current deferred income taxes, net	33,984	31,079
Acquired intangible assets, net	7,734	8,255
Other assets	11,200	13,008

Total assets	$399,710	$394,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,829	$14,607
Accrued liabilities	18,554	14,937
Deferred revenue	10,591	13,193

Total current liabilities	44,974	42,737

Non-current liabilities:
Income taxes payable	9,195	9,019

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 27,901 and 27,665 issued and outstanding	145,312	142,369
Retained earnings	199,687	199,486
Accumulated other comprehensive income related to auction rate securities	910	1,301
Accumulated other comprehensive loss, other	(368)	(494)

Total shareholders’ equity	345,541	342,662

Total liabilities and shareholders’ equity	$399,710	$394,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	Jul 3, 2010	Jun 27, 2009
Net sales	$58,471	$22,603
Cost of sales	36,998	16,642

Gross profit	21,473	5,961

Operating expenses:
Selling, service and administration	12,845	11,971
Research, development and engineering	10,211	7,455
Merger termination proceeds, net	—	(4,516)

Net operating expenses	23,056	14,910

Operating loss	(1,583)	(8,949)
Non-operating income:
Interest and other income, net	58	342

Total non-operating income	58	342

Loss before income taxes	(1,525)	(8,607)
Benefit from income taxes	(1,726)	(3,077)

Net income (loss)	$201	$(5,530)

Net income (loss) per share – basic	$0.01	$(0.20)

Net income (loss) per share – diluted	$0.01	$(0.20)

Weighted average number of shares – basic	27,791	27,234

Weighted average number of shares – diluted	28,212	27,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Fiscal quarter ended
(In thousands)	Jul 3, 2010	Jun 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$201	$(5,530)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,559	2,497
Amortization of acquired intangible assets	531	552
Share-based compensation expense	2,874	2,307
Recovery of doubtful accounts	(150)	—
Loss on disposal of property, plant and equipment	55	—
Deferred income taxes	(2,809)	(3,496)
Changes in operating accounts:
Decrease (increase) in trade receivables, net	5,477	(681)
Decrease in inventories	3,857	6,279
Decrease (increase) in shipped systems pending acceptance	694	(867)
Increase in other current assets	377	403
Increase (decrease) in accounts payable and accrued liabilities	3,791	(2,900)
(Decrease) increase in deferred revenue	(2,688)	525

Net cash provided by (used in) operating activities	14,769	(911)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(81,348)	(46,312)
Proceeds from sales and maturities of investments	82,612	18,000
Purchase of property, plant and equipment	(1,277)	(398)
(Increase) decrease in other assets	(185)	186
Minority equity investment	—	(193)

Net cash used in investing activities	(198)	(28,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock plan activity, net	(74)	342
Excess tax benefit of share-based compensation	143	—
Share repurchases	—	(555)

Net cash provided by (used in) financing activities	69	(213)
Effect of exchange rate changes on cash	250	777

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,890	(29,064)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,335	153,538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,225	$124,474

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(663)	$(343)
Income tax refunds received	$263	$27

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

There have been no significant changes to the Company’s significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for its fiscal year ended April 3, 2010.

Certain reclassifications have been made in the accompanying condensed consolidated financial statements for prior periods to conform to the current presentation. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended July 3, 2010 that are of significance to the Company.

3. Restricted Cash

As of July 3, 2010, the Company had restricted cash of $10.8 million, which collateralizes commercial letters of credit substituted for the cash bond previously held by the Kaohsiung District Court of Taiwan. See Note 17 “Legal Proceedings” for further discussion.

4. Share-Based Compensation

The Company recognizes expense related to the fair value of its share-based compensation awards using the Black-Scholes model to estimate the fair value of awards on the grant date, except for unvested restricted stock unit awards which are valued at the fair market value of the Company’s stock on the award date. The Company recognizes compensation expense for all share-based compensation awards on a straight-line basis over the requisite service period of the award.

The Company granted stock-settled stock appreciation rights (SARs) starting in the first quarter of 2010. SARs grant the right to receive shares of the Company’s stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The Company uses the Black-Scholes model to estimate the fair value of SARs. Similar to options, SARs are recorded at the fair value of the award at grant date and the expense is recognized on a straight-line basis over the requisite service period of the award. The Company did not grant any stock options during the first quarter of 2011 or during fiscal 2010. All stock plan awards are settled with newly issued shares.

Share-based compensation was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Jul 3, 2010	Jun 27, 2009
Cost of sales	$282	$215
Selling, service and administration	2,224	1,778
Research, development and engineering	377	314

Total share-based compensation expense	$2,883	$2,307

For the quarter ended July 3, 2010, the Company received $0.5 million from Employee Stock Purchase Plan (ESPP) purchases and used $0.6 million for tax payments primarily related to vesting restricted stock units. The tax benefit realized from ESPP purchases during the quarter ended July 3, 2010 was $0.1 million.

As of July 3, 2010, no share-based compensation expenses were capitalized. The Company had $15.1 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted-average period of 2.38 years.

Valuation Assumptions

The Black-Scholes option pricing model is utilized to determine the fair value of options and SARs granted. The following assumptions were used in calculating the weighted-average fair value during the periods presented:

	Fiscal quarter ended
(In thousands)	Jul 3, 2010	Jun 27, 2009
Expected life in years	5.5	5.6
Risk-free interest rate	2.06%	2.63%
Expected volatility	48%	48%
Expected dividend rate	0%	0%

The risk-free rates used are based on the U.S. Treasury yields over the expected terms. The expected term and forfeiture estimates for stock options and SARs are based on an analysis of actual exercise behavior. The Company uses its historical volatility over the estimated expected term as the expected volatility.

Share-Based Payment Award Activity

The weighted-average fair value of share-based compensation awards during the period were:

	Fiscal quarter ended
(In thousands, except per share data)	Jul 3, 2010	Jun 27, 2009
SAR Awards:
Grant date fair value per share	$6.31	$3.88
Total fair value of SARs granted	$1,149	$3,412
Total fair value of SARs vested	$1,005	$171
Total intrinsic value of SARs exercised	$251	$—
Unvested Restricted Stock Unit Awards:
Grant date fair value per share	$14.57	$8.26
Total fair value of awards granted	$6,643	$3,858
Employee Stock Purchase Plan:
Grant date fair value per share	$2.74	$1.71
Total fair value of awards granted	$271	$141

Information with respect to stock option and SAR activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at April 3, 2010	3,747,740	$20.86
Granted	182,000	13.90
Exercised	(42,237)	8.26
Expired or forfeited	(137,425)	50.84

Outstanding at July 3, 2010	3,750,078	$19.56	5.36	$3,839

Vested and expected to vest at July 3, 2010	3,625,269	$19.89	5.23	$3,411

Exercisable at July 3, 2010	2,798,871	$22.57	4.16	$810

Information with respect to unvested restricted stock unit awards activity was as follows:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at April 3, 2010	928,437	$14.70
Awarded	456,022	14.57
Vested	(163,964)	13.82
Forfeited	(2,824)	16.92

Outstanding at July 3, 2010	1,217,671	$14.77	2.00	$15,684

5. Fair Value Measurements

Financial Assets Measured at Fair Value

Fair value is defined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include the following:

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of July 3, 2010 and April 3, 2010 was as follows (in thousands):

July 3, 2010	Level 1	Level 2	Level 3	Total
Money market securities	$2,233	$—	$—	$2,233
Government agencies	—	93,944	—	93,944
Commercial paper	—	38,939	—	38,939
U.S. treasuries	—	12,097	—	12,097
Forward purchase or (sale) contracts:
Japanese Yen	—	(455)	—	(455)
Taiwan Dollar	—	(7)	—	(7)
Korean Won	—	(10)	—	(10)
Euro	—	(43)	—	(43)
British Pound	—	127	—	127
Auction rate securities	—	—	4,630	4,630
Preferred stock	—	—	—	—

April 3, 2010	Level 1	Level 2	Level 3	Total
Money market securities	$4,244	$—	$—	$4,244
Government agencies	—	73,130	—	73,130
Commercial paper	—	41,992	—	41,992
U.S. treasuries	—	17,089	—	17,089
Forward purchase or (sale) contracts:
Japanese Yen	—	165	—	165
Taiwan Dollar	—	(10)	—	(10)
Korean Won	—	15	—	15
Euro	—	6	—	6
British Pound	—	5	—	5
Auction rate securities	—	—	5,021	5,021
Preferred stock	—	—	—	—

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at July 2, 2010 were utilized to calculate unrealized gain/loss.

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

As of July 3, 2010, the Company held a total of $13.7 million invested in auction rate securities (ARS) at par value. Additionally, the Company held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. These securities previously provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. As a result of the liquidity issues experienced in the global credit and capital markets, the Company’s ARS began to experience failed auctions during fiscal 2008. Since that time, none of the Company’s ARS have traded through the auction process, few market transactions for these securities have been observed, and the credit quality of the counterparties has deteriorated.

As of July 3, 2010, total net unrealized gains on the Company’s remaining ARS were $0.9 million. The $4.6 million estimated fair value of the Company’s remaining ARS is classified as a non-current asset on the Condensed Consolidated Balance Sheet at July 3, 2010, consistent with the classification at April 3, 2010.

The Company currently continues to receive all interest payments on its ARS when due, but has not received dividend payments on its preferred stock since the third quarter of 2010. The Company cannot predict if or when its remaining ARS will become liquid or dividend payments on its preferred stock will resume. See the Company’s 2010 Annual Report on Form 10-K for the year ended April 3, 2010 for further information related to these investments.

The following table illustrates Level 3 activity from April 3, 2010 to July 3, 2010 (in thousands):

	Auction Rate Securities	Preferred Stock	Total
Fair Value, April 3, 2010	$5,021	$—	$5,021
Adjustment to accumulated other comprehensive income (loss):
Unrealized losses	(391)	—	(391)
Purchases, issuances and settlements	—	—	—
Transfers into (out of) Level 3	—	—	—

Fair Value, July 3, 2010	$4,630	$—	$4,630

As of July 3, 2010, the Company had $6.0 million invested in Series D Preferred Stock and $2.2 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of July 3, 2010 and April 3, 2010, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 9 “Other Assets”, the full carrying value of $8.2 million was included in Other assets on the Condensed Consolidated Balance Sheets at July 3, 2010 and April 3, 2010, respectively.

Investments

Certain information regarding the Company’s investments at July 3, 2010 and April 3, 2010 was as follows (in thousands):

July 3, 2010		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$93,915	$29	$—	$93,944
Commercial paper	38,948	—	(9)	38,939
U.S. treasuries	12,098	—	(1)	12,097

	$144,961	$29	$(10)	$144,980

Available-for-sale securities (non-current):
Auction rate securities	$13,700	$910	$(9,980)	$4,630
Preferred stock	4,000	—	(4,000)	—

	$17,700	$910	$(13,980)	$4,630

April 3, 2010		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$73,141	$—	$(11)	$73,130
Commercial paper	41,992	—	—	41,992
U.S. treasuries	17,088	1	—	17,089

	$132,221	$1	$(11)	$132,211

Available-for-sale securities (non-current):
Auction rate securities	$13,700	$1,301	$(9,980)	$5,021
Preferred stock	4,000	—	(4,000)	—

	$17,700	$1,301	$(13,980)	$5,021

The Company had no sales of available for sale securities in the first quarter of 2011 or the first quarter of 2010. For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income were insignificant as of July 3, 2010 and April 3, 2010. Gains reclassified out of accumulated other comprehensive income into earnings during the first quarter of 2011 were insignificant.

Underlying maturities of investments at July 3, 2010 were $145.0 million within one year and $4.6 million beyond ten years.

6. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Jul 3, 2010	Apr 3, 2010
Raw materials and purchased parts	$47,702	$47,636
Work-in-process	12,803	10,731
Finished goods	9,431	13,723

	$69,936	$72,090

7. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Jul 3, 2010	Apr 3, 2010
Prepaid expenses	$4,345	$4,286
Income tax refund receivable	2,931	3,017
Value added tax receivable	1,126	1,179
Other	39	195

	$8,441	$8,677

8. Acquired Intangible Assets

Acquired intangible assets as of July 3, 2010 and April 3, 2010 consisted of the following:

(In thousands, except years)	Weighted- Average Useful Life (In years)	Jul 3, 2010	Apr 3, 2010
Developed technology	7	$8,100	$8,100
Customer relationships	6	2,700	2,700
Customer backlog	1	700	700
Trade name and trademarks	3	400	400
Change of control agreements	1	100	100
Fair value of below-market lease (non-current portion)	3.8	311	311
Patents	13.2	2,978	2,978

		15,289	15,289
Less accumulated amortization		(7,555)	(7,034)

Total non-current acquired intangible assets		7,734	8,255

Fair value of below-market lease (current portion)		110	110
Less accumulated amortization		(10)	—

Total acquired intangible assets		$7,834	$8,365

Amortization expense for acquired intangible assets has been recorded in the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Jul 3, 2010	Jun 27, 2009
Cost of sales	$289	$289
Selling, service and administration	189	222
Research, development and engineering	53	41

Total	$531	$552

The estimated amortization expense for intangible assets for the current year, including amounts amortized year to date, and in future years is as follows (in thousands):

Year	Amortization
2011	$1,939
2012	1,671
2013	1,512
2014	1,383
2015	543
Thereafter	1,317

$8,365

9. Other Assets

Other assets consisted of the following:

(In thousands)	Jul 3, 2010	Apr 3, 2010
Minority equity investment	$8,184	$8,184
Consignment and demo equipment, net	2,148	3,957
Other	868	867

	$11,200	$13,008

10. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Jul 3, 2010	Apr 3, 2010
Payroll-related liabilities	$4,532	$5,727
Product warranty accrual	3,709	2,576
Customer deposits	3,256	1,020
Professional fees payable	1,676	1,327
Pension benefit liabilities	1,577	1,415
Purchase order commitments and receipts	1,241	1,352
Other	2,563	1,520

	$18,554	$14,937

11. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended
(In thousands)	Jul 3, 2010	Jun 27, 2009
Product warranty accrual, beginning	$2,576	$2,057
Warranty charges incurred, net	(1,199)	(1,690)
Provision for warranty charges	2,332	917

Product warranty accrual, ending	$3,709	$1,284

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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended
(In thousands)	Jul 3, 2010	Jun 27, 2009
Deferred revenue, beginning	$13,193	$11,251
Revenue deferred	7,614	5,660
Revenue recognized	(10,216)	(5,135)

Deferred revenue, ending	$10,591	$11,776

13. Earnings (Loss) Per Share

Following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended
(In thousands, except per share data)	Jul 3, 2010	Jun 27, 2009
Net income (loss)	$201	$(5,530)

Weighted average shares used for basic earnings per share	27,791	27,234
Incremental diluted shares	421	—

Weighted average shares used for diluted earnings per share	28,212	27,234

Net income (loss) per share:
Net income (loss) – basic	$0.01	$(0.20)

Net income (loss) – diluted	$0.01	$(0.20)

Awards of options, stock-settled stock appreciation rights (SARs) and unvested restricted stock units (RSUs) representing an additional 3.0 million and 4.4 million shares for the quarters ended July 3, 2010 and June 27, 2009, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

14. Comprehensive Income (Loss)

The components of comprehensive loss, net of tax, were as follows:

	Fiscal quarter ended
(In thousands)	Jul 3, 2010	Jun 27, 2009
Net income (loss)	$201	$(5,530)
Foreign currency translation adjustment	105	791
Net unrealized (loss) gain on auction rate securities	(391)	1,127
Net unrealized gain (loss) on current available for sale securities	19	(5)
Other comprehensive income	2	1

Other comprehensive loss	$(64)	$(3,616)

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

The Company did not repurchase any shares under this program during the quarter ended July 3, 2010. As of July 3, 2010, a total of 372,825 shares have been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.

16. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended
(In thousands)	Jul 3, 2010	Jun 27, 2009
Semiconductor Group (SG)	$19,057	$5,260
Passive Component Group (PCG)	18,803	5,150
Interconnect/Micro-machining Group (IMG)	20,611	12,193

	$58,471	$22,603

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	Jul 3, 2010	Jun 27, 2009
Asia	$50,785	$16,087
Americas	4,101	4,287
Europe	3,585	2,229

	$58,471	$22,603

17. Legal Proceedings

All Ring Patent Infringement Prosecution

The Company’s proceedings against All Ring Tech Co., Ltd. (All Ring) in Taiwan for alleged patent infringement are ongoing. As part of these proceedings, the Court issued orders restricting the use of some of All Ring’s assets. Pursuant to these orders, the Company was required to post security bonds with the Court. In July 2009 and September of 2009, the Company established letters of credit as a substitution for the security bonds and received back a total of $9.1 million from the Court. The letters of credit are collateralized by a total of $10.8 million of restricted cash, which is included on the Condensed Consolidated Balance Sheet at July 3, 2010 as a current asset. See the Company’s 2010 Annual Report on Form 10-K for the year ended April 3, 2010 for further background related to these proceedings.

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

Summary of Sequential Quarterly Results

The financial results of the fiscal quarter ended July 3, 2010, which represents the first quarter of 2011, reflected continued strength in the core markets for our products. Total order volume for the first quarter of 2011 was $64.1 million, compared to $54.2 million for the fourth quarter of 2010, which ended April 3, 2010. The sequential increase in orders was driven by the receipt of the first significant orders from memory repair customers since the beginning of the economic downturn, and continued strong orders in our Interconnect/Micro-machining Group (IMG).

Orders for our Semiconductor Group (SG) products increased significantly in the first quarter of 2011 compared to the prior quarter as our memory repair customers began adding capacity of memory repair tools. We also had strong orders in our LED and LCD markets, reflecting continued demand for LED-backlit displays and consumer products and driven by a large competitive win in China.

Orders for our Passive Component Group (PCG) products decreased approximately 30% compared to the orders in the prior quarter. The decrease was primarily due to a drop in orders from our MLCC manufacturing customers as they absorb the systems ordered in prior quarters. We continue to see high utilization of our test systems by most PCG customers.

Orders for our IMG products decreased approximately 10% compared to the prior quarter, driven largely by timing of service contracts for ongoing support, as renewals were concentrated at the beginning of the calendar year. System orders continue to be strong in both our micro-machining and flex circuit markets, as demand for small, portable electronic devices remains high.

Net sales of $58.5 million for the first quarter of 2011 decreased $1.1 million compared to $59.6 million for the prior quarter. The sequential decrease in net sales reflects lower IMG sales, following shipment of the large order received in the third quarter of 2010, largely offset by increased sales in many of our other key markets in the first quarter of 2011. Sales for our SG products increased $13.4 million as we were able to meet the near term capacity requirements of our memory repair customers. PCG sales increased $8.7 million due to significant prior quarter backlog as MLCC customers expand capacity. IMG sales decreased $23.2 million due to the shipment of a large order in the prior quarter.

Gross margin was 36.7% on net sales of $58.5 million for the first quarter of 2011 compared to 43.1% on net sales of $59.6 million for the prior quarter. The decrease in gross margin percentage was primarily due to an unfavorable shift in product mix towards lower-margin systems, and to a lesser extent, lower absorption of manufacturing costs due to increased sales of existing finished goods and demo inventory, especially in memory repair.

Net operating expenses of $23.1 million in the first quarter of 2011 decreased $0.2 million compared to the prior quarter. This decrease was primarily due to acquisition settlement proceeds of $0.9 million received in the first quarter of 2011 and a decrease of $0.4 million in depreciation expense, partially offset by a $1.2 million increase in share-based compensation expense. Share-based compensation expense increased primarily due to immediate vesting of annual board of director share grants and annual employee grants.

Operating loss was $1.6 million in the first quarter of 2011, a decrease of $4.0 million compared to operating income of $2.4 million in the prior quarter. The decrease was primarily due to lower gross profit.

The effective tax rate was 113.2% for the first quarter of 2011, resulting from an income tax benefit of $1.7 million, compared to an effective rate of 51.2% for the prior quarter that resulted from an income tax benefit of $0.7 million. The increase in the effective tax rate was primarily due to the tax effect resulting from the mix of U.S. and foreign earnings expected for fiscal 2011.

Net income for the first quarter of 2011 was $0.2 million compared to $2.1 million in the prior quarter due to the impact of the items discussed above.

Quarter Ended July 3, 2010 Compared to Quarter Ended June 27, 2009

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Jul 3, 2010	Jun 27, 2009
Net sales	100.0%	100.0%
Cost of sales	63.3	73.6

Gross margin	36.7	26.4
Selling, service and administration	22.0	53.0
Research, development and engineering	17.5	33.0
Merger termination proceeds, net	—	(20.0)

Operating loss	(2.8)	(39.6)
Interest and other income, net	0.1	1.5

Loss before income taxes	(2.7)	(38.1)
Benefit from income taxes	3.0	13.6

Net income (loss)	0.3%	(24.5)%

Net Sales

Net sales were $58.5 million for the first quarter of 2011, an increase of $35.9 million or 159% compared to net sales of $22.6 million for the first quarter of 2010. Revenue increased in each of our product groups, reflecting improved capacity utilization as customers recover from the global economic downturn.

The following table presents net sales information by product group:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 3, 2010		Jun 27, 2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$19,057	32.6%	$5,260	23.3%
Passive Component Group (PCG)	18,803	32.2	5,150	22.8
Interconnect/Micro-machining Group (IMG)	20,611	35.2	12,193	53.9

	$58,471	100.0%	$22,603	100.0%

SG sales in the quarter ended July 3, 2010 increased $13.8 million or 262% compared to the quarter ended June 27, 2009. The overall increase in sales was due to a rebound in memory markets and rapid growth in LED and LCD markets. Our memory repair customers placed orders in the first quarter of 2011 as they began to add capacity of memory repair tools.

PCG sales in the quarter ended July 3, 2010 increased $13.7 million or 265% compared to the quarter ended June 27, 2009. The increase was primarily due to customer capacity expansion along with increased tooling sales, a result of increased utilization levels of our MLCC customers’ existing systems.

IMG sales in the quarter ended July 3, 2010 increased $8.4 million or 69% compared to the quarter ended June 27, 2009. The increase was primarily driven by strong orders from flex-circuit customers, a result of increasing consumer demand for portable consumer electronics, and repeat orders from micro-machining customers due to increased consumer demand.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 3, 2010		Jun 27, 2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$50,785	86.9%	$16,087	71.1%
Americas	4,101	7.0	4,287	19.0
Europe	3,585	6.1	2,229	9.9

	$58,471	100.0%	$22,603	100.0%

Compared to the quarter ended June 27, 2009, net sales for the quarter ended July 3, 2010 increased $34.7 million or 216% in Asia, decreased $0.2 million or 4% in the Americas and increased $1.4 million or 61% in Europe. The increase in Asia was driven by increases in sales across all three product groups as utilization and capacity requirements of our Asian manufacturing customers increased. The decrease in the Americas was primarily driven by low levels of investment in manufacturing facilities in the Americas as many of our customers expand their capabilities in Asia. The increase in Europe primarily reflected an increase in sales in our IMG laser ablation markets compared to modest sales levels during the quarter ended June 27, 2009.

Gross Profit

The following table presents gross profit information:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 3, 2010		Jun 27, 2009
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$21,473	36.7%	$5,961	26.4%

Gross profit for the quarter ended July 3, 2010 was $21.5 million, an increase of $15.5 million compared to gross profit of $6.0 million for the quarter ended June 27, 2009. Gross profit as a percentage of net sales increased to 36.7% for the quarter ended July 3, 2010 from 26.4% for the quarter ended June 27, 2009. These increases were primarily related to higher revenue levels and increased production capacity utilization, partially offset by increased warranty costs associated with higher sales volumes.

Operating Expenses

The following table presents operating expense information:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 3, 2010		Jun 27, 2009
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$12,845	22.0%	$11,971	53.0%
Research, development and engineering	10,211	17.5	7,455	33.0
Merger termination proceeds, net	—	—	(4,516)	(20.0)

	$23,056	39.5%	$14,910	66.0%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses were $12.8 million for the first quarter ended July 3, 2010, an increase of $0.9 million compared to the quarter ended June 27, 2009. Excluding the impact of $0.9 million of acquisition settlement proceeds received during the first quarter of 2011, the increase was $1.8 million. This increase was primarily attributable to overall increases in business activity and improved operating results, resulting in higher compensation costs, including variable-pay and share-based compensation. In addition, we had initiated several temporary cost reduction measures in fiscal years 2009 and 2010, including salary reductions which have since been restored.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $10.2 million for the quarter ended July 3, 2010, an increase of $2.8 million compared to the quarter ended June 27, 2009. This increase was primarily due to increased project expenses, selective increases in headcount, and compensation expense as a result of temporary pay reductions and other temporary cost actions enacted in fiscal years 2009 and 2010 which have since been restored.

Merger Termination Proceeds, net

Net merger termination proceeds for the quarter ended June 27, 2009 were $4.5 million, which represented the receipt of a $5.4 million merger termination fee offset by $0.9 million of merger transaction costs.

Non-operating Income and Expense

Interest and Other Income, net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, ARS valuation fees and other miscellaneous non-operating items. Net interest and other income was $0.1 million during the quarter ended July 3, 2010 compared to $0.3 million for the quarter ended June 27, 2009. The reduction was primarily due to unrealized market losses on assets held for our deferred compensation plan, and to a lesser extent, lower interest yields on our investments.

Income Taxes

The following table presents income tax information:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 3, 2010		Jun 27, 2009
	Income Tax Benefit	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Income tax benefit	$(1,726)	113.2%	$(3,077)	35.7%

The income tax benefit for the quarter ended July 3, 2010 was $1.7 million on pretax loss of $1.5 million, an effective tax rate of 113.2%. For the quarter ended June 27, 2009, the income tax benefit was $3.1 million on pretax loss of $8.6 million, an effective tax rate of 35.7%. The increase in the effective tax rate was primarily due to the tax effect resulting from the mix of U.S. and foreign earnings expected for fiscal 2011.

Our effective tax rate is subject to fluctuation based upon the mix of income and relative tax rates between jurisdictions, and the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns, the relationship of fixed deductions to overall changes in estimated and actual pretax income or loss and the tax jurisdictions where income or loss is generated. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a material effect on our financial position, expected cash flows or results of operations. We anticipate no significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapsed statutes of limitation.

Net Income (Loss)

The following table presents net income (loss) information:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 3, 2010		Jun 27, 2009
	Net Income	% of Net Sales	Net Loss	% of Net Sales
Net income (loss)	$201	0.3%	$(5,530)	(24.5)%

Net income for the quarter ended July 3, 2010 was $0.2 million, or $0.01 per basic and diluted share, compared to a net loss of $5.5 million, or $0.20 per basic and diluted share for the quarter ended June 27, 2009. The improvement was primarily due to improved gross profit on higher revenues in the first quarter of 2011 offsetting the impact of higher net operating expenses.

Financial Condition and Liquidity

At July 3, 2010, our principal sources of liquidity were cash and cash equivalents of $54.2 million, short-term investments of $114.9 million and accounts receivable of $33.5 million. We also held $10.8 million in restricted cash as collateral for commercial letters of credit. Our current ratio was 6.7 and we held no long-term debt. Working capital of $257.5 million was up slightly compared to the April 3, 2010 balance of $253.7 million.

On May 15, 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. During the quarter ended July 3, 2010, we did not repurchase any shares under this program. As of July 3, 2010, a total of 372,825 shares have been repurchased under this authorization for $5.3 million and an average price of $14.16 per share, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows. There is no fixed completion date for the repurchase program.

As of July 3, 2010, we held a total of $13.7 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. These securities were recorded at an estimated fair value of $4.6 million as of July 3, 2010. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities.

We currently continue to receive all interest payments on our ARS when due, but have not received dividend payments on our preferred stock since the third quarter of 2010. We cannot predict if or when our remaining ARS will become liquid or dividend payments on our preferred stock will resume.

Sources and Uses of Cash

Net cash flows provided by operating activities totaled $14.8 million for the quarter ended July 3, 2010 due to net income of $0.2 million, non-cash items totaling $3.1 million and $11.5 million from net reductions within working capital. The primary sources of cash from working capital reductions consisted of $5.5 million from decreases in trade receivables, $3.9 million from net decreases in inventories, and $3.8 million from increases in accounts payable and accrued liabilities, partially offset by decreases in deferred revenue of $2.7 million.

For the quarter ended July 3, 2010, net cash used in investing activities of $0.2 million was due to the purchase of securities of $81.3 million, purchases of property, plant and equipment of $1.3 million, and increases in other assets of $0.2 million, partially offset by $82.6 million in proceeds from maturities of securities. Net cash provided by financing activities of $0.1 million was primarily due to excess tax benefit on share-based compensation, partially offset by net cash used in stock plan activity.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations, share repurchase program and contractual obligations for at least the next twelve months.

Critical Accounting Policies and Estimates

We reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended April 3, 2010.

Contractual Obligations

There have been no significant changes in our contractual obligations subsequent to those reported in our 2010 Annual Report on Form 10-K for the year ended on April 3, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our 2010 Annual Report on Form 10-K for the year ended April 3, 2010. The information regarding liquidity of auction rate securities under the heading “Financial Condition and Liquidity” in Item 2 of Part I of this report is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All Ring Patent Infringement Prosecution

Our proceedings against All Ring Tech Co., Ltd. (All Ring) in Taiwan for alleged patent infringement are ongoing. As part of these proceedings, the Court issued orders restricting the use of some of All Ring’s assets. Pursuant to these orders, we were required to post security bonds with the Court. In July 2009 and September of 2009, we established letters of credit as a substitution for the security bonds and received back a total of $9.1 million from the Court. The letters of credit are collateralized by a total of $10.8 million of restricted cash, which is included on the Condensed Consolidated Balance Sheet at July 3, 2010 as a current asset. See our 2010 Annual Report on Form 10-K for the year ended April 3, 2010 for further background related to these proceedings.

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

Our business is highly competitive and one factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. For example, at July 3, 2010, we had $69.9 million of inventory reflected on our Condensed Consolidated Balance Sheet, much of which we purchased or committed to purchase prior to the time the severity of the recent economic downturn became apparent. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory which may not be usable under the new strategy, which may also result in material accounting charges. For example, during fiscal 2009, we wrote-off $4.1 million of material from a research, development and engineering program due to a change in our product development strategy.

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

Furthermore, the accounting for an acquisition could result in significant charges resulting from amortization of intangible assets we acquire. Our inability to effectively manage these risks could result in our inability to realize the anticipated benefits of an acquisition on a timely basis, or at all, and materially and adversely affect our business, financial condition and results of operations. In addition, all acquisition transaction costs must be expensed as incurred rather than capitalized, which may have a material adverse effect on our results of operations.

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

We are implementing our globalization strategy, and if we do not effectively implement a globalization plan or if we decide to change our strategy, our operating results could be negatively impacted.

We are implementing our globalization strategy in which we are moving certain operational resources and capabilities to different countries in Asia to reduce costs and to be closer to our customers. We believe this implementation will reduce our manufacturing costs for certain products, enhance customer relationships and improve our responsiveness. We are currently implementing the first major phase of this strategy, having opened a larger manufacturing facility in Singapore in the fourth quarter of 2010 for certain IMG and PCG products.

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

International shipments accounted for 90% of net sales in 2010, with 83% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including a Singapore manufacturing facility, research and development facilities in Taiwan and China, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

•	periodic local or geographic economic downturns and unstable political conditions;

•	price and currency exchange controls;

•	fluctuation in the relative values of currencies;

•	difficulty in repatriating money, whether as a result of tax laws or otherwise;

•	difficulties protecting intellectual property;

•	compliance with labor laws and other laws governing employees;

•	local labor disputes;

•	shipping delays and disruptions;

•	increases in shipping costs, caused by increased fuel costs or otherwise, which we may not be able to pass on to our customers;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; and

•	difficulties in managing a global enterprise, including staffing, collecting accounts receivable, managing suppliers, distributors and representatives, and repatriating earnings.

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

Furthermore, we are periodically under audits by United States and foreign tax authorities. We may have exposure to additional tax liabilities as a result of these audits. Significant judgment is required in determining our provision for income and other tax liabilities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and the impact of changes in tax laws or the interpretation of tax laws could result in material differences from what is reflected in historical income tax accruals. If additional taxes are assessed as a result of an examination, a material effect on our financial results, tax positions or cash flows could occur in the period or periods in which the determination is made.

No significant market currently exists for the auction rate securities we hold and we may not be able to liquidate them at the current valuation, if at all, and we may recognize impairment charges if their estimated fair values decline.

As of July 3, 2010, we held a total of $13.7 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. These securities were recorded at an estimated fair value of $4.6 million as of July 3, 2010. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. As a result of disruptions experienced in the global credit and capital markets, the auctions that previously provided liquidity for the ARS began to fail during the second fiscal quarter of 2008.

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

We held $7.8 million in definite-lived acquired intangible assets at July 3, 2010. We review these intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. If such an adverse event occurred and had the effect of changing one of the critical assumptions or estimates related to the fair value of our intangible assets, an impairment charge could result. For example, during fiscal 2009, as a result of a decrease in our market capitalization, we recorded a goodwill impairment charge of $17.4 million to write off all existing goodwill. Any such impairment charges may have a material negative impact on our financial condition and operating results.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including new Securities and Exchange Commission (SEC) regulations, new NASDAQ Stock Market rules and new accounting requirements have the potential to create uncertainty and result in additional governance and disclosure complexities for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other current and future standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

Item 6. Exhibits

This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on June 15, 2010.

3.2	2009 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 19, 2009 (the “May 19 8-K”).

4.1	Rights Agreement, dated as of May 18, 2009, between Electro Scientific Industries, Inc. and Mellon Investor Services. Incorporated by reference to Exhibit 4.1 of the May 19 8-K.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2010	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)