Form 10-Q
period 2010-10-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2010-11-05
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

The number of shares outstanding of the Registrant’s Common Stock at November 3, 2010 was 28,075,627 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) - at October 2, 2010 and April 3, 2010	1

	Condensed Consolidated Statements of Operations (Unaudited) - for the fiscal quarter and two fiscal quarters ended October 2, 2010 and September 26, 2009	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the two fiscal quarters ended October 2, 2010 and September 26, 2009	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	30

SIGNATURES		31

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Oct 2, 2010	Apr 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$40,420	$39,335
Restricted cash	10,769	10,824
Short-term investments	118,628	116,140

Total cash, restricted cash and investments	169,817	166,299

Trade receivables, net of allowances of $556 and $697	46,388	38,061
Inventories	73,064	72,090
Shipped systems pending acceptance	6,285	4,106
Deferred income taxes, net	7,499	7,232
Other current assets	8,350	8,677

Total current assets	311,403	296,465

Non-current assets:
Auction rate securities	5,215	5,021
Property, plant and equipment, net of accumulated depreciation of $89,010 and $84,422	39,575	40,590
Non-current deferred income taxes, net	32,909	31,079
Goodwill	4,014	—
Acquired intangible assets, net	10,895	8,255
Other assets	13,340	13,008

Total assets	$417,351	$394,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,440	$14,607
Accrued liabilities	22,683	14,937
Deferred revenue	16,373	13,193

Total current liabilities	59,496	42,737

Non-current liabilities:
Income taxes payable	9,260	9,019

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized;
28,072 and 27,665 issued and outstanding	147,785	142,369
Retained earnings	199,076	199,486
Accumulated other comprehensive income related to auction rate securities	1,495	1,301
Accumulated other comprehensive income (loss), other	239	(494)

Total shareholders’ equity	348,595	342,662

Total liabilities and shareholders’ equity	$417,351	$394,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Oct 2, 2010	Sep 26, 2009	Oct 2, 2010	Sep 26, 2009
Net sales	$59,554	$27,638	$118,025	$50,241
Cost of sales	33,553	18,212	70,551	34,854

Gross profit	26,001	9,426	47,474	15,387

Operating expenses:
Selling, service and administration	15,046	11,355	27,891	23,326
Research, development and engineering	10,217	7,441	20,428	14,896
Merger termination proceeds, net	—	—	—	(4,516)

Net operating expenses	25,263	18,796	48,319	33,706

Operating income (loss)	738	(9,370)	(845)	(18,319)

Non-operating income:
Interest and other income, net	187	357	245	699

Total non-operating income	187	357	245	699

Income (loss) before income taxes	925	(9,013)	(600)	(17,620)
Provision for (benefit from) income taxes	1,536	(2,893)	(190)	(5,970)

Net loss	$(611)	$(6,120)	$(410)	$(11,650)

Net loss per share – basic and diluted	$(0.02)	$(0.22)	$(0.01)	$(0.43)

Weighted average number of shares – basic and diluted	28,010	27,356	27,901	27,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Two fiscal quarters ended
(In thousands)	Oct 2, 2010	Sep 26, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(410)	$(11,650)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,127	4,987
Amortization of acquired intangible assets	1,011	1,089
Share-based compensation expense	5,197	4,455
Recovery of doubtful accounts	(150)	—
Loss on disposal of property, plant and equipment	72	8
Deferred income taxes	(2,285)	(6,894)
Changes in operating accounts:
Increase in trade receivables, net	(7,594)	(2,673)
(Increase) decrease in inventories	(1,691)	9,174
Increase in shipped systems pending acceptance	(2,179)	(1,804)
Decrease (increase) in other current assets	644	(466)
Increase in accounts payable and accrued liabilities	12,088	446
Increase in deferred revenue	3,062	1,239

Net cash provided by (used in) operating activities	12,892	(2,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(162,541)	(117,720)
Proceeds from sales and maturities of investments	160,072	53,340
Cash paid to acquire the assets of PyroPhotonics Lasers, Inc.	(8,075)	—
Purchase of property, plant and equipment	(2,621)	(1,115)
Decrease (increase) in restricted cash	55	(2,400)
(Increase) decrease in other assets	(8)	894
Minority equity investment	—	(193)

Net cash used in investing activities	(13,118)	(67,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock plan activity, net	219	439
Share repurchases	—	(555)

Net cash provided by (used in) financing activities	219	(116)
Effect of exchange rate changes on cash	1,092	1,152

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,085	(68,247)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,335	153,538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,420	$85,291

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(1,050)	$(1,220)
Income tax refunds received	$692	$541

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowance for doubtful accounts; share-based compensation; income taxes including the valuation of deferred tax assets; fair value measurements; valuation of cost method equity investments; valuation of goodwill; and valuation of long-lived assets.

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

2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended October 2, 2010 that are of significance to the Company.

3. Restricted Cash

As of October 2, 2010, the Company had restricted cash of $10.8 million, which collateralizes commercial letters of credit substituted for the cash bond previously held by the Kaohsiung District Court of Taiwan. See Note 18 “Legal Proceedings” for further discussion.

4. Fair Value Measurements

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of October 2, 2010 and April 3, 2010 was as follows (in thousands):

October 2, 2010	Level 1	Level 2	Level 3	Total
Money market securities	$5,261	$—	$—	$5,261
Government agencies	—	89,730	—	89,730
Commercial paper	—	35,811	—	35,811
Forward purchase or (sale) contracts:
Japanese Yen	—	(243)	—	(243)
Korean Won	—	78	—	78
Euro	—	(44)	—	(44)
British Pound	—	61	—	61
Auction rate securities	—	—	5,215	5,215
Preferred stock	—	—	—	—

April 3, 2010	Level 1	Level 2	Level 3	Total
Money market securities	$4,244	$—	$—	$4,244
Government agencies	—	73,130	—	73,130
Commercial paper	—	41,992	—	41,992
U.S. treasuries	—	17,089	—	17,089
Forward purchase or (sale) contracts:
Japanese Yen	—	165	—	165
Taiwan Dollar	—	(10)	—	(10)
Korean Won	—	15	—	15
Euro	—	6	—	6
British Pound	—	5	—	5
Auction rate securities	—	—	5,021	5,021
Preferred stock	—	—	—	—

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at October 1, 2010 and April 2, 2010 were utilized to calculate fair values.

The Level 3 assets consisted of auction rate securities and preferred stock acquired through the conversion of certain auction rate securities (ARS). As none of the Company’s ARS have traded through the auction process and few market transactions have been observed for these securities, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, ratings of and financial claims on the bond insurers and issuers; and (vi) the underlying trust assets of the securities.

As of October 2, 2010, the Company held ARS with a total estimated fair value of $5.2 million. These ARS consisted of $13.7 million par value auction rate securities and $4.0 million par value auction rate securities which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. These securities previously provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. As a result of the liquidity issues experienced in the global credit and capital markets, the Company’s ARS began to experience failed auctions during fiscal 2008. Since that time, none of the Company’s ARS have traded through the auction process, few market transactions for these securities have been observed, and the credit quality of the counterparties has deteriorated.

As of October 2, 2010, the estimated fair value of the Company’s ARS of $5.2 million included $1.5 million of total net unrealized gains. These unrealized gains have been recorded in accumulated other comprehensive income. The Company’s ARS are classified as non-current assets on the Condensed Consolidated Balance Sheet at October 2, 2010, consistent with the classification at April 3, 2010.

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

The following table illustrates Level 3 activity from July 3, 2010 to October 2, 2010 (in thousands):

	Auction Rate Securities	Preferred Stock	Total
Fair Value, July 3, 2010	$4,630	$—	$4,630

Adjustment to accumulated other comprehensive income:
Unrealized gains	585	—	585
Purchases, issuances and settlements	—	—	—
Transfers into (out of) Level 3	—	—	—

Fair Value, October 2, 2010	$5,215	$—	$5,215

As of October 2, 2010, the Company had $6.0 million invested in Series D Preferred Stock and $2.2 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of October 2, 2010 and April 3, 2010, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 9 “Other Assets”, the full carrying value of $8.2 million was included in Other assets on the Condensed Consolidated Balance Sheets at October 2, 2010 and April 3, 2010, respectively.

Investments

Certain information regarding the Company’s investments at October 2, 2010 and April 3, 2010 was as follows (in thousands):

October 2, 2010		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$89,709	$21	$—	$89,730
Commercial paper	35,809	2	—	35,811

	$125,518	$23	$—	$125,541

Available-for-sale securities (non-current):
Auction rate securities	$13,700	$1,495	$(9,980)	$5,215
Preferred stock	4,000	—	(4,000)	—

	$17,700	$1,495	$(13,980)	$5,215

April 3, 2010		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$73,141	$—	$(11)	$73,130
Commercial paper	41,992	—	—	41,992
U.S. treasuries	17,088	1	—	17,089

	$132,221	$1	$(11)	$132,211

Available-for-sale securities (non-current):
Auction rate securities	$13,700	$1,301	$(9,980)	$5,021
Preferred stock	4,000	—	(4,000)	—

	$17,700	$1,301	$(13,980)	$5,021

The Company had no sales of available-for-sale securities in the second quarter of 2011. During the second quarter of 2010, the Company sold $2.0 million of available-for-sale securities, resulting in an immaterial net gain. For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income were insignificant as of October 2, 2010 and April 3, 2010.

Underlying maturities of investments at October 2, 2010 were $125.5 million within one year and $5.2 million beyond ten years.

5. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Oct 2, 2010	Apr 3, 2010
Raw materials and purchased parts	$48,723	$47,636
Work-in-process	16,335	10,731
Finished goods	8,006	13,723

	$73,064	$72,090

6. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Oct 2, 2010	Apr 3, 2010
Prepaid expenses	$4,110	$4,286
Income tax refund receivable	2,931	3,017
Value added tax receivable	1,289	1,179
Other	20	195

	$8,350	$8,677

7. Business Acquisitions

In September 2010, the Company acquired the assets of PyroPhotonics Lasers, Inc. (PyroPhotonics), a manufacturer of tailored-pulse fiber lasers, for approximately $8.1 million in cash. As a result of the acquisition, the Company recorded $3.6 million of identifiable intangible assets and $4.0 million of goodwill. The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. The acquisition is not significant, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position. Accordingly, pro forma financial statements of the combined entities are not presented.

8. Acquired Intangible Assets

Acquired intangible assets as of October 2, 2010 and April 3, 2010 consisted of the following:

(In thousands, except years)	Weighted- Average Useful Life (In years)	Oct 2, 2010	Apr 3, 2010
Developed technology	7	$8,100	$8,100
Patents	12.7	3,388	2,978
In-process research and development	Indefinite	3,204	—
Customer relationships	6	2,700	2,700
Customer backlog	1	700	700
Trade name and trademarks	3	400	400
Fair value of below-market lease (non-current portion)	3.8	311	311
Change of control agreements	1	100	100

		18,903	15,289
Less accumulated amortization		(8,008)	(7,034)

Total non-current acquired intangible assets		10,895	8,255

Fair value of below-market lease (current portion)		110	110
Less accumulated amortization		(37)	—

Total acquired intangible assets		$10,968	$8,365

Amortization expense for acquired intangible assets has been recorded in the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 2, 2010	Sep 26, 2009	Oct 2, 2010	Sep 26, 2009
Cost of sales	289	289	$578	$578
Selling, service and administration	139	197	328	419
Research, development and engineering	52	51	105	92

Total	$480	$537	$1,011	$1,089

The estimated amortization expense for intangible assets for the current year, including amounts amortized year to date, and in future years is as follows (in thousands):

Year	Amortization
2011	$1,962
2012	1,716
2013	1,557
2014	1,429
2015	589
Thereafter	1,522

$8,775

9. Other Assets

Other assets consisted of the following:

(In thousands)	Oct 2, 2010	Apr 3, 2010
Minority equity investment	$8,184	$8,184
Consignment and demo equipment, net	4,243	3,957
Other	913	867

	$13,340	$13,008

10. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Oct 2, 2010	Apr 3, 2010
Payroll-related liabilities	$7,343	$5,727
Product warranty accrual	4,111	2,576
Income taxes payable	2,364	801
Purchase order commitments and receipts	1,932	1,352
Pension benefit liabilities	1,751	1,415
Customer deposits	1,707	1,020
Professional fees payable	1,658	1,327
Other	1,817	719

	$22,683	$14,937

11. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 2, 2010	Sep 26, 2009	Oct 2, 2010	Sep 26, 2009
Product warranty accrual, beginning	$3,709	$1,284	$2,576	$2,057
Warranty charges incurred, net	(1,584)	(971)	(2,783)	(2,661)
Provision for warranty charges	1,986	807	4,318	1,724

Product warranty accrual, ending	$4,111	$1,120	$4,111	$1,120

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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 2, 2010	Sep 26, 2009	Oct 2, 2010	Sep 26, 2009
Deferred revenue, beginning	$10,591	$11,776	$13,193	$11,251
Revenue deferred	11,890	7,057	19,504	12,717
Revenue recognized	(6,108)	(6,343)	(16,324)	(11,478)

Deferred revenue, ending	$16,373	$12,490	$16,373	$12,490

13. Share-Based Compensation

Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 2, 2010	Sep 26, 2009	Oct 2, 2010	Sep 26, 2009
Cost of sales	$294	$350	$576	$565
Selling, service and administration	1,638	1,460	3,862	3,238
Research, development and engineering	399	337	776	651

Total share-based compensation expense	$2,331	$2,147	$5,214	$4,454

There were no additional share-based compensation grants during the quarter ended October 2, 2010.

14. Earnings Per Share

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

Awards of options, stock-settled stock appreciation rights (SOSARs), unvested restricted stock units (RSUs) and shares associated with the Company’s Employee Stock Purchase Plan (ESPP) representing an additional 4.9 million and 4.6 million shares of stock for the quarters ended October 2, 2010 and September 26, 2009, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive. For the two quarters ended October 2, 2010 and September 26, 2009, awards of options, SOSARs, unvested RSUs and ESPP shares representing an additional 4.8 million and 4.5 million shares, respectively, were excluded from the calculation of diluted net earnings per share as their effect would have been antidilutive.

15. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 2, 2010	Sep 26, 2009	Oct 2, 2010	Sep 26, 2009
Net loss	$(611)	$(6,120)	$(410)	$(11,650)
Foreign currency translation adjustment	602	349	707	1,140
Net unrealized gain on auction rate securities	585	1,421	194	2,548
Net unrealized gain on current available for sale securities	2	6	21	1
Other comprehensive income	3	1	5	2

Other comprehensive income (loss)	$581	$(4,343)	$517	$(7,959)

16. Share Repurchase Program

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

The Company did not repurchase any shares under this program during the two quarters ended October 2, 2010. As of October 2, 2010, a total of 372,825 shares have been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Any cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.

17. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 2, 2010	Sep 26, 2009	Oct 2, 2010	Sep 26, 2009
Semiconductor Group (SG)	$13,160	$7,714	$32,217	$12,974
Components Group (CG)	13,304	6,098	32,107	11,248
Interconnect/Micro-machining Group (IMG)	33,090	13,826	53,701	26,019

	$59,554	$27,638	$118,025	$50,241

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 2, 2010	Sep 26, 2009	Oct 2, 2010	Sep 26, 2009
Asia	$54,099	$22,565	$104,884	$38,652
Americas	3,529	2,917	7,630	7,204
Europe	1,926	2,156	5,511	4,385

	$59,554	$27,638	$118,025	$50,241

18. Legal Proceedings

All Ring Patent Infringement Prosecution

The Company’s proceedings against All Ring Tech Co., Ltd. (All Ring) in Taiwan for alleged patent infringement are ongoing. As part of these proceedings, the Company was required to post security bonds with the Kaohsiung District Court of Taiwan (Court). In July 2009 and September of 2009, the Company established letters of credit as a substitution for the security bonds and received back a total of $9.1 million from the Court. The letters of credit are collateralized by a total of $10.8 million of restricted cash, which is included on the Condensed Consolidated Balance Sheet at October 2, 2010 as a current asset. See the Company’s 2010 Annual Report on Form 10-K for the year ended April 3, 2010 for further background related to these proceedings.

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

Overview of Business

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global semiconductor and micro-electronics markets, including advanced laser systems that are used to micro-engineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, electronic interconnect devices, passive components, light-emitting diodes (LEDs), or other components used in a wide variety of end products in the computer, consumer electronics, communications and other industries. Our equipment enables these manufacturers to implement device features or achieve yield and productivity gains in their manufacturing processes that can be critical to their profitability. ESI was founded in 1944 and is headquartered in Portland, Oregon, with subsidiaries in the United States, Europe, Asia and Canada.

Our advanced laser micro-engineering systems allow semiconductor and micro-electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields. Laser micro-engineering comprises a set of precise micron-level processes, including advanced micro-machining, wafer scribing and dicing, semiconductor memory-link cutting, semiconductor device trimming, material ablation, via drilling and nano-level structuring to alter material characteristics. These processes require application-specific laser systems able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance for semiconductor devices, high-density interconnect (HDI) circuits, flexible interconnect material, advanced semiconductor packaging, LEDs, flat panel liquid crystal displays (LCDs) and other components.

Additionally, we produce high-capacity test and optical inspection equipment that is critical to the quality control process during the production of multi-layer ceramic capacitors (MLCCs). Our equipment ensures that each MLCC meets both the electrical and physical tolerances required to perform properly.

Summary of Sequential Quarterly Results

The financial results of the fiscal quarter ended October 2, 2010, which represents the second quarter of 2011, reflected continued strength in most markets for our products. Total orders were $70.2 million, compared to $64.1 million for the first quarter of 2011, which ended July 3, 2010. The sequential increase in orders was driven primarily by increased orders from memory repair customers for our Semiconductor Group (SG) products while order levels remained strong in our Interconnect/Micro-machining Group (IMG).

Orders for our SG products increased approximately 15% in the second quarter of 2011 compared to the prior quarter driven primarily by a large order for our latest memory repair system, and smaller orders from other customers adding capacity to existing factories.

Orders for our Components Group (CG) products decreased approximately 15% compared to the orders in the prior quarter. The decrease was primarily due to a drop in orders from our MLCC manufacturing customers as they absorb the systems ordered in prior quarters. We continue to see high utilization of our test systems by most CG customers.

Orders for our IMG products increased approximately 15% compared to the prior quarter, driven by record orders from flex circuit customers as they continue to add capacity to support global demand for mobile electronics. System orders continued to be strong for micro-machining, with new application orders for our recently released 5330HS and 5900HS system models.

Net sales of $59.6 million for the second quarter of 2011 increased $1.1 million compared to $58.5 million for the prior quarter. IMG sales increased $12.5 million due to an increase in sales in our flex interconnect business. Sales for our SG products decreased $5.9 million despite higher orders due to timing of shipments. CG sales decreased $5.5 million as customers absorb capacity expansion from prior quarter deliveries.

Gross margin was 43.7% on net sales of $59.6 million for the second quarter of 2011 compared to 36.7% on net sales of $58.5 million for the prior quarter. The increase in gross margin percentage was primarily due to favorable shifts in mix towards newer products within our business groups and favorable impact on absorption of higher production levels. In the prior quarter, we experienced lower absorption of manufacturing costs due to increased sales of existing finished goods and demo inventory, especially in memory repair.

Net operating expenses of $25.3 million in the second quarter of 2011 increased $2.2 million compared to the prior quarter. Excluding acquisition settlement proceeds of $0.9 million received in the first quarter of 2011, the increase was $1.3 million. This increase was primarily due to variable expenses associated with higher business volume and profitability, the impact of annual salary increases and expenses related to the acquisition of PyroPhotonics Lasers, Inc., partially offset by lower share-based compensation expense.

Operating income was $0.7 million in the second quarter of 2011, an improvement of $2.3 million compared to operating loss of $1.6 million in the prior quarter. The improvement was primarily due to better gross margins, partially offset by higher operating expenses.

The effective tax rate was 166.1% for the second quarter of 2011, resulting from an income tax expense of $1.5 million, compared to an effective rate of 113.2% for the prior quarter that resulted from an income tax benefit of $1.7 million. The increase in tax expense was primarily due to the timing of income between quarters and an increase in the expected level of annual income. Our year-to-date tax rate for the first two quarters of fiscal 2011 was 31.7% compared to 33.9% for the first two quarters of fiscal 2010.

Net loss for the second quarter of 2011 was $0.6 million compared to net income of $0.2 million in the prior quarter, resulting from the $1.5 million tax expense applied to income before taxes of $0.9 million.

Quarter Ended October 2, 2010 Compared to Quarter Ended September 26, 2009

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Oct 2, 2010	Sep 26, 2009
Net sales	100.0%	100.0%
Cost of sales	56.3	65.9

Gross margin	43.7	34.1
Selling, service and administration	25.2	41.1
Research, development and engineering	17.2	26.9

Operating income (loss)	1.3	(33.9)
Interest and other income, net	0.3	1.3

Income (loss) before income taxes	1.6	(32.6)
Provision (benefit) from income taxes	2.6	(10.5)

Net loss	(1.0)%	(22.1)%

Net Sales

Net sales were $59.6 million for the second quarter of 2011, an increase of $31.9 million or 115% compared to net sales of $27.6 million for the second quarter of 2010. Revenue increased in each of our product groups, reflecting increased capacity needs as customers continue to recover from the global economic downturn.

The following table presents net sales information by product group:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$13,160	22.1%	$7,714	27.9%
Components Group (CG)	13,304	22.3	6,098	22.1
Interconnect/Micro-machining Group (IMG)	33,090	55.6	13,826	50.0

	$59,554	100.0%	$27,638	100.0%

SG sales in the quarter ended October 2, 2010 increased $5.5 million or 71% compared to the quarter ended September 26, 2009. The overall increase in sales was due to a rebound in memory markets and continued growth in LED and LCD markets.

CG sales in the quarter ended October 2, 2010 increased $7.2 million or 118% compared to the quarter ended September 26, 2009. The increase was primarily due to customer capacity expansion along with increased tooling sales, a result of improved utilization levels of our MLCC customers’ existing systems, in turn driven by increasing demand for consumer electronics.

IMG sales in the quarter ended October 2, 2010 increased $19.3 million or 139% compared to the quarter ended September 26, 2009. The increase was primarily driven by a significant increase in micro-machining systems shipped in the quarter to support strong demand for portable consumer electronics. Strong sales to our flex circuit customers were comparable with sales levels during the quarter ended September 26, 2009.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$54,099	90.9%	$22,565	81.6%
Americas	3,529	5.9	2,917	10.6
Europe	1,926	3.2	2,156	7.8

	$59,554	100.0%	$27,638	100.0%

Compared to the quarter ended September 26, 2009, net sales for the quarter ended October 2, 2010 increased $31.5 million or 140% in Asia and $0.6 million or 21% in the Americas and decreased $0.2 million or 11% in Europe. The majority of our systems are sold into Asia as our customers’ manufacturing facilities primarily reside in that region.

Gross Profit

The following table presents gross profit information:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$26,001	43.7%	$9,426	34.1%

Gross profit for the quarter ended October 2, 2010 was $26.0 million, an increase of $16.6 million compared to gross profit of $9.4 million for the quarter ended September 26, 2009. Gross profit as a percentage of net sales increased to 43.7% for the quarter ended October 2, 2010 from 34.1% for the quarter ended September 26, 2009. These increases were primarily related to higher revenue levels and increased production capacity utilization.

Operating Expenses

The following table presents operating expense information:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$15,046	25.2%	$11,355	41.1%
Research, development and engineering	10,217	17.2	7,441	26.9

	$25,263	42.4%	$18,796	68.0%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses were $15.0 million for the quarter ended October 2, 2010, an increase of $3.7 million compared to the quarter ended September 26, 2009. This increase was primarily attributable to overall increases in business activity and improved operating results, resulting in increased headcount and higher compensation costs. In addition, various temporary cost reduction measures were in place in fiscal year 2010, including salary reductions, which have since been restored.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $10.2 million for the quarter ended October 2, 2010, an increase of $2.8 million compared to the quarter ended September 26, 2009. This increase was primarily due to increased project expenses, headcount and compensation expense, including the restoration of higher levels of pay.

Non-operating Income and Expense

Interest and Other Income, net

Interest and other income, net, consists primarily of interest income, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, ARS valuation fees and other miscellaneous non-operating items. Net interest and other income was $0.2 million during the quarter ended October 2, 2010 compared to $0.4 million for the quarter ended September 26, 2009.

Income Taxes

The following table presents income tax information:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Income tax provision (benefit)	$1,536	166.1%	$(2,893)	32.1%

The income tax provision for the quarter ended October 2, 2010 was $1.5 million on pretax income of $0.9 million, an effective tax rate of 166.1%. For the quarter ended September 26, 2009, the income tax benefit was $2.9 million on pretax loss of $9.0 million, an effective tax rate of 32.1%. The increase in tax expense was primarily due to higher estimated annual earnings and the impact of the timing of income between quarters. Looking forward, we expect that our tax expense will return to normalized levels of approximately 30%.

Our effective tax rate is subject to fluctuation based upon the mix of income and relative tax rates between jurisdictions, and the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns, the relationship of fixed deductions to overall changes in estimated and actual pretax income or loss and the tax jurisdictions where income or loss is generated. Additionally, our effective tax rate varies widely as income before taxes fluctuates around breakeven points. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a material effect on our financial position, expected cash flows or results of operations. We anticipate no significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapsed statutes of limitation.

Net Loss

The following table presents net loss information:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Net loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(611)	(1.0)%	$(6,120)	(22.1)%

Net loss for the quarter ended October 2, 2010 was $0.6 million, or $0.02 per basic share, compared to a net loss of $6.1 million, or $0.22 per basic share for the quarter ended September 26, 2009. The improvement was primarily due to improved gross profit on higher revenues in the second quarter of 2011 offsetting the impact of higher net operating expenses.

Two Quarters Ended October 2, 2010 Compared to Two Quarters Ended September 26, 2009

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Two fiscal quarters ended
	Oct 2, 2010	Sep 26, 2009
Net sales	100.0%	100.0%
Cost of sales	59.8	69.4

Gross margin	40.2	30.6
Selling, service and administration	23.6	46.5
Research, development and engineering	17.3	29.6
Merger termination proceeds, net	—	(9.0)

Operating loss	(0.7)	(36.5)
Interest and other income, net	0.2	1.4

Loss before income taxes	(0.5)	(35.1)
Benefit from income taxes	(0.2)	(11.9)

Net loss	(0.3)%	(23.2)%

Net Sales

Net sales were $118.0 million for the first two quarters of 2011, an increase of $67.8 million or 135% compared to net sales of $50.2 million for the first two quarters of 2010. Revenue increased in each of our product groups, reflecting improved capacity utilization as customers continue to recover from the global economic downturn and a return in demand levels for consumer electronics.

The following table presents net sales information by product group:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$32,217	27.3%	$12,974	25.8%
Components Group (CG)	32,107	27.2	11,248	22.4
Interconnect/Micro-machining Group (IMG)	53,701	45.5	26,019	51.8

	$118,025	100.0%	$50,241	100.0%

SG sales in the two quarters ended October 2, 2010 increased $19.2 million or 148% compared to the two quarters ended September 26, 2009. The overall increase in sales was due to improvement in memory markets as customers begin to add capacity of memory repair tools in response to higher demand for DRAM memory. In addition, we have seen growth among LED-scribing and flat panel repair customers as the LED and LCD markets grow.

CG sales in the two quarters ended October 2, 2010 increased $20.9 million or 185% compared to the two quarters ended September 26, 2009. The increase was primarily due to customer capacity expansion and increased tooling sales as a result of increased utilization levels of our MLCC customers’ existing systems, in turn driven by increasing demand for consumer electronics.

IMG sales in the two quarters ended October 2, 2010 increased $27.7 million or 106% compared to the two quarters ended September 26, 2009. The increase was primarily driven by strong orders from flex-circuit and micro-machining customers, a result of increasing consumer demand for portable consumer electronics.

The following table presents net sales information by geographic region:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$104,884	88.8%	$38,652	76.9%
Americas	7,630	6.5	7,204	14.4
Europe	5,511	4.7	4,385	8.7

	$118,025	100.0%	$50,241	100.0%

Net sales for the two quarters ended October 2, 2010 increased across all geographic regions: $66.2 million or 171% in Asia, $0.4 million or 6% in the Americas and $1.1 million or 26% in Europe, compared to the two quarters ended September 26, 2009. The majority of our systems are sold into Asia as our customers’ manufacturing facilities primarily reside in that region.

Gross Profit

The following table presents gross profit information:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$47,474	40.2%	$15,387	30.6%

Gross profit for the two quarters ended October 2, 2010 was $47.5 million, an increase of $32.1 million compared to gross profit of $15.4 million for the two quarters ended September 26, 2009. Gross profit as a percentage of net sales increased to 40.2% for the two quarters ended October 2, 2010 from 30.6% for the two quarters ended September 26, 2009. These increases were primarily related to higher revenue levels and increased production capacity utilization.

Operating Expenses

The following table presents operating expense information:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$27,891	23.6%	$23,326	46.5%
Research, development and engineering	20,428	17.3	14,896	29.6
Merger termination proceeds, net	—	—	(4,516)	(9.0)

	$48,319	40.9%	$33,706	67.1%

Selling, Service and Administration

SS&A expenses were $27.9 million for the two quarters ended October 2, 2010, an increase of $4.6 million compared to the two quarters ended September 26, 2009. This increase was primarily attributable to overall increases in business activity and improved operating results, resulting in increased headcount and higher compensation costs. In addition, various temporary cost reduction measures were in place in fiscal year 2010, including salary reductions, which have since been restored. These costs were partially offset by acquisition settlement proceeds of $0.9 million included in the first quarter of fiscal 2011.

Research, Development and Engineering

RD&E expenses totaled $20.4 million for the two quarters ended October 2, 2010, an increase of $5.5 million compared to the two quarters ended September 26, 2009. This increase was primarily due to increased project expenses, headcount and compensation expense, impacted by the restoration of higher levels of pay.

Merger Termination Proceeds, net

Net merger termination proceeds for the two quarters ended September 26, 2009 were $4.5 million, which represented the receipt of a $5.4 million merger termination fee offset by $0.9 million of merger transaction costs.

Non-operating Income and Expense

Interest and Other Income, net

Net interest and other income was $0.2 million for the two quarters ended October 2, 2010 compared to $0.7 million for the two quarters ended September 26, 2009. The reduction was primarily due to unfavorable foreign currency impact and lower interest yields on our investments.

Income Taxes

The following table presents income tax information:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Income Tax Benefit	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Income tax benefit	$(190)	31.7%	$(5,970)	33.9%

The income tax benefit for the two quarters ended October 2, 2010 was $0.2 million on pretax loss of $0.6 million, an effective tax rate of 31.7%. For the two quarters ended September 26, 2009, the income tax benefit was $6.0 million on pretax loss of $17.6 million, an effective tax rate of 33.9%.

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

Net Loss

The following table presents net loss information:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 2, 2010		Sep 26, 2009
	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(410)	(0.3)%	$(11,650)	(23.2)%

Net loss for the two quarters ended October 2, 2010 was $0.4 million, or $0.01 per basic share, compared to a net loss of $11.7 million, or $0.43 per basic share for the two quarters ended September 26, 2009. The improvement was primarily due to improved gross profit on higher revenues in the first two quarters of 2011, offsetting the impact of higher net operating expenses.

Financial Condition and Liquidity

At October 2, 2010, our principal sources of liquidity were cash and cash equivalents of $40.4 million, short-term investments of $118.6 million and accounts receivable of $46.4 million. We also held $10.8 million in restricted cash as collateral for commercial letters of credit. Our current ratio was 5.2 and we held no long-term debt. Working capital of $251.9 million was down slightly compared to the April 3, 2010 balance of $253.7 million.

On May 15, 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during the two quarters ended October 2, 2010. As of October 2, 2010, a total of 372,825 shares have been repurchased under this authorization for $5.3 million and an average price of $14.16 per share, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows. There is no fixed completion date for the repurchase program.

As of October 2, 2010, we held a total of $13.7 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. These securities were recorded at an estimated fair value of $5.2 million as of October 2, 2010. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities.

We currently continue to receive all interest payments on our ARS when due, but have not received dividend payments on our preferred stock since the third quarter of 2010. We cannot predict if or when our remaining ARS will become liquid or dividend payments on our preferred stock will resume.

Sources and Uses of Cash for the Two Quarters Ended October 2, 2010

Net cash flows provided by operating activities totaled $12.9 million for the two quarters ended October 2, 2010 due to $8.6 million from non-cash items less the net loss and $4.3 million from net reductions within working capital. The primary sources of cash from working capital consisted of $12.1 million from increases in accounts payable and accrued liabilities, $3.1 million from net increases in deferred revenue and $0.6 million from decreases in other current assets, partially offset by increases in trade receivables of $7.6 million, increases in shipped systems pending acceptance of $2.2 million and net increases in inventories of $1.7 million.

For the two quarters ended October 2, 2010, net cash used in investing activities of $13.1 million resulted from the acquisition of the assets of PyroPhotonics Lasers, Inc. for $8.1 million, purchases of property, plant and equipment of $2.6 million and net purchases of investments of $2.5 million. Net cash provided by financing activities of $0.2 million was due to proceeds from stock plan activity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All Ring Patent Infringement Prosecution

Our proceedings against All Ring Tech Co., Ltd. (All Ring) in Taiwan for alleged patent infringement are ongoing. As part of these proceedings, the Court issued orders restricting the use of some of All Ring’s assets. Pursuant to these orders, we were required to post security bonds with the Court. In July 2009 and September of 2009, we established letters of credit as a substitution for the security bonds and received back a total of $9.1 million from the Court. The letters of credit are collateralized by a total of $10.8 million of restricted cash, which is included on the Condensed Consolidated Balance Sheet at October 2, 2010 as a current asset. See our 2010 Annual Report on Form 10-K for the year ended April 3, 2010 for further background related to these proceedings.

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

Our business is highly competitive and one factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. For example, at October 2, 2010, we had $73.1 million of inventory reflected on our Condensed Consolidated Balance Sheet, much of which we purchased or committed to purchase prior to the time the severity of the recent economic downturn became apparent. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory which may not be usable under the new strategy, which may also result in material accounting charges. For example, during fiscal 2009, we wrote-off $4.1 million of material from a research, development and engineering program due to a change in our product development strategy.

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

We have made acquisitions and may make additional acquisitions in the future, which may be difficult to integrate, disrupt our business, dilute shareholder value or divert management attention.

We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our September 2010 acquisition of the assets of PyroPhotonics Lasers, Inc. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

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

We are implementing our globalization strategy in which we are moving certain operational resources and capabilities to different countries in Asia to reduce costs and to be closer to our customers. We believe this implementation will reduce our manufacturing costs for certain products, enhance customer relationships and improve our responsiveness. We are currently implementing the first major phase of this strategy, having opened a larger manufacturing facility in Singapore in the fourth quarter of 2010 for certain IMG and CG products.

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

As of October 2, 2010, we held a total of $13.7 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. These securities were recorded at an estimated fair value of $5.2 million as of October 2, 2010. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. As a result of disruptions experienced in the global credit and capital markets, the auctions that previously provided liquidity for the ARS began to fail during the second fiscal quarter of 2008.

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

It is possible that changes in the credit markets could also impact the liquidity of our investments and cash equivalents, which could impair our liquidity or require us to recognize impairment charges on the value of those investments, which would negatively impact our financial position and results of operations.

Our intangible assets may become impaired.

We held a total of $15.0 million in acquired intangible assets (See Note 8 “Acquired Intangible Assets”) and goodwill at October 2, 2010. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. If such an adverse event occurred and had the effect of changing one of the critical assumptions or estimates related to the fair value of our intangible assets or goodwill, an impairment charge could result. For example, during fiscal 2009, as a result of a decrease in our market capitalization, we recorded a goodwill impairment charge of $17.4 million to write off all existing goodwill. Any such impairment charges may have a material negative impact on our financial condition and operating results.

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

We are exposed to lawsuits in connection with our business and operations.

From time to time we are subject to various legal proceedings, including claims that involve possible infringement of patent or other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. Any such litigation could result in substantial cost and diversion of management’s attention, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in loss of our property rights, subject us to significant liabilities, require us to seek licenses from others or prevent us from manufacturing or selling our products, any of which could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Dated: November 5, 2010	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)