Form 10-Q
period 2011-01-01
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2011-02-10
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

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

The number of shares outstanding of the Registrant’s Common Stock at February 4, 2011 was 28,188,707 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) - at January 1, 2011 and April 3, 2010	1

	Condensed Consolidated Statements of Operations (Unaudited) - for the fiscal quarter and three fiscal quarters ended January 1, 2011 and January 2, 2010	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the three fiscal quarters ended January 1, 2011 and January 2, 2010	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 6.	Exhibits	30

SIGNATURES		31

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Jan 1, 2011	Apr 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$47,061	$39,335
Restricted cash	10,769	10,824
Short-term investments	104,949	116,140

Total cash, restricted cash and investments	162,779	166,299

Trade receivables, net of allowances of $564 and $697	44,630	38,061
Inventories	70,180	72,090
Shipped systems pending acceptance	4,744	4,106
Deferred income taxes, net	7,931	7,232
Other current assets	8,593	8,677

Total current assets	298,857	296,465

Non-current assets:
Non-current investments	14,550	—
Auction rate securities	6,211	5,021
Property, plant and equipment, net of accumulated depreciation of $91,252 and $84,422	38,840	40,590
Non-current deferred income taxes, net	34,062	31,079
Goodwill	4,014	—
Acquired intangible assets, net	10,446	8,255
Other assets	14,050	13,008

Total assets	$421,030	$394,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,057	$14,607
Accrued liabilities	27,949	14,937
Deferred revenue	12,513	13,193

Total current liabilities	56,519	42,737

Non-current liabilities:
Income taxes payable	9,706	9,019
Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 28,184 and 27,665 issued and outstanding	150,433	142,369
Retained earnings	201,427	199,486
Accumulated other comprehensive income related to auction rate securities	2,491	1,301
Accumulated other comprehensive income (loss), other	454	(494)

Total shareholders’ equity	354,805	342,662

Total liabilities and shareholders’ equity	$421,030	$394,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Jan 1, 2011	Jan 2, 2010	Jan 1, 2011	Jan 2, 2010
Net sales	$67,209	$39,048	$185,234	$89,289
Cost of sales	37,182	24,231	107,733	59,085

Gross profit	30,027	14,817	77,501	30,204

Operating expenses:
Selling, service and administration	15,172	11,910	43,063	35,236
Research, development and engineering	10,210	8,793	30,638	23,689
Legal settlement costs	1,311	—	1,311	—
Restructuring costs	827	—	827	—
Merger termination proceeds, net	—	—	—	(4,516)

Net operating expenses	27,520	20,703	75,839	54,409

Operating income (loss)	2,507	(5,886)	1,662	(24,205)

Non-operating (expense) income:
Interest and other (expense) income, net	(39)	369	206	1,068

Total non-operating (expense) income	(39)	369	206	1,068

Income (loss) before income taxes	2,468	(5,517)	1,868	(23,137)
Provision for (benefit from) income taxes	117	(3,104)	(73)	(9,074)

Net income (loss)	$2,351	$(2,413)	$1,941	$(14,063)

Net income (loss) per share – basic	$0.08	$(0.09)	$0.07	$(0.51)

Net income (loss) per share – diluted	$0.08	$(0.09)	$0.07	$(0.51)

Weighted average number of shares – basic	28,132	27,517	27,978	27,394

Weighted average number of shares – diluted	28,667	27,517	28,458	27,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three fiscal quarters ended
(In thousands)	Jan 1, 2011	Jan 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,941	$(14,063)
Adjustments to reconcile net income (loss)to cash provided by (used in) operating activities:
Depreciation and amortization	7,686	7,445
Amortization of acquired intangible assets	1,487	1,619
Share-based compensation expense	7,283	6,106
Recovery of doubtful accounts	(150)	(31)
Loss on disposal of property, plant and equipment	105	10
Deferred income taxes	(3,963)	(11,723)
Changes in operating accounts:
Increase in trade receivables, net	(5,875)	(3,366)
Decrease in inventories	17	7,701
(Increase) decrease in shipped systems pending acceptance	(638)	214
Decrease (increase) in other current assets	513	(2,285)
Increase in accounts payable and accrued liabilities	13,605	11,132
Decrease in deferred revenue	(761)	(3,924)

Net cash provided by (used in) operating activities	21,250	(1,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(299,983)	(205,780)
Proceeds from sales and maturities of investments	296,626	110,183
Cash paid to acquire the assets of PyroPhotonics Lasers, Inc.	(8,075)	—
Purchase of property, plant and equipment	(4,382)	(1,881)
Decrease (increase) in restricted cash	55	(10,824)
Decrease in other assets	306	7,337
Minority equity investment	—	(193)

Net cash used in investing activities	(15,453)	(101,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock plan activity, net	781	872
Share repurchases	—	(555)

Net cash provided by financing activities	781	317
Effect of exchange rate changes on cash	1,148	1,110

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,726	(100,896)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,335	153,538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,061	$52,642

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(1,485)	$(1,948)
Income tax refunds received	$712	$757

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

2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended January 1, 2011 that are of significance to the Company.

3. Restricted Cash

As of January 1, 2011, the Company had restricted cash of $10.8 million, which collateralizes commercial letters of credit substituted for the cash bond previously held by the Kaohsiung District Court of Taiwan. See Note 17 “Legal Proceedings” for further discussion.

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of January 1, 2011 and April 3, 2010 was as follows (in thousands):

January 1, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$5,267	$—	$—	$5,267
Government agencies	—	86,170	—	86,170
Commercial paper	—	51,949	—	51,949
Forward purchase or (sale) contracts:
Japanese Yen	—	(85)	—	(85)
Korean Won	—	(53)	—	(53)
Euro	—	(11)	—	(11)
British Pound	—	(37)	—	(37)
Auction rate securities	—	—	6,211	6,211
Preferred stock	—	—	—	—

April 3, 2010	Level 1	Level 2	Level 3	Total
Money market securities	$4,244	$—	$—	$4,244
Government agencies	—	73,130	—	73,130
Commercial paper	—	41,992	—	41,992
U.S. treasuries	—	17,089	—	17,089
Forward purchase or (sale) contracts:
Japanese Yen	—	165	—	165
Taiwan Dollar	—	(10)	—	(10)
Korean Won	—	15	—	15
Euro	—	6	—	6
British Pound	—	5	—	5
Auction rate securities	—	—	5,021	5,021
Preferred stock	—	—	—	—

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at December 31, 2010 and April 2, 2010 were utilized to calculate fair values.

The Level 3 assets consisted of auction rate securities and preferred stock acquired through the conversion of certain auction rate securities (ARS). As none of the Company’s ARS have traded through the auction process and limited market transactions have been observed for these securities, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, ratings of and financial claims on the bond insurers and issuers; and (vi) the underlying trust assets of the securities.

As of January 1, 2011, the Company held ARS with a total estimated fair value of $6.2 million. These ARS consisted of $13.7 million par value auction rate securities and $4.0 million par value auction rate securities which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. These securities previously provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. As a result of the liquidity issues experienced in the global credit and capital markets, the Company’s ARS began to experience failed auctions during fiscal 2008. Since that time, none of the Company’s ARS have traded through the auction process, limited market transactions for these securities have been observed, and the credit quality of the counterparties has deteriorated.

As of January 1, 2011, the estimated fair value of the Company’s ARS of $6.2 million included $2.5 million of total net unrealized gains. These unrealized gains have been recorded in accumulated other comprehensive income. The Company’s ARS are classified as non-current assets on the Condensed Consolidated Balance Sheet at January 1, 2011, consistent with the classification at April 3, 2010.

Subsequent to the third quarter of fiscal 2011, the Company sold a certain ARS with a par value of $3.0 million for approximately $0.7 million. The Company will record a gain of $0.7 million in the fourth quarter of fiscal 2011 as the security was previously held at zero value. The Company currently continues to receive all interest payments on its ARS when due, but has not received dividend payments on its preferred stock since the third quarter of 2010. The Company cannot predict if or when its remaining ARS will become liquid or dividend payments on its preferred stock will resume. See the Company’s 2010 Annual Report on Form 10-K for the year ended April 3, 2010 for further information related to these investments.

The following table illustrates Level 3 activity from October 2, 2010 to January 1, 2011 (in thousands):

	Auction Rate Securities	Preferred Stock	Total
Fair Value, October 2, 2010	$5,215	$—	$5,215

Adjustment to accumulated other comprehensive income:
Unrealized gains	996	—	996
Purchases, issuances and settlements	—	—	—
Transfers into (out of) Level 3	—	—	—

Fair Value, January 1, 2011	$6,211	$—	$6,211

As of January 1, 2011, the Company had $6.0 million invested in Series D Preferred Stock and $2.2 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of January 1, 2011 and April 3, 2010, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 8 “Other Assets”, the full carrying value of $8.2 million was included in Other assets on the Condensed Consolidated Balance Sheets at January 1, 2011 and April 3, 2010, respectively.

Investments

Certain information regarding the Company’s investments at January 1, 2011 and April 3, 2010 was as follows (in thousands):

		Unrealized
January 1, 2011	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$71,626	$—	$(6)	$71,620
Commercial paper	51,948	1	—	51,949

	$123,574	$1	$(6)	$123,569

Available-for-sale securities (non-current):
Government agencies	$14,552	$—	$(2)	$14,550
Auction rate securities	13,700	2,491	(9,980)	6,211
Preferred stock	4,000	—	(4,000)	—

	$32,252	$2,491	$(13,982)	$20,761

		Unrealized
April 3, 2010	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$73,141	$—	$(11)	$73,130
Commercial paper	41,992	—	—	41,992
U.S. treasuries	17,088	1	—	17,089

	$132,221	$1	$(11)	$132,211

Available-for-sale securities (non-current):
Auction rate securities	$13,700	$1,301	$(9,980)	$5,021
Preferred stock	4,000	—	(4,000)	—

	$17,700	$1,301	$(13,980)	$5,021

During the third quarter of 2011, the Company had no sales of available-for-sale securities. During the third quarter of 2010, the Company had no sales of current available-for-sale securities but sold certain non-current ARS with a par value of $1.9 million pursuant to a tender agreement with the parent company of the securities’ original issuer. The Company received approximately $1.4 million on the sale of the ARS, which had an estimated fair value of $1.6 million as of September 26, 2009. As a result of the sale, the Company reclassified $0.3 million of the previously recorded unrealized net gain out of accumulated other comprehensive income. The unrealized net gain represented the cumulative total of the fair value adjustments related to these ARS prior to the transaction. For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income were insignificant as of January 1, 2011 and April 3, 2010.

Underlying maturities of investments at January 1, 2011 were $123.6 million within one year, $14.6 million between one and five years and $6.2 million beyond ten years.

5. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Jan 1, 2011	Apr 3, 2010
Raw materials and purchased parts	$47,393	$47,636
Work-in-process	12,912	10,731
Finished goods	9,875	13,723

	$70,180	$72,090

6. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Jan 1, 2011	Apr 3, 2010
Prepaid expenses	$4,542	$4,286
Income tax refund receivable	2,376	3,017
Value added tax receivable	1,669	1,179
Other	6	195

	$8,593	$8,677

7. Acquired Intangible Assets

Acquired intangible assets as of January 1, 2011 and April 3, 2010 consisted of the following:

(In thousands, except years)	Weighted- Average Useful Life (In years)	Jan 1, 2011	Apr 3, 2010
Developed technology	7	$8,100	$8,100
Patents	12.7	3,388	2,978
In-process research and development	Indefinite	3,204	—
Customer relationships	6	2,700	2,700
Customer backlog	1	700	700
Trade name and trademarks	3	400	400
Fair value of below-market lease (non-current portion)	3.8	311	311
Change of control agreements	1	100	100

		18,903	15,289
Less accumulated amortization		(8,457)	(7,034)

Total non-current acquired intangible assets		10,446	8,255

Fair value of below-market lease (current portion)		110	110
Less accumulated amortization		(64)	—

Total acquired intangible assets		$10,492	$8,365

Amortization expense for acquired intangible assets has been recorded in the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 1, 2011	Jan 2, 2010	Jan 1, 2011	Jan 2, 2010
Cost of sales	$289	$288	$867	$866
Selling, service and administration	135	190	463	609
Research, development and engineering	52	52	157	144

Total	$476	$530	$1,487	$1,619

The estimated amortization expense for intangible assets for the current year, including amounts amortized year to date, and in future years is as follows (in thousands):

Year	Amortization
2011	$1,962
2012	1,716
2013	1,557
2014	1,429
2015	589
Thereafter	1,522

$8,775

8. Other Assets

Other assets consisted of the following:

(In thousands)	Jan 1, 2011	Apr 3, 2010
Minority equity investment	$8,184	$8,184
Consignment and demo equipment, net	4,938	3,957
Other	928	867

	$14,050	$13,008

9. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Jan 1, 2011	Apr 3, 2010
Payroll-related liabilities	$10,982	$5,727
Product warranty accrual	4,354	2,576
Income taxes payable	2,763	801
Customer deposits	1,871	1,020
Pension benefit liabilities	1,868	1,415
Professional fees payable	1,694	1,327
Legal settlement costs payable	1,192	—
Purchase order commitments and receipts	940	1,352
Restructuring costs payable	815	60
Other	1,470	659

	$27,949	$14,937

10. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 1, 2011	Jan 2, 2010	Jan 1, 2011	Jan 2, 2010
Product warranty accrual, beginning	$4,111	$1,120	$2,576	$2,057
Warranty charges incurred, net	(1,872)	(546)	(4,655)	(3,207)
Provision for warranty charges	2,115	1,118	6,433	2,842

Product warranty accrual, ending	$4,354	$1,692	$4,354	$1,692

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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 1, 2011	Jan 2, 2010	Jan 1, 2011	Jan 2, 2010
Deferred revenue, beginning	$16,373	$12,490	$13,193	$11,251
Revenue deferred	8,187	4,275	27,691	16,992
Revenue recognized	(12,047)	(9,438)	(28,371)	(20,916)

Deferred revenue, ending	$12,513	$7,327	$12,513	$7,327

12. Share-Based Compensation

Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 1, 2011	Jan 2, 2010	Jan 1, 2011	Jan 2, 2010
Cost of sales	$252	$252	$828	$817
Selling, service and administration	1,414	1,030	5,276	4,268
Research, development and engineering	420	370	1,196	1,021

Total share-based compensation expense	$2,086	$1,652	$7,300	$6,106

13. Earnings Per Share

Following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share data)	Jan 1, 2011	Jan 2, 2010	Jan 1, 2011	Jan 2, 2010
Net income (loss)	$2,351	$(2,413)	$1,941	$(14,063)

Weighted average shares used for basic earnings per share	28,132	27,517	27,978	27,394
Incremental diluted shares	535	—	480	—

Weighted average shares used for diluted earnings per share	28,667	27,517	28,458	27,394

Net income (loss) per share:
Net income (loss) – basic	$0.08	$(0.09)	$0.07	$(0.51)

Net income (loss) – diluted	$0.08	$(0.09)	$0.07	$(0.51)

Awards of options, stock-settled stock appreciation rights (SOSARs), unvested restricted stock units (RSUs) and shares associated with the Company’s Employee Stock Purchase Plan (ESPP) representing an additional 3.0 million and 4.6 million shares of stock for the quarters ended January 1, 2011 and January 2, 2010, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive. For the three quarters ended January 1, 2011 and January 2, 2010, awards of options, SOSARs, unvested RSUs and ESPP shares representing an additional 2.9 million and 4.5 million shares, respectively, were excluded from the calculation of diluted net earnings per share as their effect would have been antidilutive.

14. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 1, 2011	Jan 2, 2010	Jan 1, 2011	Jan 2, 2010
Net income (loss)	$2,351	$(2,413)	$1,941	$(14,063)
Net unrealized gain on auction rate securities	996	95	1,190	2,643
Foreign currency translation adjustment	232	(26)	939	1,114
Net unrealized (loss) gain on current available-for-sale securities	(18)	(17)	3	(16)
Reclassification of unrealized gain on auction rate securities to earnings	—	(317)	—	(317)
Unrealized loss on cash flow hedge	—	(87)	—	(87)
Other comprehensive income	2	1	6	3

Other comprehensive income (loss)	$3,563	$(2,764)	$4,079	$(10,723)

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

The Company did not repurchase any shares under this program during the three quarters ended January 1, 2011. As of January 1, 2011, a total of 372,825 shares have been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Any cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.

16. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 1, 2011	Jan 2, 2010	Jan 1, 2011	Jan 2, 2010
Semiconductor Group (SG)	$29,674	$9,906	$61,891	$22,880
Components Group (CG)	7,755	10,344	39,862	21,592
Interconnect/Micromachining Group (IMG)	29,780	18,798	83,481	44,817

	$67,209	$39,048	$185,234	$89,289

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 1, 2011	Jan 2, 2010	Jan 1, 2011	Jan 2, 2010
Asia	$60,094	$32,046	$164,978	$70,698
Americas	3,928	3,992	11,558	11,196
Europe	3,187	3,010	8,698	7,395

	$67,209	$39,048	$185,234	$89,289

17. Legal Proceedings

Legal Settlement

In 2009, James Dooley, former Chief Executive Officer of the Company, initiated arbitration against the Company seeking severance in connection with his 2003 termination. On December 10, 2010, the assigned arbitrator ruled in favor of Mr. Dooley. On December 27, 2010, the Company filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon. At the time of this filing, this proceeding was ongoing and no hearing had been scheduled. Accordingly, we recognized approximately $1.3 million in settlement and legal costs in the third quarter of fiscal 2011 and a corresponding liability was included in Accrued Liabilities as of January 1, 2011.

All Ring Patent Infringement Prosecution

The Company’s proceedings against All Ring Tech Co., Ltd. (All Ring) in Taiwan for alleged patent infringement are ongoing. As part of these proceedings, the Company was required to post security bonds with the Kaohsiung District Court of Taiwan (Court). In July 2009 and September of 2009, the Company established letters of credit as a substitution for the security bonds and received back a total of $9.1 million from the Court. The letters of credit are collateralized by a total of $10.8 million of restricted cash, which is included on the Condensed Consolidated Balance Sheet at January 1, 2011 as a current asset. See the Company’s 2010 Annual Report on Form 10-K for the year ended April 3, 2010 and our Quarterly Reports on Form 10-Q for the periods ending July 3, 2010 and October 2, 2010 for further background related to these proceedings.

18. Restructuring and Cost Management Plans

As part of the Company’s globalization strategy, during the third quarter of fiscal 2011, the Company initiated a restructuring plan to reduce its worldwide cost structure through transition of certain procurement and manufacturing activities to Asia. As a result of the planned actions, the Company recognized $0.8 million of restructuring costs in the third quarter of 2011 and a corresponding liability was included in Accrued Liabilities as of January 1, 2011.

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

Overview of Business

Electro Scientific Industries, Inc. and its subsidiaries (ESI) provide high-technology manufacturing equipment to the global semiconductor and micro-electronics markets, including advanced laser systems that are used to micro-engineer electronic device features in high-volume production environments. Our customers are primarily manufacturers of semiconductors, electronic interconnect devices, passive components, light-emitting diodes (LEDs), or other components used in a wide variety of end products in the computer, consumer electronics, communications and other industries. Our equipment enables these manufacturers to implement device features or achieve yield and productivity gains in their manufacturing processes that can be critical to their profitability. ESI was founded in 1944 and is headquartered in Portland, Oregon, with subsidiaries in the United States, Canada, Europe and Asia.

Our advanced laser micro-engineering systems allow semiconductor and micro-electronics manufacturers to physically alter select device features during high-volume production in order to heighten performance and boost production yields. Laser micro-engineering comprises a set of precise micron-level processes, including advanced micromachining, wafer scribing and dicing, semiconductor memory-link cutting, semiconductor device trimming, material ablation, via drilling and nano-level structuring to alter material characteristics. These processes require application-specific laser systems able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance for semiconductor devices, high-density interconnect (HDI) circuits, flexible interconnect material, advanced semiconductor packaging, LEDs, flat panel liquid crystal displays (LCDs) and other components.

Additionally, we produce high-capacity test and optical inspection equipment that is critical to the quality control process during the production of multi-layer ceramic capacitors (MLCCs). Our equipment ensures that each MLCC meets both the electrical and physical tolerances required to perform properly.

Summary of Sequential Quarterly Results

The financial results of the fiscal quarter ended January 1, 2011, which represents the third quarter of 2011, reflected strong demand in key markets for our products. Total orders were $77.9 million, compared to $70.2 million for the second quarter of 2011, which ended October 2, 2010. The sequential increase in orders was driven primarily by increased orders from our Interconnect/Micromachining Group (IMG) and Components Group (CG).

Orders for our Semiconductor Group (SG) products decreased approximately 70% in the third quarter of 2011 compared to the prior quarter as customers who had placed multi-unit orders in the first two quarters absorbed capacity.

Orders for our CG products increased approximately 50% compared to the orders in the prior quarter. The increase was primarily due to orders from our MLCC manufacturing customers as they expand capacity at new facilities. We continue to see high utilization of our test systems by most CG customers.

Orders for our IMG products increased approximately 75% compared to the prior quarter, driven by strong orders from flex circuit and micromachining customers as they continue to add capacity to support global demand for consumer electronics and mobile devices.

Net sales of $67.2 million for the third quarter of 2011 increased $7.7 million compared to the prior quarter. SG sales increased $16.5 million due to the fulfillment of backlog orders to memory repair customers as they ramp capacity. Sales for our IMG products decreased $3.3 million primarily due to seasonal declines in deliveries to our flex circuit customers. Sales of our micromachining systems declined modestly due to timing of demand, partially offset by an increase in our laser ablation tools as a result of demand for a new platform from our New Wave Research (NWR) division. CG sales decreased $5.5 million as customers absorb capacity expansion from prior quarter deliveries.

Gross margin was 44.7% on net sales of $67.2 million for the third quarter of 2011 compared to 43.7% on net sales of $59.6 million for the prior quarter. The increase in gross margin percentage was primarily due to the favorable impact of a higher proportion of SG sales.

Net operating expenses of $27.5 million in the third quarter of 2011 increased $2.3 million compared to the prior quarter. This increase was primarily due to $1.3 million of legal settlement costs and $0.8 million of restructuring costs included in the third quarter of 2011. Excluding these items, net operating expenses increased slightly with higher costs from a full quarter of activity from our Pyrophotonics operations, largely offset by lower share-based compensation expenses and acquisition-related costs.

Operating income was $2.5 million in the third quarter of 2011, an increase of $1.8 million compared to $0.7 million in the prior quarter. The improvement was primarily due to higher gross profit, partially offset by legal settlement costs and restructuring charges.

The effective tax rate was 4.7% for the third quarter of 2011, reflecting the benefits from timing of income between quarters and the catch-up benefit from the renewal of the research and development tax credit.

Net income for the third quarter of 2011 was $2.4 million compared to net loss of $0.6 million in the prior quarter, primarily due to improved gross profit on higher revenues offsetting the impact of higher net operating expenses.

Quarter Ended January 1, 2011 Compared to Quarter Ended January 2, 2010

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Jan 1, 2011	Jan 2, 2010
Net sales	100.0%	100.0%
Cost of sales	55.3	62.1

Gross margin	44.7	37.9
Selling, service and administration	22.5	30.4
Research, development and engineering	15.2	22.5
Legal settlement costs	2.0	—
Restructuring costs	1.2	—

Operating income (loss)	3.8	(15.0)
Interest and other (expense) income, net	(0.1)	0.9

Income (loss) before income taxes	3.7	(14.1)
Provision for (benefit from) income taxes	0.2	(7.9)

Net income (loss)	3.5%	(6.2)%

Net Sales

Net sales were $67.2 million for the third quarter of 2011, an increase of $28.2 million or 72.1% compared to net sales of $39.0 million for the third quarter of 2010. The increase was primarily driven by high shipment levels of our SG products as well as strong demand for our IMG products.

The following table presents net sales information by product group:

	Fiscal quarter ended
	Jan 1, 2011		Jan 2, 2010
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$29,674	44.2%	$9,906	25.4%
Components Group (CG)	7,755	11.5	10,344	26.5
Interconnect/Micromachining Group (IMG)	29,780	44.3	18,798	48.1

	$67,209	100.0%	$39,048	100.0%

SG sales in the quarter ended January 1, 2011 increased $19.8 million or 200% compared to the quarter ended January 2, 2010. The overall increase in sales was due to a rebound in memory repair markets with multi-unit purchases from two of the three largest DRAM manufacturers.

CG sales in the quarter ended January 1, 2011 decreased $2.6 million or 25% compared to the quarter ended January 2, 2010. The decrease was primarily due to normalization of demand from MLCC customers as compared to the prior year. Sales were higher than usual during the quarter ended January 2, 2010 as a result of demand that had built up during the preceding economic downturn.

IMG sales in the quarter ended January 1, 2011 increased $11.0 million or 58% compared to the quarter ended January 2, 2010. The increase was primarily driven by solid increases from our flex circuit, micromachining and laser ablation product lines. Demand from our flex circuit and micromachining customers continued to grow as they expand capacities to meet their supply requirements for smart phones and other mobile electronic devices. The increase of sales of our laser ablation products was driven by demand for the improved features of our new NWR platform.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Jan 1, 2011		Jan 2, 2010
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$60,094	89.5%	$32,046	82.1%
Americas	3,928	5.8	3,992	10.2
Europe	3,187	4.7	3,010	7.7

	$67,209	100.0%	$39,048	100.0%

Compared to the quarter ended January 2, 2010, net sales for the quarter ended January 1, 2011 increased $28.0 million or 88% in Asia and $0.2 million or 6% in Europe and decreased $0.1 million or 2% in the Americas. The majority of our systems are sold into Asia as our customers’ manufacturing facilities are primarily located in that region.

Gross Profit

	Fiscal quarter ended
	Jan 1, 2011		Jan 2, 2010
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$30,027	44.7%	$14,817	37.9%

Gross profit for the quarter ended January 1, 2011 of $30.0 million increased $15.2 million compared to the quarter ended January 2, 2010, primarily due to higher revenue levels. Gross profit as a percentage of net sales increased to 44.7% for the quarter ended January 1, 2011 from 37.9% for the quarter ended January 2, 2010. This increase was primarily related to favorable product mix of SG sales, higher revenue levels and increased production capacity utilization.

Operating Expenses

	Fiscal quarter ended
	Jan 1, 2011		Jan 2, 2010
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$15,172	22.5%	$11,910	30.4%
Research, development and engineering	10,210	15.2	8,793	22.5
Legal settlement costs	1,311	2.0	—	—
Restructuring costs	827	1.2	—	—

	$27,520	40.9%	$20,703	52.9%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses were $15.2 million for the quarter ended January 1, 2011, an increase of $3.3 million compared to the quarter ended January 2, 2010. This increase was primarily attributable to overall increases in business activity and improved operating results, resulting in increased headcount and higher compensation costs. In addition, various temporary cost reduction measures were in place in fiscal year 2010, including salary reductions, which have since been restored.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $10.2 million for the quarter ended January 1, 2011, an increase of $1.4 million compared to the quarter ended January 2, 2010. This increase was primarily due to increased headcount and compensation expense, including the restoration of normal pay levels.

Legal Settlement Costs

In 2009, James Dooley, former Chief Executive Officer of the Company, initiated arbitration against us seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the assigned arbitrator ruled in favor of Mr. Dooley and, as a result, we recognized approximately $1.3 million in settlement and legal costs during the quarter ended January 1, 2011. On December 27, 2010, we filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon. At the time of this filing, this proceeding was ongoing and no hearing had been scheduled.

Restructuring Costs

As part of the Company’s globalization strategy, during the third quarter of fiscal 2011, we initiated a restructuring plan to reduce our worldwide cost structure through transition of certain procurement and manufacturing activities to Asia. As a result of these planned actions, we recognized $0.8 million of restructuring costs during the quarter ended January 1, 2011.

Non-operating Income and Expense

Interest and Other (Expense) Income, net

Interest and other (expense) income, net, consists primarily of interest income, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, ARS valuation fees and other miscellaneous non-operating items. Net interest and other expense was insignificant during the quarter ended January 1, 2011 compared to net interest and other income of $0.4 million for the quarter ended January 2, 2010. The reduction was primarily due to unfavorable foreign currency fluctuations experienced in China and Korea and lower interest yields on our investments.

Income Taxes

	Fiscal quarter ended
(In thousands, except percentages)	Jan 1, 2011		Jan 2, 2010
	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Income tax provision (benefit)	$117	4.7%	$(3,104)	56.3%

The income tax provision for the quarter ended January 1, 2011 was $0.1 million on pretax income of $2.5 million, an effective tax rate of 4.7%. For the quarter ended January 2, 2010, the income tax benefit was $3.1 million on pretax loss of $5.5 million, an effective tax benefit rate of 56.3%. The decrease in the effective tax rate was primarily due to the timing of income between quarters, the expected level of annual income and the catch-up benefit resulting from the renewal of the research and development tax credit.

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

Net Income (Loss)

	Fiscal quarter ended
(In thousands, except percentages)	Jan 1, 2011		Jan 2, 2010
	Net income	% of Net Sales	Net Loss	% of Net Sales
Net income (loss)	$2,351	3.5%	$(2,413)	(6.2)%

Net income for the quarter ended January 1, 2011 was $2.4 million, or $0.08 per basic share, compared to a net loss of $2.4 million, or $0.09 per basic share for the quarter ended January 2, 2010. The improvement was primarily due to improved gross profit on higher revenues in the third quarter of 2011 offsetting the impact of higher net operating expenses.

Three Quarters Ended January 1, 2011 Compared to Three Quarters Ended January 2, 2010

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Three fiscal quarters ended
	Jan 1, 2011	Jan 2, 2010
Net sales	100.0%	100.0%
Cost of sales	58.2	66.2

Gross margin	41.8	33.8
Selling, service and administration	23.3	39.5
Research, development and engineering	16.5	26.5
Legal settlement costs	0.7	—
Restructuring costs	0.4	—
Merger termination proceeds, net	—	(5.1)

Operating income (loss)	0.9	(27.1)
Interest and other income, net	0.1	1.2

Income (loss) before income taxes	1.0	(25.9)
Benefit from income taxes	—	(10.2)

Net income (loss)	1.0%	(15.7)%

Net Sales

Net sales were $185.2 million for the first three quarters of 2011, an increase of $95.9 million or 107% compared to net sales of $89.3 million for the first three quarters of 2010. Revenue increased in each of our product groups, reflecting improved capacity utilization as customers continued to recover from the global economic downturn and improved demand for consumer electronics.

The following table presents net sales information by product group:

	Three fiscal quarters ended
	Jan 1, 2011		Jan 2, 2010
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$61,891	33.4%	$22,880	25.6%
Components Group (CG)	39,862	21.5	21,592	24.2
Interconnect/Micromachining Group (IMG)	83,481	45.1	44,817	50.2

	$185,234	100.0%	$89,289	100.0%

SG sales in the three quarters ended January 1, 2011 increased $39.0 million or 170% compared to the three quarters ended January 2, 2010. The overall increase in sales was due to improvement in memory markets as customers began to add capacity of memory repair tools in response to higher demand for DRAM memory. In addition, we have seen growth among LED-scribing and flat panel repair customers as the LED and LCD markets grow.

CG sales in the three quarters ended January 1, 2011 increased $18.3 million or 85% compared to the three quarters ended January 2, 2010. The increase was primarily due to customer capacity expansion and increased tooling sales as a result of increased utilization levels of our MLCC customers’ existing systems, in turn driven by increasing demand for consumer electronics.

IMG sales in the three quarters ended January 1, 2011 increased $38.7 million or 86% compared to the three quarters ended January 2, 2010. The increase was primarily driven by strong orders from flex-circuit and micromachining customers, a result of increased consumer demand for portable consumer electronics.

The following table presents net sales information by geographic region:

	Three fiscal quarters ended
	Jan 1, 2011		Jan 2, 2010
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$164,978	89.1%	$70,698	79.2%
Americas	11,558	6.2	11,196	12.5
Europe	8,698	4.7	7,395	8.3

	$185,234	100.0%	$89,289	100.0%

Compared to the three quarters ended January 2, 2010, net sales for the three quarters ended January 1, 2011 increased across all geographic regions, but primarily in Asia where net sales increased 133%. The majority of our systems are sold into customers’ manufacturing facilities in that region.

Gross Profit

	Three fiscal quarters ended
	Jan 1, 2011		Jan 2, 2010
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$77,501	41.8%	$30,204	33.8%

Gross profit for the three quarters ended January 1, 2011 was $77.5 million, an increase of $47.3 million compared to gross profit of $30.2 million for the three quarters ended January 2, 2010. Gross profit as a percentage of net sales increased to 41.8% for the three quarters ended January 1, 2011 from 33.8% for the three quarters ended January 2, 2010. These increases were primarily related to higher revenue levels, increased production capacity utilization and favorable product mix.

Operating Expenses

	Three fiscal quarters ended
	Jan 1, 2011		Jan 2, 2010
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$43,063	23.3%	$35,236	39.5%
Research, development and engineering	30,638	16.5	23,689	26.5
Legal settlement costs	1,311	0.7	—	—
Restructuring costs	827	0.4	—	—
Merger termination proceeds, net	—	—	(4,516)	(5.1)

	$75,839	40.9%	$54,409	60.9%

Selling, Service and Administration

SS&A expenses were $43.1 million for the three quarters ended January 1, 2011, an increase of $7.8 million compared to the three quarters ended January 2, 2010. This increase was primarily attributable to overall increases in business activity which resulted in increased headcount and higher compensation costs, including an increase in share-based compensation expense of $1.0 million. In addition, various temporary cost reduction measures were in place in fiscal year 2010, including salary reductions, which have since been restored. These increases in costs were partially offset by acquisition settlement proceeds of $0.9 million received in the first quarter of fiscal 2011.

Research, Development and Engineering

RD&E expenses totaled $30.6 million for the three quarters ended January 1, 2011, an increase of $6.9 million compared to the three quarters ended January 2, 2010. This increase was primarily due to increased headcount and compensation expense, impacted by the restoration of normal pay levels, and increased project expenses.

Legal Settlement Costs

In 2009, James Dooley, former Chief Executive Officer of the Company, initiated arbitration against us seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the assigned arbitrator ruled in favor of Mr. Dooley and, as a result, we recognized approximately $1.3 million in settlement and legal costs in the third quarter of fiscal 2011. On December 27, 2010, we filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon. At the time of this filing, this proceeding was ongoing and no hearing had been scheduled.

Restructuring Costs

As part of the Company’s globalization strategy, during the third quarter of fiscal 2011, we initiated a restructuring plan to reduce our worldwide cost structure through transition of certain procurement and manufacturing activities to Asia. As a result of these planned actions, we recognized $0.8 million of restructuring costs in the third quarter ended January 1, 2011.

Merger Termination Proceeds, net

Net merger termination proceeds of $4.5 million were recognized in the three quarters ended January 2, 2010, representing the receipt of a $5.4 million merger termination fee offset by $0.9 million of merger transaction costs.

Non-operating Income and Expense

Interest and Other Income, net

Net interest and other income was $0.2 million for the three quarters ended January 1, 2011 compared to $1.1 million for the three quarters ended January 2, 2010. The reduction was primarily due to unfavorable foreign currency fluctuations experienced in China and Korea and lower interest yields on our investments.

Income Taxes

	Three fiscal quarters ended
(In thousands, except percentages)	Jan 1, 2011		Jan 2, 2010
	Income Tax Benefit	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Income tax benefit	$(73)	(3.9)%	$(9,074)	39.2%

The income tax benefit for the three quarters ended January 1, 2011 was $0.1 million on pretax income of $1.9 million, an effective tax rate of 3.9%. For the three quarters ended January 2, 2010, the income tax benefit was $9.1 million on pretax loss of $23.1 million, an effective tax rate of 39.2%. The decrease in the effective tax rate was primarily due to the relative level of income or loss in each period, the increased tax advantages from growth in our Singapore manufacturing operations, and the recognition of the extended research and development tax credit benefit in the third quarter of fiscal 2011.

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

Net Income (Loss)

	Three fiscal quarters ended
(In thousands, except percentages)	Jan 1, 2011		Jan 2, 2010
	Net Income	% of Net Sales	Net Loss	% of Net Sales
Net income (loss)	$1,941	1.0%	$(14,063)	(15.7)%

Net income for the three quarters ended January 1, 2011 was $1.9 million, or $0.07 per basic share, compared to a net loss of $14.1 million, or $0.51 per basic share for the three quarters ended January 2, 2010. The improvement was primarily due to improved gross profit on higher revenues in the first three quarters of 2011, offsetting the impacts of higher net operating expenses and income taxes.

Financial Condition and Liquidity

At January 1, 2011, our principal sources of liquidity were cash and cash equivalents of $47.1 million, short-term investments of $104.9 million and accounts receivable of $44.6 million. We also held $10.8 million in restricted cash as collateral for commercial letters of credit. Our current ratio was 5.3 and we held no long-term debt. Working capital of $242.3 million was down from $253.7 million as of April 3, 2010, primarily as a result of a $14.6 million shift in investments from short-term to long-term.

In 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during the three quarters ended January 1, 2011. As of January 1, 2011, a total of 372,825 shares have been repurchased under this authorization for $5.3 million and an average price of $14.16 per share, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows. There is no fixed completion date for the repurchase program.

As of January 1, 2011, we held a total of $13.7 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. These securities were recorded at an estimated fair value of $6.2 million as of January 1, 2011. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities.

We currently continue to receive all interest payments on our ARS when due, but have not received dividend payments on our preferred stock since the third quarter of 2010. Although we sold a certain ARS with a par value of $3.0 million for approximately $0.7 million subsequent to the third quarter of fiscal 2011, we cannot predict if or when our remaining ARS will become liquid or dividend payments on our preferred stock will resume.

Sources and Uses of Cash for the Three Quarters Ended January 1, 2011

Net cash flows provided by operating activities totaled $21.3 million for the three quarters ended January 1, 2011 due to $14.4 million from net income and non-cash items and $6.9 million from net changes within working capital. The primary sources of cash from working capital consisted of $13.6 million from increases in accounts payable and accrued liabilities and $0.5 million from decreases in other current assets, partially offset by increases in trade receivables of $5.9 million, decreases in deferred revenue of $0.8 million and increases in shipped systems pending acceptance of $0.6 million.

For the three quarters ended January 1, 2011, net cash used in investing activities of $15.5 million primarily resulted from the acquisition of the assets of PyroPhotonics Lasers, Inc. for $8.1 million, purchases of property, plant and equipment of $4.4 million and net purchases of investments of $3.4 million. Net cash provided by financing activities of $0.8 million was due to proceeds from stock plan activity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Legal Settlement

In 2009, James Dooley, our former Chief Executive Officer, initiated arbitration against us seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the arbitrator ruled that, despite having pled guilty to violating federal securities laws by willfully and knowingly making false statements to the Company’s accountants, Dooley’s actions did not satisfy the definition of cause under his employment agreement. As a result, the arbitrator determined that Dooley is entitled to severance benefits under his employment agreement, plus interest from June 2005. This proceeding was subject to binding arbitration under the terms of the employment agreement. Accordingly, we recognized approximately $1.3 million in settlement and legal costs in the third quarter of fiscal 2011. On December 27, 2010, we filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon. At the time of this filing, this proceeding was ongoing and no hearing had been scheduled.

All Ring Patent Infringement Prosecution

See our 2010 Annual Report on Form 10-K for the year ended April 3, 2010 and our Quarterly Reports on Form 10-Q for the periods ending July 3, 2010 and October 2, 2010 for a description of our proceedings against All Ring Tech Co., Ltd.

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

For example, the recent economic slowdown resulted in a decrease in orders for all of our product groups for each quarter throughout 2009, with virtually no orders for our memory repair systems throughout fiscal 2010. Additionally, some of our customers’ ability to access credit was adversely affected, limiting their ability to purchase our products. The degree of the impact on our business of the current economic environment will continue to depend on a number of factors, including the strength and continuity of the recovery in the US economy, the global economy in general, access to capital and stability of the financial system, and overall health of the semiconductor and micro-electronics industries. This impact may cause potential material adverse changes to our financial and operational results.

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

The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes and the requirements of current and potential customers. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. The introduction by us or by our competitors of new or enhanced products, or alternative technologies, may cause our customers to defer, change or cancel orders for our existing products or cease purchasing our products altogether. For example, for many years the semi-conductor memory industry has employed alternative redundancy technologies. The adoption by our customers of electrical redundancy technology could have a material adverse effect on demand for our Semiconductor Group (SG) products. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technology changes or emerging industry standards. If we are unable to develop new or enhanced products to address product or technology changes or new industry standards on a timely basis or at all, or if our new or enhanced products are not accepted by the market, our business, results of operations and financial condition may be adversely affected.

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

Our business is highly competitive and one factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. For example, at January 1, 2011, we had $70.2 million of inventory reflected on our Condensed Consolidated Balance Sheet, much of which we purchased or committed to purchase prior to the time the severity of the recent economic downturn became apparent. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory which may not be usable under the new strategy, which may also result in material accounting charges. For example, during fiscal 2009, we wrote-off $4.1 million of material from a research, development and engineering program due to a change in our product development strategy.

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

We are implementing our globalization strategy in which we are moving certain operational resources and capabilities to different countries in Asia to reduce costs and to be closer to our customers. We believe this strategy will reduce our manufacturing costs for certain products, enhance customer relationships and improve our responsiveness. We opened a manufacturing facility in Singapore in the fourth quarter of 2010 for certain IMG and CG products.

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

As of January 1, 2011, we held a total of $13.7 million invested in auction rate securities (ARS) at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. These securities were recorded at an estimated fair value of $6.2 million as of January 1, 2011. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. As a result of disruptions experienced in the global credit and capital markets, the auctions that previously provided liquidity for the ARS began to fail during the second fiscal quarter of 2008.

Since that time, none of these securities have traded through the auction process, and although we sold a certain ARS with a par value of $3.0 million for approximately $0.7 million subsequent to the third quarter of fiscal 2011, limited market transactions for these securities have been observed. Additionally, the bond insurers that guarantee the ARS experienced credit rating downgrades and the issuer of the preferred stock suspended dividend payments. Consequently, we recognized significant write downs of the ARS as a result of the declines in fair value and the ARS are categorized as non-current assets.

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

We held a total of $14.5 million in acquired intangible assets (See Note 7 “Acquired Intangible Assets”) and goodwill at January 1, 2011. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. If such an adverse event occurred and had the effect of changing one of the critical assumptions or estimates related to the fair value of our intangible assets or goodwill, an impairment charge could result. For example, during fiscal 2009, as a result of a decrease in our market capitalization, we recorded a goodwill impairment charge of $17.4 million to write off all existing goodwill. Any such impairment charges may have a material negative impact on our financial condition and operating results.

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

From time to time we are subject to various legal proceedings, including claims that involve possible infringement of patent or other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. For example, in December 2010, an arbitrator ruled that James Dooley, our former Chief Executive Officer, is entitled to severance in connection with his 2003 termination for cause. Although we are contesting this decision, we recorded approximately $1.3 million in settlement and legal costs in the third quarter of fiscal 2011. Any such litigation could result in substantial cost and diversion of management’s attention, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in loss of our property rights, subject us to significant liabilities, require us to seek licenses from others or prevent us from manufacturing or selling our products, any of which could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Dated: February 10, 2011	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)