Form 10-K
period 2011-04-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2011-06-15
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☒        Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($10.88) as reported by the NASDAQ Stock Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (October 1, 2010) was $260,491,887.

The number of shares outstanding of the Registrant’s Common Stock as of June 6, 2011 was 28,501,572 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2011 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

2011 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in Item 1A Risk Factors.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at www.sec.gov where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.esi.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting Investor Relations at (503) 641-4141.

Fiscal Year

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2011 reporting period consisted of a 52-week period ending on April 2, 2011, our fiscal 2010 consisted of a 53-week period ending on April 3, 2010 and our fiscal 2009 reporting period consisted of a 52-week period ending on March 28, 2009. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

Business Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. Our advanced laser systems enable precise structuring and testing of micron to submicron features in components and devices which are used in a wide variety of end products in the consumer electronics, computer, communications and other industries. These features enable our customers to achieve functionality, or improve yield and productivity in their manufacturing processes that can be critical to their profitability. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.

Our advanced laser microengineering systems allow semiconductor, microelectronics, and other microtechnology manufacturers to physically alter select device features during high-volume production in order to increase performance and improve production yields. Laser microengineering comprises a set of precise micron-level processes, including advanced micromachining, via drilling, wafer scribing and dicing, material ablation, semiconductor memory-link cutting, electronic device trimming, and nano-level structuring to alter material characteristics such as color and texture. These processes require application-specific laser systems able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance for semiconductor devices, flexible interconnect material, high-density interconnect (HDI) circuits, advanced semiconductor packaging, light emitting diodes (LEDs), flat panel liquid crystal displays (LCDs) and other high value components.

Additionally, we produce high-capacity test and optical inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical, physical and optical tolerances required to perform properly.

Industry Overview

The microelectronics and semiconductor industries continue to be driven by demand for advanced features and improved functionality in increasingly smaller and smarter consumer devices. The technologies for consumer-oriented electronics such as smart phones, tablets, personal computers, mobile computing devices, video games and high-definition televisions have developed rapidly as increasingly affordable products have been introduced that offer more functionality in smaller form factors. In addition, semiconductor and other advanced technologies are being used in a broadening set of markets and applications, including automotive, solar, medical and security.

These dynamics in turn are driving the need for faster, smaller, more complex, less expensive and higher-quality electronic devices and components. To achieve these performance, size and cost improvements, component and other device manufacturers are increasing the circuit densities in these devices and investing in new technologies.

For example, smaller and lighter semiconductor devices are driving the need to shrink the physical dimensions of the semiconductor packaging and the HDI circuit board on which they are mounted. Higher operating speeds of computers and communication products require more input and output channels within these packages and between the packages and the HDI circuit board. These trends require smaller, more accurate, and precisely tapered or shaped holes, known as vias, to create connections between layers and interconnecting devices.

The ability to shrink the dimensions of a device is becoming increasingly more difficult, and producers are investing in new technologies, such as stacking thin silicon wafers into advanced three dimensional (3D) chip packages. We believe this trend will drive additional applications for laser processing, including scribing and dicing of ultra-thin wafers and drilling of through silicon vias (TSV).

In addition, smaller and more compact consumer electronics are driving the need for increased flexible interconnect between printed circuit boards (PCBs) and other components. These flexible circuits require more accurate and smaller vias to create the connections between these devices.

As micro-electronics manufacturers work in smaller dimensions and more complex architectures, machine vision has emerged as a critical technology. Machine vision allows manufacturers to achieve increased equipment speed with fewer errors. This technology is integral to many applications and is utilized extensively for alignment and inspection within our systems.

In addition, as consumer devices become smaller and more complex, more capacitance is required to be designed into the circuit. This has resulted in a significant increase in the use of smaller, higher-capacitance passive components such as MLCCs. In calendar year 2010, estimated production of MLCCs was over 2 trillion units. These MLCCs must be tested electrically and optically to characterize performance and ensure reliability. Automated equipment to test these MLCCs in the manufacturing environment, like our high capacitance tester, can test and sort up to 750,000 parts per hour.

Variations of advanced semiconductor technologies and manufacturing processes are increasingly being employed in the production of other types of devices and components, including LEDs. For example, automated, laser-based systems, like our AccuScribe 2210 series, are used to scribe the sapphire wafer to separate individual devices in the production of LEDs. LEDs are increasingly utilized in electronics, display, automotive and general lighting applications.

A growing portion of our business is derived from specialized microengineering applications. Any material that can be cut, drilled, etched, or otherwise surface treated using a mechanical process can be micromachined with greater precision and accuracy using a laser-based solution. As the form factors of consumer electronics and other products or devices become more compact, mechanical processes will not be able to meet the stringent specifications demanded by producers. We believe the capabilities of laser-based solutions for microengineering will enable our customers to move beyond the limitations of mechanical processes and generate significant growth for us in the future.

Our Solutions

We believe our products address the needs of semiconductor and microelectronics manufacturers by providing them with a high return on their investment due to measurable production benefits such as improved yield, increased throughput, higher performance, continued miniaturization and greater reliability.

Our core competencies enable us to design, manufacture, and market a variety of laser-based, integrated solutions for microengineering applications in high-volume manufacturing environments. These core competencies include a deep understanding of laser/material interaction, laser beam positioning, optics and illumination including image processing and optical character recognition, high-speed motion control, small parts handling and systems engineering. We combine this technology expertise with a thorough understanding of our customers’ processes and objectives to develop integrated solutions and products that address multiple markets and applications.

Our customers manufacture semiconductors, components, interconnect/packaging devices, LEDs or other parts that serve a wide range of electronic applications. Our systems enable the manufacturing of these components and devices. The largest end-market applications for our customers are consumer electronics, computers and mobile devices.

Our Strategy

Our strategy is to leverage our core competencies to be a market leader across multiple new and existing markets and applications. These core competencies, combined with an understanding of our customers’ processes and the use of common platforms, enable us to address a broad range of laser-based microengineering applications and end markets. We intend to focus our efforts on businesses and applications where our differentiated capability enables us to be a market leader. The elements of our strategy are to gain share in our established markets and expand our addressable markets by entering adjacent applications within existing markets or by extending existing applications or technologies into adjacent markets. We will continue to invest in research and development to maintain our market leadership and increase the value of our products to global customers.

Gain share in existing markets

We intend to leverage our core competencies and existing technologies to grow our overall market position by serving manufacturers in semiconductor, advanced semiconductor packaging, flexible circuits, LED and passive components industries– all markets in which we currently maintain a leadership position. We intend to maintain and grow our leadership position by developing new products that have higher performance, throughput and reliability, thereby lowering the effective cost of ownership to our customers.

Expand our addressable markets

We plan to leverage our core competencies, customer collaboration, solutions expertise and common platforms to expand our addressable markets by entering into adjacent applications such as scribing, dicing, advanced micromachining and optical inspection of different types of materials and devices within our existing markets. In addition, we believe there are opportunities to extend these same types of applications to enable better performance or yield improvement of devices or components used in adjacent end markets such as solar, medical, industrial and security. We intend to expand our addressable markets through both internal and external business development.

Invest in research and development to maintain our technological leadership

We intend to further develop our technological leadership by maintaining a significant level of investment in research and development. Our key technological capabilities include laser/material interaction, laser beam positioning, optics and illumination, including image processing and optical character recognition, high-speed motion control systems, small parts handling systems and systems integration. We consider our continuing ability to develop intellectual property to be an important component of our future success.

Increase the value of our products to global customers

We are focused on improving our customers’ yield, throughput and productivity by utilizing our technology, global infrastructure, customer service and ability to integrate multiple technologies. We work with our market-leading, global customers through high-level, multi-disciplinary management and employee teams to define and produce the next generation of manufacturing systems. This requires confidential interaction between the customer and ESI, sharing technology and product roadmaps often looking out over a three- to five-year period. Embracing the industry trend toward globalization has enabled us to elevate our presence in key world markets, particularly in the Asia-Pacific market.

Our Products

We operate within one segment, high-technology manufacturing equipment, which is comprised of products grouped according to our three key target markets: semiconductor, interconnect/ micromachining and components.

Semiconductor Group (SG)

Our Semiconductor Group products address multiple applications that utilize laser energy to process materials on wafer based substrates. This includes traditional silicon wafers, LED wafers, and new ultrathin silicon wafers used in the 3D packaging applications.

Semiconductor Memory Yield Improvement Systems

Our semiconductor memory yield improvement products are designed to cost-effectively meet the production challenges faced by semiconductor manufacturers, including shrinking circuit sizes, material changes and increasing numbers of memory devices per wafer. As circuit densities in semiconductor memory devices such as dynamic random access memory (DRAM) have increased, manufacturers have built redundant cells into their memory designs and connected them with small electrical links on the device surface. During the manufacturing process, wafers with billions of individual memory cells are tested to identify defective cells. Our laser systems are then used to cut links that reprogram the device by disconnecting the paths to defective portions of the memory device and replacing them with functional redundant cells. This process enables significant post-repair yield improvements that are essential to our customers’ profitability.

Our semiconductor memory yield equipment is primarily used in the manufacture of DRAM memory devices.

Our 98XX series systems are designed specifically for the 300mm wafer processing market but can also handle 200mm wafers. Our systems can be configured for multiple wavelengths including infrared, green and ultraviolet (UV). With the introduction of our 9850TPIR+ Dual-Beam, Tailored-Pulse Laser Link-Processing system, we offer unmatched flexibility in processing complex, next generation fuse designs and materials. In addition, our dual-beam architecture provides significant throughput advantages compared to a single-beam repair tool. These high performance systems deliver increased manufacturing productivity, while minimizing capital requirements.

Ultra-Thin Silicon Wafer Processing

The advent of three-dimensional (3D) chip packaging technologies is driving the need for silicon wafers to become thinner in order to allow for stacking of wafers within the same packaging geometry. As wafers become thinner, they become more challenging to cut into discrete chips using traditional mechanical saws. Our new model 9900, introduced in fiscal 2011, uses a laser to dice ultra-thin silicon wafers, those with a thickness of 50 microns or below. The model 9900 also enables 3D packaging through its ability to process through-silicon vias that are key to electrically connecting the stacked wafers.

Thin Film Trimming

Our model 2100 thin-film-on-silicon trimming system enables manufacturers to improve the precision of the components they produce by trimming performance parameters to specific values for precision analog devices. It employs a unique prober-independent architecture and patented 1.3-micron wavelength process to deliver superior throughput and yield.

LED Wafer Scribing

Our AccuScribe line of sapphire wafer scribing systems is a key component in the manufacture of LEDs. During production, LEDs are created on a thin wafer of synthetic sapphire crystal that must be broken into individual units at the end of the process. The brittle nature of the sapphire wafer requires that it be carefully cut in order to prevent unwanted fractures and yield losses when the wafer is broken apart into discrete LEDs. The AccuScribe systems use a laser to scribe the wafer with a precise groove between individual LEDs. When mechanical force is applied to the wafer, it fractures along these grooves and allows the wafer to be split apart into discrete LEDs which results in higher production yields.

As requirements for the light output of LEDs increase, driven by high-bright backlit displays and general illumination, the challenges to scribe the wafer without damaging the device and impacting the light output become more difficult. We are investing in technologies that we believe will enable the scribing of these devices without impacting light output and will be capable of scribing the most advanced designs for general illumination applications.

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

Interconnect/ Micromachining Group (IMG)

Our Interconnect/ Micromachining Group products address an expanding set of applications and materials on a broad set of substrates, including panels, continuous-feed reels, and three dimensional components or devices.

Interconnect Via Drilling

For electrical interconnect applications, our laser microvia engineering systems target applications that require the highest accuracy and smallest via (hole) dimensions to create electrical connections between layers in high-density circuit boards, flexible circuits and IC packages. Our microvia drilling technology addresses the rapidly changing applications in IC packages, multichip modules and HDI circuit boards. Our UV laser processing systems employ state-of-the-art technology in lasers, optics and motion control. Our products include single-beam and multi-beam systems that produce high-quality vias with the best-in-class placement accuracy for improved yield of packages and substrates.

Advanced Micromachining

In addition, our systems can be configured with a variety of lasers and material handling devices that make them ideal for other advanced laser-based micromachining applications. As technologies enable shrinking sizes and the form factors of consumer electronics and other devices become more compact, mechanical processes are not able to meet the stringent specifications demanded by manufacturers. We offer several platforms that enable customers to perform precision drilling, scribing, etching, routing or nano-structuring in many different types of materials and devices including glass, metal, plastic, paint and ceramics. The processed material or device is used in many different end markets including microelectronics, computer, medical, energy and display. Our model ML5900 is a particularly versatile platform optimized for industrial production and includes integrated inspection and a rotary stage for parallel processing of devices. We also offer laser ablation systems that ablate material for identification and analysis applications, including forensics, mineral analysis and research. We believe the capabilities of laser-based solutions for micromachining will enable our customers to move beyond the limitations of mechanical processes.

In September 2010, we acquired PyroPhotonics Lasers, Inc., a manufacturer of tailored-pulse fiber lasers. These lasers are used extensively in our memory repair systems. We believe this laser technology can also be utilized in solar and other micromachining applications.

Components Group (CG)

We design and manufacture products that combine high-speed small parts handling technology with real-time control systems to provide highly automated, cost-effective solutions for manufacturers of MLCCs and other passive components such as capacitor arrays, inductors, resistors, varistors and hybrid circuits. These components, produced in quantities of trillions of units per year, process analog, digital and high-frequency signals and are used extensively in nearly all electronic products.

We provide several types of products and solutions in this market. Our MLCC test systems employ high-speed handling and positioning techniques to precisely load, test and sort MLCCs based on their electrical energy storage capacity, or capacitance, and their electrical energy leakage, or dissipation factor. Our 35XX series is the most productive tester in the market today and continues to gain acceptance with major MLCC manufacturers that have traditionally developed and used their own in-house systems. Our optical inspection systems perform six-sided automated inspection of MLCCs and arrays for dimensional criteria and defects. Circuit fine-tuning systems are application-specific laser systems that adjust the electrical performance of a hybrid circuit, or that adjust an electronic assembly containing many circuits, by removing a precise amount of material from one or more circuit components. Finally, we produce consumable products such as carrier plates and termination belts, both of which are used to hold MLCCs during the manufacturing and testing process.

We are applying our proprietary handling technologies used for MLCC test to develop new products to perform high speed optical and visual test of packaged LEDs. Packaged LEDs are sorted by light output and color to enable the manufacturer to optimize price and color matching of the devices. We believe our technologies will provide superior yield and throughput from existing tools.

Customers

Our top ten customers for 2011, 2010 and 2009 accounted for approximately 62%, 56% and 50% of total net sales, respectively. One customer, Apple Inc. and its affiliates, accounted for approximately 24%, 30% and 21% of total net sales in 2011, 2010 and 2009, respectively. Two other customers, Hynix Semiconductor Inc. and Taiyo Yuden Co., Ltd., each individually accounted for approximately 11% of total net sales in 2011. No other customer individually accounted for more than 10% of total net sales in 2011, 2010 or 2009.

See Note 23 “Product and Geographical Information” to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for our net sales by geographic area.

Sales, Marketing and Service

We sell our products worldwide through direct sales and service offices, value-added resellers and independent representatives located around the world. ESI has direct sales and service personnel in Oregon, California and several other states; China, Japan, Korea, Singapore and Taiwan in Asia; and France, Germany and the United Kingdom in Europe. We serve selected customers in the Americas, Europe, Israel and additional countries through manufacturers’ representatives.

We have a substantial base of installed products in use by leading worldwide semiconductor and microelectronics manufacturers. We emphasize strong working relationships with these customers to meet their needs for additional systems and to facilitate the successful development and sale of new products to these customers.

We generally employ service personnel wherever we have a significant installed base. We offer a variety of warranty, maintenance and parts replacement programs to service the requirements of a high-volume manufacturing environment.

Backlog

Backlog consists of purchase orders for products and spare parts that we expect to ship within 12 months and service contracts for performance generally within 24 months. Backlog does not include deferred system revenue. Backlog was $65.5 million at April 2, 2011 compared to $40.6 million at April 3, 2010, representing an increase of 61% driven by higher demand. The stated backlog is not necessarily indicative of sales for any future period, whether as a result of order cancellations or deferrals, shipping or acceptance delays, nor does backlog represent any assurance that we will realize a profit from filling the orders.

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

Our research and development expenditures for 2011, 2010 and 2009 were $41.1 million (16% of net sales), $33.6 million (23% of net sales) and $38.2 million (24% of net sales), respectively.

Competition

Our markets are dynamic, cyclical and highly competitive. The principal competitive factors in our markets are product performance, cost of ownership, ease of use, reliability, service, technical support, a product improvement path, price, established relationships with customers, product familiarity and proprietary technology. We believe that our products compete favorably with respect to these factors. Some of our competitors have greater financial, engineering and manufacturing resources and larger distribution networks than we do. Some of our customers develop, or have the ability to develop, manufacturing equipment similar to our products. Competition in our markets may intensify and our technological advantages may be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.

The principal competitor for our Semiconductor Group is GSI Group Inc. Competitors for LED scribing include Disco Corporation, JP Sercel Associates, Inc. and Laser Solutions, Inc. LCD repair competitors include Quantel USA, Inc. and Hoya Corporation. Our Interconnect/ Micromachining Group competes with laser systems provided by Hitachi Via Mechanics, Ltd., LPKF Laser & Electronics AG, Mitsubishi Electric Corporation and several local Chinese and Korean competitors. For the Components Group, our competitors include Daiichi Jitsugyo Co., Ltd., GSI Group Inc., Humo Laboratory, Ltd. and Tokyo Weld Co., Ltd. as well as component manufacturers that develop systems for internal use.

Manufacturing and Supply

Our primary production facilities are located in Portland, Oregon; Klamath Falls, Oregon; Fremont, California and Singapore. The Portland facility manufactures our SG products and the Klamath Falls facility manufactures CG consumable products. The Fremont facility manufactures our LED and laser ablation products. The Singapore facility manufactures certain IMG and CG systems. Our system manufacturing facilities are located in leased facilities in Singapore. As we move forward with efforts to streamline the organization and improve efficiencies, we expect a growing percentage of final systems will be shipped from Singapore.

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

Patents and Other Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 175 United States patents and 366 patents issued outside of the United States as of April 2, 2011. Additionally, as of April 2, 2011, we had 115 patent applications pending in the United States and 609 patent applications pending outside of the United States. Although our patents are important, we believe that the success of our business also depends on the technical competence and innovation of our employees.

We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.

Employees

As of April 2, 2011, we employed 648 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Environmental Compliance

During fiscal 2011, we achieved ISO 14001 certification for our environmental management system for our Portland, Oregon operations. We do not expect compliance with international, federal, state and local provisions that have been enacted or adopted related to the discharge of materials into the environment or otherwise relating to protection of the environment, to have a material effect on our capital expenditures, earnings or competitive position.

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

Risks Related to Our Competition and Customers

Volatility of Our Customers’ Industries

Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors and LEDs used in consumer electronics, computers, wireless communications and other electronic products. The capital equipment market for semiconductor, microelectronics and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, demand for customers’ products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant downturns in the market for semiconductor and microelectronics used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and operating results. For example, the economic slowdown that began in 2008 resulted in a decrease in orders for all of our product groups for each quarter throughout 2009, with virtually no orders for our memory repair systems throughout 2010. Additionally, some of our customers’ ability to access credit was adversely affected, limiting their ability to purchase our products. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength and continuity of recovery in the US economy where many of the products produced by our customers are sold and the global economy in general; access to capital; the stability of financial systems; and the overall health of the semiconductor, microelectronics, LED and consumer electronics industries.

Highly Competitive Markets

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

Increased Price Pressure

We have experienced and continue to experience price pressure in the sale of our products, from both competitors and customers. Pricing pressures typically have become more intense during cyclical downturns when competitors seek to maintain or increase market share, reduce inventory or introduce more technologically advanced products. In addition, we may agree to pricing concessions with our customers in connection with volume orders. Our business, financial condition, margins or results of operations may be materially and adversely affected by competitive pressure and intense price-based competition.

Revenues are Largely Dependent on Few Customers

We depend on a few significant customers for a large portion of our revenues. In 2011, our top ten customers accounted for approximately 62% of total net sales, with one customer accounting for approximately 24% of total net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation between customers, changes in various partnership and technology arrangements between customers, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue. Furthermore, none of our customers have any long-term obligation to continue to buy our products or services and may, therefore delay, reduce or cease ordering our products or services at any time. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected.

Revenues are Largely Based on the Sale of a Small Number of Product Units

We derive a substantial portion of our revenue from the sale of a relatively small number of products. Accordingly, our revenues, margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors in addition to those described above, including:

•	changes in the timing and terms of product orders by our customers;

•	changes in the mix of products and services that we sell;

•	timing and market acceptance of our new product introductions; and

•	delays or problems in the planned introduction of new products, or in the performance of any such products following delivery to customers.

As a result of these risks, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance.

Risks Related to Our Supply Chain and Production

Variability of Production Capacity

To meet rapidly changing demand in the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions and effectively manage our supply chain. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. Conversely, when upturns occur in the markets we serve, we may have difficulty rapidly and effectively increasing our manufacturing capacity or procuring sufficient materials to meet sudden increases in customer demand that could result in the loss of business to our competitors and harm to our relationships with our customers. If we are not able to timely and appropriately adapt to changes in our business environment, our business, financial condition or results of operations may be materially and adversely affected.

Problems with Critical Suppliers

We use a wide range of components from numerous suppliers in the manufacture of our products, including custom electronic, laser, optical and mechanical components. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, some key parts are available only from a single supplier or a limited group of suppliers in the short term. In addition, some of the lasers we use in our products are difficult to manufacture, and as a result we may not receive an adequate supply of lasers in a timely fashion to fill orders. Operations at our suppliers’ facilities are subject to disruption or discontinuation for a variety of reasons, including changes in business relationships, competitive factors, financial difficulties, work stoppages, fire, natural disasters or other causes. Any such disruption or discontinuation to our suppliers’ operations could interrupt or reduce our manufacturing activities and delay delivery of our products, any or all of which could materially and adversely affect our results of operations. In addition, when markets recover from the recent economic downturn, there is a heightened risk that one or more of our suppliers may not be able to meet increased demand requirements, adversely impacting our ability to fulfill orders and win business with our customers.

Problems with Contract Manufacturers

We have arrangements with contract manufacturers to complete the manufacturing of certain of our products or product subcomponents. Any significant interruption in our contract manufacturers’ ability to provide manufacturing services to us as a result of contractual disputes with us or another party, labor disruptions, financial difficulties, natural disasters, delay or interruption in the receipt of inventory, customer prioritization or other causes could result in reduced manufacturing capabilities or delayed deliveries for certain of our products, any or all of which could materially and adversely affect our results of operations.

Charges for Excess or Obsolete Inventory

One factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory that may not be usable under the new strategy, which may also result in material accounting charges. For example, during 2009, we wrote-off $4.1 million of material from a research, development and engineering program due to a change in our product development strategy.

Risks Related to Our Organization

Operating a Global Business

International shipments accounted for 93% of net sales in 2011, with 89% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including a Singapore manufacturing facility, research and development facilities in Taiwan and China, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

•	periodic local or geographic economic downturns and unstable political conditions;

•	price and currency exchange controls;

•	fluctuation in the relative values of currencies;

•	difficulty in repatriating money, whether as a result of tax laws or otherwise;

•	difficulties protecting intellectual property;

•	compliance with labor laws and other laws governing employees;

•	local labor disputes;

•	shipping delays and disruptions;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; and

•	difficulties in managing a global enterprise, including staffing, collecting accounts receivable, and managing suppliers, distributors and representatives.

Our business and operating results could also be impacted, directly or indirectly, by natural disasters, outbreaks of infectious disease, military action, international conflicts, terrorist activities, civil unrest and associated political instability. Many of our facilities, including our Portland, Oregon headquarters are in areas with known earthquake risk. Any such events or circumstances may also result in heightened security concerns with respect to domestic and international travel and commerce, which may further affect our business and operating results. In particular, due to these uncertainties, we are subject to the following additional risks:

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

Implementation and Modification of Globalization Strategy

We are implementing our globalization strategy in which we are moving certain operational resources and capabilities to different countries in Asia to be closer to many of our significant customers and to reduce costs. We believe this strategy will enhance customer relationships, improve our responsiveness, and reduce our manufacturing costs for certain products. We opened a manufacturing facility in Singapore in the fourth quarter of 2010 for certain IMG and CG products.

Our globalization strategy is subject to a variety of complexities and risks, many of which we have little experience managing, and which may divert a substantial amount of management’s time. These risks include:

•	challenges in designing new facilities that can be scaled for future expansion, replicating current processes and bringing new facilities up to full operation;

•	unpredictable costs, redundancy costs and cost overruns for developing new facilities and acquiring equipment;

•	building local management teams, technical personnel and other staff for functions that we have not previously conducted outside of the United States;

•	technical obstacles such as poor production or process yield and loss of quality control during the ramp of a new facility;

•	re-qualifications and other procedures that may be required by our customers;

•	our ability to bring up local suppliers to meet our quality and cycle-time needs;

•	our ability to reduce costs in the United States as we add costs in Asia;

•	rapidly changing business conditions that may require plans to be changed or abandoned before they are fully implemented; and

•	challenges posed by distance and by differences in language and culture.

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

Acquisitions and Divestitures

We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our September 2010 acquisition of certain assets of PyroPhotonics Lasers, Inc. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of the merged businesses;

•	implementation of our enterprise resource planning (ERP) system into the acquired company’s operations;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of the acquired company;

•	lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	difficulties establishing satisfactory internal controls at the acquired company;

•	risks and uncertainties relating to the performance of the combined company following the transaction; and

•	acquiring unanticipated liabilities for which we will not be indemnified.

Furthermore, the accounting for an acquisition could result in significant charges resulting from amortization or write-off of intangible assets we acquire. Our inability to effectively manage these risks could result in our inability to realize the anticipated benefits of an acquisition on a timely basis, or at all, and materially and adversely affect our business, financial condition and results of operations. In addition, all acquisition transaction costs must be expensed as incurred rather than capitalized, which may have a material adverse effect on our results of operations.

The means by which we finance an acquisition may also significantly affect our business or the value of the shares of our common stock. If we issue common stock to pay for an acquisition, the ownership percentage of our existing shareholders will be diluted and the value of the shares held by our existing shareholders could be reduced. If we use cash on hand to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. If we borrow funds in connection with an acquisition, we would be required to use cash to service the debt and to comply with financial and other covenants.

We may from time to time also make strategic investments in development stage companies. Investments in development stage companies are subject to a high degree of risk. We cannot assure you that we will not lose all or a portion of our investment in any such company.

Hiring and Retention of Personnel

Our continued success depends in part upon the services of our key managerial, financial and technical personnel. The loss of key personnel, or our inability to attract, assimilate and retain qualified personnel, could result in the loss of customers, inhibit our ability to operate and grow our business and otherwise have a material adverse effect on our business and results of operations. We have previously had to, and may in the future have to, impose salary reductions on employees during economic downturns in an effort to maintain our financial position. These actions may have an adverse effect on employee loyalty and may make it more difficult for us to attract and retain key personnel. Competition for qualified personnel in the industries in which we compete is intense, and we may not be successful in attracting and retaining qualified personnel. We may incur significant costs in our efforts to recruit and retain key personnel, which could affect our financial position and results of operations.

Risks Related to Technology

Markets Characterized by Rapid Technological Change

The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes and the requirements of current and potential customers. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. The introduction by us or by our competitors of new or enhanced products, or alternative technologies, may cause our customers to defer, change or cancel orders for our existing products or cease purchasing our products altogether. For example, for many years the semiconductor memory industry has explored alternative redundancy technologies such as electrical redundancy technology. If our customers were to achieve sufficient yield improvement with one of these technologies, and adopt it into their manufacturing process, there would be a material adverse effect on the size of the addressable market of our memory yield improvement systems. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technology changes or emerging industry standards. If we are unable to develop new or enhanced products to address product or technology changes or new industry standards on a timely basis or at all, or if our new or enhanced products are not accepted by the market, or if our customers adopt alternative technologies, our business, results of operations and financial condition may be adversely affected.

Need to Invest in Research and Development

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

Products are Highly Complex

Our products are highly complex, and our extensive product development, manufacturing and testing processes may not be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us. As a result, we may have to replace certain components or provide remediation in response to the discovery of defects in products after they are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers and other losses to us or to our customers. These occurrences could also result in the loss of, or delay in, market acceptance of our products, loss of sales and increased expenses and warranty costs, which would harm our business and adversely affect our revenues and profitability.

Risks Related to Legal Matters

Protection of Proprietary Rights – Generally

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

Protection of Proprietary Rights – Foreign Jurisdictions

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

Intellectual Property Infringement Claims

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

Tax Audits and Changes in Tax Law

We are periodically under audit by United States and foreign tax authorities and may have exposure to additional tax liabilities as a result. Significant judgment is required in determining our provision for income and other tax liabilities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and the impact of changes in tax laws or the interpretation of tax laws could result in material differences from what is reflected in historical income tax accruals. If additional taxes are assessed as a result of an examination, a material effect on our financial results, tax positions or cash flows could occur in the period or periods in which the determination is made.

Legal Proceedings

From time to time we are subject to various legal proceedings, including breach of contract and claims that involve possible infringement of patent or other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. For example, in December 2010, an arbitrator ruled that James Dooley, our former Chief Executive Officer, is entitled to severance in connection with his 2003 termination for cause. Although we are contesting this decision, we recorded approximately $1.4 million in legal settlement costs in 2011. Any litigation could result in substantial cost and diversion of management’s attention, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in loss of our property rights, subject us to significant liabilities, require us to seek licenses from others or prevent us from manufacturing or selling our products, any of which could materially adversely affect our business, financial condition, results of operations or cash flows.

Provisions Restricting Our Acquisition

Our articles of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. Our Board of Directors has also adopted a shareholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. In addition, the Oregon Control Share Act and the Oregon Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required for a person to acquire control of us through a proxy contest or the election of a majority of our Board of Directors, and may deter efforts to obtain control of us and may make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by our shareholders.

Risks Related to Financial Matters

Unfavorable Currency Exchange Rate Fluctuations

Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to those customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, some of our foreign sales are denominated in the currency of the country in which these products are sold and the currency we receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into forward exchange contracts to hedge the value of accounts receivable primarily denominated in Japanese yen and other currencies. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could adversely affect our results of operations.

Fluctuations in Effective Tax Rate

As a global company, we are subject to taxation in the United States and numerous foreign jurisdictions. Our effective tax rate is subject to fluctuation from one period to the next because the income tax rates for each year are a function of many factors, including: (a) taxable income levels and the effects of a mix of profits (losses) earned by ESI and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates; (b) our ability to utilize deferred tax assets; (c) taxes, refunds, interest or penalties resulting from tax audits; (d) the magnitude of various credits and deductions as a percentage of total taxable income; and (e) changes in tax laws or the interpretation of such tax laws. Changes in the mix of these items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position and results of operations.

Impairment of Intangible Assets

We held a total of $10.1 million in acquired intangible assets (See Note 11 “Acquired Intangible Assets”) and $4.0 million in goodwill (See Note 10 “Goodwill”) at April 2, 2011. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. If such an adverse event occurred and had the effect of changing one of the critical assumptions or estimates related to the fair value of our intangible assets or goodwill, an impairment charge could result. For example, during 2009, as a result of a decrease in our market capitalization, we recorded a goodwill impairment charge of $17.4 million to write off all existing goodwill. Any such impairment charges may have a material negative impact on our financial condition and operating results.

Stock Price Volatility

The market price of our common stock has fluctuated widely. During fiscal 2011, our stock price fluctuated between a high of $17.44 per share and a low of $10.46 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which our outside of our control, may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the semiconductor and other industries into which we sell products;

•	general economic conditions;

•	political changes, hostilities or natural disasters;

•	low trading volume of our common stock;

•	the number of analysts covering our common stock; and

•	the number of firms making a market in our common stock.

In addition, the stock market has recently experienced significant price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high-technology companies like ours. These market fluctuations could adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive and administrative headquarters, which houses our primary engineering and marketing functions as well as some of our Semiconductor Group (SG) manufacturing facilities, are located in a four-building complex with 250,800 square feet of space on 15 acres in Portland, Oregon. Additionally, our Components Group (CG) consumable products are manufactured at a 53,000 square foot plant on 31 acres in Klamath Falls, Oregon. We own all of these buildings. We believe the productive capacity of these facilities to be adequate and suitable for the requirements of our business for the foreseeable future.

Our primary system manufacturing facilities are located in leased facilities in Singapore. We lease approximately 26,000 square feet of facilities in Singapore where we manufacture certain Interconnect/ Micromachining Group (IMG) and CG products. We also lease approximately 65,000 square feet of facilities in Fremont, California that are used for New Wave Research operations and product manufacturing. Additionally, we lease other office and facility space in various locations throughout the United States and various foreign countries.

Item 3.	Legal Proceedings

Legal Settlement

In 2009, James Dooley, former Chief Executive Officer, initiated arbitration against us seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the arbitrator ruled that, despite having pled guilty to violating federal securities laws by willfully and knowingly making false statements to the Company’s accountants, Dooley’s actions did not satisfy the definition of cause under his employment agreement. As a result, the arbitrator determined that Dooley is entitled to severance benefits under his employment agreement, plus interest from June 2005. This proceeding was subject to binding arbitration under the terms of the employment agreement. Accordingly, we recognized approximately $1.4 million in legal settlement costs in 2011. On December 27, 2010, we filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon. On May 17, 2011, the court ruled in favor of Mr. Dooley. On May 19, 2011, we filed a motion for the court to admit into evidence certain testimony of Mr. Dooley, arguing that the court was in error in not admitting it in the proceeding, and asking the court to reconsider its ruling based on that evidence. On June 14, 2011, the court ruled in favor of admitting the testimony into evidence, but also reaffirmed its original ruling upholding the arbitrator’s award.

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

Pursuant to the Court’s PAO and PIO, we were required to post Taiwan dollar security bonds with the Court. In July 2009, we established a letter of credit as a partial substitution for the security bonds and received back $2.0 million from the Court. The letter of credit is collateralized by $2.4 million of restricted cash. In September 2009, we established an additional letter of credit and received back the remaining $7.1 million of the security bonds. This second letter of credit is collateralized by $8.4 million of restricted cash. The total restricted cash balance of $10.8 million is included in the Consolidated Balance Sheets at April 2, 2011 as a current asset.

On June 3, 2011 the Court orally announced its judgment, finding that All Ring had infringed the 207469 patent, ordering All Ring to pay ESI approximately $24 million plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the 207469 patent. The written judgment was issued on June 13, 2011. All Ring has publicly indicated that it intends to appeal this judgment. See Note 25 “Subsequent Events” to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for additional information.

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

Common Stock Prices and Dividends

Our common stock trades on the NASDAQ Stock Market under the symbol ESIO. There were 606 shareholders of record as of June 6, 2011, and on that date there were 28,501,572 common shares outstanding. The closing price on June 6, 2011 was $16.14.

The following table shows the high and low closing prices for our common stock as reported on the NASDAQ Stock Market for the fiscal quarters indicated:

Fiscal 2011	High	Low
Quarter 1	$14.87	$11.96
Quarter 2	13.42	10.46
Quarter 3	16.77	10.69
Quarter 4	17.44	14.93
Fiscal 2010	High	Low
Quarter 1	$12.08	$5.92
Quarter 2	13.19	10.55
Quarter 3	14.36	9.73
Quarter 4	13.90	10.19

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

We did not repurchase any shares under this program during 2011. As of April 2, 2011, a total of 372,825 shares have been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Any cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Consolidated Statements of Cash Flows.

Disclosures related to securities authorized for issuance under our Equity Compensation Plans are incorporated by reference into Item 12 of this annual report on Form 10-K , Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, from our Proxy Statement for our fiscal 2011 annual meeting.

Stock Performance Graph

The graph below compares the cumulative 58-month total return to holders of Electro Scientific Industries, Inc. common stock with the cumulative total returns of the S&P 500 Index and the S&P Information Technology Index for the same period. The graph assumes that the value of the investment in Electro Scientific Industries, Inc. common stock and in each of the indices (including reinvestment of dividends) was $100 on June 3, 2006 and tracks it through April 2, 2011.

Historical stock price performance should not be relied upon as indicative of future stock price performance.

	Cumulative Total Return
	June 3, 2006	June 2, 2007	March 29, 2008	March 28, 2009	April 3, 2010	April 2, 2011
Electro Scientific Industries, Inc.	100.00	104.91	81.92	31.80	66.23	86.28
S&P 500	100.00	121.51	105.73	67.32	99.33	114.59
S&P Information Technology	100.00	121.62	109.53	77.84	121.96	136.21

Copyright© 2011 Morningstar. All rights reserved. (www.performancegraph@morningstar.com)

Item 6.	Selected Financial Data

(In thousands, except per share data)	2011	2010	2009	2008	2007
Statement of Operations Data
Net Sales	$256,811	$148,893	$157,313	$247,155	$250,824
Provision for (benefit from) income taxes[3]	390	(9,778)	(13,627)	9,923	11,103
Net income (loss) [1,2,3,4,5]	7,934	(11,984)	(51,050)	16,589	23,524
Net income (loss) per share—basic[1,2,3,4,5]	0.28	(0.44)	(1.89)	0.59	0.81
Net income (loss) per share—diluted[1,2,3,4,5]	0.28	(0.44)	(1.89)	0.59	0.80

Balance Sheet Data
Cash and cash equivalents, restricted cash, short-term investments and auction rate securities[6,7,8,9]	$201,592	$171,320	$161,925	$160,905	$228,691
Working capital	259,739	253,728	246,910	274,667	327,288
Net property, plant and equipment	39,661	40,590	43,005	47,962	43,859
Total assets	440,167	394,418	384,247	455,612	465,668
Long-term debt	—	—	—	—	—
Shareholders’ equity	362,299	342,662	343,523	392,240	408,330

1.	Fiscal 2011 included pretax expenses of $1.4 million for legal settlement costs, $0.8 million for restructuring costs, $2.0 million for amortization of acquired intangible assets and a pretax benefit of $0.7 million from sale of previously impaired auction rate securities. Fiscal 2011 also included pretax expense of $9.3 million of share-based compensation expense.
2.	Fiscal 2010 included a pretax benefit of $4.5 million for net merger termination proceeds, a charge of $1.3 million for other-than-temporary impairment of auction rate securities and pretax expense of $2.1 million for amortization of acquired intangible assets. Fiscal 2010 also included pretax expense of $7.7 million of share-based compensation expense.
3.	Fiscal 2009 included pretax expenses of $17.4 million for a goodwill impairment charge, $13.6 million for other-than-temporary impairment of auction rate securities and $6.0 million for increases to the valuation allowance on deferred tax assets. Fiscal 2009 also included pretax expenses of $2.3 million for amortization of acquired intangible assets, $4.0 million for restructuring costs, $4.1 million for the write-off of materials from an RD&E program due to a change in product development strategy and $4.4 million in share-based compensation expense.
4.	Fiscal 2008, a ten month fiscal period, included a pretax charge of $3.3 million to record the fair value adjustments primarily related to acquired inventory and amortization of acquired intangibles, a charge of $2.8 million to record the write-off of acquired in-process research & development related to the acquisition of New Wave Research, Inc., and pretax expenses of $2.1 million for amortization of acquired intangible assets, $1.0 million of restructuring costs and $3.7 million in share-based compensation expense.
5.	Fiscal 2007 included pretax gains of $1.3 million for an insurance recovery on fire-damaged demonstration systems and $1.0 million for an insurance settlement related to shareholder and derivative lawsuits. Fiscal 2007 also included pretax expense of $2.9 million in share-based compensation expense.
6.	Fiscal 2011 included auction rate securities at a fair value of $5.2 million.
7.	Fiscal 2010 included auction rate securities at a fair value of $5.0 million.
8.	Fiscal 2009 included auction rate securities at a fair value of $6.0 million.
9.	Fiscal 2008 included auction rate securities at a fair value of $15.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. Our advanced laser systems enable precise structuring and testing of micron to submicron features in components and devices which are used in a wide variety of end products in the consumer electronics, computer, communications and other industries. These features enable our customers to achieve functionality, or improve yield and productivity in their manufacturing processes that can be critical to their profitability. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.

Our advanced laser microengineering systems allow semiconductor, microelectronics, and other microtechnology manufacturers to physically alter select device features during high-volume production in order to increase performance and improve production yields. Laser microengineering comprises a set of precise micron-level processes, including advanced micromachining, via drilling, wafer scribing and dicing, material ablation, semiconductor memory-link cutting, electronic device trimming, and nano-level structuring to alter material characteristics such as color and texture. These processes require application-specific laser systems able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance for semiconductor devices, flexible interconnect material, high-density interconnect (HDI) circuits, advanced semiconductor packaging, light emitting diodes (LEDs), flat panel liquid crystal displays (LCDs) and other high value components.

Additionally, we produce high-capacity test and optical inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical, physical and optical tolerances required to perform properly.

Overview of Financial Results

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2011 reporting period consisted of a 52-week period ending on April 2, 2011, our fiscal 2010 reporting period consisted of a 53-week period ending on April 3, 2010 and our fiscal 2009 reporting period consisted of a 52-week period ending on March 28, 2009. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

The financial results of 2011 reflected a growth year for us with solid operational performance across all of our business groups. Our markets reflected healthy capital spending by dynamic random access memory (DRAM), LED and consumer electronics manufacturers. As a result, our total order volume of $284.6 million in 2011 increased approximately 64% compared to orders of $173.4 million in 2010.

Orders for our Semiconductor Group (SG) products increased approximately 171% during 2011 compared to 2010. The increase was primarily due to increased demand for our Memory Repair and LED Scribing systems. The demand for DRAM, especially mobile DRAM, has driven increased capacity requirements from our memory repair customers that created a significant recovery from the downturn experienced in 2009 and 2010. Additionally, increased demand for LEDs in backlit displays, high-definition televisions and general illumination drove higher orders for our LED wafer scribing products.

Orders for our Components Group (CG) products decreased approximately 4% during 2011 compared to 2010. This slight decrease reflected the timing of orders and the cycle for customers to purchase and absorb deliveries of our systems. Our MLCC customers continue to experience high utilization of existing capacity as demand for consumer electronics drives growth in MLCC consumption.

Orders for our Interconnect/ Micromachining Group (IMG) products increased by approximately 63% during 2011 compared to 2010. The increase was due to continued growth in both our flex interconnect and advanced micromachining businesses. The release of our new model 5330xi for via drilling has been quickly adopted by our flex circuit customers as they support the increasing demand for mobile electronics. Our model ML5900 has driven record orders for our advanced micromachining business with continued strong demand for new and existing applications.

Total shipments were $259.6 million in 2011 compared to $151.2 million in 2010 as a result of strong orders across all product lines. By product group, SG shipments increased by approximately 188% in 2011, CG shipments increased by approximately 58% and IMG shipments increased by approximately 40%. Backlog was $65.5 million as of April 2, 2011 compared to $40.6 million as of April 3, 2010.

Gross margins were 42.4% on net sales of $256.8 million in 2011 compared to 37.5% on net sales of $148.9 million in 2010. The increase in gross margin percentage was due largely to leveraging of higher production volume relative to fixed costs.

Net operating expenses of $101.5 million in 2011 increased $23.9 million from $77.6 million in 2010. This increase was primarily due to a $9.7 million increase in selling, service and administration (SS&A) costs, $7.5 million increase in research, development and engineering (RD&E) costs, a $1.4 million legal settlement cost and a $0.8 million increase in restructuring costs. In 2010, we recorded $4.5 million for net merger termination proceeds that partially reduced operating expenses. The increase in the SS&A and RD&E for 2011 was primarily attributable to higher compensation costs, including labor expense and variable pay, and higher project spending due to overall increases in business activity and improved operating results. In addition, we had initiated several temporary cost reduction measures in 2009 and 2010, including salary reductions, which were restored in late 2010.

Operating income was $7.4 million in 2011 compared to an operating loss of $21.8 million in 2010, an increase of $29.2 million. This improvement was primarily due to higher revenue and gross profit partially offset by the increase in operating expenses. Non-operating income was $0.9 million in 2011 compared to $0.01 million in 2010. The increase was primarily due to a gain of $0.7 million from the sale of previously impaired auction rate securities (ARS) and no additional impairment of ARS in 2011, compared to an other-than-temporary impairment charge for ARS of $1.3 million in 2010. Additionally, interest and other income declined approximately $1.2 million resulting from lower interest income yields and foreign currency fluctuations. Net income was $7.9 million in 2011 compared to a net loss of $12.0 million in 2010, primarily due to improved gross profit on higher revenues offsetting the impact of higher operating expenses.

Results of Operations

The following table presents results of operations data as a percentage of net sales for the years ended April 2, 2011, April 3, 2010 and March 28, 2009:

	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.6	62.5	62.9

Gross margin	42.4	37.5	37.1
Selling, service and administration	22.7	32.5	32.6
Research, development and engineering	16.0	22.6	24.3
Legal settlement costs	0.5	—	—
Restructuring costs	0.3	—	2.5
Merger (termination proceeds) transaction costs, net	—	(3.0)	1.2
Goodwill impairment charge	—	—	11.1

Operating income (loss)	2.9	(14.6)	(34.6)
Sale of previously impaired auction rate securities	0.3	—	—
Other-than-temporary impairment of auction rate securities	—	(0.9)	(8.6)
Interest and other income, net	0.1	0.9	2.0

Income (loss) before income taxes	3.3	(14.6)	(41.2)
Provision for (benefit from) income taxes	0.2	(6.6)	(8.7)

Net income (loss)	3.1%	(8.0)%	(32.5)%

Fiscal Year Ended April 2, 2011 Compared to Fiscal Year Ended April 3, 2010

Net Sales

The following table presents net sales information by product group:

	2011		2010
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$78,739	30.7%	$28,525	19.2%
Components Group (CG)	54,184	21.1	31,697	21.3
Interconnect/ Micromachining Group (IMG)	123,888	48.2	88,671	59.5

	$256,811	100.0%	$148,893	100.0%

Net sales for 2011 increased $107.9 million or 72% over net sales for 2010. Sales increased in all three business groups, with significant dollar increases in SG and IMG.

SG sales for 2011 increased $50.2 million or 176% compared to 2010. The increase in SG revenues was primarily driven by recovery in the DRAM market and expansion of LED manufacturing in Asia. Strong prices for DRAM combined with increasing demand for Mobile DRAM for portable electronics drove additional demand for our memory repair systems. Additionally, with the release of our proprietary tailored pulse laser technology, we were able to increase our market share in laser-based memory repair.

CG sales for 2011 were up $22.5 million or 71% compared to 2010. This increase was due to deliveries of MLCC test systems and consumable parts on higher orders that began in the second half of 2010. Utilization levels of existing capacity have remained high as our customers satisfy the increasing demand for MLCCs in consumer electronics.

IMG sales for 2011 increased $35.2 million or 40% compared to 2010. The increase in IMG sales was driven by higher sales of our flex-circuit via drilling and advanced micromachining systems. Demand from the flex-circuit and integrated circuit packaging segments of the market has continued to strengthen as a result of consumer demand for portable electronics. Additionally, demand continues to increase for advanced micromachining products with the development of new applications as well as follow-on orders to expand capacity for existing applications.

The following table presents net sales information by geographic region:

	2011		2010
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$229,420	89.3%	$124,078	83.4%
Americas	15,647	6.1	14,189	9.5
Europe	11,744	4.6	10,626	7.1

	$256,811	100.0%	$148,893	100.0%

Net sales for 2011 increased across all geographic regions compared to 2010, but primarily in Asia where net sales increased 85%. Sales increased in all three product groups in Asia as a result of a continued trend by our customers to source their high-volume manufacturing in that region.

Gross Profit

	2011		2010
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$108,949	42.4%	$55,865	37.5%

Gross profit was $108.9 million for 2011, an increase of $53.1 million or 95% compared to 2010. Gross profit increased largely due to the higher sales discussed above, combined with the favorable impact of higher production utilizing the same fixed costs.

Gross profit as a percentage of net sales was 42.4% for 2011 compared to 37.5% for 2010. This improvement was largely due to leveraging of higher production volume relative to fixed costs, and also improvements in product mix during the year.

Operating Expenses

	2011		2010
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$58,262	22.7%	$48,536	32.5%
Research, development and engineering	41,095	16.0	33,618	22.6
Legal settlement costs	1,367	0.5	—	—
Restructuring costs	797	0.3	—	—
Merger termination proceeds, net	—	—	(4,516)	(3.0)

	$101,521	39.5%	$77,638	52.1%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses for 2011 increased $9.7 million compared to 2010. This increase was primarily attributable to overall increases in business activity and improved operating results driven by sustained macroeconomic and electronics industry recoveries, which resulted in increased headcount and higher compensation costs. Other factors included an increase in share-based compensation expense of $1.4 million driven by incremental charges of our annual stock grant and an acquisition cost of $0.3 million resulting from a business acquisition in 2011. In addition, we initiated several temporary cost reduction measures in 2009 and 2010, including salary reductions, which were restored in late 2010. These increases in expenses were partially offset by acquisition settlement proceeds of $0.9 million received and lower purchase accounting expense in 2011.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses for 2011 increased $7.5 million compared to 2010. This increase was primarily due to increased project expenses, headcount and compensation expense, including the restoration of higher levels of pay.

Share-Based Compensation

The preceding table of operating expense included $8.2 million and $6.7 million of share-based compensation expense for 2011 and 2010, respectively. Share-based compensation expense increased in 2011 compared to 2010 primarily due to the incremental charges from the annual stock grant in 2011.

Legal Settlement Costs

In 2009, James Dooley, former Chief Executive Officer of the Company, initiated arbitration against us seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the assigned arbitrator ruled in favor of Mr. Dooley and, as a result, we recognized approximately $1.4 million in legal settlement costs in 2011. On December 27, 2010, we filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon. On May 17, 2011, the court ruled in favor of Mr. Dooley. On May 19, 2011, we filed a motion for the court to admit into evidence certain testimony of Mr. Dooley, arguing that the court was in error in not admitting it in the proceeding, and asking the court to reconsider its ruling based on that evidence. On June 14, 2011, the court ruled in favor of admitting the testimony into evidence, but also reaffirmed its original ruling upholding the arbitrator’s award.

Restructuring Costs

As part of our globalization strategy, during 2011, we initiated a restructuring plan to reduce our worldwide cost structure through transition of certain procurement and manufacturing activities to Asia. As a result of these planned actions, we recognized $0.8 million of restructuring costs in 2011.

Merger Termination Proceeds, net

No merger termination proceeds or merger transaction costs were received or incurred in 2011. Net merger termination proceeds for 2010 were $4.5 million, which represented the receipt of a $5.4 million merger termination fee offset by $0.9 million of merger transaction costs.

Non-operating Income and Expense

Sale of Previously Impaired Auction Rate Securities (ARS)

In 2011, we sold a certain ARS with a par value of $3.0 million for approximately $0.7 million, and recorded a gain of $0.7 million as the security was previously written down to zero value. See Note 5 “Fair Value Measurements” to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further discussion on the ARS.

Other-than-temporary Impairment of Auction Rate Securities (ARS)

There was no other-than-temporary impairment charge of ARS in 2011. In 2010, other-than-temporary impairment charges related to our ARS were $1.3 million. This charge was recorded during the fourth quarter due to the suspension of interest payments by the issuer of certain of our ARS and decreases in the credit quality of bond insurers of certain of our other ARS. See Note 5 “Fair Value Measurements” to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further discussion on the ARS.

Interest and Other Income, net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, ARS valuation fees and other miscellaneous non-operating items. Net interest and other income was as follows:

	2011		2010
(In thousands, except percentages)	Interest and Other Income, net	% of Net Sales	Interest and Other Income, net	% of Net Sales
Interest and other income, net	$188	0.1%	$1,358	0.9%

In 2011, interest and other income, net, was $0.2 million, compared to $1.4 million in 2010. The decrease was primarily attributable to the lower interest income due to market-driven decreases in yields, foreign currency losses due to appreciation of the Chinese Yuan, higher hedging costs of the Korean Won and increased bank fees due to higher banking activity in 2011.

Income Taxes

	2011		2010
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Provision for (benefit from) income taxes	$390	4.7%	$(9,778)	44.9%

The income tax provision for 2011 was $0.4 million on pretax income of $8.3 million, an effective rate of 4.7%. For 2010, the income tax benefit was $9.8 million on pretax loss of $21.8 million, an effective rate of 44.9%. In 2011, our effective tax rate was favorably impacted by the increased tax advantages from growth in our Singapore manufacturing operations, benefits from the extension of the research and development tax credit benefit and the recognition of domestic production activities benefit.

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

Net Income (Loss)

	2011		2010
(In thousands, except percentages)	Net Income	% of Net Sales	Net Loss	% of Net Sales
Net income (loss)	$7,934	3.1%	$(11,984)	(8.0)%

As a result of the factors discussed above, net income for 2011 was $7.9 million, or $0.28 per basic and diluted share, compared to net loss of $12.0 million, or $0.44 per basic share for 2010.

Fiscal Year Ended April 3, 2010 Compared to Fiscal Year Ended March 28, 2009

Net Sales

The following table presents net sales information by product group:

	2010		2009
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$28,525	19.2%	$44,855	28.5%
Components Group (CG)	31,697	21.3	29,243	18.6
Interconnect/ Micromachining Group (IMG)	88,671	59.5	83,215	52.9

	$148,893	100.0%	$157,313	100.0%

Net sales for 2010 decreased $8.4 million or 5% over net sales for 2009. A significant decrease in SG net sales was partially offset by increases in IMG and CG.

SG sales for 2010 decreased $16.3 million or 36% compared to 2009. The reduction in SG revenues was primarily attributable to the weakness in memory markets that began in early 2009 and continued to impact sales through 2010 as our customers absorbed existing production capacity. The slow recovery of the memory markets was partially offset by increased sales of our LED wafer scribing and LCD repair products during 2010 as consumer demand for LED-backlit displays and televisions in turn drove improved markets for these products.

CG sales for 2010 were up $2.5 million or 8% compared to 2009. This increase was primarily due to increased capacity utilization by our MLCC manufacturing customers. In 2009, the global economic slowdown led to excess production capacity; however, in 2010, increasing demand for consumer electronics drove stronger capacity utilization and additional capital investment by our customers.

IMG sales for 2010 increased $5.5 million or 7% compared to 2009. The increase in IMG sales was primarily driven by demand for our advanced micromachining products from new applications, including a large order for our new model ML5900 which led revenue in the fourth quarter of 2010. Additionally, demand in the flex-circuit and integrated circuit packaging segments of the market remained strong as a result of consumer demand for smart phones and other hand-held devices.

The following table presents net sales information by geographic region:

	2010		2009
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$124,078	83.4%	$110,114	70.0%
Americas	14,189	9.5	30,637	19.5
Europe	10,626	7.1	16,562	10.5

	$148,893	100.0%	$157,313	100.0%

Net sales to Asia for 2010 increased $14.0 million or 13% compared to 2009. The increase in net sales reflects improvement in customer spending on electronic equipment combined with a continued trend by our customers to source their high-volume manufacturing in Asia.

Net sales to the Americas for 2010 declined $16.4 million or 54% compared to 2009. This decrease was due to reduced capital investment primarily by our semiconductor customers as they utilize existing capacity from purchases in prior years.

Net sales to Europe for 2010 declined $5.9 million or 36% compared to 2009. This decrease was primarily due to a reduction in SG sales in the region, reflecting the impact of the global economic downturn on key customers in that region, including the bankruptcy of Qimonda AG.

Gross Profit

	2010		2009
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$55,865	37.5%	$58,418	37.1%

Gross profit was $55.9 million for 2010, a decrease of $2.6 million or 4% compared to 2009. The net dollar decrease was primarily caused by decreased revenue levels, partially offset by a favorable shift in product mix.

Gross profit as a percentage of net sales was 37.5% in 2010 compared to 37.1% in 2009. This improvement reflects a favorable product mix in 2010 compared to 2009.

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

Selling, Service and Administration

SS&A expenses for 2010 were $2.7 million lower than 2009. Excluding the impact of a $2.6 million increase in share-based compensation expense, primarily driven by incremental charges for our annual stock grant, the decrease was $5.3 million. This decrease was the result of cost savings realized through restructuring actions initiated during 2009 and temporary cost reduction measures, including salary reductions, during the first three quarters of 2010.

Research, Development and Engineering

RD&E expenses for 2010 were $4.6 million lower than 2009. This decrease was primarily due to a $4.1 million charge taken in 2009 to write off material from an RD&E program due to a change in our product development strategy. Excluding the impact of this charge, RD&E expenses declined $0.5 million. This decrease was due to our lower cost structure following the restructuring actions initiated in 2009 and the temporary cost reduction measures that were in effect during most of 2010, partially offset by an increase in share-based compensation expense and higher project spending related to new-product investment.

Share-Based Compensation

The preceding table of operating expenses included $6.7 million and $3.7 million of share-based compensation expense for 2010 and 2009, respectively. Share-based compensation expense increased in 2010 compared to 2009 primarily due to a higher number of grants awarded in 2010 to counteract the effect of the economic downturn and increase employee retention over the longer term. Additionally, 2009 included a reduction in expense due to the impact of termination-related forfeitures during 2009.

Goodwill Impairment Charge

No goodwill impairment charges were incurred during 2010. During 2009, a $17.4 million charge was incurred due to declines in our stock price and market capitalization.

Restructuring Costs

No restructuring costs were incurred during 2010 compared to $4.0 million incurred during 2009. The 2009 costs were incurred as the result of actions taken in response to weakness in memory markets and reductions in capital spending driven by the global economic recession. See Note 24 “Restructuring and Cost Management Plans” to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for additional information.

Merger (Termination Proceeds) Transaction Costs, net

Net merger termination proceeds for 2010 were $4.5 million, which represented the receipt of a $5.4 million merger termination fee offset by $0.9 million of merger transaction costs. Merger transaction costs were $1.9 million for 2009, which represented expenses incurred in connection with the terminated merger.

Non-operating Income and Expense

Other-than-temporary Impairment of Auction Rate Securities (ARS)

Other-than-temporary impairment charges related to our ARS were $1.3 million for 2010 and $13.6 million for 2009, a decrease of $12.2 million. The $1.3 million charge for 2010 was recorded during the fourth quarter due to the suspension of interest payments by the issuer of certain ARS and decreases in the credit quality of bond insurers of certain of our other ARS. The $13.6 million of charges for 2009 were incurred due to the impact of instability in the global financial markets on the estimated fair values of our ARS. See Note 5 “Fair Value Measurements” to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further discussion.

Interest and Other Income, net

Interest and other income, net, was $1.4 million in 2010 compared to $3.2 million in 2009. This $1.8 million decrease was primarily due to a decline in interest income that was largely due to market-driven decreases in yields.

Income Taxes

The income tax benefit recorded for 2010 was $9.8 million on pretax loss of $21.8 million, an effective rate of 44.9%. For 2009, the income tax benefit was $13.6 million on pretax loss of $64.7 million, an effective tax rate of 21.1%. The lower effective tax rate for 2009 was primarily related to the $17.4 million goodwill impairment charge recorded during 2009, which was not deductible for US tax purposes, and an increase in the valuation allowance on deferred tax assets related to our ARS during 2009. In 2010, our rate was favorably impacted by a reduction in reserves associated with uncertain tax positions, certain permanent differences and other discrete adjustments.

Net Loss

As a result of the factors discussed above, net loss for 2010 was $12.0 million, or $0.44 per basic share, compared to net loss of $51.0 million, or $1.89 per basic share for 2009.

Financial Condition and Liquidity

At April 2, 2011, our principal sources of liquidity were cash and cash equivalents of $116.4 million, short-term investments of $69.2 million and accounts receivable of $44.1 million. We also held $10.8 million in restricted cash which represented collateral for commercial letters of credit. At April 2, 2011, we had a current ratio of 4.8 and held no long-term debt. Working capital of $259.7 million was up slightly compared to April 3, 2010 balance of $253.7 million. We also held approximately $8.1 million of non-current investments at April 2, 2011.

In 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during 2011. As of April 2, 2011, a total of 372,825 shares have been repurchased under this authorization for $5.3 million at an average price of $14.16 per share, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Consolidated Statements of Cash Flows. There is no fixed completion date for the repurchase program.

As of April 2, 2011, we held a total of $10.7 million invested in ARS at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. These securities were recorded at an estimated fair value of $5.2 million as of April 2, 2011. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. These securities previously provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. As a result of the liquidity issues experienced in the global credit and capital markets, our ARS began to experience failed auctions during fiscal 2008. Since that time, none of our ARS have traded through the auction process and the credit quality of the counterparties has deteriorated.

During the fourth quarter of 2011, we sold a certain ARS with a par value of $3.0 million for approximately $0.7 million. As a result, we recorded a gain of $0.7 million in 2011 as the security was previously written down to zero value.

Subsequent to the year ended April 2, 2011, we sold the remaining ARS with a total par value of $14.7 million for approximately $6.4 million. We will record a total gain of $2.7 million in the first quarter of 2012 including $1.4 million in reclassification of previously recorded unrealized net gains out of accumulated other comprehensive income.

Sources and Uses of Cash

Net cash flows provided by operating activities totaled $50.6 million for 2011 due to $26.7 million from net income and non-cash items and $23.9 million from net changes within working capital. The primary sources of cash from working capital consisted of $22.7 million from increases in accounts payable and accrued liabilities, $3.1 million from decrease in inventories, $2.8 million from increases in deferred revenue and $2.2 million from decreases in other current assets, partially offset by increases in trade receivables of $5.8 million and increases in shipped systems pending acceptance of $1.2 million.

In 2011, net cash provided by investing activities of $24.0 million primarily resulted from $509.9 million of proceeds from sales and maturities of investments, partially offset by $471.1 million of purchases of investments, $8.1 million for acquisition of certain assets of PyroPhotonics Lasers, Inc., and $6.6 million of purchases of property, plant and equipment. Net cash provided by financing activities of $1.5 million was primarily due to proceeds from stock plan activity.

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

The following table summarizes our contractual commitments and obligations as of April 2, 2011, by the fiscal year in which they are due:

(In thousands)	Total	2012	2013	2014	2015	2016	Thereafter
Purchase commitments	$32,361	$32,359	$2	$—	$—	$—	$—
Derivative financial instruments, net	5,556	5,556	—	—	—	—	—
Operating leases	5,328	2,544	2,091	598	88	7	—

	$43,245	$40,459	$2,093	$598	$88	$7	$—

This table does not include $8.0 million of unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows as of April 2, 2011. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.

Derivative financial instruments represent various forward exchange contracts to hedge foreign currency transactions. Amounts are presented above in U.S. dollars, translated at exchange rates on April 2, 2011 and are a net presentation of amounts expected to be received and paid upon settlement of these contracts. Purchase commitments represent obligations under open purchase orders, primarily for inventory, issued in the normal course of business.

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

Our critical accounting policies and estimates include the following:

•	revenue recognition;

•	inventory valuation;

•	product warranty reserves;

•	allowance for doubtful accounts;

•	share-based compensation;

•	income taxes including the valuation of deferred tax assets;

•	fair value measurements;

•	valuation of auction rate securities (ARS);

•	valuation of cost method equity investments;

•	valuation of long-lived assets; and

•	valuation of goodwill.

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

Finished goods are reviewed quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. When necessary, we record inventory write-downs as an increase to cost of sales based on the above factors and take into account worldwide quantities on hand and forecasted demand into our analysis. If circumstances related to our inventories change, our estimates of the value of inventory could materially change.

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

Allowance for Doubtful Accounts

Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to establish and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we talk with the customer to determine the cause. If we determine that a customer will be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information then available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We record estimated bad debt expense as an increase to selling, service and administration expenses. As of April 2, 2011, our allowance for doubtful accounts totaled $0.4 million and we did not incur bad-debt expense during 2011.

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

Income Taxes

We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to the unrecognized tax benefits in income tax expense.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Should management’s assumptions and expectations be inaccurate, our results of operations and financial condition could be adversely affected in future periods. At April 2, 2011, our net deferred tax assets totaled $40.7 million, which was net of a valuation allowance of $10.5 million.

Fair Value Measurements and Valuation of Auction Rate Securities (ARS)

Effective March 29, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157 pertaining to nonfinancial assets and liabilities. We had adopted the provisions of SFAS No. 157 pertaining to financial assets and liabilities as of March 30, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial statements. SFAS No. 157 was incorporated into Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820).

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

Because none of our ARS have traded through the auction process, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, ratings of and financial claims on the bond insurers and issuers; and (vi) the underlying trust assets of the securities.

Valuation of Cost Method Equity Investments

As of April 2, 2011, minority equity investments included $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period, we determine whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of April 2, 2011, we had not identified any events or circumstances that indicated the investments were impaired; therefore, the full carrying value of $9.0 million was included in Other assets on the Consolidated Balance Sheet.

Valuation of Long-Lived Assets

Long-lived assets, principally property and equipment and identifiable intangibles held and used by us, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no events or circumstances during 2011 that would indicate the carrying value of our long-lived assets may not be recoverable.

Valuation of Goodwill

Goodwill is tested for impairment at least annually. Fair value is determined based on a method that compares our market capitalization against the net book value of our assets. We tested goodwill for impairment in the fourth quarter of 2011 utilizing a fair value comparison method, and it was determined that there was no impairment as of April 2, 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain a short-term and long-term investment portfolio consisting of commercial paper, U.S. government agency notes, corporate bonds and auction rate securities (ARS). These securities are subject to interest rate risk and will decline in value if interest rates increase. The majority of these securities are classified as available for sale securities; therefore, the impact on fair value of interest rate changes is reflected as a separate component of shareholders’ equity. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our invested assets.

Investment Risk

As of April 2, 2011, we held a total of $10.7 million invested in ARS at par value. Additionally, we held $4.0 million of par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The ARS are comprised predominately of securities issued by insurance companies to raise funds to meet regulatory capital reserve requirements and the ARS assume the credit ratings of the bond insurers who guarantee the timely payment of principal and interest on these insured securities. At the time of purchase in fiscal 2007, these ARS were rated AAA and AA. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. These securities previously provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism previously allowed existing investors to either retain or liquidate their holdings by selling such securities at par. As a result of the liquidity issues experienced in the global credit and capital markets, our ARS began to experience failed auctions during fiscal 2008.

Since that time, none of our ARS have traded through the auction process. Additionally, the bond insurers that guarantee the ARS experienced credit rating downgrades and the issuer of the preferred stock suspended dividend payments. Consequently, it was determined that the declines in fair value of these securities during fiscal 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, the cost bases of these securities were written down to their estimated fair values with an other-than-temporary impairment charge of $1.3 million for 2010 and $13.6 million for 2009.

During the fourth quarter of 2011, we sold a certain ARS with a par value of $3.0 million for approximately $0.7 million and recorded a gain of $0.7 million in 2011 as the security was previously written down to zero value. The $5.2 million estimated fair value of our remaining ARS is classified as a non-current asset on the Consolidated Balance Sheet at April 2, 2011, consistent with the classification at April 3, 2010.

Subsequent to the year ended April 2, 2011, we sold the remaining ARS with a total par value of $14.7 million for approximately $6.4 million. We will record a total gain of $2.7 million in the first quarter of 2012 including $1.4 million in reclassification of previously recorded unrealized net gains out of accumulated other comprehensive income.

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

The table below summarizes, by currency, the notional amounts of our forward exchange contracts in U.S. dollars as of April 2, 2011 and April 3, 2010. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalents of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rates at the reporting date.

	Bought (Sold)
(In thousands)	2011	2010
Japanese Yen	$11,360	$4,719
Taiwan Dollar	—	1,985
Korean Won	(4,565)	(2,324)
British Pound	(3,064)	(2,087)
Euro	1,825	504

	$5,556	$2,797

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended April 2, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of April 2, 2011 and April 3, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electro Scientific Industries, Inc.’s internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
June 14, 2011

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of April 2, 2011 and April 3, 2010

(In thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$116,412	$39,335
Restricted cash	10,769	10,824
Short-term investments	69,245	116,140

Total cash, restricted cash and investments	196,426	166,299

Trade receivables, net of allowances of $429 and $697	44,100	38,061
Inventories	65,362	72,090
Shipped systems pending acceptance	5,289	4,106
Deferred income taxes, net	9,892	7,232
Other current assets	6,784	8,677

Total current assets	327,853	296,465
Non-current assets:
Auction rate securities	5,166	5,021
Non-current investments	8,097	—
Property, plant and equipment, net	39,661	40,590
Non-current deferred income taxes, net	30,822	31,079
Goodwill	4,014	—
Acquired intangible assets, net	10,035	8,255
Other assets	14,519	13,008

Total assets	$440,167	$394,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,650	$14,607
Accrued liabilities	33,425	14,937
Deferred revenue	16,039	13,193

Total current liabilities	68,114	42,737
Non-current liabilities:
Income taxes payable	9,754	9,019
Commitments and contingencies (Notes 18 and 21)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 28,299 and 27,665 issued and outstanding	153,189	142,369
Retained earnings	207,420	199,486
Accumulated other comprehensive income related to auction rate securities	1,445	1,301
Accumulated other comprehensive income (loss), other	245	(494)

Total shareholders’ equity	362,299	342,662

Total liabilities and shareholders’ equity	$440,167	$394,418

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended April 2, 2011, April 3, 2010 and March 28, 2009

(In thousands, except per share amounts)	2011	2010	2009
Net sales	$256,811	$148,893	$157,313
Cost of sales	147,862	93,028	98,895

Gross profit	108,949	55,865	58,418
Operating expenses:
Selling, service and administration	58,262	48,536	51,260
Research, development and engineering	41,095	33,618	38,179
Legal settlement costs	1,367	—	—
Restructuring costs	797	—	4,011
Merger (termination proceeds) transaction costs, net	—	(4,516)	1,850
Goodwill impairment charge	—	—	17,396

Net operating expenses	101,521	77,638	112,696

Operating income (loss)	7,428	(21,773)	(54,278)
Non-operating income (expense):
Sale of previously impaired auction rate securities	708	—	—
Other-than-temporary impairment of auction rate securities	—	(1,347)	(13,593)
Interest and other income, net	188	1,358	3,194

Total non-operating income (expense)	896	11	(10,399)

Income (loss) before income taxes	8,324	(21,762)	(64,677)
Provision for (benefit from) income taxes	390	(9,778)	(13,627)

Net income (loss)	$7,934	$(11,984)	$(51,050)

Net income (loss) per share—basic	$0.28	$(0.44)	$(1.89)

Net income (loss) per share—diluted	$0.28	$(0.44)	$(1.89)

Weighted average number of shares—basic	28,045	27,449	27,079

Weighted average number of shares—diluted	28,608	27,449	27,079

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the years ended April 2, 2011, April 3, 2010 and March 28, 2009

	Common Stock		Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands)	Shares	Amount
Balance at March 29, 2008	27,112	$131,417	$262,135	$(1,312)	$392,240
Share repurchases	(308)	(4,724)	—	—	(4,724)
Stock plans:
Employee stock plans	380	7,178	—	—	7,178
Tax impact of stock options exercised	—	(63)	—	—	(63)
Comprehensive income (loss):
Net loss	—	—	(51,050)	—	(51,050)
Net unrealized loss on securities (net of tax of $22)	—	—	—	(39)	(39)
Reclassification of unrealized loss on auction rate securities (net of tax of ($1,407))	—	—	—	2,496	2,496
Cumulative translation adjustment (net of tax of $1,455)	—	—	—	(2,587)	(2,587)
Accumulated other comprehensive income related to benefit plan obligations (net of tax of ($41))	—	—	—	72	72

Comprehensive loss					(51,108)

Balance at March 28, 2009 as previously reported	27,184	133,808	211,085	(1,370)	343,523
Cumulative-effect adjustment related to auction rate securities	—	—	385	(385)	—

Balance at March 29, 2009 as adjusted	27,184	133,808	211,470	(1,755)	343,523
Share repurchases	(65)	(555)	—	—	(555)
Stock plans:
Employee stock plans	546	9,116	—	—	9,116
Comprehensive income (loss):
Net loss	—	—	(11,984)	—	(11,984)
Net unrealized loss on securities (net of tax of $7)	—	—	—	(13)	(13)
Net unrealized gain on auction rate securities	—	—	—	2,004	2,004
Reclassification of unrealized gain on auction rate securities to earnings (net of tax of $178)	—	—	—	(317)	(317)
Cumulative translation adjustment (net of tax of ($541))	—	—	—	962	962
Accumulated other comprehensive loss related to benefit plan obligations (net of tax of $42)	—	—	—	(74)	(74)

Comprehensive loss					(9,422)

Balance at April 3, 2010	27,665	142,369	199,486	807	342,662
Stock plans:
Employee stock plans	634	10,568	—	—	10,568
Tax impact of stock options exercised	—	252	—	—	252
Comprehensive income (loss):
Net income	—	—	7,934	—	7,934
Net unrealized gain on securities (net of tax of ($15))	—	—	—	27	27
Net unrealized gain on auction rate securities	—	—	—	144	144
Cumulative translation adjustment (net of tax of ($449))	—	—	—	715	715
Accumulated other comprehensive loss related to benefit plan obligations (net of tax of $4)	—	—	—	(3)	(3)

Comprehensive income					8,817

Balance at April 2, 2011	28,299	$153,189	$207,420	$1,690	$362,299

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 2, 2011, April 3, 2010 and March 28, 2009

(In thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,934	$(11,984)	$(51,050)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	10,317	10,002	10,343
Amortization of acquired intangible assets	1,964	2,149	2,393
Share-based compensation expense	9,309	7,696	4,378
(Recovery of) provision for doubtful accounts	(150)	(31)	491
Loss on disposal of property and equipment	106	15	96
Other-than-temporary impairment of auction rate securities	—	1,347	13,593
Goodwill impairment charge	—	—	17,396
Deferred income taxes	(2,752)	(9,937)	(11,167)
Changes in operating accounts, net of acquisition:
(Increase) decrease in trade receivables, net	(5,755)	(19,110)	38,935
Decrease in inventories	3,108	11,918	16,567
(Increase) decrease in shipped systems pending acceptance	(1,183)	(2,034)	511
Decrease (increase) in other current assets	2,228	1,802	(3,462)
Increase (decrease) in accounts payable and accrued liabilities	22,706	8,999	(19,930)
Increase (decrease) in deferred revenue	2,758	2,023	(1,332)

Net cash provided by operating activities	50,590	2,855	17,762

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(471,112)	(282,058)	(870,612)
Proceeds from sales and maturities of investments	509,935	169,613	870,935
Purchase of property, plant and equipment	(6,556)	(3,195)	(3,094)
Purchase of equipment and intellectual property	—	—	(2,250)
Cash paid to acquire the assets of Pyrophotonics Lasers, Inc.	(8,075)	—	—
Minority equity investment	(782)	(193)	(876)
Proceeds from sale of minority equity investment	—	—	4,884
Decrease (increase) in restricted cash	55	(10,824)	—
Decrease in other assets	487	7,702	1,445

Net cash provided by (used in) investing activities	23,952	(118,955)	432

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock plans	1,259	1,377	2,800
Excess tax benefit of share-based compensation	252	—	—
Share repurchases	—	(555)	(4,724)

Net cash provided by (used in) financing activities	1,511	822	(1,924)
Effect of exchange rate changes on cash	1,024	1,075	(3,791)

NET CHANGE IN CASH AND CASH EQUIVALENTS	77,077	(114,203)	12,479
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,335	153,538	141,059

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,412	$39,335	$153,538

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$(24)	$—
Cash paid for income taxes	$(2,026)	$(2,167)	$(3,259)
Income tax refunds received	$3,360	$4,239	$2,893

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Electro Scientific Industries, Inc. together with its wholly-owned subsidiaries (collectively, the Company) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. The Company’s advanced laser systems enable precise structuring and testing of micron to submicron features in components and devices which are used in a wide variety of end products in the consumer electronics, computer, communications and other industries. These features enable the Company’s customers to achieve functionality, or improve yield and productivity in their manufacturing processes that can be critical to their profitability. Founded in 1944, the Company is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.

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

The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, the fiscal 2011 reporting period consisted of a 52-week period ending on April 2, 2011, the fiscal 2010 reporting period consisted of a 53-week period ending on April 3, 2010 and the fiscal 2009 reporting period consisted of a 52-week period ending on March 28, 2009. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowance for doubtful accounts; share-based compensation; income taxes including the valuation of deferred tax assets; fair value measurements; valuation of auction rate securities (ARS); valuation of cost method equity investments; valuation of long-lived assets; and valuation of goodwill.

Risks and Uncertainties

The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, available-for-sale marketable securities, trade receivables and financial instruments used in hedging activities. The Company invests cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable securities. Investments are placed with high credit quality financial institutions and the credit exposure from any one institution or instrument is minimized. Additionally, the Company holds investments in ARS. See Note 5 “Fair Value Measurements” for further discussion on these investments.

The Company sells a significant portion of its products to a small number of large semiconductor and microelectronics manufacturers. The top ten customers accounted for approximately 62%, 56% and 50% of total net sales in 2011, 2010 and 2009, respectively. One consumer electronics manufacturer accounted for approximately 24%, 30% and 21% of total net sales in 2011, 2010 and 2009, respectively. Two other customers individually accounted for approximately 11% of total net sales in 2011. No other customer individually accounted for more than 10% of total net sales in 2011, 2010 and 2009. The Company’s operating results may be adversely affected if the financial condition and operations of these key customers decline.

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

The Company’s net investment exposure in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at April 2, 2011 and April 3, 2010 was approximately $39.7 million and $27.1 million, respectively. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $4.0 million and $2.7 million at April 2, 2011 and April 3, 2010, respectively. The Company currently has no plans to dispose of any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on foreign investments are reflected as a cumulative translation adjustment, net of tax, and do not affect the Company’s results of operations.

The Company’s operations involve a number of other risks and uncertainties including but not limited to those relating to the cyclicality of the semiconductor and microelectronics markets, the effect of general economic conditions, rapid changes in technology and international operations.

Cash Equivalents and Investments

All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. Short-term investments reflect marketable securities that have maturities of less than one year or are subject to immediate pre-payment or call provisions. These securities consist primarily of marketable debt securities and are classified as “available for sale” and recorded at fair market value. Unrealized gains and losses on short-term investments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. To determine whether any existing impairment is other-than-temporary and requires recognition of an impairment loss in the results of operations, the Company evaluates its marketable securities based on the nature of the investments and the Company’s intent and ability to hold the securities until the securities are no longer in an unrealized loss position.

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

Long-Lived Asset Impairment

Long-lived assets, principally property, plant and equipment and identifiable definite-lived intangibles, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Goodwill Impairment

The Company accounts for goodwill pursuant to ASC Topic 350. ASC Topic 350 requires that goodwill be tested for impairment at least annually. Goodwill was tested for impairment in the fourth quarter of 2011 utilizing a fair value comparison method, and it was determined that there was no impairment as of April 2, 2011. Consistent with historical practices, the estimation of fair value was determined based on a method that compares the Company’s market capitalization against the net book value of the Company’s assets.

Other Assets

Other assets include consignment, demonstration (demo) and training equipment, minority equity investments and long-term deposits.

Consignment, demo and training equipment are recorded at the lower of standard costs or estimated market values, until the assets are sold.

As of April 2, 2011 and April 3, 2010, the Company had a $9.0 million and an $8.2 million minority equity investment in preferred stock of OmniGuide, Inc. (OmniGuide), respectively. As of April 2, 2011, the minority equity investment of $9.0 million included $6.0 million of Series D Preferred Stock and $3.0 million of Series E Preferred Stock. As of April 3, 2010, the minority equity investment of $8.2 million included $6.0 million of Series D Preferred Stock and $2.2 million of Series E Preferred Stock.

These investments are accounted for as cost method investments as the Company does not have the ability to significantly influence OmniGuide. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so. As of April 2, 2011, management had not identified any events or circumstances that indicated the investments were impaired, therefore the full carrying value of $9.0 million was included in other assets on the Consolidated Balance Sheets.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. Current and non-current marketable securities are recorded at fair market value. See Note 5 “Fair Value Measurements” for additional information.

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

Valuation of Auction Rate Securities (ARS)

Estimated fair values of ARS are based primarily upon the income approach using a discounted cash flow model which takes into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, ratings of and financial claims on the bond insurers and issuers; and (vi) the underlying trust assets of the securities.

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

Research and Development

Research and development costs, which include labor and related employee expenses, patent maintenance fees, project materials, project subcontractors, depreciation of engineering equipment, building costs and other administration expenses, are generally expensed as incurred. Engineering materials that are expected to provide future value are included in inventories.

Taxes on Unremitted Foreign Income

The Company provides for income taxes on its foreign subsidiaries’ taxable income based on the effective income tax rate in each respective jurisdiction. The Company provides for deferred taxes on the undistributed earnings of a subsidiary, except to the extent that the income is intended to be indefinitely reinvested or remitted in a tax-free liquidation. The only foreign jurisdiction where the Company is permanently reinvested is Singapore. The cumulative amount of earnings upon which U.S. income taxes have not been provided was $13.6 million as of April 2, 2011 and $5.9 million as of April 3, 2010. The unrecognized deferred tax liability related to these earnings was $4.2 million as of April 2, 2011 and $2.6 million as of April 3, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and “other comprehensive income,” which includes charges or credits to equity that are not the result of transactions with shareholders. Comprehensive income (loss) within these consolidated financial statements includes primarily cumulative foreign currency translation adjustments and unrealized gains and losses on securities available for sale. The cumulative translation adjustment included in accumulated other comprehensive income (loss) at April 2, 2011 and April 3, 2010 was $0.3 million and $(0.4) million, respectively.

Earnings per Share

Basic earnings per share (EPS) is computed utilizing the weighted average number of shares outstanding during the period. Diluted EPS also considers common stock equivalents, such as stock options, stock-settled stock appreciation rights (SARs), employee stock purchase plan (ESPP) shares and restricted stock units, to the extent that they are not antidilutive.

Share-Based Compensation

The Company recognizes expense related to the fair value of its share-based compensation awards. The Company uses the Black-Scholes model to estimate the fair value of all share-based compensation awards on the date of grant, except for unvested restricted stock units, which are valued at the fair market value of the Company’s stock on the date of award. The Company recognizes the compensation expense for options, SARs and unvested restricted stock units on a straight-line basis over the requisite service period of the award.

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

Employee Benefit Plans

The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. During 2011 and 2009, contributions to the plan by the Company were $0.2 million and $0.9 million, respectively. The Company did not make contributions to the plan during 2010.

The Company has defined benefit retirement plans at certain of its foreign subsidiaries. The Company accounts for these plans based on the provisions of ASC Topic 715 “Compensation-Retirement Benefits”.

3. Recent Accounting Pronouncements

In October 2009, the FASB issued ASC Accounting Standards Update (ASU) 2009-13 “Multiple-Deliverable Revenue Arrangements” (ASC ASU 2009-13). ASC ASU 2009-13 addresses how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASC ASU 2009-13 will become effective for the Company’s first quarter of 2012. The adoption of ASC ASU 2009-13 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In October 2009, the FASB issued ASC ASU 2009-14 “Certain Revenue Arrangements That Include Software Elements” (ASC ASU 2009-14). ASC ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASC ASU 2009-14 will become effective for the Company’s first quarter of 2012. The adoption of ASC ASU 2009-14 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In January 2010, the FASB issued ASC ASU 2010-06 “Improving Disclosures about Fair Value Measurements” (ASC ASU 2010-06). ASC ASU 2010-06 requires various additional disclosures regarding fair value measurements, including the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers in or out of Level 3, and a gross basis of presentation for purchases, sales, issuances and settlements within the Level 3 activity rollforward. ASC ASU 2010-06 became effective for the Company’s fourth quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements within the Level 3 activity rollforward, which will be effective for the Company’s first quarter of 2012. The Company’s adoption of ASC ASU 2010-06 did not have a material impact on its financial position, results of operations or cash flows, nor will the adoption of the remaining provisions of ASC ASU 2010-06.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASC ASU 2011-04). ASC ASU 2011-04 will result in common fair value measurement and disclosure requirements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). These disclosures include: (a) information about transfers between level 1 and level 2 of the fair value hierarchy; (b) information about the sensitivity of a fair value measurement categorized within level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs; and (c) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASC ASU 2011-04 will become effective for the Company’s fourth quarter of 2012. The Company is currently evaluating the impact, if any, that the adoption of ASC ASU 2011-04 will have on its financial position, results of operations and cash flows.

4. Share-Based Compensation

The Company recognizes expense related to the fair value of its share-based compensation awards using the Black-Scholes model to estimate the fair value of awards on the date of grant, except for unvested restricted stock unit awards, which are valued at the fair market value of the Company’s stock on the date of award. The Company recognizes compensation expense for all share-based compensation awards on a straight-line basis over the requisite service period of the award.

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

The Company granted SARs starting in the first quarter of 2010. SARs grant the right to receive shares of the Company’s stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The Company uses the Black-Scholes model to estimate the fair value of SARs. Similar to options, SARs are recorded at the fair value of the award at grant date and the expense is recognized on a straight-line basis over the requisite service period of the award. The Company did not grant any stock options during 2011 and did not grant any SARs prior to the first quarter of 2010.

Share-based compensation expense was included in the Company’s Consolidated Statements of Operations as follows:

(In thousands)	2011	2010	2009
Cost of sales	$1,084	$1,059	$712
Selling, service and administration	6,688	5,306	2,749
Research, development and engineering	1,554	1,355	917

Total share-based compensation expense	$9,326	$7,720	$4,378

The total amount of cash received from the stock plan awards was $1.3 million, $1.4 million and $2.8 million for 2011, 2010 and 2009, respectively. All stock plan awards are settled with newly issued shares.

No share-based compensation costs were capitalized during 2011. As of April 2, 2011, the Company had $11.5 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 1.9 years.

Valuation Assumptions

The Black-Scholes option pricing model is utilized to determine the fair value of options and SARs granted. The following weighted average assumptions were used in calculating the fair value during the periods presented:

	2011	2010	2009
Risk-free interest rate	2.08%	2.63%	3.50%
Expected dividend yield	0%	0%	0%
Expected lives	5.5 years	5.6 years	4.6 years
Expected volatility	47%	48%	41%

The following weighted average assumptions were used to estimate the fair value of ESPP shares issued during the periods presented:

	2011	2010	2009
Risk-free interest rate	0.34%	0.43%	1.27%
Expected dividend yield	0%	0%	0%
Expected lives	1.1 years	1.1 years	1.1 years
Expected volatility	44%	60%	50%

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

At April 2, 2011, the Company had 9,381,709 shares of its common stock reserved for issuance under all of the above plans combined. Of those shares, 4,688,358 are subject to issuance under currently outstanding stock options, SARs and stock awards and 4,693,351 shares, including 1,061,387 shares available for issuance under the ESPP, are available for future grants. The weighted-average fair-value of share-based compensation awards, including stock option and SAR awards granted and vested during the period, unvested restricted stock unit awards granted during the period and the intrinsic value of stock options and SARs exercised during the period were:

(In thousands, except per share data)	2011	2010	2009
Stock-Option and SAR Awards:
Grant date fair value per share	$6.35	$3.88	$6.86
Total fair value of options and SARs granted	$1,220	$3,412	$968
Total fair value of options and SARs vested	$1,322	$526	$1,285
Total intrinsic value of options and SARs exercised	$444	$—	$105
Unvested Restricted Stock Unit Awards:
Grant date fair value per share	$14.18	$8.46	$16.19
Total fair value of awards granted	$7,766	$4,187	$5,614
Employee Stock Purchase Plan:
Grant date fair value per share	$2.76	$2.17	$3.21
Total grant date fair value	$1,109	$773	$979

Share-Based Payment Award Activity

Information with respect to stock option and SAR activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at April 3, 2010	3,747,740	$20.86
Granted	192,000	13.97
Exercised	(78,273)	8.37
Expired or forfeited	(315,996)	34.33

Outstanding at April 2, 2011	3,545,471	$19.56	4.61	$7,167

Vested and expected to vest at April 2, 2011	3,475,016	$19.75	4.53	$6,669

Exercisable at April 2, 2011	2,673,106	$22.51	3.43	$1,345

Information with respect to unvested restricted stock unit awards activity was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at April 3, 2010	928,437	$14.70
Awarded	547,522	14.18
Vested	(272,784)	16.70
Forfeited	(60,288)	13.51

Outstanding at April 2, 2011	1,142,887	$14.04	1.54	$19,475

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of April 2, 2011 and April 3, 2010 was as follows (in thousands):

April 2, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$5,261	$—	$—	$5,261
Commercial paper	—	97,332	—	97,332
Government agencies	—	63,667	—	63,667
Forward purchase or (sale) contracts:
Japanese Yen	—	135	—	135
Taiwan Dollar	—	—	—	—
Korean Won	—	98	—	98
Euro	—	(26)	—	(26)
British Pound	—	(23)	—	(23)
Auction rate securities	—	—	5,166	5,166
Preferred stock	—	—	—	—

April 3, 2010	Level 1	Level 2	Level 3	Total
Money market securities	$4,244	$—	$—	$4,244
Government agencies	—	73,130	—	73,130
Commercial paper	—	41,992	—	41,992
U.S. treasuries	—	17,089	—	17,089
Forward purchase or (sale) contracts:
Japanese Yen	—	165	—	165
Taiwan Dollar	—	(10)	—	(10)
Korean Won	—	15	—	15
Euro	—	6	—	6
British Pound	—	5	—	5
Auction rate securities	—	—	5,021	5,021
Preferred stock	—	—	—	—

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at April 1, 2011 and April 2, 2010 were utilized to calculate fair values.

The Level 3 assets consisted of ARS and preferred stock acquired through the conversion of ARS. As none of the Company’s ARS have traded through the auction process, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, ratings of and financial claims on the bond insurers and issuers; and (vi) the underlying trust assets of the securities.

As of April 2, 2011, the Company held ARS with a total estimated fair value of $5.2 million. These ARS consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock during the third quarter of 2009. The contractual maturities of these securities range up to calendar year 2050, and several securities and the preferred stock do not have stated maturities. These securities previously provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. As a result of the liquidity issues experienced in the global credit and capital markets, the Company’s ARS began to experience failed auctions during fiscal 2008.

Since that time, none of the Company’s ARS have traded through the auction process and the credit quality of the counterparties has deteriorated. Consequently, it was determined that the declines in fair value of these securities in 2010 and 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, the Company recognized other-than-temporary impairment charges of $1.3 million and $13.6 million in 2010 and 2009, respectively. There were no other-than-temporary impairments of ARS in 2011.

As of the beginning of 2010, in accordance with the adoption of ASC Topic 320 “Investments – Debt and Equity Securities” (ASC Topic 320), the Company recorded a cumulative-effect adjustment to increase the opening balance of retained earnings by $0.4 million, which represented the non-credit portion of the ARS loss previously recorded as an other-than-temporary impairment in the Consolidated Statements of Operations. The credit portion of the ARS loss was determined by direct estimation of the change in fair value attributable to market movements. The Company utilized market indices representing investments of constant credit quality over time and measured the index yield, which is considered attributable to non-credit related factors, at the beginning and end of the period. The effect of this change in yield on the value of the security was measured and subtracted from the total change in fair value to arrive at the estimated change in value attributable to changes in credit quality.

As of April 2, 2011, the estimated fair value of the Company’s ARS of $5.2 million included $1.4 million of total net unrealized gains. These unrealized gains have been recorded in accumulated other comprehensive income. The Company’s ARS are classified as non-current assets on the Consolidated Balance Sheets at April 2, 2011 and April 3, 2010.

During the fourth quarter of 2011, the Company sold a certain ARS with a par value of $3.0 million for approximately $0.7 million. The Company recorded a gain of $0.7 million in 2011 as the security was previously written down to zero value. During 2010, the Company sold certain ARS with a par value of $1.9 million pursuant to a tender agreement with the parent company of the securities’ original issuer. The Company received approximately $1.4 million on the sale of the ARS, which had an estimated fair value of $1.6 million prior to the quarter in which it was sold. As a result of the sale in 2010, the Company reclassified $0.3 million of the previously recorded unrealized net gain out of accumulated other comprehensive income.

Subsequent to the year ended April 2, 2011, the Company sold the remaining ARS with a total par value of $14.7 million for approximately $6.4 million. The Company will record a total gain of $2.7 million in the first quarter of 2012 including $1.4 million in reclassification of previously recorded unrealized net gains out of accumulated other comprehensive income.

The following table illustrates the activity related to credit loss on ARS from March 28, 2009 to April 2, 2011:

(In thousands)	Credit Loss
Balance at March 28, 2009	$(13,206)
Other-than-temporary impairment recognized as credit loss	(1,347)
Sale of ARS	573

Balance at April 3, 2010	(13,980)
Other-than-temporary impairment recognized as credit loss	—
Sale of ARS	3,001

Balance at April 2, 2011	$(10,979)

The following table illustrates Level 3 activity from March 28, 2009 to April 2, 2011 (in thousands):

	Auction Rate Securities	Preferred Stock	Total
Fair Value, March 28, 2009	$5,627	$380	$6,007
Adjustment to Accumulated other comprehensive income (loss):
Unrealized gains	2,643	—	2,643
Unrealized losses	(639)	—	(639)
Other-than-temporary impairment	(967)	(380)	(1,347)
Sales	(1,643)	—	(1,643)
Purchases, issuances and settlements	—	—	—
Net transfers into (out of) Level 3	—	—	—

Fair Value, April 3, 2010	5,021	—	5,021

Adjustment to Accumulated other comprehensive income (loss):
Unrealized gains	858	—	858
Unrealized losses	—	—	—
Other-than-temporary impairment	—	—	—
Sales	(713)	—	(713)
Purchases, issuances and settlements	—	—	—
Net transfers into (out of) Level 3	—	—	—

Fair Value, April 2, 2011	$5,166	$—	$5,166

During the fourth quarter of 2011, the Company invested an additional $0.8 million in Series E Preferred Stock of OmniGuide, Inc. As of April 2, 2011, the Company had $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of April 2, 2011 and April 3, 2010, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 12 “Other Assets”, the full carrying value of $9.0 million and $8.2 million were included in Other assets on the Consolidated Balance Sheets at April 2, 2011 and April 3, 2010, respectively.

Investments

Certain information regarding the Company’s investments at April 2, 2011 and April 3, 2010 was as follows (in thousands):

		Unrealized
April 2, 2011	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$97,330	$2	$—	$97,332
Government agencies	55,550	20	—	55,570

	$152,880	$22	$—	$152,902

Available-for-sale securities (non-current):
Government agencies	$8,087	$10	$—	$8,097
Auction rate securities	10,700	1,445	(6,979)	5,166
Preferred stock	4,000	—	(4,000)	—

	$22,787	$1,455	$(10,979)	$13,263

		Unrealized
April 3, 2010	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$73,141	$—	$(11)	$73,130
Commercial paper	41,992	—	—	41,992
U.S. treasuries	17,088	1	—	17,089

	$132,221	$1	$(11)	$132,211

Available-for-sale securities (non-current):
Auction rate securities	$13,700	$1,301	$(9,980)	$5,021
Preferred stock	4,000	—	(4,000)	—

	$17,700	$1,301	$(13,980)	$5,021

Other than the sale of ARS discussed above, the Company had no sales of available-for-sale securities during 2011 and 2009. During 2010, the Company sold $2.0 million of current available-for-sale securities, which resulted in an insignificant net gain.

For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of April 2, 2011 and April 3, 2010.

Underlying maturities of investments at April 2, 2011 were $152.9 million within one year, $8.1 million between one to five years and $5.2 million beyond 10 years.

6. Business Acquisition

In September 2010, the Company acquired certain assets of PyroPhotonics Lasers, Inc. (PyroPhotonics), a manufacturer of tailored-pulse fiber lasers, for approximately $8.1 million in cash plus acquisition related costs of approximately $0.3 million. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analyses supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value.

The following table presents the allocation of the purchase price of $8.1 million to the assets acquired and liabilities assumed based on their fair values (in thousands):

Inventory	$395
Prepaid expense and other current assets	20
Property, plant and equipment	84
Patents(1)	410
In-process research and development(1)	3,204
Goodwill	4,014
Accounts payable and accrued liabilities	(52)

Total purchase price, net of cash acquired	$8,075

(1)	See Note 11 “Acquired Intangible Assets” for additional discussion.

The acquisition was an investment to integrate PyroPhotonics’ technology into certain of the Company’s product groups, which supported the premium paid over the fair market value of the individual assets. As a result, the Company recorded $4.0 million of goodwill. A portion of the goodwill amount is deductible for tax purposes.

As a result of the acquisition, the Company recorded $3.6 million of identifiable intangible assets including $3.2 million of in-process research and development (IPR&D) at the date of the acquisition. The IPR&D program consisted of three laser platforms with primary focus on PyroFlex-25. The PyroFlex-25 is a unique pulse-programmable fiber laser platform designed to serve a broad range of industrial applications. The PyroFlex-25 is currently in the final stages of development, aimed towards a full production release slated for second half of calendar year 2011.

In determining the value of in-process research and development, the Company applied the excess earnings method. The key value drivers under the excess earnings method are as follows: (a) projected revenue and earnings generated by the assets; (b) expected economic life of the asset; (c) contributory asset charges that would be paid to the requisite operating assets; and (d) a discount rate which reflects risk associated with receiving future cash flows. Forecasted sales and expenses were projected individually for these three laser platforms including PyroFlex-25. The selected discount rate for the IPR&D was 25.6%. In applying a discount rate for the IPR&D, the Company considered the overall weighted average cost of capital of PyroPhotonics.

The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. The acquisition is not significant, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position. Accordingly, pro forma financial statements of the combined entities are not presented.

7. Inventories

The components of inventories at April 2, 2011 and April 3, 2010 were as follows:

(In thousands)	2011	2010
Raw materials and purchased parts	$45,650	$47,636
Work-in-process	11,274	10,731
Finished goods	8,438	13,723

	$65,362	$72,090

8. Other Current Assets

Other current assets at April 2, 2011 and April 3, 2010 consisted of the following:

(In thousands)	2011	2010
Prepaid expenses	$3,840	$4,286
Value added tax receivable	2,481	1,179
Income tax refund receivable	—	3,017
Other	463	195

	$6,784	$8,677

9. Property, Plant and Equipment

Property, plant and equipment as of April 2, 2011 and April 3, 2010 consisted of the following:

(In thousands)	Estimated Useful Lives	2011	2010
Land	n/a	$3,110	$3,086
Buildings and improvements	3 to 40 years	39,814	40,225
Machinery and equipment	3 to 10 years	57,564	52,328
Computer equipment and software	1 to 7 years	31,507	29,373

		131,995	125,012
Less accumulated depreciation		(92,334)	(84,422)

		$39,661	$40,590

Depreciation expense totaled $10.3 million, $10.0 million and $10.3 million in 2011, 2010 and 2009, respectively.

10. Goodwill

As of April 2, 2011, the Company had $4.0 million in goodwill which was the result of the PyroPhotonics acquisition in 2011. As a result of the acquisition, the Company recorded $3.6 million of identifiable intangible assets and $4.0 million of goodwill. See Note 6 “Business Acquisition” for additional discussion.

The Company had no goodwill balance as of April 3, 2010 because of an impairment charge of $17.4 million in 2009. Due to decreases in the Company’s market capitalization during 2009, the Company reviewed the recoverability of goodwill as of the end of the third quarter of 2009. Consistent with historical practices, the estimation of the fair value was determined based on a method that compares the Company’s market capitalization against the net book value of the Company’s assets. Based on the results of the review, it was determined that the fair value of the Company’s goodwill was less than the carrying value. Accordingly, as of the end of the third quarter of 2009, the Company recognized an impairment charge of $17.4 million, of which $16.0 million related to the acquisition of New Wave Research, Incorporated.

11. Acquired Intangible Assets

Acquired intangible assets as of April 2, 2011 and April 3, 2010 consisted of the following:

(In thousands, except years)	Weighted Average Useful Life (In years)	2011	2010
Developed technology	7	$8,100	$8,100
Customer relationships	6	2,700	2,700
Customer backlog	1	700	700
Trade name and trademarks	3	400	400
Fair value of below-market lease (non-current portion)	3.8	310	311
Change of control agreements	1	100	100
Patents	13.1	3,427	2,978
In-process research and development(1)	Indefinite	3,204	—

		18,941	15,289
Less accumulated amortization		(8,906)	(7,034)

Total non-current acquired intangible assets		10,035	8,255

Fair value of below-market lease (current portion)		110	110
Less accumulated amortization		(91)	—

Total acquired intangible assets		$10,054	$8,365

(1)	See Note 6 “Business Acquisition” for additional discussion.

Amortization expense for acquired intangible assets has been recorded in the Consolidated Statements of Operations as follows:

(In thousands)	2011	2010	2009
Cost of sales	$1,157	$1,155	$1,157
Selling, service and administration	576	798	1,175
Research, development and engineering	231	196	61

	$1,964	$2,149	$2,393

The estimated amortization expense for acquired intangible assets in future years is as follows (in thousands):

Year	Amortization
2012	$1,907
2013	1,935
2014	1,806
2015	966
2016	610
Future years	2,220

$9,444

The above table excludes estimated amortization expense on certain in-process research and development assets as the project completion dates are not known as of April 2, 2011.

12. Other Assets

Other assets consisted of the following as of April 2, 2011 and April 3, 2010:

(In thousands)	2011	2010
Minority equity investment	$8,966	$8,184
Consignment and demo equipment, net	4,624	3,957
Other	929	867

	$14,519	$13,008

13. Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. The effect on deferred taxes resulting from a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is not more likely than not that a deferred tax asset will be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

Net deferred tax assets at April 2, 2011 and April 3, 2010 consisted of the following:

(In thousands)	2011	2010
Deferred tax assets and liabilities:
Current
Inventory valuation and warranty costs	$6,632	$5,612
Receivables and other current assets	(246)	(268)
Payroll-related accruals	683	654
Accrued liabilities	2,467	390
Deferred revenue	3,691	2,625
Other	(813)	13

Total current deferred tax assets	12,414	9,026
Valuation allowance, current	(2,522)	(1,794)

Net current deferred tax assets	$9,892	$7,232

Non-current
Deferred compensation	$4,795	$3,538
Intangible assets and investments	3,957	4,031
Accrued liabilities	705	475
Property, plant and equipment	2,019	1,027
Other comprehensive (income) loss	(324)	137
Tax loss and credit carryforwards	25,209	28,234
Other	2,431	1,347

Total non-current deferred tax asset	38,792	38,789
Valuation allowance, non-current	(7,970)	(7,710)

Net non-current deferred tax assets	$30,822	$31,079

Total deferred tax assets	$51,206	$47,815
Total valuation allowance	(10,492)	(9,504)

Net deferred tax assets	$40,714	$38,311

As of April 2, 2011 the Company had approximately $25.2 million in tax assets resulting from federal, state and foreign net operating losses and tax credits. A detailed breakdown of the net operating loss carryforwards (tax-effected) and tax credits at April 2, 2011 and April 3, 2010 was as follows:

(In thousands)	2011	2010
Federal net operating losses	$1,251	$2,021
State net operating losses	3,003	3,364
Foreign operating losses and tax credits	1,860	8,157
Federal research credits	12,952	10,294
State research credits	3,740	2,759
Federal minimum tax credit	1,246	1,246
Federal capital losses	1,157	393

	$25,209	$28,234

The federal net operating losses expire in fiscal 2012. The state net operating losses expire on various dates through fiscal 2030. The majority of the foreign tax credits expire on various dates through fiscal 2021. The federal and most of the state research credits expire on various dates through fiscal 2030. Certain state research credits and the federal minimum tax credits are available indefinitely.

A valuation allowance of $10.5 million and $9.5 million was recorded as of April 2, 2011 and April 3, 2010, respectively. The valuation allowance increased by $1.0 million in 2011, decreased by $1.7 million in 2010, and increased by $6.0 million in 2009. The increase in the valuation allowance in 2011 was primarily due to higher state research credits. Future adjustments to the valuation allowance against the deferred tax assets may be recorded with changes in future forecasts of taxable income. Based upon historical and future expectations of taxable income, the Company believes that its valuation allowance on deferred tax assets is adequate and that it is more-likely-than-not that the net deferred tax assets of $40.7 million at April 2, 2011 will be realized within the applicable carryforward periods.

The components of income before income taxes and the provision for (benefit from) income taxes, all from continuing operations, were as follows:

(In thousands)	2011	2010	2009
Income (loss) before income taxes:
Domestic	$(1,118)	$(20,139)	$(62,614)
Foreign	9,442	(1,623)	(2,063)

Total income (loss) before income taxes	$8,324	$(21,762)	$(64,677)

Provision for (benefit from) income taxes:
Current:
U.S. federal and state	$1,579	$(1,169)	$(4,297)
Foreign	1,214	784	3,671

	2,793	(385)	(626)
Deferred:
U.S. federal and state	(2,024)	(9,045)	(13,283)
Foreign	(379)	(348)	282

	(2,403)	(9,393)	(13,001)

Total provision for (benefit from) income taxes	$390	$(9,778)	$(13,627)

The portion of the tax benefit derived from stock-based compensation that is allocated as common stock was $0.3 million in 2011 and $0.1 million in 2009, respectively. No tax benefits associated with share-based compensation were allocated to common stock during 2010.

A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate was as follows:

	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.1	1.0	1.0
Tax credits	(12.1)	4.4	2.7
Domestic production and export tax incentives	(2.4)	—	—
Non-U.S. income taxed at different rates	(23.3)	5.9	3.7
Changes in unrecognized tax benefits	4.6	0.2	(1.9)
Goodwill impairment	—	—	(12.5)
Change in valuation allowance	(0.4)	—	(6.5)
Stock compensation	2.5	(2.6)	(1.1)
Other, net	0.7	1.0	0.7

	4.7%	44.9%	21.1%

During 2011, the company performed a carryback of 2010 net operating losses to its 2008 income tax returns resulting in a tax refund of $2.6 million and the recovery of research and development and foreign tax credits previously claimed.

During 2010, the Internal Revenue Service completed its audit for 2008. This resulted in an incremental tax liability of $0.3 million. The Company also performed a carryback of 2009 net operating losses to its 2008 and 2007 income tax returns, resulting in a tax refund of $3.2 million and the recovery of research and development and foreign tax credits previously claimed.

The Company currently benefits from a Pioneer Tax Incentive in Singapore. The incentive commenced on July 1, 2006 and will continue through June 30, 2016 assuming the Company is able to achieve specified future requirements. The Company is currently in compliance with the requirements and as a result profits generated from its Singapore operations are subject to a reduced tax rate.

The Company operates globally but considers its significant tax jurisdictions to include Canada, China, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States. As of April 2, 2011, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Canada	2011
China	2001 and forward
Japan	2004 and forward
Korea	2006 and forward
Singapore	2007 and forward
Taiwan	2006 and forward
United Kingdom	2007 and forward
United States	2004 and forward

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits for the years ended April 2, 2011 and April 3, 2010 was as follows:

(In thousands)	2011	2010
Beginning unrecognized tax benefits balance	$7,540	$7,645
Gross increases for tax positions of prior years	25	—
Gross decreases for tax positions of prior years	—	(375)
Gross increases for tax positions for current year	451	270

Ending unrecognized tax benefits balance	$8,016	$7,540

The unrecognized tax benefits, along with the related accrued interest and penalties, were presented as long-term income taxes payable on the Consolidated Balance Sheets as of April 2, 2011 and April 3, 2010. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8.0 million as of April 2, 2011 and $7.5 million at April 3, 2010. The Company recognizes accrued interest and penalties on unrecognized tax positions in the provision for income taxes. Gross accrued interest and penalties were $2.3 million and $1.9 million as of April 2, 2011 and April 3, 2010, respectively. The gross amount of interest and penalties incurred during 2011, 2010 and 2009 was $0.3 million, $0.1 million, $0.6 million, respectively. The Company expects the annual increases and decreases to unrecognized tax benefits to be consistent with prior years and does not anticipate any significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapse of statutes of limitation.

14. Accrued Liabilities

Accrued liabilities consisted of the following at April 2, 2011 and April 3, 2010:

(In thousands)	2011	2010
Payroll-related liabilities	$13,486	$5,727
Customer deposits	5,499	1,020
Product warranty accrual	4,415	2,576
Pension benefit liabilities	1,808	1,415
Professional fees payable	1,653	1,327
Income taxes payable	1,540	801
Legal settlement costs payable	1,208	—
Value added taxes payable	1,028	16
Purchase order commitments and receipts	922	1,352
Restructuring costs payable	711	60
Other	1,155	643

	$33,425	$14,937

15. Product Warranty

The following is a reconciliation of the changes in the aggregate product warranty accrual for fiscal 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Product warranty accrual, beginning	$2,576	$2,057	$3,740
Warranty charges incurred, net	(6,818)	(4,040)	(6,546)
Provision for warranty charges	8,657	4,559	4,863

Product warranty accrual, ending	$4,415	$2,576	$2,057

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

16. Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for fiscal 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Deferred revenue, beginning	$13,193	$11,251	$12,583
Revenue deferred	37,120	27,774	23,763
Revenue recognized	(34,274)	(25,832)	(25,095)

Deferred revenue, ending	$16,039	$13,193	$11,251

17. Derivative Financial Instruments

The Company enters into derivative financial instruments on a limited basis and does not use them for trading purposes. It does, however, use derivatives to manage well-defined foreign currency risks. The Company hedges material non-functional currency monetary asset and liability balances. Foreign exchange contract gains and losses are recognized at the end of each fiscal period in the Company’s results of operations. Such gains and losses are typically offset by the corresponding changes to the related underlying hedged item. Cash flows from derivative financial instruments are classified in the same category as the cash flows from the items hedged.

At April 2, 2011 and April 3, 2010, the Company had net forward exchange contracts to purchase foreign currencies totaling $5.6 million and $2.8 million, respectively. In general, these contracts mature in less than six months and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal.

The table below summarizes, by currency, the notional amounts of forward exchange contracts in U.S. dollars as of April 2, 2011 and April 3, 2010. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalents of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rates as of April 2, 2011 and April 3, 2010.

	Bought (Sold)
(In thousands)	2011	2010
Japanese Yen	$11,360	$4,719
Taiwan Dollar	—	1,985
Korean Won	(4,565)	(2,324)
British Pound	(3,064)	(2,087)
Euro	1,825	504

	$5,556	$2,797

18. Commitments and Contingencies

The aggregate minimum commitment obligation under operating leases beyond April 2, 2011 was as follows (in thousands):

Year	Operating Leases
2012	$2,544
2013	2,091
2014	598
2015	88
2016	7
Thereafter	—

$5,328

The Company leases certain equipment, automobiles, manufacturing and office space under operating leases, which are non-cancelable and expire on various dates through fiscal 2016. Rental expense for all operating leases was $2.3 million, $1.9 million and $2.1 million in 2011, 2010 and 2009, respectively.

In the normal course of business, the Company agrees to indemnify customers with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from other third party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such other third parties. To date, the Company has not recorded any material charges related to these types of obligations.

19. Earnings (Loss) Per Share

Following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for fiscal 2011, 2010 and 2009:

(In thousands, except per share data)	2011	2010	2009
Net income (loss)	$7,934	$(11,984)	$(51,050)

Weighted average shares used for basic earnings per share	28,045	27,449	27,079
Incremental diluted shares	563	—	—

Weighted average shares used for diluted earnings per share	28,608	27,449	27,079

Net income (loss) per share:
Net income (loss)—basic	$0.28	$(0.44)	$(1.89)

Net income (loss)—diluted	$0.28	$(0.44)	$(1.89)

Awards of options, stock appreciation rights (SARs) and unvested restricted stock units (RSUs) representing an additional 2.9 million, 4.5 million and 4.3 million shares of stock for 2011, 2010 and 2009, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

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

The Company did not repurchase any shares under this program during 2011. As of April 2, 2011, a total of 372,825 shares have been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Consolidated Statements of Cash Flows.

21. Legal Proceedings

Legal Settlement

In 2009, James Dooley, former Chief Executive Officer, initiated arbitration against the Company seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the arbitrator ruled that, despite having pled guilty to violating federal securities laws by willfully and knowingly making false statements to the Company’s accountants, Dooley’s actions did not satisfy the definition of cause under his employment agreement. As a result, the arbitrator determined that Dooley is entitled to severance benefits under his employment agreement, plus interest from June 2005. This proceeding was subject to binding arbitration under the terms of the employment agreement. Accordingly, the Company recognized approximately $1.4 million in legal settlement costs in 2011. On December 27, 2010, the Company filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon. On May 17, 2011, the court ruled in favor of Mr. Dooley. On May 19, 2011, the Company filed a motion for the court to admit into evidence certain testimony of Mr. Dooley, arguing that the court was in error in not admitting it in the proceeding, and asking the court to reconsider its ruling based on that evidence. On June 14, 2011, the court ruled in favor of admitting the testimony into evidence, but also reaffirmed its original ruling upholding the arbitrator’s award.

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

Pursuant to the Court’s PAO and PIO, the Company was required to post Taiwan dollar security bonds with the Court. In July 2009, the Company established a letter of credit as a partial substitution for the security bonds and received back $2.0 million from the Court. The letter of credit is collateralized by $2.4 million of restricted cash. In September 2009, the Company established an additional letter of credit and received back the remaining $7.1 million of the security bonds. This second letter of credit is collateralized by $8.4 million of restricted cash. The total restricted cash balance of $10.8 million is included in the Consolidated Balance Sheets at April 2, 2011 as a current asset.

On June 3, 2011 the Court orally announced its judgment, finding that All Ring had infringed the 207469 patent, ordering All Ring to pay the Company approximately $24 million plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the 207469 patent. The written judgment was issued on June 13, 2011. All Ring has publicly indicated that it intends to appeal this judgment. See Note 25 “Subsequent Events” for additional information.

In the ordinary course of business, the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

22. Shareholder Rights Plan

The Company has a shareholder rights plan, under which each share of common stock carries with it an associated right (a “Right”). Each Right entitles the holder to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $60, subject to adjustment. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the Company’s earnings. The Rights expire on May 18, 2019 and may be redeemed by the Company for $0.001 per Right.

The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events, including the following: (a) a person or group acquires or commences a tender offer that would result in beneficial ownership of 15 percent or more of outstanding common stock; (b) any person becomes a beneficial owner of 10 percent or more of outstanding common stock and is determined by the Board of Directors to be an “Adverse Person”; or (c) a person or group acquires, or obtains the right to acquire, 15 percent of the outstanding Common Stock. If either of the events described in clause (b) or (c) above occurs, each Right will thereafter entitle its holder to receive, upon exercise and in lieu of Series A No Par Preferred Stock, Common Stock (or in certain circumstances, cash, property or other securities of the Company) having a value equal to twice the exercise price of the Right. If, after the Rights become exercisable as described above, the Company is acquired in a merger or other business combination, each Right will thereafter entitle its holder to receive, upon exercise and in lieu of capital stock of the Company, common stock of the acquiring company having a value equal to twice the exercise price of the Right.

23. Product and Geographic Information

Net sales by product type were as follows:

(In thousands)	2011	2010	2009
Semiconductor Group (SG)	$78,739	$28,525	$44,855
Components Group (CG)	54,184	31,697	29,243
Interconnect/ Micromachining Group (IMG)	123,888	88,671	83,215

	$256,811	$148,893	$157,313

Net sales by geographic area, based on the location of the end user, were as follows:

(In thousands)	2011	2010	2009
Asia	$229,420	$124,078	$110,114
Americas	15,647	14,189	30,637
Europe	11,744	10,626	16,562

	$256,811	$148,893	$157,313

Long-lived assets, exclusive of investments, ARS and deferred tax assets, by geographic area were as follows:

(In thousands)	2011	2010
Americas	$62,955	$56,914
Asia	5,165	4,851
Europe	109	88

	$68,229	$61,853

24. Restructuring and Cost Management Plans

Due to the economic downturn which started in the latter part of 2008, the Company took restructuring actions during fiscal 2009 in response to the market conditions in order to mitigate the impact of lower business levels to its results from operations. These actions included reductions in workforce, office consolidations in foreign subsidiary locations, the closure of a small research and development facility, suspension of the Company’s 401(k) match, temporary pay reductions, company-wide furloughs and plant shutdowns. The temporary salary reduction program was discontinued in the latter part of fiscal 2010. The suspension of the Company’s 401(k) match was partially reinstated in the fourth quarter of 2011. During 2009, these actions resulted in $4.0 million of total restructuring costs, substantially all of which related to employee severance and related benefits. No additional restructuring costs were incurred during 2010.

During 2011, as part of the Company’s globalization strategy, the Company initiated a restructuring plan to reduce its worldwide cost structure through transition of certain procurement and manufacturing activities to Asia. As a result of the planned actions, the Company recognized $0.8 million of restructuring costs in 2011 and a corresponding liability was included in Accrued liabilities on the Consolidated Balance Sheets. This liability was reduced by $0.1 million in the fourth quarter of 2011 primarily for the severance and related benefits payout. At April 2, 2011 and April 3, 2010, the amount included in accrued liabilities was $0.7 million and $0.1 million, respectively.

25. Subsequent Events

On June 3, 2011, the Kaohsiung District Court of Taiwan (the Court) orally announced its judgment with respect to the All Ring litigation described in Note 21 “Legal Proceedings”, finding that All Ring had infringed the Company’s Taiwan Patent No. 207469, entitled “Circuit Component Handler”, ordering All Ring to pay ESI approximately $24 million plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the patent. The Company must post a letter of credit of approximately $10 million with the Court to enforce the judgment, in addition to the letters of credit already posted with the Court by the Company. All Ring may file an appeal within 20 days of the Court issuing its written judgment. In order to stay the judgment, All Ring is required to post a cash security bond with the Court of approximately $24 million. All Ring has made public statements that it intends to appeal. On June 13, 2011, the Company posted the letter of credit with the Court, which will be reflected as restricted cash on the Consolidated Balance Sheets in the first quarter of 2012. The Company is unable say when or if it will be able collect the judgment from All Ring, and, if All Ring appeals, whether the Company will prevail in the appeals process.

26. Quarterly Financial Information (Unaudited)

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended April 2, 2011
Net sales	$58,471	$59,554	$67,209	$71,577
Gross profit	21,473	26,001	30,027	31,448
Net operating expenses[1]	23,056	25,263	27,520	25,682
(Benefit from) provision for income taxes	(1,726)	1,536	117	463
Net income (loss)[2]	201	(611)	2,351	5,993
Basic net income (loss) per share	0.01	(0.02)	0.08	0.21
Diluted net income (loss) per share	0.01	(0.02)	0.08	0.21

Year ended April 3, 2010
Net sales	$22,603	$27,638	$39,048	$59,604
Gross profit	5,961	9,426	14,817	25,661
Net operating expenses[3]	14,910	18,796	20,703	23,229
Benefit from income taxes	(3,077)	(2,893)	(3,104)	(704)
Net (loss) income[4]	(5,530)	(6,120)	(2,413)	2,078
Basic net (loss) income per share	(0.20)	(0.22)	(0.09)	0.08
Diluted net (loss) income per share	(0.20)	(0.22)	(0.09)	0.07

The sum of the quarterly data presented in the table above for fiscal 2011 and 2010 may not equal annual results due to rounding.

1.	In the third quarter of 2011, net operating expenses included pretax expenses of $1.4 million in legal settlement costs and $0.8 million in restructuring costs.

2.	In the fourth quarter of 2011, net income included a gain of $0.7 million related to a sale of previously impaired auction rate securities.

3.	In the first quarter of 2010, net operating expenses included a pretax benefit of $4.5 million for net merger termination proceeds.

4.	In the fourth quarter of 2010, net income included a charge of $1.3 million for other-than-temporary impairment of auction rate securities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 2, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 2, 2011.

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

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Electro Scientific Industries, Inc.:

We have audited Electro Scientific Industries, Inc.’s internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electro Scientific Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Electro Scientific Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended April 2, 2011, and our report dated June 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

June 14, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information about the Company’s audit committee, is included under the headings “Proposal 1: Election of Directors,” “Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted the ESI Code of Conduct, a code of ethics and business practices with which every person who works for the Company is expected to comply. In addition, the Company has adopted a Code of Ethics for Financial Managers applicable to the chief executive officer, principal financial officer, principal accounting officer or controller and any other person performing similar functions on behalf of the Company. The ESI Code of Conduct and Code of Ethics for Financial Managers are publicly available on the Company’s website under “Corporate Governance” in the Investors Section (at http://investors.esi.com/governance.cfm). This website address is intended to be an inactive, textual reference only; none of the materials on this website are part of this report. If any waiver is granted, including any implicit waiver, from a provision of the Code of Ethics for Financial Managers, the Company will disclose the nature of such waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Independence” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3.1		Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2010.

3.2		2009 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 19, 2009 (the “May 19 8-K”).

4.1		Rights Agreement, dated as of May 18, 2009, between Electro Scientific Industries, Inc. and Mellon Investor Services. Incorporated by reference to Exhibit 4.1 of the May 19 8-K.

10.1	*	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

10.2	*	2000 Stock Option Incentive Plan. Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

10.3	*	Employment Agreement between the Company and Nicholas C. Konidaris, dated January 7, 2004. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2004.

10.4	*	Amendment No. 1 to Employment Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2005 (the “January 31 8-K”).

10.5	*	Amendment to Employment Agreement, dated November 12, 2008, between the Company and Nicholas Konidaris. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2008.

10.6	*	Amendment No. 3 to Employment Agreement, dated September 30, 2009, between Electro Scientific Industries, Inc. and Nicholas Konidaris. Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on October 2, 2009.

10.7	*	Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.2 of the January 31 8-K.

10.8	*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.3 of the January 31 8-K.

10.9	*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.4 of the January 31 8-K.

10.10	*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.6 of the January 31 8-K.

10.11	*	2004 Stock Incentive Plan, as amended.

10.12	*	Deferred Compensation Plan 2008 Restatement. Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008 (the “2008 10-K”).

10.13	*	Amendment No. 1 to Deferred Compensation Plan 2008 Restatement. Incorporated by reference to Exhibit 10.31 of the 2008 10-K.

10.14	*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Incentive Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 21, 2004 (the “October 21 8-K”).

10.15	*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.4 of the October 21 8-K.

10.16	*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (non-directors) (for awards made on July 20, 2005). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 26, 2005 (the “July 26 8-K”).

10.17	*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (directors) (for awards made on July 20, 2005). Incorporated by reference to Exhibit 10.3 of the
July 26 8-K.

10.18	*	Form of Performance Based Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.5 of the January 31 8-K.

10.19	*	Form of Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.7 of the January 31 8-K.

10.20	*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Non-Directors) (for awards made on
May 24, 2006). Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2006 (the “May 30 8-K”).

10.21	*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Directors) (for awards made in May 2006). Incorporated by reference to Exhibit 10.2 of the May 30 8-K.

10.22	*	Form of Restricted Stock Unit Agreement between the Company and Nicholas Konidaris, dated as of October 4, 2006. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 11, 2006.

10.23	*	Form of Change in Control Agreement between the Company and each of Robert DeBakker and Paul Oldham. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2006.

10.24	*	Form of Restricted Stock Unit Agreement (for awards made on or after July 19, 2006 and prior to February 2008). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 25, 2006 (the “July 25 8-K”).

10.25	*	Form of Restricted Stock Unit Agreement for directors. Incorporated by reference to Exhibit 10.4 of the July 25 8-K.

10.26	*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (for awards made after February 2008). Incorporated by reference to Exhibit 10.27 of the 2008 10-K.

10.27	*	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement (for July 2006 awards). Incorporated by reference to Exhibit 10.28 of the 2008 10-K.

10.28	*	Form of Restricted Stock Unit Agreement (for awards made after February 2008 and prior to May 2010). Incorporated by reference to Exhibit 10.29 of the 2008 10-K.

10.29	*	Form of Performance-Based Restricted Stock Unit Agreement (for awards made on or after July 2007 and prior to May 2010). Incorporated by reference to Exhibit 10.30 of the 2008 10-K.

10.30	*	Form of Stock Appreciation Rights Agreement (for awards made prior to May 2010). Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2009.

10.31	*	Form of Indemnification Agreement for directors and certain officers. Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.32	*	Form of Performance-Based Restricted Stock Units Award Agreement (for awards made on May 13, 2010).

10.33	*	Form of Restricted Stock Units Award Agreement (for awards made on May 13, 2010).

10.34	*	Form of Stock Appreciation Rights Agreement (for awards made on May 13, 2010).

10.35	*	Form of Performance-Based Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of May 13, 2010.

10.36	*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of May 13, 2010.

10.37	*	Form of Stock Appreciation Rights Agreement between the Company and Nicholas Konidaris, dated as of May 13, 2010.

10.38		Voting Agreement, dated as of December 8, 2008, among Electro Scientific Industries, Inc. and The D3 Family Fund, L.P., The D3 Family Bulldog Fund, L.P., The D3 Family Canadian Fund, L.P., The DIII Offshore Fund, L.P., Nierenberg Investment Management Company, Inc., Nierenberg Investment Management Offshore, Inc. and David Nierenberg. Incorporated by reference to Exhibit 10 of the Company’s Current Report on form 8-K filed December 9, 2008.

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney for Frederick Ball

24.2		Power of Attorney for Richard J. Faubert

24.3		Power of Attorney for Edward C. Grady

24.4	Power of Attorney for Barry L. Harmon

24.5	Power of Attorney for W. Arthur Porter

24.6	Power of Attorney for Gerald F. Taylor

24.7	Power of Attorney for David Nierenberg

24.8	Power of Attorney for Jon D. Tompkins

24.9	Power of Attorney for Robert R. Walker

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2011	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By:	/S/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 14, 2011.

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