Form 10-Q
period 2011-07-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2011-08-10
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

The number of shares outstanding of the Registrant’s Common Stock at August 5, 2011 was 28,742,205 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Jul 2, 2011	Apr 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$88,331	$116,412
Restricted cash	22,269	10,769
Short-term investments	88,546	69,245

Total cash, restricted cash and investments	199,146	196,426

Trade receivables, net of allowances of $463 and $429	60,531	44,100
Inventories	71,982	65,362
Shipped systems pending acceptance	6,446	5,289
Deferred income taxes, net	9,667	9,892
Other current assets	6,414	6,784

Total current assets	354,186	327,853

Non-current assets:
Auction rate securities	—	5,166
Non-current investments	—	8,097
Property, plant and equipment, net of accumulated depreciation of $94,881 and $92,334	39,524	39,661
Non-current deferred income taxes, net	29,676	30,822
Goodwill	4,014	4,014
Acquired intangible assets, net of accumulated amortization of $9,356 and $8,906	9,585	10,035
Other assets	11,942	14,519

Total assets	$448,927	$440,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,940	$18,650
Accrued liabilities	21,037	33,425
Deferred revenue	21,964	16,039

Total current liabilities	66,941	68,114

Non-current liabilities:
Income taxes payable	9,597	9,754

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 28,628 and 28,299 issued and outstanding	158,386	153,189
Retained earnings	213,333	207,420
Accumulated other comprehensive income related to auction rate securities	—	1,445
Accumulated other comprehensive income, other	670	245

Total shareholders’ equity	372,389	362,299

Total liabilities and shareholders’ equity	$448,927	$440,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	Jul 2, 2011	Jul 3, 2010
Net sales	$77,046	$58,471
Cost of sales	43,286	36,998

Gross profit	33,760	21,473

Operating expenses:
Selling, service and administration	16,496	12,845
Research, development and engineering	11,234	10,211
Legal settlement costs	550	—

Net operating expenses	28,280	23,056

Operating income (loss)	5,480	(1,583)

Non-operating income (expense):
Sale of previously impaired auction rate securities	2,729	—
Interest and other (expense) income, net	(137)	58

Total non-operating income	2,592	58

Income (loss) before income taxes	8,072	(1,525)
Provision for (benefit from) income taxes	2,159	(1,726)

Net income	$5,913	$201

Net income per share – basic	$0.21	$0.01

Net income per share – diluted	$0.20	$0.01

Weighted average number of shares – basic	28,471	27,791

Weighted average number of shares – diluted	29,262	28,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Fiscal quarter ended
(In thousands)	Jul 2, 2011	Jul 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,913	$201
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	2,660	2,559
Amortization of acquired intangible assets	468	531
Share-based compensation expense	4,768	2,874
Provision for (recovery of) doubtful accounts	50	(150)
Gain on sale of previously impaired auction rate securities	(2,729)	—
Loss on disposal of property, plant and equipment	2	55
Deferred income taxes	1,213	(2,809)
Changes in operating accounts:
(Increase) decrease in trade receivables, net	(16,391)	5,477
(Increase) decrease in inventories	(4,357)	3,857
(Increase) decrease in shipped systems pending acceptance	(1,157)	694
Decrease in other current assets	477	377
(Decrease) increase in accounts payable and accrued liabilities	(7,624)	3,791
Increase (decrease) in deferred revenue	5,839	(2,688)

Net cash (used in) provided by operating activities	(10,868)	14,769

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(240,458)	(81,348)
Proceeds from sales and maturities of investments	229,244	82,612
Increase in restricted cash	(11,500)	—
Proceeds from sale of auction rate securities	6,450	—
Purchase of property, plant and equipment	(1,910)	(1,277)
Increase in other assets	(129)	(185)

Net cash used in investing activities	(18,303)	(198)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock plan activity, net	(51)	(74)
Excess tax benefit of share-based compensation	446	143

Net cash provided by financing activities	395	69
Effect of exchange rate changes on cash	695	250

NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,081)	14,890
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,412	39,335

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,331	$54,225

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(1,580)	$(663)
Income tax refunds received	$89	$263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements are to be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for its fiscal year ended April 2, 2011. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.

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

There have been no significant changes to the Company’s significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for its fiscal year ended April 2, 2011. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASC ASU 2011-04). ASC 2011-04 will result in common fair value measurement and disclosure requirements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). These disclosures include: (a) information about transfers between level 1 and level 2 of the fair value hierarchy; (b) information about the sensitivity of a fair value measurement categorized within level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs; and (c) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASC ASU 2011-04 will become effective for the Company’s fourth quarter of 2012. The Company is currently evaluating the impact, if any, that the adoption of ASC ASU 2011-04 will have on its financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income” (ASC ASU 2011-05). ASC ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, however, it does not change the items that must be reported in other comprehensive income. ASC ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, and the total of comprehensive income. ASC ASU 2011-05 will become effective for the Company’s first quarter of 2013. The adoption of ASC ASU 2011-05 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

3. Restricted Cash

As of July 2, 2011 and April 2, 2011, the Company had restricted cash of $22.3 million and $10.8 million, respectively, which collateralizes commercial letters of credit. See Note 15 “Legal Proceedings” for further discussion.

4. Share-Based Compensation

The Company recognizes expense related to the fair value of its share-based compensation awards using the Black-Scholes model to estimate the fair value of awards on the date of grant, except for unvested restricted stock unit awards which are valued at the fair value of the Company’s stock on the date of award. The Company recognizes compensation expense for all share-based compensation awards on a straight-line basis over the requisite service period of the award.

Stock-settled stock appreciation rights (SARs) grant the right to receive shares of the Company’s stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The Company uses the Black-Scholes model to estimate the fair value of SARs. Similar to options, SARs are recorded at the fair value of the award at grant date and the expense is recognized on a straight-line basis over the requisite service period of the award. The Company granted SARs during the first quarter of 2012 and 2011, but did not grant any stock options during the first quarter of 2012 or 2011.

Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Jul 2, 2011	Jul 3, 2010
Cost of sales	$296	$282
Selling, service and administration	3,938	2,224
Research, development and engineering	546	377

Total share-based compensation expense	$4,780	$2,883

As of July 2, 2011, no share-based compensation expenses were capitalized. The Company had $16.6 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted-average period of 2.1 years. Share-based compensation expense increased primarily due to accelerated expensing associated with the Chief Executive Officer’s retirement eligibility date and increased estimated attainment of performance based grants.

Valuation Assumptions

The Black-Scholes option pricing model is utilized to determine the fair value of options and SARs granted. The following weighted average assumptions were used in calculating the fair value during the periods presented:

	Fiscal quarter ended
(In thousands)	Jul 2, 2011	Jul 3, 2010
Risk-free interest rate	1.95%	2.06%
Expected dividend yield	0%	0%
Expected volatility	45%	48%
Expected lives	6.3	5.5

The risk-free rates used are based on the U.S. Treasury yields over the expected terms. The expected term and forfeiture estimates for stock options and SARs are based on an analysis of actual exercise behavior. The Company uses its historical volatility over the estimated expected term as the expected volatility.

Share-Based Payment Award Activity

The weighted-average fair value of share-based compensation awards during the period were:

	Fiscal quarter ended
(In thousands, except per share data)	Jul 2, 2011	Jul 3, 2010
Stock Option and SAR Awards:
Grant date fair value per share	$8.68	$6.31
Total fair value of SARs granted	$1,511	$1,149
Total fair value of options and SARs vested	$1,520	$1,005
Total intrinsic value of options and SARs exercised	$620	$251
Unvested Restricted Stock Unit Awards:
Grant date fair value per share	$18.75	$14.57
Total fair value of awards granted	$8,178	$6,643
Employee Stock Purchase Plan:
Grant date fair value per share	$3.59	$2.74
Total grant date fair value	$206	$271

Information with respect to stock option and SAR activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at April 2, 2011	3,545,471	$19.56
Granted	174,000	18.82
Exercised	(107,432)	12.12
Expired or forfeited	(207,054)	24.18

Outstanding at July 2, 2011	3,404,985	$19.48	4.76	$9,341

Vested and expected to vest at July 2, 2011	3,331,858	$19.63	4.67	$8,834

Exercisable at July 2, 2011	2,666,455	$21.36	3.74	$4,443

Information with respect to unvested restricted stock unit awards activity was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at April 2, 2011	1,142,887	$14.04
Awarded	436,300	18.75
Vested	(277,100)	14.93
Forfeited	(45,127)	15.27

Outstanding at July 2, 2011	1,256,960	$15.43	1.92	$24,184

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of July 2, 2011 and April 2, 2011 was as follows (in thousands):

July 2, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$8,916	$—	$—	$8,916
U.S. Treasury money fund	233	—	—	233
Commercial paper	—	85,930	—	85,930
Government agencies	—	55,616	—	55,616
Municipal bonds	—	2,356	—	2,356
Mutual funds	—	2,064	—	2,064
Forward purchase or (sale) contracts:
Japanese Yen	—	120	—	120
Korean Won	—	26	—	26
Euro	—	12	—	12
British Pound	—	(60)	—	(60)

April 2, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$5,261	$—	$—	$5,261
Commercial paper	—	97,332	—	97,332
Government agencies	—	63,667	—	63,667
Forward purchase or (sale) contracts:
Japanese Yen	—	135	—	135
Taiwan Dollar	—	—	—	—
Korean Won	—	98	—	98
Euro	—	(26)	—	(26)
British Pound	—	(23)	—	(23)
Auction rate securities	—	—	5,166	5,166
Preferred stock	—	—	—	—

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at July 1, 2011 and April 1, 2011 were utilized to calculate unrealized gain/loss.

The Level 3 assets consisted of auction rate securities (ARS) and preferred stock acquired through the conversion of ARS. Since auctions of ARS had not recently occurred, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, ratings of and financial claims on the bond insurers and issuers; and (vi) the underlying trust assets of the securities.

As of April 2, 2011, the Company held ARS with a total estimated fair value of $5.2 million. These ARS consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. During the first quarter of 2012, the Company sold all of its remaining ARS for approximately $6.0 million and all of its preferred stock for approximately $0.5 million. The Company recorded a gain of $2.7 million, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income. As of July 2, 2011, the Company did not have any ARS investments.

The following table illustrates the activity related to credit loss on ARS from April 2, 2011 to July 2, 2011:

(In thousands)	Credit Loss
Balance at April 2, 2011	$(10,979)
Sales of ARS	10,979

Balance at July 2, 2011	$—

The following table illustrates Level 3 activity from April 2, 2011 to July 2, 2011 (in thousands):

	Auction Rate Securities	Preferred Stock	Total
Fair Value, April 2, 2011	$5,166	$—	$5,166

Sales of ARS	(5,967)	(483)	(6,450)
Realized gains, included in non-operating income (expense)	2,246	483	2,729
Reclassifications out of accumulated other comprehensive income	(1,445)	—	(1,445)

Fair Value, July 2, 2011	$—	$—	$—

As of July 2, 2011, the Company had $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of July 2, 2011 and April 2, 2011, management had not identified any events or circumstances that indicated the investments were impaired; therefore, the full carrying value of $9.0 million was included in Other assets on the Condensed Consolidated Balance Sheets at July 2, 2011 and April 2, 2011.

Investments

Certain information regarding the Company’s investments at July 2, 2011 and April 2, 2011 was as follows (in thousands):

July 2, 2011		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$85,928	$2	$—	$85,930
Government agencies	55,582	34	—	55,616
Municipal bonds	2,357	—	(1)	2,356

	$143,867	$36	$(1)	$143,902

April 2, 2011		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$97,330	$2	$—	$97,332
Government agencies	55,550	20	—	55,570

	$152,880	$22	$—	$152,902

Available-for-sale securities (non-current):
Government agencies	$8,087	$10	$—	$8,097
Auction rate securities	10,700	1,445	(6,979)	5,166
Preferred stock	4,000	—	(4,000)	—

	$22,787	$1,455	$(10,979)	$13,263

In addition to the sales of ARS, the Company sold certain available for sale securities for approximately $3.5 million at cost in the first quarter of 2012. There were no sales of available for sale securities in the first quarter of 2011. For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income were insignificant as of July 2, 2011 and April 2, 2011. Gains on current available-for-sale securities reclassified out of accumulated other comprehensive income into earnings during the first quarter of 2012 were insignificant.

6. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Jul 2, 2011	Apr 2, 2011
Raw materials and purchased parts	$46,947	$45,650
Work-in-process	14,640	11,274
Finished goods	10,395	8,438

	$71,982	$65,362

7. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Jul 2, 2011	Apr 2, 2011
Prepaid expenses	$3,790	$3,840
Value added tax receivable	2,340	2,481
Other	284	463

	$6,414	$6,784

8. Other Assets

Other assets consisted of the following:

(In thousands)	Jul 2, 2011	Apr 2, 2011
Minority equity investment	$8,966	$8,966
Consignment and demo equipment, net	1,797	4,624
Other	1,179	929

	$11,942	$14,519

9. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Jul 2, 2011	Apr 2, 2011
Payroll-related liabilities	$5,551	$13,486
Product warranty accrual	4,708	4,415
Customer deposits	2,361	5,499
Pension benefit liabilities	1,953	1,808
Purchase order commitments and receipts	1,726	922
Professional fees payable	1,428	1,653
Income taxes payable	843	1,540
Legal settlement costs payable	—	1,208
Value added taxes payable	785	1,028
Restructuring costs payable	380	711
Other	1,302	1,155

	$21,037	$33,425

10. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended
(In thousands)	Jul 2, 2011	Jul 3, 2010
Product warranty accrual, beginning	$4,415	$2,576
Warranty charges incurred, net	(2,151)	(1,199)
Provision for warranty charges	2,444	2,332

Product warranty accrual, ending	$4,708	$3,709

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

11. Deferred Revenue

Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company’s factory and title transfer which frequently occurs at the time of delivery to a common carrier. Revenue is deferred whenever title transfer is pending and/or acceptance criteria have not yet been fulfilled. Deferred revenue occurrences include sales to Japanese customers, shipments of substantially new products and shipments with custom specifications and acceptance criteria. In sales involving multiple element arrangements, the fair value of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended
(In thousands)	Jul 2, 2011	Jul 3, 2010
Deferred revenue, beginning	$16,039	$13,193
Revenue deferred	21,913	7,614
Revenue recognized	(15,988)	(10,216)

Deferred revenue, ending	$21,964	$10,591

12. Earnings Per Share

The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended
(In thousands, except per share data)	Jul 2, 2011	Jul 3, 2010
Net income	$5,913	$201

Weighted average shares used for basic earnings per share	28,471	27,791
Incremental diluted shares	791	421

Weighted average shares used for diluted earnings per share	29,262	28,212

Net income per share:
Net income – basic	$0.21	$0.01

Net income – diluted	$0.20	$0.01

Awards of options, stock-settled stock appreciation rights (SARs) and unvested restricted stock units (RSUs) representing an additional 2.5 million and 3.0 million shares for the first quarters of 2012 and 2011, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

13. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Fiscal quarter ended
(In thousands)	Jul 2, 2011	Jul 3, 2010
Net income	$5,913	$201
Foreign currency translation adjustment	425	105
Reclassification of unrealized gains on auction rate securities	(1,445)	—
Net unrealized loss on auction rate securities	—	(391)
Net unrealized (loss) gain on current available-for-sale securities	(3)	19
Other comprehensive income	2	2

Comprehensive income (loss)	$4,892	$(64)

14. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended
(In thousands)	Jul 2, 2011	Jul 3, 2010
Semiconductor Group (SG)	$18,025	$19,057
Interconnect/ Micromachining Group (IMG)	48,212	20,611
Components Group (CG)	10,809	18,803

	$77,046	$58,471

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	Jul 2, 2011	Jul 3, 2010
Asia	$68,933	$50,785
Americas	5,742	4,101
Europe	2,371	3,585

	$77,046	$58,471

15. Legal Proceedings

In 2009, James Dooley, the Company’s former Chief Executive Officer, initiated arbitration against the Company seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the arbitrator ruled that, despite having pled guilty to violating federal securities laws by willfully and knowingly making false statements to the Company’s accountants, Dooley’s actions did not satisfy the definition of cause under his employment agreement. As a result, the arbitrator determined that Dooley is entitled to severance benefits under his employment agreement, plus interest from June 2005. This proceeding was subject to binding arbitration under the terms of the employment agreement. Accordingly, the Company recognized approximately $1.4 million in legal settlement costs in 2011. On December 27, 2010, the Company filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon. On May 17, 2011, the court ruled in favor of Mr. Dooley. On May 19, 2011, the Company filed a motion for the court to admit into evidence certain testimony of Mr. Dooley, arguing that the court was in error in not admitting it in the proceeding, and asking the court to reconsider its ruling based on that evidence. On June 14, 2011, the court ruled in favor of admitting the testimony into evidence, but also reaffirmed its original ruling upholding the arbitrator’s award. The Company did not further appeal and paid the award in the first quarter of 2012.

All Ring Patent Infringement Prosecution

The Company’s proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement are ongoing. As a part of these proceedings, the Company established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of July 2, 2011.

In June 2011, the Kaohsiung District Court of Taiwan announced its judgment, finding that All Ring had infringed the 207469 patent, ordering All Ring to pay the Company approximately $24.0 million plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the 207469 patent. On June 16, 2011, All Ring posted a cash bond for approximately $24.0 million to prevent the provisional execution of the judgment. All Ring appealed this judgment to the Intellectual Property Court on June 28, 2011. See the Company’s Form 10-K for the year ended April 2, 2011 for further background and additional information related to these proceedings.

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

Summary of Sequential Quarterly Results

The financial results of the quarter ended July 2, 2011, which represented the first fiscal quarter of 2012, reflected continued strength in the markets for our semiconductor and interconnect/ micromachining products. Total order volume for the first quarter of 2012 was $98.9 million, compared to $72.5 million for the fourth quarter of 2011, which ended April 2, 2011. The sequential increase was driven by orders for continued capacity expansion by our memory repair customers and record orders for our flex circuit and advanced micromachining products.

Orders for our Semiconductor Group (SG) products increased approximately 50% in the first quarter of 2012 compared to the prior quarter with memory repair customers adding capacity to meet demand for mobile and traditional dynamic random access memory (DRAM).

Orders for our Interconnect/ Micromachining Group (IMG) products increased approximately 40% compared to the prior quarter, driven by the timing of a large order for our advanced micromachining products combined with continued growth from our flex-circuit customers. The demand for these products is a result of the continued growth and evolution of the portable electronics market, which requires smaller devices and associated components.

Orders for our Components Group (CG) products decreased modestly compared to the prior quarter. The decrease was primarily due to a decline in orders from our MLCC customers as they utilize existing capacity to meet their production demands. We continue to see strong but stable utilization of our test systems by most CG customers.

Net sales of $77.0 million for the first quarter of 2012 increased $5.4 million compared to $71.6 million for the prior quarter. The sequential increase in net sales reflects strong shipments, which increased to $83.1 million from $75.1 million in the prior quarter. Sales for our SG products increased $1.2 million with steady shipments to our memory repair customers combined with an increase in deliveries for our LED scribing tools. IMG sales increased $7.8 million due to strong demand for expanded capacity from both flex-circuit and micromachining customers. CG sales decreased $3.5 million as our MLCC customers absorbed capacity created by systems delivered in prior quarters.

Gross margin remained relatively flat at 43.8% on net sales of $77.0 million for the first quarter of 2012 compared to 43.9% on net sales of $71.6 million for the prior quarter. Gross margin rates were impacted by the sale of lower margin legacy products, which offset the benefit of higher volume.

Net operating expenses of $28.3 million in the first quarter of 2012 increased $2.6 million compared to the prior quarter. This increase was primarily due to an increase of $1.3 million in selling, service and administration (SS&A), $0.8 million in research, development and engineering (RD&E) and $0.6 million in Legal settlement costs. SS&A expense increased primarily due to an increase in share-based compensation expense. Share-based compensation expense increased primarily due to accelerated expensing associated with the Chief Executive Officer’s retirement eligibility date, immediate vesting of the annual board of director share grants and increased estimated attainment of performance based grants. RD&E increased primarily due to increased labor and higher new product development expense. Legal settlement costs increased primarily due to court and legal fees associated with the All Ring litigation and other non-recurring legal matters.

Operating income was $5.5 million in the first quarter of 2012, a decrease of $0.3 million compared to operating income of $5.8 million in the prior quarter. The decrease was primarily due to higher operating expenses discussed above.

The effective tax rate was 26.7% for the first quarter of 2012, resulting from an income tax provision of $2.2 million, compared to an effective rate of 7.2% for the prior quarter that resulted from an income tax provision of $0.5 million. The increase in the effective tax rate was primarily due to an increase in the annual level of income and the ratio of U.S. and foreign income estimated for fiscal 2012.

Net income for the first quarter of 2012 was $5.9 million compared to $6.0 million in the prior quarter due to the impact of the items discussed above.

Quarter Ended July 2, 2011 Compared to Quarter Ended July 3, 2010

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Jul 2, 2011	Jul 3, 2010
Net sales	100%	100.0%
Cost of sales	56.2	63.3

Gross margin	43.8	36.7
Selling, service and administration	21.4	22.0
Research, development and engineering	14.6	17.5
Legal settlement costs	0.7	—

Operating income (loss)	7.1	(2.8)
Interest and other income, net	3.4	0.1

Income (loss) before income taxes	10.5	(2.7)
Provision for (benefit) from income taxes	2.8	(3.0)

Net income	7.7%	0.3%

Net Sales

Net sales were $77.0 million for the first quarter of 2012, an increase of $18.6 million or 32% compared to net sales of $58.5 million for the first quarter of 2011. Revenue increased as a result of healthier order levels and strong shipments, which increased to $83.1 million from $55.9 million in the first quarter of 2011. IMG was the primary driver of the quarter over quarter increase resulting from strong consumer demand for portable consumer electronics.

The following table presents net sales information by product group:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 2, 2011		Jul 3, 2010
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Semiconductor Group (SG)	$18,025	23.4%	$19,057	32.6%
Interconnect/ Micromachining Group (IMG)	48,212	62.6	20,611	35.2
Components Group (CG)	10,809	14.0	18,803	32.2

	$77,046	100.0%	$58,471	100.0%

SG sales in the first quarter of 2012 decreased $1.0 million or 5% compared to the first quarter of 2011. The overall decrease in sales was driven by modest declines in memory repair due to the timing of orders, partially offset with an increase in deliveries for our LED scribing tools.

IMG sales in the first quarter of 2012 increased $27.6 million or 134% compared to the first quarter of 2011. The increase was driven by strong orders from flex-circuit customers, as a result of increasing consumer demand for portable consumer electronics and orders from advanced micromachining customers.

CG sales in the first quarter of 2012 decreased $8.0 million or 43% compared to the first quarter of 2011. The decrease is a result of our MLCC customers absorbing capacity created by systems delivered in prior quarters.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 2, 2011		Jul 3, 2010
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$68,933	89.4%	$50,785	86.9%
Americas	5,742	7.5	4,101	7.0
Europe	2,371	3.1	3,585	6.1

	$77,046	100.0%	$58,471	100.0%

Compared to the first quarter of 2011, net sales for the first quarter of 2012 increased $18.1 million or 36% in Asia, increased $1.6 million or 40% in the Americas and decreased $1.2 million or 34% in Europe. The increase in Asia was driven by increases in our SG and IMG product groups as utilization and capacity requirements of our Asian manufacturing customers continued to increase. Net sales in the Americas and Europe remain a lower percentage of total sales as purchases in these regions are primarily for specialized uses or research and development purposes, as compared to the trend by our Asian customers to source their high-volume manufacturing in that region.

Gross Profit

The following table presents gross profit information:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 2, 2011		Jul 3, 2010
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$33,760	43.8%	$21,473	36.7%

Gross profit for the first quarter of 2012 was $33.8 million, an increase of $12.3 million compared to gross profit of $21.5 million for the first quarter of 2011. Gross profit as a percentage of net sales increased to 43.8% for the first quarter of 2012 from 36.7% for the first quarter of 2011. These increases were primarily related to higher revenue levels and increased production capacity utilization, partially offset by less favorable customer and product mix.

Operating Expenses

The following table presents operating expense information:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 2, 2011		Jul 3, 2010
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$16,496	21.4%	$12,845	22.0%
Research, development and engineering	11,234	14.6	10,211	17.5
Legal settlement costs	550	0.7	—	—

	$28,280	36.7%	$23,056	39.5%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses were $16.5 million for the first quarter of 2012, an increase of $3.7 million compared to the first quarter of 2011. Excluding the impact of $0.9 million of acquisition settlement proceeds received during the first quarter of 2011, the increase was $2.8 million. This increase was primarily related to a $1.7 million increase in share-based compensation, which was primarily driven by accelerated expensing associated with the Chief Executive Officer’s retirement eligibility date and increased estimated attainment of performance based grants. Additionally, labor and travel costs have increased due to increased headcount and activities associated with higher business volumes.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $11.2 million for the first quarter of 2012, an increase of $1.0 million compared to the first quarter of 2011. This increase was primarily due to labor costs associated with selective increases in headcount and to a lesser extent, higher project materials cost.

Legal Settlement Costs

Legal settlement costs for the first quarter of 2012 were $0.6 million, and consisted of court and legal fees associated with the All Ring litigation and other non-recurring legal matters. There were no legal settlement costs in the first quarter of 2011.

Non-operating Income and Expense

Sale of Previously Impaired Auction Rate Securities (ARS)

During the first quarter of 2012, we sold all of our remaining ARS with a total par value of $14.7 million for approximately $6.5 million. We recorded a total gain of $2.7 million, which included $1.4 million in reclassification of previously recorded unrealized gains out of accumulated other comprehensive income. There were no sales of ARS during the first quarter of 2011.

Interest and Other (Expense) Income, net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees and other miscellaneous non-operating items. Net interest and other expense was $0.1 million during the first quarter of 2012 compared to net interest and other income of $0.1 million for the first quarter of 2011. The decrease was primarily attributable to an increase in foreign currency losses and, to a lesser extent, a decline in interest income. Interest income is expected to decline further in the second quarter of 2012 as our ARS were earning above market interest rates.

Income Taxes

The following table presents income tax information:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 2, 2011		Jul 3, 2010
	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Income tax provision (benefit)	$2,159	26.7%	$(1,726)	113.2%

The income tax provision for the first quarter of 2012 was $2.2 million on pretax income of $8.1 million, an effective tax rate of 26.7%. For the first quarter of 2011, the income tax benefit was $1.7 million on pretax loss of $1.5 million, an effective tax rate of 113.2%. The effective tax rate for first quarter of 2012 was primarily due to the estimated level of annual income for fiscal 2012 and a change in the proportion of foreign earnings relative to pretax income or loss.

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

Net Income

The following table presents net income information:

	Fiscal quarter ended
(In thousands, except percentages)	Jul 2, 2011		Jul 3, 2010
	Net Income	% of Net Sales	Net Income	% of Net Sales
Net income	$5,913	7.7%	$201	0.3%

Net income for the first quarter of 2012 was $5.9 million, or $0.21 per basic share and $0.20 per diluted share, compared to a net income of $0.2 million, or $0.01 per basic and diluted share for the first quarter of 2011. The improvement was primarily due to improved gross profit on higher revenues in the first quarter of 2012 and a gain on sales of ARS of $2.7 million offsetting the impact of higher net operating expenses.

Financial Condition and Liquidity

At July 2, 2011, our principal sources of liquidity were cash and cash equivalents of $88.3 million, short-term investments of $88.6 million and accounts receivable of $60.5 million. We also held $22.3 million in restricted cash which represented collateral for commercial letters of credit. Our current ratio was 5.3 and we held no long-term debt. Working capital of $287.2 million was up slightly compared to the April 2, 2011 balance of $259.7 million.

In 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during first quarter of 2012 or 2011. As of July 2, 2011, a total of 372,825 shares have been repurchased under this authorization for $5.3 million at an average price of $14.16 per share, calculated inclusive of commissions and fees. There is no fixed completion date for the repurchase program.

As of April 2, 2011, we held ARS with a total estimated fair value of $5.2 million. These ARS consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. During the first quarter of 2012, we sold all of our remaining ARS for approximately $6.0 million and all of the preferred stock for approximately $0.5 million. We recorded a gain of $2.7 million, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income. As of July 2, 2011, we did not have any remaining ARS investments.

Sources and Uses of Cash

Net cash flows used in operating activities totaled $10.9 million for the first quarter of 2012 due to $23.2 million from net increases within working capital, which was partially offset by net income of $5.9 million and non-cash items totaling $6.4 million. The primary use of cash in working capital increases consisted of $16.4 million from increases in trade receivables, $4.4 million from net increases in inventories, and $7.6 million from decreases in accounts payable and accrued liabilities, partially offset by increases in deferred revenue of $5.8 million.

For the first quarter of 2012, net cash used in investing activities of $18.3 million was due to the purchase of securities of $240.5 million, purchases of property, plant and equipment of $1.9 million, and an increase in restricted cash of $11.5 million, partially offset by $229.2 million in proceeds from maturities of securities and $6.5 million in sales of ARS. Net cash provided by financing activities of $0.4 million was primarily due to excess tax benefit on share-based compensation, partially offset by net cash used in stock plan activity.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations, share repurchase program and contractual obligations for at least the next twelve months.

Critical Accounting Policies and Estimates

We reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended April 2, 2011.

Contractual Obligations

There have been no significant changes in our contractual obligations subsequent to those reported in our Form 10-K for the year ended on April 2, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our Form 10-K for the year ended April 2, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Legal Settlement

In 2009, James Dooley, our former Chief Executive Officer, initiated arbitration against us seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the arbitrator ruled that, despite having pled guilty to violating federal securities laws by willfully and knowingly making false statements to our accountants, Dooley’s actions did not satisfy the definition of cause under his employment agreement. As a result, the arbitrator determined that Dooley is entitled to severance benefits under his employment agreement, plus interest from June 2005. This proceeding was subject to binding arbitration under the terms of the employment agreement. Accordingly, we recognized approximately $1.4 million in legal settlement costs in 2011. On December 27, 2010, we filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon. On May 17, 2011, the court ruled in favor of Mr. Dooley. On May 19, 2011, we filed a motion for the court to admit into evidence certain testimony of Mr. Dooley, arguing that the court was in error in not admitting it in the proceeding, and asking the court to reconsider its ruling based on that evidence. On June 14, 2011, the court ruled in favor of admitting the testimony into evidence, but also reaffirmed its original ruling upholding the arbitrator’s award. We did not further appeal and paid the award in the first quarter of 2012.

All Ring Patent Infringement Prosecution

Our proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement are ongoing. As a part of these proceedings, we established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of July 2, 2011.

In June 2011, the Kaohsiung District Court of Taiwan announced its judgment, finding that All Ring had infringed the 207469 patent, ordering All Ring to pay us approximately $24.0 million plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the 207469 patent. On June 16, 2011, All Ring posted a cash bond for approximately $24.0 million to prevent the provisional execution of the judgment. All Ring appealed this judgment to the Intellectual Property Court on June 28, 2011. See our Form 10-K for the year ended April 2, 2011 for further background and additional information related to these proceedings.

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

Our business and operating results could also be impacted, directly or indirectly, by natural disasters, outbreaks of infectious disease, military action, international conflicts, terrorist activities, civil unrest and associated political instability. Many of our facilities, including our Portland, Oregon headquarters, are in areas with known earthquake risk. Any such events or circumstances may also result in heightened security concerns with respect to domestic and international travel and commerce, which may further affect our business and operating results. In particular, due to these uncertainties, we are subject to the following additional risks:

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

These and other factors could delay the development and implementation of our strategy, as well as impair our gross margins, delay shipments and deliveries, cause us to lose sales, require us to write off investments already made, damage our reputation and harm our business, financial condition and operating results. If we decide to change our current globalization strategy, we may incur charges for certain costs incurred.

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

Legal Proceedings

From time to time we are subject to various legal proceedings, including breach of contract and claims that involve possible infringement of patent or other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. For example, in December 2010, an arbitrator ruled that James Dooley, our former Chief Executive Officer, is entitled to severance in connection with his 2003 termination for cause. We recorded approximately $1.4 million in legal settlement costs in 2011 and paid the award in the first quarter of 2012. Any litigation could result in substantial cost and diversion of management’s attention, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in loss of our property rights, subject us to significant liabilities, require us to seek licenses from others or prevent us from manufacturing or selling our products, any of which could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Impairment of Intangible Assets

We held a total of $9.6 million in acquired intangible assets and $4.0 million in goodwill at July 2, 2011. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. If such an adverse event occurred and had the effect of changing one of the critical assumptions or estimates related to the fair value of our intangible assets or goodwill, an impairment charge could result. Any such impairment charges may have a material negative impact on our financial condition and operating results.

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

Impairment of Investments

Our investment portfolio is primarily comprised of commercial paper, debt securities issued by US governmental agencies and municipal debt securities. These investments are intended to be highly liquid and low risk. If the markets for these securities were to deteriorate for any reason, including as a result of a downgrade in the credit rating of US government securities, the liquidity and value of these investments could be negatively affected, which could result in impairment charges. Any such impairment charges may have a material impact on our financial condition and operating results.

Item 6. Exhibits

This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on June 15, 2010.

3.2	2009 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 19, 2009 (the “May 19 8-K”).

4.1	Rights Agreement, dated as of May 18, 2009, between Electro Scientific Industries, Inc. and Mellon Investor Services. Incorporated by reference to Exhibit 4.1 of the May 19 8-K.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2011	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)