Form 10-Q
period 2011-10-01
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2011-11-09
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

The number of shares outstanding of the Registrant’s Common Stock at November 4, 2011 was 28,810,405 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Oct 1, 2011	Apr 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$84,143	$116,412
Restricted cash	22,269	10,769
Short-term investments	96,503	69,245

Total cash, restricted cash and investments	202,915	196,426
Trade receivables, net of allowances of $466 and $429	29,631	44,100
Inventories	75,705	65,362
Shipped systems pending acceptance	1,339	5,289
Deferred income taxes, net	9,644	9,892
Other current assets	4,308	6,784

Total current assets	323,542	327,853
Non-current assets:
Non-current investments	23,063	8,097
Auction rate securities	—	5,166
Property, plant and equipment, net of accumulated depreciation of $97,487 and $92,334	38,730	39,661
Non-current deferred income taxes, net	28,865	30,822
Goodwill	4,014	4,014
Acquired intangible assets, net of accumulated amortization of $9,782 and $8,906	9,159	10,035
Other assets	12,469	14,519

Total assets	$439,842	$440,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,936	$18,650
Accrued liabilities	20,021	33,425
Deferred revenue	9,363	16,039

Total current liabilities	45,320	68,114
Non-current liabilities:
Income taxes payable	9,603	9,754
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized;
28,805 and 28,299 issued and outstanding	162,546	153,189
Retained earnings	221,870	207,420
Accumulated other comprehensive income related to auction rate securities	—	1,445
Accumulated other comprehensive income, other	503	245

Total shareholders’ equity	384,919	362,299

Total liabilities and shareholders’ equity	$439,842	$440,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Net sales	$81,884	$59,554	$158,930	$118,025
Cost of sales	45,943	33,553	89,229	70,551

Gross profit	35,941	26,001	69,701	47,474
Operating expenses:
Selling, service and administration	14,884	15,046	31,380	27,891
Research, development and engineering	10,742	10,217	21,976	20,428
Legal settlement costs	—	—	550	—

Net operating expenses	25,626	25,263	53,906	48,319

Operating income (loss)	10,315	738	15,795	(845)
Non-operating (expense) income:
Gain on sale of previously impaired auction rate securities	—	—	2,729	—
Interest and other (expense) income, net	(406)	187	(543)	245

Total non-operating (expense) income	(406)	187	2,186	245
Income (loss) before income taxes	9,909	925	17,981	(600)
Provision for (benefit from) income taxes	1,372	1,536	3,531	(190)

Net income (loss)	$8,537	$(611)	$14,450	$(410)

Net income (loss) per share – basic	$0.30	$(0.02)	$0.51	$(0.01)

Net income (loss) per share – diluted	$0.29	$(0.02)	$0.49	$(0.01)

Weighted average number of shares – basic	28,747	28,010	28,609	27,901

Weighted average number of shares – diluted	29,426	28,010	29,326	27,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Two fiscal quarters ended
(In thousands)	Oct 1, 2011	Oct 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,450	$(410)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	5,411	5,127
Amortization of acquired intangible assets	894	1,011
Share-based compensation expense	7,153	5,197
Provision for (recovery of) doubtful accounts	50	(150)
Gain on sale of previously impaired auction rate securities	(2,729)	—
Loss on disposal of property, plant and equipment	2	72
Deferred income taxes	2,286	(2,285)
Changes in operating accounts:
Decrease (increase) in trade receivables, net	14,545	(7,594)
Increase in inventories	(9,704)	(1,691)
Decrease (increase) in shipped systems pending acceptance	3,950	(2,179)
Decrease in other current assets	2,598	644
(Decrease) increase in accounts payable and accrued liabilities	(16,680)	12,088
(Decrease) increase in deferred revenue	(6,690)	3,062

Net cash provided by operating activities	15,536	12,892

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(436,281)	(162,541)
Proceeds from sales and maturities of investments	394,023	160,072
Proceeds from sale of auction rate securities	6,450	—
(Increase) decrease in restricted cash	(11,500)	55
Purchase of property, plant and equipment	(3,445)	(2,621)
Cash paid to acquire the assets of PyroPhotonics Lasers, Inc.	—	(8,075)
Decrease (increase) in other assets	217	(8)

Net cash used in investing activities	(50,536)	(13,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock plan activity, net	1,686	219
Excess tax benefit of share-based compensation	519	—

Net cash provided by financing activities	2,205	219
Effect of exchange rate changes on cash	526	1,092

NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,269)	1,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,412	39,335

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,143	$40,420

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(2,383)	$(1,050)
Income tax refunds received	$120	$692

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

2. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASC ASU 2011-08). ASC ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The Company adopted ASC ASU 2011-08 in the second quarter of 2012.

3. Restricted Cash

As of October 1, 2011 and April 2, 2011, the Company had restricted cash of $22.3 million and $10.8 million, respectively, which collateralizes commercial letters of credit. See Note 14 “Legal Proceedings” for further discussion.

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of October 1, 2011 and April 2, 2011 was as follows (in thousands):

October 1, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$8,916	$—	$—	$8,916
Commercial paper	—	75,567	—	75,567
Government agencies	—	74,162	—	74,162
Corporate bonds	—	14,195	—	14,195
Forward purchase or (sale) contracts:
Japanese Yen	—	80	—	80
Taiwan Dollar	—	(82)	—	(82)
Korean Won	—	(381)	—	(381)
Euro	—	75	—	75
British Pound	—	(75)	—	(75)
Chinese Renminbi	—	(7)	—	(7)

April 2, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$5,261	$—	$—	$5,261
Commercial paper	—	97,332	—	97,332
Government agencies	—	63,667	—	63,667
Forward purchase or (sale) contracts:
Japanese Yen	—	135	—	135
Taiwan Dollar	—	—	—	—
Korean Won	—	98	—	98
Euro	—	(26)	—	(26)
British Pound	—	(23)	—	(23)
Auction rate securities	—	—	5,166	5,166
Preferred stock	—	—	—	—

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at September 30, 2011 and April 1, 2011 were utilized to calculate fair values.

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

As of October 1, 2011, the Company did not have any ARS investments. During the first quarter of 2012, the Company sold all of its remaining ARS for approximately $6.0 million and all of its preferred stock for approximately $0.5 million. These ARS had a total estimated fair value of $5.2 million as of April 2, 2011, which consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. The Company recorded a gain of $2.7 million in the first quarter of 2012, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income.

As of October 1, 2011, the Company had $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of October 1, 2011 and April 2, 2011, management had not identified any events or circumstances that indicated the investments were impaired; therefore, the full carrying value of $9.0 million was included in Other assets on the Condensed Consolidated Balance Sheets at October 1, 2011 and April 2, 2011.

Investments

Certain information regarding the Company’s investments at October 1, 2011 and April 2, 2011 was as follows (in thousands):

October 1, 2011	Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$75,566	$1	$—	$75,567
Government agencies	64,136	25	—	64,161
Corporate bonds	1,133	—	—	1,133

	$140,835	$26	$—	$140,861

Available-for-sale securities (non-current):
Corporate bonds	$13,098	$—	$(36)	$13,062
Government agencies	10,000	1	—	10,001

	$23,098	$1	$(36)	$23,063

April 2, 2011	Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$97,330	$2	$—	$97,332
Government agencies	55,550	20	—	55,570

	$152,880	$22	$—	$152,902

Available-for-sale securities (non-current):
Government agencies	$8,087	$10	$—	$8,097
Auction rate securities	10,700	1,445	(6,979)	5,166
Preferred stock	4,000	—	(4,000)	—

	$22,787	$1,455	$(10,979)	$13,263

There were no sales of available-for-sale securities in the second quarter of 2012 or 2011 nor in the first quarter of 2011. In addition to the sales of ARS in the first quarter of 2012, the Company sold certain available-for-sale securities for approximately $3.5 million at cost. For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income were insignificant as of October 1, 2011 and April 2, 2011.

Underlying maturities of investments as October 1, 2011 were $140.9 million within one year and $23.1 million between one to five years.

5. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Oct 1, 2011	Apr 2, 2011
Raw materials and purchased parts	$47,514	$45,650
Work-in-process	13,354	11,274
Finished goods	14,837	8,438

	$75,705	$65,362

6. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Oct 1, 2011	Apr 2, 2011
Prepaid expenses	$2,297	$3,840
Value added tax receivable	1,643	2,481
Other	368	463

	$4,308	$6,784

7. Other Assets

Other assets consisted of the following:

(In thousands)	Oct 1, 2011	Apr 2, 2011
Minority equity investment	$8,966	$8,966
Consignment and demo equipment, net	2,544	4,624
Other	959	929

	$12,469	$14,519

8. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Oct 1, 2011	Apr 2, 2011
Payroll-related liabilities	$6,456	$13,486
Product warranty accrual	5,117	4,415
Pension benefit liabilities	2,129	1,808
Professional fees payable	1,415	1,653
Purchase order commitments and receipts	1,323	922
Value added taxes payable	709	1,028
Customer deposits	524	5,499
Restructuring costs payable	338	711
Income taxes payable	290	1,540
Legal settlement costs payable	—	1,208
Other	1,720	1,155

	$20,021	$33,425

9. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Product warranty accrual, beginning	$4,708	$3,709	$4,415	$2,576
Warranty charges incurred, net	(1,800)	(1,584)	(3,951)	(2,783)
Provision for warranty charges	2,209	1,986	4,653	4,318

Product warranty accrual, ending	$5,117	$4,111	$5,117	$4,111

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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Deferred revenue, beginning	$21,964	$10,591	$16,039	$13,193
Revenue deferred	7,124	11,890	29,037	19,504
Revenue recognized	(19,725)	(6,108)	(35,713)	(16,324)

Deferred revenue, ending	$9,363	$16,373	$9,363	$16,373

11. Earnings Per Share

The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share data)	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Net income (loss)	$8,537	$(611)	$14,450	$(410)

Weighted average shares used for basic earnings per share	28,747	28,010	28,609	27,901
Incremental diluted shares	679	—	717	—

Weighted average shares used for diluted earnings per share	29,426	28,010	29,326	27,901

Net income (loss) per share:
Net income (loss) – basic	$0.30	$(0.02)	$0.51	$(0.01)

Net income (loss) – diluted	$0.29	$(0.02)	$0.49	$(0.01)

Awards of options, stock-settled stock appreciation rights (SARs), unvested restricted stock units (RSUs) and shares associated with the Company’s Employee Stock Purchase Plan (ESPP) representing an additional 2.9 million and 4.9 million shares for the second quarter ended October 1, 2011 and October 2, 2010, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

For the two quarters ended October 1, 2011 and October 2, 2010, awards of options, SARs, unvested RSUs and ESPP shares representing an additional 2.8 million and 4.8 million shares, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

12. Comprehensive Income (Loss)

The components of comprehensive income, net of tax, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Net income (loss)	$8,537	$(611)	$14,450	$(410)
Foreign currency translation adjustment	(145)	602	280	707
Net unrealized (loss) gain on available-for-sale securities	(24)	2	(27)	21
Reclassification of unrealized gains on auction rate securities	—	—	(1,445)	—
Net unrealized gain on auction rate securities	—	585	—	194
Other comprehensive income	2	3	4	5

Comprehensive income	$8,370	$581	$13,262	$517

13. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Interconnect/ Micro-machining Group (IMG)	$51,227	$33,090	$99,439	$53,701
Semiconductor Group (SG)	24,171	13,160	42,196	32,217
Components Group (CG)	6,486	13,304	17,295	32,107

	$81,884	$59,554	$158,930	$118,025

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Asia	$73,886	$54,099	$142,819	$104,884
Americas	4,118	3,529	9,860	7,630
Europe	3,880	1,926	6,251	5,511

	$81,884	$59,554	$158,930	$118,025

14. Legal Proceedings

All Ring Patent Infringement Prosecution

The Company’s proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement are ongoing. As a part of these proceedings, the Company established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of October 1, 2011.

In June 2011, the Kaohsiung District Court of Taiwan announced its judgment, finding that All Ring had infringed on the Company’s 207469 patent, ordering All Ring to pay the Company approximately $24.0 million plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the 207469 patent. On June 16, 2011, All Ring posted a cash bond for approximately $24.0 million to prevent the provisional execution of the judgment. All Ring appealed this judgment to the Intellectual Property Court on June 28, 2011 and on October 31, 2011, the Company filed its response to All Ring’s appeal. See the Company’s Form 10-K for the year ended April 2, 2011 for further background and additional information related to these proceedings.

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

Summary of Sequential Quarterly Results

The financial results of the quarter ended October 1, 2011, which represented the second fiscal quarter of 2012, reflected strong sales and earnings as revenue increased to $81.9 million. However, total order volume for the second quarter of 2012 declined to approximately $41 million, compared to approximately $99 million for the first quarter of 2012, which ended July 2, 2011. The sequential decrease in orders was primarily due to a large advanced micromachining order received in the first quarter that did not repeat in the second quarter. In addition, the slowing macro-economic environment caused our memory, LED and passive component customers to halt capacity additions.

Orders for our Interconnect/ Micromachining Group (IMG) products decreased approximately 50% compared to the prior quarter. Orders for micromachining products tend to vary in volume between periods and our very large first quarter order was an example of this type of uneven demand. Within this group, the demand for our flex interconnect products continued to be strong, driven by growth in the market for smart phone and tablet devices, which requires smaller components.

Orders for our Semiconductor Group (SG) products decreased approximately 80% in the second quarter of 2012 compared to the prior quarter as memory repair customers deferred adding capacity as a result of slowing demand for personal computers. In addition, orders declined in LED as a result of a significant overcapacity in the industry, especially for makers of LED backlights for display.

Orders for our Components Group (CG) products decreased approximately 45% compared to the prior quarter. The decrease was primarily due to a decline in orders from our MLCC customers as they utilize existing capacity to meet their production demands.

Net sales of $81.9 million for the second quarter of 2012 increased $4.9 million compared to $77.0 million for the prior quarter. Sales for our IMG products increased $3.0 million due to fulfillment of backlog orders from micromachining customers. SG sales increased $6.2 million with steady shipments to our memory repair customers combined with an increase in deliveries for our LED scribing tools. CG sales decreased $4.3 million as our MLCC customers absorbed capacity created by systems delivered in prior quarters.

Gross margin remained relatively flat at 43.9% on net sales of $81.9 million for the second quarter of 2012 compared to 43.8% on net sales of $77.0 million for the prior quarter.

Net operating expenses of $25.6 million in the second quarter of 2012 decreased $2.7 million compared to the prior quarter. This decrease was primarily due to a decrease of $1.6 million in selling, service and administration (SS&A), $0.5 million in research, development and engineering (RD&E) and $0.6 million in legal settlement costs. SS&A expense decreased primarily due to share-based compensation expense. Share-based compensation expense during the first quarter included the accelerated expensing associated with the Chief Executive Officer’s retirement eligibility date and the immediate vesting of the annual board of director share grants, which did not repeat during the second quarter. RD&E decreased primarily due to lower project materials cost. Legal settlement costs decreased because the court and legal fees associated with the All Ring litigation incurred during the first quarter were non-recurring in the second quarter.

Operating income was $10.3 million in the second quarter of 2012, an increase of $4.8 million compared to operating income of $5.5 million in the prior quarter. The increase was primarily due to higher sales combined with lower operating expenses discussed above.

The effective tax rate was 13.8% for the second quarter of 2012, resulting from an income tax provision of $1.4 million, compared to an effective rate of 26.7% for the prior quarter that resulted from an income tax provision of $2.2 million. The decrease in the effective tax rate was primarily due to the fluctuation in the estimated level of annual income for fiscal 2012, the quarterly income level and the mix of income and relative tax rates between jurisdictions.

Net income for the second quarter of 2012 was $8.5 million compared to $5.9 million in the prior quarter due to the impact of the items discussed above.

Quarter Ended October 1, 2011 Compared to Quarter Ended October 2, 2010

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Oct 1, 2011	Oct 2, 2010
Net sales	100.0%	100.0%
Cost of sales	56.1	56.3

Gross margin	43.9	43.7
Selling, service and administration	18.2	25.2
Research, development and engineering	13.1	17.2

Operating income	12.6	1.3
Interest and other (expense) income, net	(0.5)	0.3

Income before income taxes	12.1	1.6
Provision for income taxes	1.7	2.6

Net income (loss)	10.4%	(1.0)%

Net Sales

Net sales were $81.9 million for the second quarter of 2012, an increase of $22.3 million or 37% compared to net sales of $59.6 million for the second quarter of 2011. The increase in revenue was primarily driven by strong shipments in IMG as well as the delivery of backlog from capacity orders in SG, partially offset by a decrease in CG as capacity expansion by MLCC customers dropped off.

The following table presents net sales information by product group:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect/ Micro-machining Group (IMG)	$51,227	62.6%	$33,090	55.6%
Semiconductor Group (SG)	24,171	29.5	13,160	22.1
Components Group (CG)	6,486	7.9	13,304	22.3

	$81,884	100.0%	$59,554	100.0%

IMG sales in the second quarter of 2012 increased $18.1 million or 55% compared to the second quarter of 2011. The increase was primarily driven by the shipment of the majority of the very large micromachining order received in our first quarter, and continued strong demand for our flex via drilling products.

SG sales in the second quarter of 2012 increased $11.0 million or 84% compared to the second quarter of 2011. The overall increase in sales was primarily driven by delivery of backlog orders in memory repair, combined with an increase in deliveries and acceptances for our LED scribing tools.

CG sales in the second quarter of 2012 decreased $6.8 million or 51% compared to the second quarter of 2011. The decrease was a result of our MLCC customers absorbing capacity created by systems delivered in prior quarters.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$73,886	90.3%	$54,099	90.9%
Americas	4,118	5.0	3,529	5.9
Europe	3,880	4.7	1,926	3.2

	$81,884	100.0%	$59,554	100.0%

Compared to the second quarter of 2011, net sales for the second quarter of 2012 increased $19.8 million or 37% in Asia, increased $0.6 million or 17% in the Americas and increased $2.0 million or 101% in Europe. The increase in Asia was driven by increases in our IMG and SG product groups as utilization and capacity requirements of our Asian manufacturing customers continued to increase. Net sales in the Americas and Europe remain a lower percentage of total sales as purchases in these regions are primarily for specialized uses or research and development purposes, as compared to the trend by our Asian customers to source their high-volume manufacturing in that region.

Gross Profit

The following table presents gross profit information:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$35,941	43.9%	$26,001	43.7%

Gross profit for the second quarter of 2012 was $35.9 million, an increase of $9.9 million compared to gross profit of $26.0 million for the second quarter of 2011. Gross profit as a percentage of net sales increased slightly to 43.9% for the second quarter of 2012 from 43.7% for the second quarter of 2011. These increases were primarily related to higher revenue levels and increased production capacity utilization.

Operating Expenses

The following table presents operating expense information:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$14,884	18.2%	$15,046	25.2%
Research, development and engineering	10,742	13.1	10,217	17.2

	$25,626	31.3%	$25,263	42.4%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses were $14.9 million for the second quarter of 2012, which was slightly lower than $15.0 million in the second quarter of 2011. This decrease was primarily driven by efforts to control overall expenses despite a selective increase in headcount, which predominantly occurred in Asia.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $10.7 million for the second quarter of 2012, an increase of $0.5 million compared to the second quarter of 2011. This increase was primarily due to labor costs associated with selective increases in headcount and to a lesser extent, higher project materials cost.

Non-operating Income and Expense

Interest and Other (Expense) Income, net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees and other miscellaneous non-operating items. Net interest and other expense was $0.4 million during the second quarter of 2012 compared to net interest and other income of $0.2 million for the second quarter of 2011.

The decrease in income was primarily attributable to losses on assets held for our deferred compensation plan, which approximated $0.3 million for the quarter, and to a lesser extent, to an increase in foreign currency losses as well as a decrease in interest income. Interest income declined as our Auction Rate Securities (ARS), which were sold in the previous two quarters, were earning above market interest rates.

Income Taxes

The following table presents income tax information:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Income tax provision	$1,372	13.8%	$1,536	166.1%

The income tax provision for the second quarter of 2012 was $1.4 million on pretax income of $9.9 million, an effective tax rate of 13.8%. For the second quarter of 2011, the income tax provision was $1.5 million on pretax income of $0.9 million, an effective tax rate of 166.1%. The lower effective tax rate for second quarter of 2012 was primarily due to the fluctuation in the level of expected annual income between the two years, the relative quarterly income level, and the mix of income between jurisdictions and their relative tax rates.

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

Net Income (Loss)

The following table presents net income (loss) information:

	Fiscal quarter ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Net Income	% of Net Sales	Net Loss	% of Net Sales
Net income (loss)	$8,537	10.4%	$(611)	(1.0)%

Net income for the second quarter of 2012 was $8.5 million, or $0.30 per basic share and $0.29 per diluted share, compared to a net loss of $0.6 million, or $0.02 per basic and diluted share for the second quarter of 2011. The improvement was primarily due to improved gross profit on higher revenues in the second quarter of 2012.

Two Quarters Ended October 1, 2011 Compared to Two Quarters Ended October 2, 2010

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Two fiscal quarters ended
	Oct 1, 2011	Oct 2, 2010
Net sales	100.0%	100.0%
Cost of sales	56.1	59.8

Gross margin	43.9	40.2
Selling, service and administration	19.9	23.6
Research, development and engineering	13.8	17.3
Legal settlement costs	0.3	—

Operating income (loss)	9.9	(0.7)
Gain on sale of previously impaired auction rate securities	1.7	—
Interest and other (expense) income, net	(0.3)	0.2

Income (loss) before income taxes	11.3	(0.5)
Provision for (benefit from) income taxes	2.2	(0.2)

Net income (loss)	9.1%	(0.3)%

Net Sales

Net sales were $158.9 million for the first two quarters of 2012, an increase of $40.9 million or 35% compared to net sales of $118.0 million for the first two quarters of 2011. The increase was primarily driven by the high shipment level of our IMG products as well as strong demand for our SG products, partially offset by a decrease in CG as capacity expansion by MLCC customers dropped off.

The following table presents net sales information by product group:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect/ Micro-machining Group (IMG)	$99,439	62.5%	$53,701	45.5%
Semiconductor Group (SG)	42,196	26.6	32,217	27.3
Components Group (CG)	17,295	10.9	32,107	27.2

	$158,930	100.0%	$118,025	100.0%

IMG sales in the first two quarters of 2012 increased $45.7 million or 85% compared to the first two quarters of 2011. The increase was primarily driven by the shipment of the majority of the very large micromachining order received in our first quarter, and continued strong demand for our flex via drilling products.

SG sales in the first two quarters of 2012 increased $10.0 million or 31% compared to the first two quarters of 2011. The overall increase in sales was driven by delivery of backlog orders in memory repair, combined with an increase in deliveries and acceptances for our LED scribing tools.

CG sales in the first two quarters of 2012 decreased $14.8 million or 46% compared to the first two quarters of 2011. The decrease was primarily due to our MLCC customers’ absorbing capacity created by systems delivered in prior quarters.

The following table presents net sales information by geographic region:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$142,819	89.9%	$104,884	88.8%
Americas	9,860	6.2	7,630	6.5
Europe	6,251	3.9	5,511	4.7

	$158,930	100.0%	$118,025	100.0%

Compared to the first two quarters of 2011, net sales for the first two quarters of 2012 increased across all geographic regions: $37.9 million or 36% in Asia, $2.2 million or 29% in the Americas and $0.7 million or 13% in Europe. The majority of our systems are sold into Asia as our customers’ manufacturing facilities primarily reside in that region. The increase in Asia was driven by increases in our IMG and SG product groups as utilization and capacity requirements of our Asian manufacturing customers continued to increase. Net sales in the Americas and Europe remain a lower percentage of total sales as purchases in these regions are primarily for specialized uses or research and development purposes, as compared to the trend by our Asian customers to source their high-volume manufacturing in that region.

Gross Profit

The following table presents gross profit information:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$69,701	43.9%	$47,474	40.2%

Gross profit for the first two quarters of 2012 was $69.7 million, an increase of $22.2 million compared to gross profit of $47.5 million for the first two quarters of 2011. Gross profit as a percentage of net sales increased to 43.9% for the first two quarters of 2012 from 40.2% for the two quarters of 2011. These increases were primarily related to higher revenue levels, increased production capacity utilization and the sale of lower margin legacy products in the first quarter of 2011.

Operating Expenses

The following table presents operating expense information:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$31,380	19.9%	$27,891	23.6%
Research, development and engineering	21,976	13.8	20,428	17.3
Legal settlement costs	550	0.3	—	—

	$53,906	34.0%	$48,319	40.9%

Selling, Service and Administration

SS&A expenses were $31.4 million for the first two quarters of 2012, an increase of $3.5 million compared to the first two quarters of 2011. Excluding the impact of $0.9 million of acquisition settlement proceeds received during the first quarter of 2011, the increase was $2.6 million. This increase was primarily related to share-based compensation, which was driven by accelerated expensing associated with the Chief Executive Officer’s retirement eligibility date and increased estimated attainment of performance based grants in the first quarter of 2012. Additionally, labor and travel costs were higher due to selective headcount increases, primarily in Asia, and activities associated with higher business volumes experienced progressively throughout fiscal 2011 and the first half of fiscal 2012.

Research, Development and Engineering

RD&E expenses totaled $22.0 million for the first two quarters of 2012, an increase of $1.5 million compared to the first two quarters of 2011. This increase was primarily due to labor costs associated with selective increases in headcount and to a lesser extent, higher project materials cost.

Legal Settlement Costs

Legal settlement costs for the first two quarters of 2012 were $0.6 million, which consisted of court and legal fees associated with the All Ring litigation and other non-recurring legal matters. There were no legal settlement costs in the first two quarters of 2011.

Non-operating Income and Expense

Gain on Sale of Previously Impaired Auction Rate Securities (ARS)

During the first quarter of 2012, we sold all of our remaining ARS with a total par value of $14.7 million for approximately $6.5 million. We recorded a total gain of $2.7 million, which included $1.4 million in reclassification of previously recorded unrealized gains out of accumulated other comprehensive income. There were no sales of ARS during the first two quarters of 2011.

Interest and Other Income (expense), net

Net interest and other expense was $0.5 million for the first two quarters of 2012 compared to net interest and other income of $0.2 million for the first two quarters of 2011. The decrease in income was primarily due to losses on assets held for our deferred compensation plan, unfavorable foreign currency impact and, to a lesser extent, lower interest yields on our investments due to the sale of ARS in the previous two quarters. Interest income declined as our ARS were earning above market interest rates.

Income Taxes

The following table presents income tax information:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate

Income tax provision (benefit)	$3,531	19.6%	$(190)	31.7%

The income tax provision for the first two quarters of 2012 was $3.5 million on pretax income of $18.0 million, an effective tax rate of 19.6%. For the first two quarters of 2011, the income tax benefit was $0.2 million on pretax loss of $0.6 million, an effective tax rate of 31.7%. The lower effective tax rate for the first two quarters of 2012 was primarily due to the fluctuation in the level of expected annual income between the two years, the relative quarterly income level, and the mix of income between jurisdictions and their relative tax rates.

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

Net Income (Loss)

The following table presents net income (loss) information:

	Two fiscal quarters ended
(In thousands, except percentages)	Oct 1, 2011		Oct 2, 2010
	Net Income	% of Net Sales	Net Loss	% of Net Sales
Net income (loss)	$14,450	9.1%	$(410)	(0.3)%

Net income for the first two quarters of 2012 was $14.5 million, or $0.51 per basic share and $0.49 per diluted share, compared to a net loss of $0.4 million, or $0.01 per basic and diluted share for the first two quarters of 2011. The improvement was primarily due to improved gross profit on higher revenues in the first two quarters of 2012, offsetting the impact of higher net operating expenses, and the $2.7 million gain on the sale of previously impaired ARS investments.

Financial Condition and Liquidity

At October 1, 2011, our principal sources of liquidity were cash and cash equivalents of $84.1 million, short-term investments of $96.5 million and accounts receivable of $29.6 million. We also held $22.3 million in restricted cash which represented collateral for commercial letters of credit. Our current ratio was 7.1 to 1.0 and we held no long-term debt. Working capital of $278.2 million was up slightly compared to the April 2, 2011 balance of $259.7 million.

In 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during the two quarters ended October 1, 2011 and October 2, 2010. As of October 1, 2011, a total of 372,825 shares have been repurchased under this authorization for $5.3 million at an average price of $14.16 per share, calculated inclusive of commissions and fees. There is no fixed completion date for the repurchase program.

As of October 1, 2011, we did not have any ARS investments. During the first quarter of 2012, we sold all of the remaining ARS for approximately $6.0 million and all of the preferred stock for approximately $0.5 million. These ARS had a total estimated fair value of $5.2 million as of April 2, 2011, which consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. We recorded a gain of $2.7 million in the first quarter of 2012, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income.

Sources and Uses of Cash

Net cash flows provided by operating activities totaled $15.5 million for the two quarters ended October 1, 2011 due to net income of $14.5 million and $13.0 million in non-cash items, which was partially offset by $12.0 million in net reductions within working capital. The primary use of cash from working capital consisted of $16.7 million from decreases in accounts payable and other liabilities, $6.7 million from net decreases in deferred revenue and $9.7 million in increases in inventory, partially offset by $14.5 million in decreases of trade receivables, decreases in shipped systems pending acceptance of $4.0 million and net decreases in current assets of $2.6 million.

For the two quarters ended October 1, 2011, net cash used in investing activities of $50.5 million was due to the purchase of securities of $436.3 million, an increase in restricted cash of $11.5 million, and purchases of property, plant and equipment of $3.4 million, partially offset by $394.0 million in proceeds from maturities of securities and $6.5 million in sales of ARS. Net cash provided by financing activities of $2.2 million was primarily due to proceeds from exercise of stock options and stock plans.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All Ring Patent Infringement Prosecution

Our proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement are ongoing. As a part of these proceedings, we established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of October 1, 2011.

In June 2011, the Kaohsiung District Court of Taiwan announced its judgment, finding that All Ring had infringed on our 207469 patent, ordering All Ring to pay us approximately $24.0 million plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the 207469 patent. On June 16, 2011, All Ring posted a cash bond for approximately $24.0 million to prevent the provisional execution of the judgment. All Ring appealed this judgment to the Intellectual Property Court on June 28, 2011 and on October 31, 2011, we filed our response to All Ring’s appeal. See our Form 10-K for the year ended April 2, 2011 for further background and additional information related to these proceedings. In the ordinary course of business, we are involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Risks Related to Our Competition and Customers

Volatility of Our Customers’ Industries

Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors and LEDs used in consumer electronics, computers, wireless communications and other electronic products. The capital equipment market for semiconductor, microelectronics and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, demand for customers’ products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant downturns in the market for semiconductor and microelectronics used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and operating results. For example, the economic slowdown that began in 2008 resulted in a decrease in orders for all of our product groups for each quarter throughout 2009, with virtually no orders for our memory repair systems throughout 2010. Additionally, some of our customers’ ability to access credit was adversely affected, limiting their ability to purchase our products. Starting in the second quarter of 2012, we again began to experience a significant reduction in orders due to increased uncertainties regarding global economic conditions. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and US economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the semiconductor, microelectronics, LED and consumer electronics industries.

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

Our business and operating results could also be impacted, directly or indirectly, by natural disasters, outbreaks of infectious disease, military action, international conflicts, terrorist activities, civil unrest and associated political instability. Many of our facilities, including our Portland, Oregon headquarters, are in areas with known earthquake risk. Some of these events or circumstances may also result in heightened security concerns with respect to domestic and international travel and commerce, which may further affect our business and operating results. In particular, due to these uncertainties, we are subject to the following additional risks:

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

Acquisitions and Divestitures

We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our September 2010 acquisition of certain assets of PyroPhotonics Lasers, Inc. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of the acquired businesses;

•	implementation of our enterprise resource planning (ERP) system into the acquired company’s operations;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of the acquired company;

•	lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	difficulties establishing satisfactory internal controls at the acquired company;

•	risks and uncertainties relating to the performance of the combined company following the transaction; and

•	acquiring unanticipated liabilities for which we will not be indemnified.

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

Impairment of Intangible Assets

We held a total of $9.2 million in acquired intangible assets and $4.0 million in goodwill at October 1, 2011. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a qualitative and quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value. If such an adverse event occurred and had the effect of changing one of the critical assumptions or estimates related to the fair value of our intangible assets or goodwill, an impairment charge could result. Any such impairment charges may have a material negative impact on our financial condition and operating results.

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

Dated: November 9, 2011		ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)