Form 10-Q
period 2011-12-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2012-02-08
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the Registrant’s Common Stock at February 3, 2012 was 28,895,826 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Dec 31, 2011	Apr 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$67,557	$116,412
Restricted cash	22,269	10,769
Short-term investments	124,738	69,245

Total cash, restricted cash and investments	214,564	196,426
Trade receivables, net of allowances of $484 and $429	25,707	44,100
Inventories	72,631	65,362
Shipped systems pending acceptance	1,239	5,289
Deferred income taxes, net	11,985	9,892
Other current assets	3,942	6,784

Total current assets	330,068	327,853
Non-current assets:
Non-current investments	12,867	8,097
Auction rate securities	—	5,166
Property, plant and equipment, net of accumulated depreciation of $99,801 and $92,334	36,159	39,661
Non-current deferred income taxes, net	30,849	30,822
Goodwill	4,014	4,014
Acquired intangible assets, net of accumulated amortization of $10,196 and $8,906	8,745	10,035
Other assets	12,661	14,519

Total assets	$435,363	$440,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,062	$18,650
Accrued liabilities	21,912	33,425
Deferred revenue	8,384	16,039

Total current liabilities	41,358	68,114
Non-current liabilities:
Income taxes payable	10,102	9,754
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 28,887 and 28,299 issued and outstanding	165,557	153,189
Retained earnings	217,678	207,420
Accumulated other comprehensive income related to auction rate securities	—	1,445
Accumulated other comprehensive income, other	668	245

Total shareholders’ equity	383,903	362,299

Total liabilities and shareholders’ equity	$435,363	$440,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Dec 31, 2011	Jan 1, 2011	Dec 31, 2011	Jan 1, 2011
Net sales	$49,807	$67,209	$208,737	$185,234
Cost of sales	28,646	37,182	117,875	107,733

Gross profit	21,161	30,027	90,862	77,501
Operating expenses:
Selling, service and administration	13,944	15,172	45,324	43,063
Research, development and engineering	10,480	10,210	32,456	30,638
Legal settlement costs	—	1,311	550	1,311
Restructuring costs	861	827	861	827

Net operating expenses	25,285	27,520	79,191	75,839

Operating (loss) income	(4,124)	2,507	11,671	1,662
Non-operating income (expense):
Gain on sale of previously impaired auction rate securities	—	—	2,729	—
Interest and other income (expense), net	47	(39)	(496)	206

Total non-operating income (expense)	47	(39)	2,233	206
(Loss) income before income taxes	(4,077)	2,468	13,904	1,868
(Benefit from) provision for income taxes	(2,196)	117	1,335	(73)

Net (loss) income	$(1,881)	$2,351	$12,569	$1,941

Net (loss) income per share – basic	$(0.07)	$0.08	$0.44	$0.07

Net (loss) income per share – diluted	$(0.07)	$0.08	$0.43	$0.07

Weighted average number of shares – basic	28,849	28,132	28,689	27,978

Weighted average number of shares – diluted	28,849	28,667	29,384	28,458

Cash dividends declared per common share	$0.08	—	$0.08	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three fiscal quarters ended
(In thousands)	Dec 31, 2011	Jan 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,569	$1,941
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,130	7,686
Amortization of acquired intangible assets	1,307	1,487
Share-based compensation expense	9,546	7,283
Provision for (recovery of) doubtful accounts	50	(150)
Gain on sale of previously impaired auction rate securities	(2,729)	—
Loss on disposal of property, plant and equipment	2	105
Deferred income taxes	(2,109)	(3,963)
Changes in operating accounts:
Decrease (increase) in trade receivables, net	18,502	(5,875)
(Increase) decrease in inventories	(6,432)	17
Decrease (increase) in shipped systems pending acceptance	4,050	(638)
Decrease in other current assets	2,937	513
(Decrease) increase in accounts payable and accrued liabilities	(21,219)	13,605
Decrease in deferred revenue	(7,660)	(761)

Net cash provided by operating activities	16,944	21,250
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(720,961)	(299,983)
Proceeds from sales and maturities of investments	660,707	296,626
Proceeds from sale of auction rate securities	6,450	—
Cash paid to acquire the assets of PyroPhotonics Lasers, Inc.	—	(8,075)
Purchase of property, plant and equipment	(4,198)	(4,382)
(Increase) decrease in restricted cash	(11,500)	55
Decrease in other assets	174	306

Net cash used in investing activities	(69,328)	(15,453)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock plan activity, net	2,345	781
Excess tax benefit of share-based compensation	519	—

Net cash provided by financing activities	2,864	781
Effect of exchange rate changes on cash	665	1,148

NET CHANGE IN CASH AND CASH EQUIVALENTS	(48,855)	7,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,412	39,335

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,557	$47,061

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(4,268)	$(1,485)
Income tax refunds received	$132	$712
Non-cash financing activities:
Dividends declared but not paid	$2,311	$—

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

2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended December 31, 2011 that are of significance to the Company.

3. Restricted Cash

As of December 31, 2011, the Company had restricted cash of $22.3 million, which collateralizes commercial letters of credit substituted for the cash bond previously held by the Kaohsiung District Court of Taiwan. See Note 14 “Legal Proceedings” for further discussion.

4. Fair Value Measurements

Financial Assets Measured at Fair Value

Fair value is defined under Accounting Standards Codification (ASC) Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include the following:

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2011 and April 2, 2011 was as follows (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$6,343	$—	$—	$6,343
Commercial paper	—	96,728	—	96,728
Government agencies	—	50,033	—	50,033
Corporate bonds	—	20,219	—	20,219
Municipal bonds	—	3,177	—	3,177
Forward purchase or (sale) contracts:
Japanese Yen	—	(23)	—	(23)
Korean Won	—	(6)	—	(6)
Euro	—	38	—	38
British Pound	—	(7)	—	(7)
Chinese Renminbi	—	14	—	14

April 2, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$5,261	$—	$—	$5,261
Commercial paper	—	97,332	—	97,332
Government agencies	—	63,667	—	63,667
Forward purchase or (sale) contracts:
Japanese Yen	—	135	—	135
Taiwan Dollar	—	—	—	—
Korean Won	—	98	—	98
Euro	—	(26)	—	(26)
British Pound	—	(23)	—	(23)
Auction rate securities	—	—	5,166	5,166
Preferred stock	—	—	—	—

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at December 30, 2011 and April 1, 2011 were utilized to calculate fair values.

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

As of December 31, 2011, the Company did not have any ARS investments. During the first quarter of 2012, the Company sold all of its remaining ARS for approximately $6.0 million and all of its preferred stock for approximately $0.5 million. These ARS had a total estimated fair value of $5.2 million as of April 2, 2011, which consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. The Company recorded a gain of $2.7 million in the first quarter of 2012, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income.

As of December 31, 2011, the Company had $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of December 31, 2011 and April 2, 2011, management had not identified any events or circumstances that indicated the investments were impaired; therefore, the full carrying value of $9.0 million was included in Other assets on the Condensed Consolidated Balance Sheets at December 31, 2011 and April 2, 2011.

Investments

Certain information regarding the Company’s investments at December 31, 2011 and April 2, 2011 was as follows (in thousands):

		Unrealized
December 31, 2011	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$96,727	$1	$—	$96,728
Government agencies	47,022	14	—	47,036
Corporate bonds	10,346	3	—	10,349
Municipal bonds	3,178	—	(1)	3,177

	$157,273	$18	$(1)	$157,290

Available-for-sale securities (non-current):
Corporate bonds	$9,829	$41	$—	$9,870
Government agencies	2,997	—	—	2,997

	$12,826	$41	$—	$12,867

		Unrealized
April 2, 2011	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$97,330	$2	$—	$97,332
Government agencies	55,550	20	—	55,570

	$152,880	$22	$—	$152,902

Available-for-sale securities (non-current):
Government agencies	$8,087	$10	$—	$8,097
Auction rate securities	10,700	1,445	(6,979)	5,166
Preferred stock	4,000	—	(4,000)	—

	$22,787	$1,455	$(10,979)	$13,263

There were no sales of available-for-sale securities in the second and third quarters of 2012 nor in the first three quarters of 2011. In addition to the sales of ARS in the first quarter of 2012, the Company sold certain available-for-sale securities for approximately $3.5 million at cost. For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income were insignificant as of December 31, 2011 and April 2, 2011.

Underlying maturities of investments as of December 31, 2011 were $157.3 million within one year and $12.9 million between one to five years.

5. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Dec 31, 2011	Apr 2, 2011
Raw materials and purchased parts	$46,249	$45,650
Work-in-process	12,518	11,274
Finished goods	13,864	8,438

	$72,631	$65,362

6. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Dec 31, 2011	Apr 2, 2011
Prepaid expenses	$2,995	$3,840
Value added tax receivable	902	2,481
Other	45	463

	$3,942	$6,784

7. Other Assets

Other assets consisted of the following:

(In thousands)	Dec 31, 2011	Apr 2, 2011
Minority equity investment	$8,966	$8,966
Consignment and demo equipment, net	2,762	4,624
Other	933	929

	$12,661	$14,519

8. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Dec 31, 2011	Apr 2, 2011
Payroll-related liabilities	$6,680	$13,486
Product warranty accrual	4,637	4,415
Professional fees payable	2,345	1,653
Dividend payable	2,311	—
Pension benefit liabilities	2,189	1,808
Purchase order commitments and receipts	755	922
Restructuring costs payable	514	711
Customer deposits	495	5,499
Value added taxes payable	432	1,028
Income taxes payable	181	1,540
Legal settlement costs payable	—	1,208
Other	1,373	1,155

	$21,912	$33,425

See Note 16 “Shareholders’ Equity” for additional information regarding dividend payable.

9. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 31, 2011	Jan 1, 2011	Dec 31, 2011	Jan 1, 2011
Product warranty accrual, beginning	$5,117	$4,111	$4,415	$2,576
Warranty charges incurred, net	(1,248)	(1,872)	(5,199)	(4,655)
Provision for warranty charges	768	2,115	5,421	6,433

Product warranty accrual, ending	$4,637	$4,354	$4,637	$4,354

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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 31, 2011	Jan 1, 2011	Dec 31, 2011	Jan 1, 2011
Deferred revenue, beginning	$9,363	$16,373	$16,039	$13,193
Revenue deferred	4,267	8,187	33,304	27,691
Revenue recognized	(5,246)	(12,047)	(40,959)	(28,371)

Deferred revenue, ending	$8,384	$12,513	$8,384	$12,513

11. Earnings Per Share

Following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share data)	Dec 31, 2011	Jan 1, 2011	Dec 31, 2011	Jan 1, 2011
Net (loss) income	$(1,881)	$2,351	$12,569	$1,941

Weighted average shares used for basic earnings per share	28,849	28,132	28,689	27,978
Incremental diluted shares	—	535	695	480

Weighted average shares used for diluted earnings per share	28,849	28,667	29,384	28,458

Net (loss) income per share:
Net (loss) income – basic	$(0.07)	$0.08	$0.44	$0.07

Net (loss) income – diluted	$(0.07)	$0.08	$0.43	$0.07

Awards of options, stock-settled stock appreciation rights (SARs), unvested restricted stock units (RSUs) and shares associated with the Company’s Employee Stock Purchase Plan (ESPP) representing an additional 4.2 million and 3.0 million shares of stock for the quarters ended December 31, 2011 and January 1, 2011, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

For the three quarters ended December 31, 2011 and January 1, 2011, awards of options, SARs, unvested RSUs and ESPP shares representing an additional 2.8 million and 2.9 million shares, respectively, were excluded from the calculation of diluted net earnings per share as their effect would have been antidilutive.

12. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 31, 2011	Jan 1, 2011	Dec 31, 2011	Jan 1, 2011
Net (loss) income	$(1,881)	$2,351	$12,569	$1,941
Foreign currency translation adjustment	121	232	401	939
Net unrealized gain (loss) on current available-for-sale securities	42	(18)	15	3
Net unrealized gain on auction rate securities	—	996	—	1,190
Reclassification of unrealized gain on auction rate securities to earnings	—	—	(1,445)	—
Other comprehensive income	2	2	6	6

Comprehensive (loss) income	$(1,716)	$3,563	$11,546	$4,079

13. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 31, 2011	Jan 1, 2011	Dec 31, 2011	Jan 1, 2011
Interconnect/ Micromachining Group (IMG)	$35,318	$29,780	$134,757	$83,481
Semiconductor Group (SG)	8,435	29,674	50,631	61,891
Components Group (CG)	6,054	7,755	23,349	39,862

	$49,807	$67,209	$208,737	$185,234

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 31, 2011	Jan 1, 2011	Dec 31, 2011	Jan 1, 2011
Asia	$42,731	$60,094	$185,550	$164,978
Americas	4,515	3,928	14,375	11,558
Europe	2,561	3,187	8,812	8,698

	$49,807	$67,209	$208,737	$185,234

14. Legal Proceedings

All Ring Patent Infringement Prosecution

The Company’s proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement are ongoing. As a part of these proceedings, the Company established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of December 31, 2011.

In June 2011, the Kaohsiung District Court of Taiwan announced its judgment, finding that All Ring had infringed on the Company’s 207469 patent, ordering All Ring to pay the Company approximately $24.0 million plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the 207469 patent. On June 16, 2011, All Ring posted a cash bond for approximately $24.0 million to prevent the provisional execution of the judgment. All Ring appealed this judgment to the Intellectual Property Court on June 28, 2011 and on October 31, 2011, the Company filed its response to All Ring’s appeal. All Ring and the Company have each filed several additional briefs with the Intellectual Property Court. See the Company’s Form 10-K for the year ended April 2, 2011 for further background and additional information related to these proceedings.

In the ordinary course of business, the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

15. Restructuring and Cost Management Plans

During the third quarters in each of 2012 and 2011, the Company initiated restructuring plans to reduce its worldwide cost structure. In 2011, this plan resulted from the Company’s globalization strategy directed at reducing costs through transition of certain procurement and manufacturing activities to Asia. In 2012, the plan was driven by the continuation of the Company’s globalization efforts as well as the identification of other cost alignment opportunities. As a result of the planned actions, the Company recognized $0.9 million and $0.8 million of restructuring costs during the third quarters of 2012 and 2011, respectively, which consisted primarily of employee severance and related benefits. At December 31, 2011 and April 2, 2011, the amount of unpaid restructuring costs in Accrued Liabilities on the Condensed Consolidated Balance Sheets was $0.5 million and $0.7 million, respectively.

16. Shareholders’ Equity

Share Repurchase Program

On May 15, 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. The repurchases were to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There was no fixed completion date for the repurchase program.

The Company did not repurchase any shares under this program during 2012 and 2011. Through December 31, 2011, a total of 372,825 shares had been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Any cash used to settle repurchase transactions is reflected as a component of cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.

On December 9, 2011, the Board of Directors terminated the prior repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There is no fixed completion date for the repurchase program.

The Company did not repurchase any shares under this program during the third quarter of 2012.

Dividends

On December 9, 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the dividend declared by ESI’s Board of Directors during fiscal 2012:

Date Declared	Record Date	Payable Date	Amount per Share
December 9, 2011	January 27, 2012	February 17, 2012	$ 0.08

The estimate of the amount to be paid as a result of the December 9, 2011 declaration is $2.3 million, which is included in Accrued Liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2011.

ESI currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on ESI’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of ESI’s shareholders.

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

Summary of Sequential Quarterly Results

The financial results of the quarter ended December 31, 2011, which represented the third fiscal quarter of 2012, reflected a reduction in earnings as revenue decreased to $49.8 million from $81.9 million in the prior quarter. However, total order volume for the third quarter of 2012 increased to approximately $45 million, compared to approximately $41 million for the second quarter of 2012, which ended October 1, 2011. The sequential increase in orders was primarily driven by orders for our flex interconnect products from customers in Asia. Although the LED, Dynamic Random Access Memory (DRAM) and passive component industries continue to be in overcapacity, orders increased in passive components driven by demand for the smallest chipsets and we received several orders for our semiconductor products.

Orders for our Interconnect/ Micromachining Group (IMG) products decreased approximately 15% in the third quarter of 2012 compared to the prior quarter. Orders for micromachining products declined from the prior quarter and can vary in volume between periods based upon the timing of design wins. However, orders for our flex interconnect products were very strong, driven by demand in the market for smart phone and tablet devices.

Orders for our Semiconductor Group (SG) products increased approximately 85% in the third quarter of 2012 compared to the prior quarter driven by increased demand for our memory repair and trim systems. This increase was partially offset by a decrease in LED orders as a result of overcapacity in the industry, particularly for makers of LED backlights for display.

Orders for our Components Group (CG) products increased approximately 95% in the third quarter of 2012 compared to the prior quarter. The increase was primarily driven by demand for tools to support the smallest chipset MLCCs, used primarily in smart portable devices.

Net sales of $49.8 million for the third quarter of 2012 decreased $32.1 million compared to $81.9 million for the prior quarter. Sales for our IMG products decreased $15.9 million influenced by consumption of backlog orders from micromachining customers. We received a very large micromachining order in the first quarter, which subsequently drove an increase in revenue in the second quarter. SG sales decreased $15.7 million driven by lower orders for our memory repair customers as they utilize existing capacity. CG sales decreased $0.4 million as our MLCC customers continued absorbing capacity created by systems delivered in prior quarters.

Gross margin decreased 1.4% to 42.5% on net sales of $49.8 million for the third quarter of 2012 compared to 43.9% on net sales of $81.9 million for the prior quarter. The decrease was primarily driven by decreased production volume and the impact of fixed costs, partially offset by favorable product mix.

Net operating expenses were $25.3 million in the third quarter of 2012, which included $0.9 million in restructuring costs. Restructuring costs increased $0.9 million from zero in the prior quarter as we initiated restructuring plans in the third quarter to reduce our worldwide cost structure through the continuation of our globalization efforts as well as the identification of other cost alignment opportunities. Exclusive of the restructuring costs, net operating expenses decreased $1.2 million from the prior quarter. This decrease was due to a reduction of $0.9 million in selling, service and administration (SS&A) expenses and a $0.3 million decrease in research, development and engineering (RD&E) expenses. SS&A expenses decreased primarily as a result of reductions in discretionary spending and variable pay due to lower business volumes. RD&E expenses decreased primarily due to lower project materials expense.

Operating loss was $4.1 million in the third quarter of 2012, a decrease of $14.4 million compared to operating income of $10.3 million in the prior quarter. The decrease was primarily due to lower sales volumes and gross profit combined with the addition of restructuring costs.

The effective tax benefit was 53.9% for the third quarter of 2012, resulting from an income tax benefit of $2.2 million, compared to an effective rate of 13.8% for the prior quarter that resulted from an income tax provision of $1.4 million. The tax benefit was favorably impacted by relative fixed dollar benefits on lower income and discrete benefits related to higher manufacturing and research and development credits.

Net loss for the third quarter of 2012 was $1.9 million compared to net income $8.5 million in the prior quarter due to the impact of the items discussed above.

Quarter Ended December 31, 2011 Compared to Quarter Ended January 1, 2011

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Dec 31, 2011	Jan 1, 2011
Net sales	100.0%	100.0%
Cost of sales	57.5	55.3

Gross margin	42.5	44.7
Selling, service and administration	28.0	22.5
Research, development and engineering	21.1	15.2
Legal settlement costs	—	2.0
Restructuring costs	1.7	1.2

Operating (loss) income	(8.3)	3.8
Interest and other income (expense), net	0.1	(0.1)

(Loss) income before income taxes	(8.2)	3.7
(Benefit from) provision for income taxes	(4.4)	0.2

Net (loss) income	(3.8)%	3.5%

Net Sales

Net sales were $49.8 million for the third quarter of 2012, a decrease of $17.4 million or 26% compared to net sales of $67.2 million for the third quarter of 2011. Compared to the prior year revenue decreased for both SG and CG driven by a combination of memory repair customers utilizing existing capacity and MLCC customers continuing to absorb capacity created by systems delivered in prior quarters. The decrease was partially offset by increased revenue for IMG as demand for our flex interconnect products remained strong.

The following table presents net sales information by product group:

	Fiscal quarter ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect/ Micromachining Group (IMG)	$35,318	70.9%	$29,780	44.3%
Semiconductor Group (SG)	8,435	16.9	29,674	44.2
Components Group (CG)	6,054	12.2	7,755	11.5

	$49,807	100.0%	$67,209	100.0%

IMG sales in the third quarter of 2012 increased $5.5 million or 19% compared to the third quarter of 2011. The increase was primarily driven by strong demand for our flex via drilling products.

SG sales in the third quarter of 2012 decreased $21.2 million or 72% compared to the third quarter of 2011. The overall decrease was driven by lower orders for our memory repair systems, reflecting overcapacity in the industry for DRAM, primarily as a result of slower growth in personal computers.

CG sales in the third quarter of 2012 decreased $1.7 million or 22% compared to the third quarter of 2011. The decrease was primarily due to our MLCC customers absorbing capacity created by systems delivered in prior quarters.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$42,731	85.8%	$60,094	89.5%
Americas	4,515	9.1	3,928	5.8
Europe	2,561	5.1	3,187	4.7

	$49,807	100.0%	$67,209	100.0%

Compared to the third quarter of 2011, the decrease in net sales for the third quarter of 2012 was most significant in Asia, our primary geographic market. The decrease in Asia was driven primarily by a decrease in memory repair sales. Net sales in the Americas and Europe remain a lower percentage of total sales as purchases in these regions are primarily for specialized uses or research and development purposes, as compared to the trend by our customers to source their high-volume manufacturing in Asia.

Gross Profit

	Fiscal quarter ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$21,161	42.5%	$30,027	44.7%

Gross profit for the third quarter of 2012 was $21.2 million, a decrease of $8.9 million compared to gross profit of $30.0 million for the third quarter of 2011. Gross profit as a percentage of net sales decreased to 42.5% for the third quarter of 2012 from 44.7% for the third quarter of 2011. These decreases were primarily related to lower revenue levels and decreased production capacity utilization.

Operating Expenses

	Fiscal quarter ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$13,944	28.0%	$15,172	22.5%
Research, development and engineering	10,480	21.1	10,210	15.2
Legal settlement costs	—	—	1,311	2.0
Restructuring costs	861	1.7	827	1.2

	$25,285	50.8%	$27,520	40.9%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based and variable compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses were $13.9 million for the third quarter of 2012, a decrease of $1.2 million compared to the third quarter of 2011. This decrease was primarily driven by reductions in variable compensation as well as our efforts to control overall discretionary spending, partially offset by selective increases in headcount, which predominantly occurred in Asia.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials and project consulting. RD&E expenses totaled $10.5 million for the third quarter of 2012, an increase of $0.3 million compared to the third quarter of 2011. This increase is primarily due to an increase in project materials and consulting, and higher professional and legal fees associated with patent maintenance, partially offset by a decrease in variable compensation.

Legal Settlement Costs

In 2009, James Dooley, former Chief Executive Officer of the Company, initiated arbitration against us seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the assigned arbitrator ruled in favor of Mr. Dooley and, as a result, we recognized approximately $1.3 million in settlement and legal costs during the third quarter of 2011. On December 27, 2010, we filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon (the Court). However, on June 14, 2011, the Court reaffirmed its original ruling upholding the arbitrator’s award. We did not further appeal and paid the award in the first quarter of 2012.

Restructuring Costs

During the third quarters in each of 2012 and 2011, we initiated restructuring plans to reduce our worldwide cost structure. In 2011, this plan resulted from our globalization strategy directed at reducing costs through transition of certain procurement and manufacturing activities to Asia. In 2012, the plan was driven by the continuation of these globalization efforts as well as the identification of other cost alignment opportunities. As a result of the planned actions, we recognized $0.9 million and $0.8 million of restructuring costs during the third quarter of 2012 and 2011, respectively, which consisted primarily of employee severance and related benefits. We expect to recognize an additional $0.5 million to $1.0 million in restructuring costs in the fourth quarter of 2012 as we complete these cost alignment actions.

Non-operating Income and Expense

Interest and Other Income (Expense), net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees and other miscellaneous non-operating items.

Income Taxes

	Fiscal quarter ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Income tax (benefit) provision	$(2,196)	53.9%	$117	4.7%

The income tax benefit for the third quarter of 2012 was $2.2 million on the pretax loss of $4.1 million, an effective tax benefit of 53.9%. The tax benefit was favorably impacted by relative fixed dollar benefits on lower income and discrete benefits related to higher manufacturing and research and development (R&D) credits. For the third quarter of 2011, the income tax provision was $0.1 million on pretax income of $2.5 million, an effective tax rate of 4.7%. In the third quarter of 2011, the tax rate was favorably impacted by the reenactment of the R&D tax credit and the resulting catch-up benefit.

Our effective tax rate is subject to fluctuation based upon the mix of income and differing tax rates between jurisdictions, and the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns, the relationship of fixed deductions to overall changes in estimated and actual pretax income or loss and the tax jurisdictions where income or loss is generated. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a material effect on our financial position, expected cash flows or results of operations. We anticipate no significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapsed statutes of limitation.

Net Income (Loss)

	Fiscal quarter ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Net loss	% of Net Sales	Net income	% of Net Sales
Net (loss) income	$(1,881)	(3.8)%	$2,351	3.5%

Net loss for the third quarter of 2012 was $1.9 million, or $(0.07) per basic and diluted share, compared to net income of $2.4 million, or $0.08 per basic and diluted share for the third quarter of 2011. The decline was primarily due to lower revenue and gross profit levels in the third quarter of 2012, partially offset by lower net operating expenses.

Three Quarters Ended December 31, 2011 Compared to Three Quarters Ended January 1, 2011

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Three fiscal quarters ended
	Dec 31, 2011	Jan 1, 2011

Net sales	100.0%	100.0%
Cost of sales	56.5	58.2

Gross margin	43.5	41.8
Selling, service and administration	21.7	23.3
Research, development and engineering	15.6	16.5
Legal settlement costs	0.3	0.7
Restructuring costs	0.4	0.4

Operating income	5.5	0.9
Gain on sale of previously impaired auction rate securities	1.3	—
Interest and other (expense) income, net	(0.2)	0.1

Income before income taxes	6.6	1.0
Provision for income taxes	0.6	—

Net income	6.0%	1.0%

Net Sales

Net sales were $208.7 million for the first three quarters of 2012, an increase of $23.5 million or 13% compared to net sales of $185.2 million for the first three quarters of 2011. The increase was driven by strong shipments of our IMG products, partially offset by decreases in both SG and CG driven by a combination of memory repair customers utilizing existing capacity and MLCC customers continuing to absorb capacity created by systems delivered in 2011.

The following table presents net sales information by product group:

	Three fiscal quarters ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect/ Micromachining Group (IMG)	$134,757	64.5%	$83,481	45.1%
Semiconductor Group (SG)	50,631	24.3	61,891	33.4
Components Group (CG)	23,349	11.2	39,862	21.5

	$208,737	100.0%	$185,234	100.0%

IMG sales in the first three quarters of 2012 increased $51.3 million or 61% compared to the first three quarters of 2011. The increase was driven by shipments of a large micromachining order received in our first quarter and continued strong demand for our flex via drilling products.

SG sales in the first three quarters of 2012 decreased $11.3 million or 18% compared to the first three quarters of 2011. The overall decrease in sales was driven primarily by a decrease in the memory repair market as customers’ utilized existing capacity.

CG sales in the first three quarters of 2012 decreased $16.5 million or 41% compared to the first three quarters of 2011. The decrease was primarily due to our MLCC customers continuing to absorb capacity created by systems delivered in the first half of 2011.

The following table presents net sales information by geographic region:

	Three fiscal quarters ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$185,550	88.9%	$164,978	89.1%
Americas	14,375	6.9	11,558	6.2
Europe	8,812	4.2	8,698	4.7

	$208,737	100.0%	$185,234	100.0%

Compared to the first three quarters of 2011, net sales for the first three quarters of 2012 increased across all geographic regions: $20.6 million or 12% in Asia, $2.8 million or 24% in the Americas and $0.1 million or 1% in Europe. The majority of our systems are sold into Asia as our customers’ manufacturing facilities primarily reside in that region. The increase in Asia was driven by an increase in the micromachining and flex interconnect business during the first three quarters of the year. Net sales in the Americas and Europe remain a lower percentage of total sales as purchases in these regions are primarily for specialized uses or research and development purposes, as compared to the trend by our customers to source their high-volume manufacturing in Asia.

Gross Profit

	Three fiscal quarters ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$90,862	43.5%	$77,501	41.8%

Gross profit for the first three quarters of 2012 was $90.9 million, an increase of $13.4 million compared to gross profit of $77.5 million for the first three quarters of 2011. Gross profit as a percentage of net sales increased to 43.5% for the first three quarters of 2012 from 41.8% for the three quarters of 2011. These increases were primarily related to higher revenue levels, increased production capacity utilization and the sale of lower margin legacy products in the first quarter of 2011.

Operating Expenses

	Three fiscal quarters ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$45,324	21.7%	$43,063	23.3%
Research, development and engineering	32,456	15.6	30,638	16.5
Legal settlement costs	550	0.3	1,311	0.7
Restructuring costs	861	0.4	827	0.4

	$79,191	38.0%	$75,839	40.9%

Selling, Service and Administration

SS&A expenses were $45.3 million for the first three quarters of 2012, an increase of $2.3 million compared to the first three quarters of 2011. Excluding the impact of $0.9 million of acquisition settlement proceeds received during the first quarter of 2011, the increase was $1.4 million. This increase was primarily related to a $1.8 million increase in share-based compensation, which was driven by accelerated expense associated with the Chief Executive Officer’s retirement eligibility date and increased estimated attainment of performance based grants. Additionally, labor costs were higher due to selective headcount increases, primarily in Asia. The increases were partially offset by lower discretionary spending and variable compensation due to lower business volume.

Research, Development and Engineering

RD&E expenses totaled $32.5 million for the first three quarters of 2012, an increase of $1.8 million compared to the first three quarters of 2011. This increase was primarily due to labor costs associated with selective increases in headcount and higher legal and professional fees associated with patent maintenance.

Legal Settlement Costs

Legal settlement costs for the first three quarters of 2012 were $0.6 million, which consisted of court and legal fees associated with the All Ring litigation and other non-recurring legal matters. Legal settlement costs in the first three quarters of 2011 related to the legal action brought by James Dooley, our former Chief Executive Officer. In 2009, Mr. Dooley initiated arbitration against us seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the assigned arbitrator ruled in favor of Mr. Dooley and, as a result, we recognized approximately $1.3 million in settlement and legal costs during the third quarter of 2011. On December 27, 2010, we filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon (the Court). However, on June 14, 2011, the Court reaffirmed its original ruling upholding the arbitrator’s award. We did not further appeal and paid the award in the first quarter of 2012.

Restructuring Costs

During the third quarters in each of 2012 and 2011, we initiated restructuring plans to reduce our worldwide cost structure. In 2011, this plan resulted from our globalization strategy directed at reducing costs through transition of certain procurement and manufacturing activities to Asia. In 2012, the plan was driven by the continuation of these globalization efforts as well as the identification of other cost alignment opportunities. As a result of the planned actions, we recognized $0.9 million and $0.8 million of restructuring costs during the first three quarters of 2012 and 2011, respectively, which consisted primarily of employee severance and related benefits. We expect to recognize an additional $0.5 million to $1.0 million in restructuring costs in the fourth quarter of 2012 as we complete these cost alignment actions.

Non-operating Income and Expense

Gain on Sale of Previously Impaired Auction Rate Securities (ARS)

During the first quarter of 2012, we sold all of our remaining ARS with a total par value of $14.7 million for approximately $6.5 million. We recorded a total gain of $2.7 million, which included $1.4 million in reclassification of previously recorded unrealized gains out of accumulated other comprehensive income. There were no sales of ARS during the first three quarters of 2011.

Interest and Other (Expense) Income, net

Net interest and other expense was $0.5 million for the first three quarters of 2012 compared to net interest and other income of $0.2 million for the first three quarters of 2011. The decrease in income was primarily due to market losses on assets held for our deferred compensation plan and lower interest yields on our investments. We sold our remaining ARS in the fourth quarter of 2011 and the first quarter of 2012, which were earning above market interest rates.

Income Taxes

	Three fiscal quarters ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Income tax provision (benefit)	$1,335	9.6%	$(73)	(3.9)%

The income tax provision for the first three quarters of 2012 was $1.3 million on pretax income of $13.9 million, an effective tax rate of 9.6%. For the first three quarters of 2011, the income tax benefit was $0.1 million on pretax income of $1.9 million, an effective tax benefit of 3.9%. The lower effective tax rate for the first three quarters of 2011 was primarily due to the fluctuation in the level of expected annual income between the two years, the relative quarterly income levels, and the mix of income between jurisdictions and their relative tax rates.

Our effective tax rate is subject to fluctuation based upon the mix of income and differing tax rates between jurisdictions, and the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns, the relationship of fixed deductions to overall changes in estimated and actual pretax income or loss and the tax jurisdictions where income or loss is generated. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a material effect on our financial position, expected cash flows or results of operations. We anticipate no significant changes in unrecognized tax benefits in the next twelve months as the result of examinations or lapsed statutes of limitation.

Net Income

	Three fiscal quarters ended
	Dec 31, 2011		Jan 1, 2011
(In thousands, except percentages)	Net Income	% of Net Sales	Net Income	% of Net Sales
Net income	$12,569	6.0%	$1,941	1.0%

Net income for the first three quarters of 2012 was $12.6 million, or $0.44 per basic share and $0.43 per diluted share, compared to a net income of $1.9 million, or $0.07 per basic and diluted share for the first three quarters of 2011. The improvement was primarily due to increased revenue, improved gross profits in the first three quarters of 2012 and the gain on the sale of ARS in the first quarter of 2012, offsetting the impact of higher net operating expenses.

Financial Condition and Liquidity

At December 31, 2011, our principal sources of liquidity were cash and cash equivalents of $67.6 million, short-term investments of $124.7 million and accounts receivable of $25.7 million. We also held $22.3 million in restricted cash which represented collateral for commercial letters of credit. Our current ratio was 8.0 to 1.0 and we held no long-term debt. Working capital of $288.7 million was up compared to the April 2, 2011 balance of $259.7 million.

In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. Accordingly, a dividend of $0.08 per share of outstanding common stock will be paid on February 17, 2012 to shareholders of record as of the close of business on January 27, 2012. The estimate of the amount to be paid as a result of the December 9, 2011 declaration is $2.3 million, which is included in Accrued Liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2011.

We currently anticipate that we will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividend are at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our shareholders.

In 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program were made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during 2011 or 2012. As of December 31, 2011, a total of 372,825 shares had been repurchased under this authorization for $5.3 million at an average price of $14.16 per share, calculated inclusive of commissions and fees. There was no fixed completion date for the repurchase program.

In December 2011, the Board of Directors terminated the 2008 repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. There is no fixed completion date for the repurchase program. We did not repurchase any shares under this program during the third quarter of 2012.

As of December 31, 2011, we did not have any ARS investments. During the first quarter of 2012, we sold all of the remaining ARS for approximately $6.0 million and all of the preferred stock for approximately $0.5 million. These ARS had a total estimated fair value of $5.2 million as of April 2, 2011, which consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. We recorded a gain of $2.7 million in the first quarter of 2012, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income.

Sources and Uses of Cash

Net cash flows provided by operating activities totaled $16.9 million for the three quarters ended December 31, 2011 due to net income of $12.6 million and $14.2 million in non-cash items, which was partially offset by $9.8 million in net reductions within working capital. The primary use of cash from working capital consisted of $21.2 million from decreases in accounts payable and other liabilities, $7.7 million from net decreases in deferred revenue and $6.4 million in increases in inventory, partially offset by $18.5 million in decreases of trade receivables, decreases in shipped systems pending acceptance of $4.1 million and net decreases in current assets of $2.9 million.

For the three quarters ended December 31, 2011, net cash used in investing activities of $69.3 million was due to the purchase of securities of $721.0 million, an increase in restricted cash of $11.5 million, and purchases of property, plant and equipment of $4.2 million, partially offset by $660.7 million in proceeds from maturities of securities and $6.5 million in sales of ARS. Net cash provided by financing activities of $2.9 million resulted from activity in our employee stock plans.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations, share repurchase program, cash dividends and contractual obligations for at least the next twelve months.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All Ring Patent Infringement Prosecution

Our proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement are ongoing. As a part of these proceedings, we established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of December 31, 2011.

In June 2011, the Kaohsiung District Court of Taiwan announced its judgment, finding that All Ring had infringed on our 207469 patent, ordering All Ring to pay us approximately $24.0 million plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the 207469 patent. On June 16, 2011, All Ring posted a cash bond for approximately $24.0 million to prevent the provisional execution of the judgment. All Ring appealed this judgment to the Intellectual Property Court on June 28, 2011 and on October 31, 2011, we filed our response to All Ring’s appeal. We and All Ring have each filed several additional briefs with the Intellectual Property Court. See our Form 10-K for the year ended April 2, 2011 for further background and additional information related to these proceedings.

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

Risks Related to Our Competition and Customers

Volatility of Our Customers’ Industries

Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors and LEDs used in consumer electronics, computers, wireless communications and other electronic products. The capital equipment market for semiconductor, microelectronics and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, demand for customers’ products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant downturns in the market for semiconductors and microelectronics used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and operating results. For example, the economic slowdown that began in 2008 resulted in a decrease in orders for all of our product groups for each quarter throughout 2009, with virtually no orders for our memory repair systems throughout 2010. Additionally, some of our customers’ ability to access credit was adversely affected, limiting their ability to purchase our products. Starting in the second quarter of 2012, we again began to experience a significant reduction in orders due to increased uncertainties regarding global economic conditions. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and US economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the semiconductor, microelectronics, LED and consumer electronics industries.

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

Revenues are Largely Dependent on Few Customers

We depend on a few significant customers for a large portion of our revenues. In 2011, our top ten customers accounted for approximately 62% of total net sales, with one customer accounting for approximately 24% of total net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation between customers, changes in various partnership and technology arrangements between customers, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue. Furthermore, none of our customers have any long-term obligation to continue to buy our products or services and may therefore delay, reduce or cease ordering our products or services at any time. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected.

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

Risks Related to Our Organization

Operating a Global Business

International shipments accounted for 93% of net sales in 2011, with 89% of our net sales to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including manufacturing facilities in China and Singapore, research and development facilities in Canada, China and Taiwan, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

Risks Related to Technology

Markets Characterized by Rapid Technological Change

The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes and the requirements of current and potential customers. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. The introduction by us or by our competitors of new or enhanced products, or alternative technologies, may cause our customers to defer, change or cancel orders for our existing products or cease purchasing our products altogether. For example, our semiconductor memory customers are exploring alternative redundancy technologies such as electrical redundancy technology. If our customers were to achieve sufficient yield improvement with one of these technologies and convert it into their manufacturing process, there would be a material adverse effect on the size of the addressable market of our memory yield improvement systems. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technology changes or emerging industry standards. If we are unable to develop new or enhanced products to address product or technology changes or new industry standards on a timely basis or at all, or if our new or enhanced products are not accepted by the market, or if our customers adopt alternative technologies, our business, results of operations and financial condition may be adversely affected.

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

Legal Proceedings

From time to time we are subject to various legal proceedings, including breach of contract claims and claims that involve possible infringement of patent or other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. Any litigation could result in substantial cost and diversion of management’s attention, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in loss of our property rights, subject us to significant liabilities, require us to seek licenses from others or prevent us from manufacturing or selling our products, any of which could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Impairment of Intangible Assets

We held a total of $8.7 million in acquired intangible assets and $4.0 million in goodwill at December 31, 2011. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a qualitative and quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value. If such an adverse event occurred and had the effect of changing one of the critical assumptions or estimates related to the fair value of our intangible assets or goodwill, an impairment charge could result. Any such impairment charges may have a material negative impact on our financial condition and operating results.

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

Reduction or Cessation of Dividends

Our Board of Directors first adopted a quarterly dividend in December 2011. We intend to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction or cessation in our dividend payments could have a negative effect on our stock price.

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

Dated: February 8, 2012		ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting
Officer
(Principal Accounting Officer)