Form 10-K
period 2012-03-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2012-06-12
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Large accelerated filer  ☐    Accelerated  filer  ☒         Non-accelerated filer  ☐    Smaller reporting company   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($11.89) as reported by the NASDAQ Stock Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2011) was $292,569,038.

The number of shares outstanding of the Registrant’s Common Stock as of June 4, 2012 was 29,141,902 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2012 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.

2012 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in Item 1A Risk Factors.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at www.sec.gov where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.esi.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting Investor Relations at (503) 641-4141.

Fiscal Year

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2012 reporting period consisted of a 52-week period ending on March 31, 2012, our fiscal 2011 consisted of a 52-week period ending on April 2, 2011 and our fiscal 2010 reporting period consisted of a 53-week period ending on April 3, 2010. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

Business Overview

Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. Our advanced laser systems enable precise structuring of micron to submicron features in components and devices which are used in a wide variety of end products in the consumer electronics, computer, communications and other industries. These features enable our customers to achieve functionality, or improve yield and productivity in their manufacturing processes that can be critical to their profitability. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.

Our advanced laser microfabrication systems allow microelectronics, semiconductor, and other microtechnology manufacturers to physically alter select device features during high-volume production in order to increase performance and improve production yields. Laser microfabrication comprises a set of precise micron-level processes, including via drilling, wafer scribing and dicing, material ablation, semiconductor memory-link cutting, electronic device trimming, and nano-level structuring to alter material characteristics such as color and texture. These processes require application-specific laser systems able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance for flexible interconnect material, semiconductor devices, light emitting diodes (LEDs), high-density interconnect (HDI) circuits, advanced semiconductor packaging, flat panel liquid crystal displays (LCDs) and other high value components.

Additionally, we produce high-capacity test and inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical and physical tolerances required to perform properly. We also produce products building on this technology that are used to test the electrical and optical characteristics, including wavelength, or color, and intensity, of packaged LEDs.

Industry Overview

The microelectronics and semiconductor industries continue to be driven by demand for advanced features and improved functionality in increasingly smaller and smarter consumer devices. The technologies for consumer-oriented electronics such as smart phones, tablets, personal computers, mobile computing devices, video games and high-definition televisions have developed rapidly as increasingly affordable products have been introduced that offer more functionality in smaller packages. In addition, semiconductor and other advanced technologies are being used in a broadening set of markets and applications, including LEDs, solar, automotive, medical and security.

These dynamics in turn are driving the need for faster, smaller, more complex, less expensive and higher-quality electronic devices and components. To achieve these improvements, component and other device manufacturers are increasing the circuit densities in these devices and investing in new technologies.

For example, smaller and lighter semiconductor devices are driving the need to shrink the physical dimensions of the semiconductor packaging and the HDI circuit board on which they are mounted. Higher operating speeds of computers and communication products require more input and output channels within these packages and between the packages and the HDI circuit board. These trends require smaller, more accurate, and precisely tapered or shaped holes, known as vias, to create connections between layers and interconnecting devices. This trend is driving the use of an increasing amount of flexible interconnect between printed circuit boards (PCBs) and other components. These flexible circuits require the smallest and most accurate vias to create the connections between these devices.

In addition, the ability to shrink the actual dimensions of a device is becoming increasingly more difficult, and producers are investing in new technologies, such as stacking thin silicon wafers into advanced three dimensional (3D) chip packages. We believe this trend will drive additional applications for laser processing, including scribing and dicing of ultra-thin wafers and drilling of through silicon vias (TSV).

Smaller and more complex devices also require more capacitance to be designed into the circuit. This has resulted in a significant increase in the use of smaller, higher-capacitance passive components such as MLCCs. In calendar year 2011, estimated production of MLCCs was over 2 trillion units. These MLCCs must be tested electrically and optically to characterize performance and ensure reliability. Automated equipment to test these MLCCs in the manufacturing environment, like our high capacitance tester, can test and sort up to 750,000 parts per hour.

Variations of advanced semiconductor technologies and manufacturing processes are increasingly being employed in the production of other types of devices and components, including LEDs. For example, automated laser-based systems, like our AccuScribe 2210 series, are used to scribe the sapphire wafer to separate individual devices in the production of LEDs. LEDs are increasingly utilized in electronics, display, automotive and general lighting applications.

A significant portion of our business is derived from specialized microfabrication applications. Any material that can be cut, drilled, etched, or otherwise surface treated using a mechanical process can be microfabricated with greater precision and accuracy using a laser-based solution. As consumer electronics and other products or devices become more compact, mechanical processes will not be able to meet the stringent specifications demanded by producers. We believe the capabilities of laser-based solutions for microfabrication will enable our customers to move beyond the limitations of mechanical processes and generate significant growth for us in the future.

Our Solutions

We believe our products address the needs of microelectronics and semiconductor manufacturers by providing them with a high return on their investment due to measurable production benefits such as improved yield, increased throughput, higher performance, continued miniaturization and greater reliability.

Our core competencies enable us to design, manufacture, and market a variety of integrated laser-based solutions for microfabrication applications in high-volume manufacturing environments. These core competencies include a deep understanding of laser/material interaction, laser beam positioning, optics and illumination including image processing and optical character recognition, high-speed motion control, small parts handling and systems engineering. We combine this technology expertise with a thorough understanding of our customers’ processes, and manufacturing agility to respond rapidly to customer demand to develop and deliver integrated solutions and products that address multiple markets and applications.

Our customers manufacture components, semiconductors, interconnect/packaging devices, LEDs or other parts that serve a wide range of electronic applications. Our systems enable the manufacturing of these components and devices. The largest end-market applications for our customers are consumer electronics, computers and smart mobile devices.

Our Strategy

Our strategy is to leverage our core competencies to be a market leader in laser based microfabrication for microtechnology industries, including microelectronics, semiconductor, LED, and solar. These core competencies, combined with an understanding of our customers’ processes and the use of common platforms, enable us to address a broad range of laser-based applications and end markets within these industries. We intend to focus our efforts on businesses and applications where our differentiated capability enables us to be a market leader. The elements of our strategy are to gain share in our established markets and expand our addressable markets by (1) entering new applications within existing markets and (2) extending existing applications or technologies into adjacent markets. We will continue to invest in research and development to maintain our market leadership and increase the value of our products to global customers.

Gain share in existing markets

We intend to leverage our core competencies and existing technologies to grow our overall market position by serving manufacturers in semiconductor, advanced semiconductor packaging, flexible circuits, standard LEDs and passive components industries – markets in which we currently maintain a leadership position. We intend to maintain and grow our leadership position by developing new products and technologies that have higher performance, throughput and reliability, thereby providing greater technical capability and lowering the effective cost of ownership to our customers.

Expand our addressable markets

We plan to leverage our core competencies, customer collaboration, solutions expertise and common platforms to expand our addressable markets by entering into adjacent applications such as scribing, dicing, advanced microfabrication and inspection of different types of materials and devices within our existing markets. In addition, we believe there are opportunities to extend these same types of applications to enable better performance or yield improvement of devices or components used in adjacent end markets such as solar, medical, industrial and security. We intend to expand our addressable markets through both internal and external business development.

Invest in research and development to maintain our technological leadership

We intend to further develop our technological leadership by maintaining a significant level of investment in research and development. Our key technological capabilities include laser/material interaction, laser beam positioning, optics and illumination, including image processing and optical character recognition, high-speed motion control systems, small parts handling systems and systems integration. In addition, we continue to focus on developing and acquiring internal laser capability which can be used in our solutions. We consider our continuing ability to develop intellectual property to be an important component of our future success.

Increase the value of our products to global customers

We are focused on improving our customers’ yield, throughput and productivity by utilizing our technology, global infrastructure, customer service and ability to integrate multiple technologies. We work with our market-leading, global customers through high-level, multi-disciplinary management and employee teams to define and produce the next generation of manufacturing systems. This requires confidential interaction between the customer and ESI, sharing technology and product roadmaps often looking out over a three- to five-year period. Our increased presence in Asia has allowed us to form even closer relationships with key customers in that region.

Our Products

We operate in one segment, high-technology manufacturing equipment, which is comprised of products that are organized in three groups: interconnect & microfabrication, semiconductor and components.

Interconnect & Microfabrication Group (IMG)

Our Interconnect & Microfabrication Group products address an expanding number of applications and materials on a broad set of substrates, including panels, continuous-feed reels, and discrete three dimensional components or devices.

Interconnect Via Drilling

For electrical interconnect applications, our laser microvia engineering systems target applications that require the highest accuracy and smallest via (hole) dimensions to create electrical connections between layers in flexible circuits, high-density circuit boards and IC packages. Our microvia drilling technology addresses the rapidly changing applications in IC packages, multichip modules and HDI circuit boards. Our ultraviolet (UV) laser processing systems employ state-of-the-art technology in lasers, optics and motion control. These products include single-beam and multi-beam systems that produce high-quality vias with the best-in-class placement accuracy for improved yield of packages and substrates.

Advanced Microfabrication

Our systems can be configured with a variety of lasers and material handling devices that make them ideal for other advanced laser-based microfabrication applications. As technologies enable shrinking sizes and consumer electronics and other devices become more compact, mechanical processes are not able to meet the stringent specifications demanded by manufacturers. We offer several platforms that enable customers to perform precision drilling, scribing, etching, routing or nano-structuring in many different types of materials and devices including glass, metal, plastic, paint and ceramics. The processed material or device is used in many different end markets including microelectronics, computer, medical, energy and display. Our model ML5900 is a particularly versatile platform optimized for industrial production and includes integrated inspection and a rotary stage for parallel processing of devices. We believe the capabilities of laser-based solutions for microfabrication will enable our customers to move beyond the limitations of mechanical processes. We also offer laser ablation systems that ablate material for identification and analysis applications, including forensics, mineral analysis and research.

In September 2010, we acquired PyroPhotonics Lasers, Inc., a manufacturer of tailored-pulse fiber lasers. These lasers are used extensively in our memory repair systems. We believe this laser technology can also be utilized in solar and other microfabrication applications.

Semiconductor Group (SG)

Our Semiconductor Group products address multiple applications that utilize laser energy to process materials on wafer-based substrates. This includes traditional silicon wafers, LEDs wafers, and new ultrathin silicon wafers used in the three-dimensional (3D) packaging applications.

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

Our 98XX series systems are designed specifically for the 300mm wafer processing market but can also handle 200mm wafers. Our systems can be configured for multiple colors including infrared, green and UV. With the introduction of our 9850TPIR+ Dual-Beam, Tailored-Pulse Laser Link-Processing system, we offer unmatched flexibility in processing complex, next-generation fuse designs and materials. In addition, our dual-beam architecture provides significant throughput advantages compared to a single-beam repair tool. These high performance systems deliver increased manufacturing productivity and lower cost of ownership.

Ultra-Thin Silicon Wafer Processing

The advent of 3D chip packaging technologies is driving the need for silicon wafers to become thinner in order to allow for stacking of wafers within the same packaging geometry. As wafers become thinner, they become more challenging to cut into discrete chips using traditional mechanical saws. Our model 9900 uses a laser to dice ultra-thin silicon wafers, those with a thickness of 50 microns or below. The model 9900 also enables 3D packaging through its ability to process through-silicon vias that are key to electrically connecting the stacked wafers. As 3D technologies are developed, we believe the use of lasers will become increasingly important to productivity and performance.

LED Wafer Scribing

Our AccuScribe line of sapphire wafer scribing systems is a key component in the manufacture of LEDs. During production, LEDs are created on a thin wafer of synthetic sapphire crystal that must be broken into individual units at the end of the process. The brittle nature of the sapphire wafer requires that it be carefully cut in order to prevent unwanted fractures and yield losses when the wafer is broken apart into discrete LEDs. The AccuScribe systems use a laser to scribe the wafer with a precise groove between individual LEDs. When mechanical force is applied to the wafer, it fractures along these grooves and allows the wafer to be split apart into discrete LEDs.

As requirements for the light output of LEDs increase, driven by general illumination, the challenges to scribe the wafer without damaging the device and impacting the light output become more difficult. We believe our new AccuScribe 2600 will enable the scribing of these devices without impacting light output and will be capable of scribing the most advanced LED designs for general illumination applications.

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

We provide several types of products and solutions in this market. Our MLCC test systems employ high-speed handling and positioning techniques to precisely load, test and sort MLCCs based on their electrical energy storage capacity, or capacitance, and their electrical energy leakage, or dissipation factor. Our 35XX series is the most productive tester in the market today and continues to gain acceptance with major MLCC manufacturers that have traditionally developed and used their own in-house systems. Our latest 3510 model enables high speed testing of the industry’s smallest metric 0402 capacitors used primarily in advanced cell phone and tablet designs. Circuit fine-tuning systems are application-specific laser systems that adjust the electrical performance of a hybrid circuit, or that adjust an electronic assembly containing many circuits, by removing a precise amount of material from one or more circuit components. Finally, we produce consumable products such as carrier plates and termination belts, both of which are used to hold MLCCs during the manufacturing and testing process.

We have applied our proprietary handling technologies used for MLCC test to develop the 3800 LED Package Test System to perform high speed optical and visual test of packaged LEDs. Packaged LEDs are sorted by light output and color to enable the manufacturer to optimize price and color matching of the devices. We believe our technologies provide superior yield and throughput over existing tools.

Customers

Our top ten customers for 2012, 2011 and 2010 accounted for approximately 56%, 62% and 56% of total net sales, respectively. One customer, Apple Inc. and its affiliates, accounted for approximately 29%, 24% and 30% of total net sales in 2012, 2011 and 2010, respectively. In 2011, Hynix Semiconductor Inc. and Taiyo Yuden Co., Ltd., each individually accounted for approximately 11% of total net sales. No other customer individually accounted for more than 10% of total net sales in 2012, 2011 or 2010.

See Note 23 “Product and Geographic Information” to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for our net sales by geographic area.

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

We have a substantial base of installed products in use by leading microelectronics and semiconductor manufacturers. We emphasize strong working relationships with these customers to meet their needs for additional systems and to facilitate the successful development and sale of new products to these customers.

We generally employ service personnel wherever we have a significant installed base. We offer a variety of warranty, maintenance and parts replacement programs to service the requirements of our customers’ high-volume manufacturing environments.

Backlog

Backlog consists of purchase orders for products and spare parts that we expect to ship within 12 months and service contracts for performance generally within 24 months. Backlog does not include deferred system revenue. Backlog was $69.1 million at March 31, 2012 compared to $65.5 million at April 2, 2011, representing an increase of 5% driven by timing of shipments. The stated backlog is not necessarily indicative of sales for any future period, because of possible order cancellations or deferrals, shipping or acceptance delays, nor does backlog represent any assurance that we will realize a profit from filling the orders.

Research, Development and Technology

We believe that our ability to compete effectively and deliver customer solutions depends, in part, on our ability to maintain and expand our expertise in core technologies and product applications. Our primary core competencies and capabilities include:

•	lasers and laser/material interaction;

•	high-speed, micron-level motion control systems;

•	precision optics;

•	image processing and optical character recognition;

•	high-speed, small parts handling;

•	real-time production-line electronic measurement;

•	real-time operating systems; and

•	systems integration.

Our research and development expenditures for 2012, 2011 and 2010 were $42.6 million (17% of net sales), $41.1 million (16% of net sales) and $33.6 million (23% of net sales), respectively.

Competition

Our markets are dynamic, cyclical and highly competitive. The principal competitive factors in our markets are product performance, cost of ownership, ease of use, reliability, service, technical support, a product improvement path, price, proprietary technology, manufacturing responsiveness and established relationships with customers, which includes familiarity with their products. We believe that our products compete favorably with respect to these factors. Some of our competitors have greater financial, engineering and manufacturing resources and larger distribution networks than we do. Some of our customers develop, or have the ability to develop, manufacturing equipment similar to our products. Competition in our markets may intensify and our technological advantages may be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.

Our Interconnect & Microfabrication Group competes with laser systems provided by Hitachi Via Mechanics, Ltd., LPKF Laser & Electronics AG, Mitsubishi Electric Corporation and several Chinese and Korean companies who compete within their local markets. The principal competitor for our Semiconductor Group is GSI Group Inc. Competitors for LED scribing include DISCO Corporation, JP Sercel Associates, Inc. and Laser Solutions, Inc. LCD repair competitors include Quantel USA, Inc. and HOYA Corporation. For the Components Group, our competitors include Humo Laboratory, Ltd., GSI Group Inc., Ismeca Semiconductor SA, Shibuya Kogya Co., Ltd. and Tokyo Weld Co., Ltd. as well as component manufacturers that develop systems for internal use.

Manufacturing and Supply

Our primary production facilities are located in Singapore; Portland, Oregon; Klamath Falls, Oregon; and Beijing, China. Our Singapore facility is our primary systems manufacturing facility and manufactures certain IMG, LED, CG and laser ablation products. The Portland facility manufactures our SG products and provides advanced manufacturing and prototype capability. The Klamath Falls facility manufactures CG consumable products. The Beijing facility manufactures certain laser products. Our Singapore and Beijing, China, operations are located in leased facilities. As we continue our efforts to streamline the organization and improve efficiencies, we expect a growing percentage of final systems will be shipped from Singapore.

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

Patents and Other Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 222 United States patents and 460 patents issued outside of the United States as of March 31, 2012. Additionally, as of March 31, 2012, we had 400 patent applications pending in the United States and 1,629 patent applications pending outside of the United States. Although our patents are important, we believe that the competitiveness of our products also depends on the technical competence and innovation of our employees.

We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.

Employees

As of March 31, 2012, we employed 627 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Environmental Compliance

During fiscal 2012, we retained ISO 14001 certification via surveillance audit for our environmental management system for our Portland, Oregon operations. We do not expect compliance with international, federal, state and local provisions that have been enacted or adopted related to the discharge of materials into the environment or otherwise relating to protection of the environment to have a material effect on our capital expenditures, earnings or competitive position. Section 1502 of the Dodd-Frank act enacted in July 2011 requires disclosure about the use of certain specified conflict minerals emanating from Democratic Republic of the Congo and neighboring counties. We await issuance of the final rules surrounding the disclosure requirements from the SEC which will enable estimation of compliance costs.

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

Risks Related to Our Competition and Customers

Volatility of Our Customers’ Industries

Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors and light emitting diodes (LEDs) used in consumer electronics, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant downturns in the market for microelectronics, semiconductors, and LEDs used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. For example, starting in the second half of fiscal 2012, we experienced the negative impact of an uncertain economic environment, slower market growth and overcapacity in several of our markets, which resulted in overall lower order and revenue levels. As a result of this uncertain economic environment, our total order volume declined in 2012 compared to 2011. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and United States economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, LEDs and consumer electronics industries.

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

Increased Price Pressure

We have experienced and continue to experience pricing pressure in the sale of our products, from both competitors and customers. Pricing pressures typically have become more intense during cyclical downturns when competitors seek to maintain or increase market share, reduce inventory or introduce more technologically advanced products. In addition, we may agree to pricing concessions with our customers in connection with volume orders. Our business, financial condition, margins or results of operations may be materially and adversely affected by competitive pressure and intense price-based competition.

Revenues are Largely Dependent on Few Customers

We depend on a few significant customers for a large portion of our revenues. In 2012, our top ten customers accounted for approximately 56% of total net sales, with one customer accounting for approximately 29% of total net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue. Furthermore, none of our customers have any long-term obligation to continue to buy our products or services and may therefore delay, reduce or cease ordering our products or services at any time. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected.

Revenues are Largely Based on the Sale of a Small Number of Product Units

We derive a substantial portion of our revenue from the sale of a relatively small number of products. Accordingly, our revenues, margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors in addition to those described above, including:

•	changes in the timing of orders and terms or acceptance of product shipments by our customers;

•	changes in the mix of products and services that we sell;

•	timing and market acceptance of our new product introductions; and

•	delays or problems in the planned introduction of new products, or in the performance of any such products following delivery to customers.

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

Problems with Critical Suppliers

We use a wide range of components from numerous suppliers in the manufacture of our products, including custom electronic, laser, optical and mechanical components. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, some key parts are available only from a single supplier or a limited group of suppliers in the short term. In addition, some of the lasers we use in our products are difficult to manufacture, and as a result we may not receive an adequate supply of lasers in a timely fashion to fill orders. Operations at our suppliers’ facilities are subject to disruption or discontinuation for a variety of reasons, including changes in business relationships, competitive factors, financial difficulties, work stoppages, fire, natural disasters or other causes. Any such disruption or discontinuation to our suppliers’ operations could interrupt or reduce our manufacturing activities and delay delivery of our products, any or all of which could materially and adversely affect our results of operations. In addition, when markets recover from economic downturns, there is a heightened risk that one or more of our suppliers may not be able to meet increased demand requirements, adversely impacting our ability to fulfill orders and win business with our customers.

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

Charges for Excess or Obsolete Inventory

One factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory that may not be usable under the new strategy, which may also result in material accounting charges. For example, during 2012, we recorded $2.0 million of charges in cost of sales for an inventory write-off associated with discontinued products.

Risks Related to Our Organization

Operating a Global Business

International shipments accounted for 92% of net sales in 2012, with 87% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including manufacturing facilities in Singapore and China, research and development facilities in Canada and Taiwan, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

Implementation and Modification of Globalization Strategy

We are implementing our globalization strategy in which we are moving certain operational resources and capabilities to different countries in Asia to be closer to many of our significant customers and to reduce costs. We believe this strategy will enhance customer relationships, improve our responsiveness, and reduce our manufacturing costs for certain products. We opened a manufacturing facility in Singapore in the fourth quarter of 2010, which manufactures certain IMG, LED, CG and laser ablation products and is now our primary system manufacturing facility. Additionally, we have a manufacturing facility in Beijing China, which manufactures certain laser products.

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

These and other factors could delay the development and implementation of our strategy, as well as impair our gross margins, delay shipments and deliveries, cause us to lose sales, require us to write off investments already made, damage our reputation and harm our business, financial condition and results of operations. If we decide to change our current globalization strategy, we may incur charges for certain costs incurred.

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

We may from time to time also make strategic investments in development stage companies. Investments in development stage companies are subject to a high degree of risk. We could lose all or a portion of our investment in any such company.

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

Risks Related to Technology

Markets Characterized by Rapid Technological Change

The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes and the requirements of current and potential customers. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. The introduction by us or by our competitors of new or enhanced products, or alternative technologies, may cause our customers to defer, change or cancel orders for our existing products or cease purchasing our products altogether. For example, our semiconductor memory customers are exploring alternative redundancy technologies such as electrical redundancy technology. If our customers were to achieve sufficient yield improvement with one of these technologies and convert it into their manufacturing process, there could be a material adverse effect on the size of the addressable market of our memory yield improvement systems. In addition, we believe the semiconductor memory repair market is maturing, which could result in lower demand for our memory repair products during up cycles than we have experienced historically. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technology changes or emerging industry standards. If we are unable to develop new or enhanced products to address product or technology changes or new industry standards on a timely basis or at all, or if our new or enhanced products are not accepted by the market, or if our customers adopt alternative technologies, our business, financial condition and results of operations may be adversely affected.

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

Legal Proceedings

From time to time we are subject to various legal proceedings, including breach of contract claims and claims that involve possible infringement of patent or other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. Any litigation could result in substantial cost and diversion of management’s attention, which by itself could have a material adverse effect on our financial condition and results of operations. Further, adverse determinations in such litigation could result in loss of our property rights, subject us to significant liabilities, require us to seek licenses from others or prevent us from manufacturing or selling our products, any of which could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Impairment of Intangible Assets

We held a total of $8.3 million in acquired intangible assets and $4.0 million in goodwill at March 31, 2012. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a qualitative and quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.

We performed our annual goodwill impairment analysis during the fourth quarter of 2012 and determined that it was not “more likely than not” that the fair value of our single reporting unit was less than its carrying value. Based on current economic conditions combined with our stock price, which has remained below carrying value per share since mid-May 2012, we anticipate performing a goodwill impairment test during the first quarter of 2013. If at any time management determines that an impairment exists, we will be required to reflect the impaired value as part of operating income, which will result in a reduction in earnings and a corresponding reduction in our net asset value in the period such impairment is identified.

Stock Price Volatility

The market price of our common stock has fluctuated widely. During fiscal 2012, our stock price fluctuated between a high of $19.88 per share and a low of $11.10 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

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

Reduction or Cessation of Dividends

Our Board of Directors first adopted a dividend policy in December 2011. We intend to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions; funding of research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction or cessation in our dividend payments could have a negative effect on our stock price.

Impairment of Investments

Our investment portfolio is primarily comprised of commercial paper, debt securities issued by U.S. governmental agencies and municipal debt securities. These investments are intended to be highly liquid and low risk. If the markets for these securities were to deteriorate for any reason, including as a result of a downgrade in the credit rating of U.S. government securities, the liquidity and value of these investments could be negatively affected, which could result in impairment charges. Any such impairment charges may have a material impact on our financial condition and results of operations.

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

Our primary system manufacturing facilities are located in leased facilities in Singapore. We lease approximately 26,000 square feet of facilities in Singapore where we manufacture certain Interconnect & Microfabrication Group (IMG), LED, CG and laser ablation products. We also lease approximately 65,000 square feet of facilities in Fremont, California that are used primarily for engineering and marketing of our LED products and as a demonstration center for our microfabrication systems. We additionally lease approximately 20,150 square feet of facilities in Beijing, China, where we manufacture certain laser products. Additionally, we lease other office and facility space in various locations throughout the United States and various foreign countries.

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

On June 3, 2011 the Court orally announced its judgment, finding that the Capacitor Tester, as well as All Ring’s RK-T2000 and RK-L50 systems, had infringed the 207469 patent, ordering All Ring to pay ESI approximately $24 million in damages, plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling the infringing systems. The written judgment was issued on

June 13, 2011. On June 16, 2011, All Ring posted a cash bond for approximately $24.0 million to prevent the provisional execution of the judgment. All Ring appealed this judgment to the Intellectual Property Court on June 28, 2011 and on October 31, 2011, we filed our response to All Ring’s appeal. We and All Ring have each filed additional briefs with the Intellectual Property Court. The Intellectual Property Court is expected to hold its final hearing in this matter in October 2012.

As a part of these proceedings, we established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance of $22.3 million was included in Restricted cash on the Consolidated Balance Sheets at March 31, 2012 as a current asset.

In the ordinary course of business, we are involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Our common stock trades on the NASDAQ Stock Market under the symbol ESIO. There were approximately 562 shareholders of record as of June 4, 2012, and on that date there were 29,141,902 common shares outstanding. The closing price on June 4, 2012 was $10.89.

The following table shows the high and low closing prices for our common stock as reported on the NASDAQ Stock Market for the fiscal quarters indicated:

Fiscal 2012	High	Low
Quarter 1	$19.30	$15.19
Quarter 2	19.88	11.81
Quarter 3	14.68	11.10
Quarter 4	16.65	13.84

Fiscal 2011	High	Low
Quarter 1	$14.87	$11.96
Quarter 2	13.42	10.46
Quarter 3	16.77	10.69
Quarter 4	17.44	14.93

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

We did not repurchase any shares under this program during 2012. As of March 31, 2012, a total of 372,825 shares had been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Any cash used to settle repurchase transactions is reflected as a component of cash used in financing activities on the Consolidated Statements of Cash Flows.

On December 9, 2011, the Board of Directors terminated the prior repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program in 2012. There is no fixed completion date for the repurchase program.

Disclosures related to securities authorized for issuance under our Equity Compensation Plans are incorporated by reference into Item 12 of this annual report on Form 10-K, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, from our Proxy Statement for our fiscal 2012 annual meeting.

Dividends

On December 9, 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. Accordingly, we declared a dividend of $0.08 per outstanding common share to shareholders of record on January 27, 2012. During the fourth quarter of 2012, we paid the dividend for a total amount of $2.3 million. There were no dividends declared or paid during 2011.

Subsequent to the year ended March 31, 2012, the Board of Directors declared an $0.08 per outstanding common share cash dividend on May 10, 2012, payable June 18, 2012 to shareholders of record on June 4, 2012. The estimated amount to be paid as a result of the May 10, 2012 declaration is $2.3 million.

ESI currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration, timing and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on ESI’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of ESI’s shareholders.

Stock Performance Graph

The graph below compares the cumulative 58-month total return to holders of Electro Scientific Industries, Inc. common stock with the cumulative total returns of the S&P 500 Index and the S&P Information Technology Index for the same period. The graph assumes that the value of the investment in Electro Scientific Industries, Inc. common stock and in each of the indices (including reinvestment of dividends) was $100.00 on June 2, 2007 and tracks it through March 31, 2012.

Historical stock price performance should not be relied upon as indicative of future stock price performance.

	Cumulative Total Return[1]
	June 2, 2007	March 29, 2008	March 28, 2009	April 3, 2010	April 2, 2011	March 31, 2012
Electro Scientific Industries, Inc.	100.00	78.09	30.31	63.13	82.24	72.79
S&P 500 Index-Total Returns	100.00	87.01	55.40	81.74	94.30	101.85
S&P Information Technology Index	100.00	90.06	64.00	100.28	112.02	134.80

[1]	Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2012

Item 6.	Selected Financial Data

(In thousands, except per share data)	2012	2011	2010	2009	2008
Statement of Operations Data
Net sales	$254,229	$256,811	$148,893	$157,313	$247,155
(Benefit from) provision for income taxes[4]	(1,417)	390	(9,778)	(13,627)	9,923
Net income (loss)[1,2,3,4,5]	4,904	7,934	(11,984)	(51,050)	16,589
Net income (loss) per share—basic[1,2,3,4,5]	0.17	0.28	(0.44)	(1.89)	0.59
Net income (loss) per share—diluted[1,2,3,4,5]	0.17	0.28	(0.44)	(1.89)	0.59
Cash dividends paid per outstanding common share	0.08	—	—	—	—

Balance Sheet Data
Cash and cash equivalents, restricted cash, short-term investments and auction rate securities[6,7,8,9,10]	$198,723	$201,592	$171,320	$161,925	$160,905
Working capital	269,532	259,739	253,728	246,910	274,667
Net property, plant and equipment	32,103	39,661	40,590	43,005	47,962
Total assets	433,210	440,167	394,418	384,247	455,612
Long-term debt	—	—	—	—	—
Shareholders’ equity	378,670	362,299	342,662	343,523	392,240

1.	Fiscal 2012 included $3.8 million for restructuring costs, which primarily consisted of $1.9 million of employee severance costs and $1.7 million of accelerated depreciation for certain assets. Fiscal 2012 also included $2.0 million of charges in cost of sales for an inventory write-off, $11.5 million for share-based compensation expense, $1.7 million for amortization of acquired intangible assets, $1.2 million for loss on disposal of assets and the write-off of engineering materials, $0.6 million for legal settlement costs, and a gain of $2.7 million from sale of previously impaired auction rate securities. See Note 24 “Restructuring and Cost Management Plans” to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further discussion on the restructuring activities and related costs.
2.	Fiscal 2011 included $9.3 million for share-based compensation expense, $1.4 million for legal settlement costs, $0.8 million for restructuring costs, $2.0 million for amortization of acquired intangible assets, and a gain of $0.7 million from sale of previously impaired auction rate securities.
3.	Fiscal 2010 included $7.7 million for share-based compensation expense, $2.1 million for amortization of acquired intangible assets, a charge of $1.3 million for other-than-temporary impairment of auction rate securities, and a benefit of $4.5 million for net merger termination proceeds.
4.	Fiscal 2009 included $17.4 million for a goodwill impairment charge, $13.6 million for other-than-temporary impairment of auction rate securities, and $6.0 million for increases to the valuation allowance on deferred tax assets. Fiscal 2009 also included $4.4 million for share-based compensation expense, $4.1 million for the write-off of materials from a research, development and engineering program due to a change in product development strategy, $4.0 million for restructuring costs, and $2.3 million for amortization of acquired intangible assets.
5.	Fiscal 2008, a ten month fiscal period, included $3.7 million for share-based compensation expense, a charge of $3.3 million to record the fair value adjustments primarily related to acquired inventory and amortization of acquired intangibles, a charge of $2.8 million to record the write-off of acquired in-process research & development related to the acquisition of New Wave Research, Inc., $2.1 million expenses for amortization of acquired intangible assets, and $1.0 million for restructuring costs.
6.	No investments in auction rate securities were held at the end of fiscal 2012.
7.	Fiscal 2011 included auction rate securities at a fair value of $5.2 million.
8.	Fiscal 2010 included auction rate securities at a fair value of $5.0 million.
9.	Fiscal 2009 included auction rate securities at a fair value of $6.0 million.
10.	Fiscal 2008 included auction rate securities at a fair value of $15.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. Our advanced laser systems enable precise structuring of micron to submicron features in components and devices which are used in a wide variety of end products in the consumer electronics, computer, communications and other industries. These features enable our customers to achieve functionality, or improve yield and productivity in their manufacturing processes that can be critical to their profitability. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.

Our advanced laser microfabrication systems allow microelectronics, semiconductor, and other microtechnology manufacturers to physically alter select device features during high-volume production in order to increase performance and improve production yields. Laser microfabrication comprises a set of precise micron-level processes, including via drilling, wafer scribing and dicing, material ablation, semiconductor memory-link cutting, electronic device trimming, and nano-level structuring to alter material characteristics such as color and texture. These processes require application-specific laser systems able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance for flexible interconnect material, semiconductor devices, light emitting diodes (LEDs), high-density interconnect (HDI) circuits, advanced semiconductor packaging, flat panel liquid crystal displays (LCDs) and other high value components.

Additionally, we produce high-capacity test and inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical and physical tolerances required to perform properly. We also produce products building on this technology that are used to test the electrical and optical characteristics, including color and intensity, of packaged LEDs.

Overview of Financial Results

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2012 reporting period consisted of a 52-week period ending on March 31, 2012, our fiscal 2011 reporting period consisted of a 52-week period ending on April 2, 2011 and our fiscal 2010 reporting period consisted of a 53-week period ending on April 3, 2010. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

In the first half of 2012, the combination of relatively healthy markets, strong sales of new products and delivery on 2011 backlog drove excellent revenue growth. In the second half of 2012, we experienced the negative impact of an uncertain economic environment, slower market growth and overcapacity in several of our markets, which resulted in overall lower order and revenue levels. Despite the impact of this trend, our flex interconnect business experienced healthy growth over the prior year. Our total order volume in 2012 was $255.5 million, down approximately 10%, compared to orders of $284.6 million in 2011.

Orders for our Interconnect & Microfabrication (IMG) products increased by approximately 20% in 2012 compared to 2011. The increase was due to continued growth in our flex interconnect businesses driven by strong demand from our flex circuit customers for our industry leading 5330xi model via drilling system. The demand was primarily a result of increasing use of flexible circuitry and market growth of mobile electronics particularly smart phones and tablet devices. Orders for our microfabrication products were driven by follow on demand from existing applications and the introduction of our new model 5950 low cost platform. However, the lumpy nature of microfabrication design wins negatively impacted revenue levels for IMG in the second half of 2012.

Orders for our Semiconductor Group (SG) products decreased approximately 45% in 2012 compared to 2011. The decrease was driven by lower demand for our memory repair systems and LED scribing systems as a primarily as a result of slower growth and overcapacity in the DRAM and LED markets in the second half of the year.

Orders for our Components Group (CG) products decreased approximately 45% in 2012 compared to 2011. Our MLCC customers continued utilizing their existing capacity as growth in MLCC consumption reflected only modest demand for consumer electronics.

Total shipments were $251.5 million in 2012 compared to $259.6 million in 2011. By product group, IMG shipments increased by approximately 35%, SG shipments decreased by approximately 30% in 2012 and CG shipments decreased by approximately 50%, all consistent with the trends in their respective order levels. Backlog was $69.1 million as of March 31, 2012 compared to $65.5 million as of April 2, 2011.

Net sales were $254.2 million in 2012 compared to $256.8 million in 2011. This decrease was primarily due to lower sales in SG and CG driven by lower demand for DRAM and by MLCC customers’ continued utilization of existing capacity, partially offset by the increase in IMG sales as a result of higher demand for our flex-circuit via drilling and shipments of our advanced microfabrication systems.

Gross profit was $107.7 million in 2012 compared to $108.9 million in 2011. This decrease was primarily due to $2.0 million of charges in cost of sales for an inventory write-off associated with discontinued products in the fourth quarter. Gross margins were 42.4% on net sales of $254.2 million in 2012 compared to 42.4% on net sales of $256.8 million in 2011. While overall gross margins remained flat year over year on similar volumes, excluding the inventory write-off, they improved slightly on favorable product mix.

Net operating expenses of $106.5 million in 2012 increased $5.0 million from $101.5 million in 2011. This increase was primarily due to a $3.0 million increase in restructuring costs, a $2.1 million increase in share-based compensation expense and a $1.2 million increase in loss on disposal of assets and the write-off of engineering materials. These increases were partially offset by savings achieved from cost control measures and the reduction in net legal settlements from the prior year. The increases in restructuring costs and the loss on disposal of assets were a result of implementing our ongoing globalization strategy and other cost control measures. The increase in share-based compensation expense was primarily due to accelerated expense associated with the Chief Executive Officer’s retirement eligibility date and increased attainment of performance-based grants.

Operating income was $1.2 million in 2012 compared to $7.4 million in 2011, a decrease of $6.2 million. This decrease was primarily due to higher operating expenses and the charge for an inventory write-off discussed above. Non-operating income was $2.3 million in 2012 compared to $0.9 million in 2011. The increase was primarily due to a $2.0 million increase in gain on sale of previously impaired auction rate securities (ARS), compared to 2011. Net income was $4.9 million in 2012 compared to net income of $7.9 million in 2011.

Results of Operations

The following table presents results of operations data as a percentage of net sales for the years ended March 31, 2012, April 2, 2011 and April 3, 2010:

	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.6	57.6	62.5

Gross margin	42.4	42.4	37.5
Selling, service and administration	23.0	22.7	32.5
Research, development and engineering	16.8	16.0	22.6
Restructuring costs	1.5	0.3	—
Loss on disposal of assets	0.4	—	—
Legal settlement costs	0.2	0.5	—
Merger termination proceeds, net	—	—	(3.0)

Operating income (loss)	0.5	2.9	(14.6)
Gain on sale of previously impaired auction rate securities	1.1	0.3	—
Other-than-temporary impairment of auction rate securities	—	—	(0.9)
Interest and other (expense) income, net	(0.2)	0.1	0.9

Income (loss) before income taxes	1.4	3.3	(14.6)
(Benefit from) provision for income taxes	(0.5)	0.2	(6.6)

Net income (loss)	1.9%	3.1%	(8.0)%

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended April 2, 2011

Net Sales

The following table presents net sales information by product group:

	2012		2011
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$166,477	65.5%	$123,888	48.2%
Semiconductor Group (SG)	58,776	23.1	78,739	30.7
Components Group (CG)	28,976	11.4	54,184	21.1

	$254,229	100.0%	$256,811	100.0%

Net sales for 2012 decreased $2.6 million or 1% from net sales for 2011. Sales in IMG increased by 34% while SG and CG decreased by 25% and 47%, respectively.

IMG sales for 2012 increased $42.6 million compared to 2011. The increase in IMG sales was driven by higher sales of our flex-circuit via drilling and advanced microfabrication systems. Demand from the flex-circuit and integrated circuit packaging segments of the market has continued to strengthen as a result of growth in portable consumer electronics such as smart phones and tablet computers. Additionally, increased shipments for our advanced microfabrication products were driven by follow-on orders to expand capacity for existing applications.

SG sales for 2012 decreased $20.0 million compared to 2011. The decrease in SG revenues was primarily driven by lower sales of our memory repair systems as a result of slower demand for DRAM and related overcapacity in the DRAM market.

CG sales for 2012 decreased $25.2 million compared to 2011. The decrease was primarily driven by MLCC customers’ continued utilization of existing capacity reflecting only modest growth in the demand for consumer electronics.

The following table presents net sales information by geographic region:

	2012		2011
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$224,100	88.2%	$229,420	89.3%
Americas	19,448	7.6	15,647	6.1
Europe	10,681	4.2	11,744	4.6

	$254,229	100.0%	$256,811	100.0%

Gross Profit

	2012		2011
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$107,691	42.4%	$108,949	42.4%

Gross profit was $107.7 million for 2012, a decrease of $1.3 million or 1% compared to 2011. Gross profit decreased primarily due to $2.0 million of charges in cost of sales for an inventory write-off associated with discontinued products in the fourth quarter. Gross profit as a percentage of net sales was 42.4% for 2012 and 2011. While overall gross margins remained flat year over year on similar volumes, excluding the inventory write-off, they improved slightly on favorable product mix.

Operating Expenses

	2012		2011
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$58,555	23.0%	$58,262	22.7%
Research, development and engineering	42,640	16.8	41,095	16.0
Restructuring costs	3,785	1.5	797	0.3
Loss on disposal of assets	966	0.4	—	—
Legal settlement costs	550	0.2	1,367	0.5

	$106,496	41.9%	$101,521	39.5%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.

SS&A expenses for 2012 increased $0.3 million compared to 2011. This increase was primarily attributable to a $1.6 million increase in share-based compensation expense, which was driven by accelerated expense associated with the Chief Executive Officer’s retirement eligibility date and increased attainment of performance-based grants. This increase was largely offset by lower compensation expense.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for 2012 increased $1.5 million compared to 2011. This increase was primarily due to higher project materials costs and increased professional fees associated with patent activity.

Share-Based Compensation

The table of operating expenses shown above includes $10.4 million and $8.2 million of share-based compensation expense for 2012 and 2011, respectively. The increase in share-based compensation expense was primarily driven by accelerated expense associated with the Chief Executive Officer’s retirement eligibility date and increased attainment of performance-based grants.

Restructuring Costs

As part of our globalization strategy, during 2011, we initiated a restructuring plan to reduce our worldwide cost structure through transition of certain procurement and manufacturing activities to Asia. In 2012, we continued our globalization efforts and we additionally identified and initiated other cost reduction actions. As a result of these actions, we recognized $3.8 million of restructuring costs in 2012. The estimated completion date for these actions is September 30, 2012.

The restructuring costs of $3.8 million incurred in 2012 were comprised primarily of $1.9 million of employee severance and related benefits and $1.7 million of accelerated depreciation for certain assets. We shortened the depreciable lives of these assets in the fourth quarter of 2012 largely as a result of consolidating facilities in the United States and Asia. Restructuring costs were $0.8 million in 2011 primarily due to employee severance and related benefits.

Loss on Disposal of Assets

As a part of our on-going globalization strategy and cost reduction actions discussed above, in 2012, we recognized a loss of $1.0 million resulting from disposal of certain fixed assets primarily used in testing and development.

Legal Settlement Costs

In 2009, James Dooley, our former Chief Executive Officer, initiated arbitration against us seeking severance in connection with his 2003 termination for cause. On December 10, 2010, the assigned arbitrator ruled in favor of Mr. Dooley and, as a result, we recognized approximately $1.4 million in legal settlement costs in 2011. On December 27, 2010, we filed a complaint seeking declaratory relief to vacate the arbitration award with the United States District Court, District of Oregon. On May 17, 2011, the court ruled in favor of Mr. Dooley. On May 19, 2011, we filed a motion for the court to admit into evidence certain testimony of Mr. Dooley, arguing that the court was in error in not admitting it in the proceeding, and asking the court to reconsider its ruling based on that evidence. On June 14, 2011, the court ruled in favor of admitting the testimony into evidence, but also reaffirmed its original ruling upholding the arbitrator’s award. We did not further appeal and paid the award in the first quarter of 2012. As a result, we recognized an additional $0.6 million in legal settlement costs in 2012.

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

Interest and Other Income (Expense), net

Interest and other expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net interest and other income (expense) were as follows:

	2012		2011
(In thousands, except percentages)	Interest and Other Expense, net	% of Net Sales	Interest and Other Income, net	% of Net Sales
Interest and other (expense) income, net	$(437)	(0.2)%	$188	0.1%

Net interest and other expense was $0.4 million in 2012 compared to net interest and other income of $0.2 million in 2011. The decrease was primarily attributable to lower interest yields on our investments and market losses on assets held for our deferred compensation plan. We sold our remaining ARS in the fourth quarter of 2011 and early in the first quarter of 2012, which were earning above market interest rates.

Income Taxes

	2012		2011
(In thousands, except percentages)	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
(Benefit from) provision for income taxes	$(1,417)	(40.6)%	$390	4.7%

The income tax benefit for 2012 was $1.4 million on pretax income of $3.5 million, an effective rate of 40.6%. For 2011, the income tax provision was $0.4 million on pretax income of $8.3 million, an effective rate of 4.7%. In 2012, our effective tax rate was favorably impacted by the increased tax advantages from growth in our Singapore manufacturing operations as well as higher tax credits.

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

Net Income

	2012		2011
(In thousands, except percentages)	Net Income	% of Net Sales	Net Income	% of Net Sales
Net income	$4,904	1.9%	$7,934	3.1%

As a result of the factors discussed above, net income for 2012 was $4.9 million, or $0.17 per basic and diluted share, compared to net income of $7.9 million, or $0.28 per basic and diluted share for 2011.

Fiscal Year Ended April 2, 2011 Compared to Fiscal Year Ended April 3, 2010

Net Sales

The following table presents net sales information by product group:

	2011		2010
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$123,888	48.2%	$88,671	59.5%
Semiconductor Group (SG)	78,739	30.7	28,525	19.2
Components Group (CG)	54,184	21.1	31,697	21.3

	$256,811	100.0%	$148,893	100.0%

Net sales for 2011 increased $107.9 million or 72% over net sales for 2010. Sales increased in all three business groups, with significant dollar increases in SG and IMG.

IMG sales for 2011 increased $35.2 million or 40% compared to 2010. The increase in IMG sales was driven by higher sales of our flex-circuit via drilling and advanced microfabrication systems. Demand from the flex-circuit and integrated circuit packaging segments of the market continued to strengthen as a result of consumer demand for portable electronics. Additionally, demand continued to increase for advanced microfabrication products with the development of new applications as well as follow-on orders to expand capacity for existing applications.

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

CG sales for 2011 were up $22.5 million or 71% compared to 2010. This increase was due to deliveries of MLCC test systems and consumable parts on higher orders that began in the second half of 2010. Utilization levels of existing capacity remained high as our customers satisfy the increasing demand for MLCCs in consumer electronics.

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

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses for 2011 increased $9.7 million compared to 2010. This increase was primarily attributable to overall increases in business activity and improved operating results driven by sustained macroeconomic and electronics industry recoveries, which resulted in increased headcount and higher compensation costs. Other factors included an increase in share-based compensation expense of $1.4 million driven by incremental charges from our annual stock grant and an acquisition cost of $0.3 million resulting from a business acquisition in 2011. In addition, we initiated several temporary cost reduction measures in 2009 and 2010, including salary reductions, which were restored in late 2010. These increases in expenses were partially offset by acquisition settlement proceeds of $0.9 million received and lower purchase accounting expense in 2011.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for 2011 increased $7.5 million compared to 2010. This increase was primarily due to increased project expenses, headcount and compensation expenses, including the restoration of higher levels of pay.

Share-Based Compensation

The table of operating expenses shown above includes $8.2 million and $6.7 million of share-based compensation expense for 2011 and 2010, respectively. Share-based compensation expense increased in 2011 compared to 2010 primarily due to the incremental charges from the annual stock grant in 2011.

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

Restructuring Costs

As part of our globalization strategy, during 2011, we initiated a restructuring plan to reduce our worldwide cost structure through transition of certain procurement and manufacturing activities to Asia. As a result of these actions, we recognized $0.8 million of restructuring costs in 2011.

Merger Termination Proceeds, net

No merger termination proceeds or merger transaction costs were received or incurred in 2011. Net merger termination proceeds for 2010 were $4.5 million, which represented the receipt of a $5.4 million merger termination fee partially offset by $0.9 million of merger transaction costs.

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

Other-than-temporary Impairment of Auction Rate Securities (ARS)

There was no other-than-temporary impairment charge of ARS in 2011. In 2010, other-than-temporary impairment charges related to our ARS were $1.3 million. This charge was recorded during the fourth quarter due to the suspension of interest payments by the issuer of certain of our ARS and decreases in the credit quality of bond insurers of certain of our other ARS. See Note 5 “Fair Value Measurements” to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data.

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

In 2011, net interest and other income was $0.2 million compared to $1.4 million in 2010. The decrease was primarily attributable to the lower interest income due to market-driven decreases in yields, foreign currency losses due to appreciation of the Chinese Yuan, higher hedging costs of the Korean Won and increased bank fees due to higher banking activity in 2011.

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

Financial Condition and Liquidity

At March 31, 2012, our principal sources of liquidity were cash and cash equivalents of $69.8 million, short-term investments of $106.7 million and accounts receivable of $32.7 million. We also held $22.3 million in restricted cash which represented collateral for commercial letters of credit related to our ongoing legal proceedings against All Ring Tech Co., Ltd. At March 31, 2012, we had a current ratio of 6.93 and held no long-term debt. Working capital of $269.5 million increased $9.8 million compared to April 2, 2011 balance of $259.7 million. We also held approximately $23.0 million of non-current investments at March 31, 2012.

In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. Accordingly, a dividend of $0.08 per outstanding common share was paid on February 17, 2012 to shareholders of record on January 27, 2012. The dividend amount paid as a result of the December 9, 2011 declaration was $2.3 million. Subsequent to the year ended March 31, 2012, the Board of Directors declared an $0.08 per outstanding common share cash dividend on May 10, 2012, payable June 18, 2012 to shareholders of record on June 4, 2012. The estimated amount to be paid as a result of the May 10, 2012 declaration is $2.3 million.

We currently anticipate that we will continue to pay cash dividends on a quarterly basis in the future, although the declaration, timing and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our shareholders.

In May 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs. Repurchases under the program were made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during 2012 or 2011. As of March 31, 2012, a total of 372,825 shares had been repurchased under this authorization for $5.3 million at an average price of $14.16 per share, calculated inclusive of commissions and fees. There was no fixed completion date for the repurchase program.

In December 2011, the Board of Directors terminated the above 2008 repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program in 2012. There is no fixed completion date for the repurchase program.

As of March 31, 2012, we did not hold any ARS investments. During the first quarter of 2012, we sold all of the remaining ARS for approximately $6.0 million and all of the preferred stock for approximately $0.5 million. These ARS had a total estimated fair value of $5.2 million as of April 2, 2011, which consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. We recorded a gain of $2.7 million in the first quarter of 2012, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income.

Sources and Uses of Cash

Net cash provided by operating activities totaled $14.3 million for 2012 due to $23.2 million from net income and non-cash items partially offset by $8.9 million from net changes within working capital. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities within working capital. In 2012, the primary sources of cash outflow from working capital consisted of $16.9 million decreases in accounts payable and accrued liabilities, $5.3 million decreases in deferred revenue and $4.4 million increases in inventories, partially offset by $11.2 million decreases in trade receivables, $3.9 million decreases in shipped systems pending acceptance and $2.6 million from decreases in other current assets.

In 2012, net cash used in investing activities of $62.5 million primarily resulted from $929.2 million of purchases of investments, and $4.9 million of purchases of property, plant and equipment, partially offset by $883.3 million of proceeds from sales and maturities of investments including the sale of ARS. Additionally, restricted cash increased by $11.5 million in 2012 because of our ongoing legal proceedings against All Ring Tech Co., Ltd.

In 2012, net cash provided by financing activities of $1.2 million primarily resulted from $3.0 million of proceeds from stock plan activity partially offset by $2.3 million of cash dividends paid to shareholders.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations, any dividends which may be declared, our share repurchase program and contractual obligations for at least the next twelve months.

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

The following table summarizes our contractual commitments and obligations as of March 31, 2012, by the fiscal year in which they are due:

(In thousands)	Total	2013	2014	2015	2016	2017	Thereafter
Purchase commitments	$28,440	$28,107	$333	$—	$—	$—	$—
Operating leases	3,440	2,394	952	87	7	—	—

	$31,880	$30,501	$1,285	$87	$7	$—	$—

This table does not include $8.6 million of unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows as of March 31, 2012. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.

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

Our critical accounting policies and estimates include the following:

•	revenue recognition;

•	inventory valuation;

•	product warranty reserves;

•	allowance for doubtful accounts;

•	accrued restructuring costs;

•	share-based compensation;

•	income taxes including the valuation of deferred tax assets;

•	fair value measurements;

•	valuation of cost method equity investments;

•	valuation of long-lived assets; and

•	valuation of goodwill.

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

Finished goods are reviewed quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. When necessary, we record inventory write-downs as an increase to cost of sales based on the above factors and take into account worldwide quantities on hand and forecasted demand into our analysis. Additionally, from time to time, we may make strategic decisions to exit or alter product lines which may result in an inventory write-down. If circumstances related to our inventories change, our estimates of the value of inventory could materially change.

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

Accrued Restructuring Costs

We have engaged, and may continue to engage, in restructuring actions, which require us to make estimates in certain areas including expenses for severance and other employee separation costs. Because we have a history of paying severance benefits, expenses and liabilities associated with exit or disposal activities are recognized when probable and estimable. For further discussion on the restructuring activities and related charges in 2012, refer to our discussion of “Restructuring Costs” in the “Results of Operations” section above and Note 24 “Restructuring and Cost Management Plans” to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Should management’s assumptions and expectations be inaccurate, our financial condition and results of operations could be adversely affected in future periods.

Fair Value Measurements

Fair value is defined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820). When determining fair value on the financial assets and liabilities, we consider the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

Valuation of Cost Method Equity Investments

As of March 31, 2012, minority equity investments included $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period, we determine whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of March 31, 2012, we had not identified any events or circumstances that indicated the investments were impaired; therefore, the full carrying value of $9.0 million was included in Other assets on the Consolidated Balance Sheets.

Valuation of Long-Lived Assets

Long-lived assets, principally property and equipment and identifiable intangibles held and used by us, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no events or circumstances during 2012 that would indicate the carrying value of our long-lived assets may not be recoverable.

Valuation of Goodwill

We account for goodwill pursuant to Accounting Standards Codification (ASC) Topic 350 as amended in September 2011 by Accounting Standard Update (ASU) 2011-08, “Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASC ASU 2011-08). ASC Topic 350 requires that goodwill be tested for impairment at least annually. ASC ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. We test goodwill for impairment using a qualitative and quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value. Goodwill was tested for impairment in the fourth quarter of 2012 and it was determined that there was no impairment as of March 31, 2012.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity to meet operating needs. To achieve these objectives, we maintain an investment portfolio of cash, cash equivalents, and investments in a variety of securities, including commercial paper, corporate bonds and U.S. government agency notes.

Interest Rate Risk

Our investment securities are subject to interest rate risk and will decline in value if interest rates increase. The majority of these securities are classified as available-for-sale securities; therefore, the impact on fair value of interest rate changes is reflected as a separate component of shareholders’ equity. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our invested assets.

Investment Risk

Our marketable securities are classified as available-for-sale securities measured at fair value. The market value of our investments is influenced by market risks, liquidity risk and the credit worthiness of underlying issuers of our investment. We strive to minimize the investment risk by investing in high quality securities and by utilizing experienced and high credit quality financial institutions to manage the investment portfolio.

As of March 31, 2012, we did not hold any auction rate securities (ARS) investments. During the first quarter of 2012, we sold all of our remaining ARS with a total par value of $14.7 million for approximately $6.5 million and recorded a total gain of $2.7 million in the first quarter of 2012 including $1.4 million in reclassification of previously recorded unrealized net gains out of accumulated other comprehensive income.

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

The table below summarizes, by currency, the notional amounts of our forward exchange contracts in U.S. dollars as of March 31, 2012 and April 2, 2011. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalents of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rates at the reporting date.

	Bought (Sold)
(In thousands)	2012	2011
Japanese Yen	$6,893	$11,360
Euro	192	1,825
Taiwan Dollar	(600)	—
Korean Won	(1,438)	(4,565)
British Pound	(2,771)	(3,064)
Chinese Renminbi	(3,562)	—

	$(1,286)	$5,556

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 31, 2012 and April 2, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of March 31, 2012 and April 2, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

June 12, 2012

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and April 2, 2011

(In thousands)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$69,780	$116,412
Restricted cash	22,269	10,769
Short-term investments	106,674	69,245
Trade receivables, net of allowances of $390 and $429	32,744	44,100
Inventories	68,055	65,362
Shipped systems pending acceptance	1,360	5,289
Deferred income taxes, net	10,021	9,892
Other current assets	4,060	6,784

Total current assets	314,963	327,853

Non-current assets:
Non-current investments	23,046	8,097
Auction rate securities	—	5,166
Property, plant and equipment, net	32,103	39,661
Non-current deferred income taxes, net	36,489	30,822
Goodwill	4,014	4,014
Acquired intangible assets, net	8,332	10,035
Other assets	14,263	14,519

Total assets	$433,210	$440,167

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,045	$18,650
Accrued liabilities	21,635	33,425
Deferred revenue	10,751	16,039

Total current liabilities	45,431	68,114

Non-current liabilities:
Income taxes payable	9,109	9,754

Commitments and contingencies (Notes 18 and 21)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 28,970 and 28,299 issued and outstanding	168,143	153,189
Retained earnings	210,021	207,420
Accumulated other comprehensive income related to auction rate securities	—	1,445
Accumulated other comprehensive income, other	506	245

Total shareholders’ equity	378,670	362,299

Total liabilities and shareholders’ equity	$433,210	$440,167

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31, 2012, April 2, 2011 and April 3, 2010

(In thousands, except per share amounts)	2012	2011	2010
Net sales	$254,229	$256,811	$148,893
Cost of sales	146,538	147,862	93,028

Gross profit	107,691	108,949	55,865
Operating expenses:
Selling, service and administration	58,555	58,262	48,536
Research, development and engineering	42,640	41,095	33,618
Restructuring costs	3,785	797	—
Loss on disposal of assets	966	—	—
Legal settlement costs	550	1,367	—
Merger termination proceeds, net	—	—	(4,516)

Net operating expenses	106,496	101,521	77,638

Operating income (loss)	1,195	7,428	(21,773)
Non-operating income (expense):
Gain on sale of previously impaired auction rate securities	2,729	708	—
Other-than-temporary impairment of auction rate securities	—	—	(1,347)
Interest and other (expense) income, net	(437)	188	1,358

Total non-operating income	2,292	896	11

Income (loss) before income taxes	3,487	8,324	(21,762)
(Benefit from) provision for income taxes	(1,417)	390	(9,778)

Net income (loss)	$4,904	$7,934	$(11,984)

Net income (loss) per share—basic	$0.17	$0.28	$(0.44)

Net income (loss) per share—diluted	$0.17	$0.28	$(0.44)

Weighted average number of shares—basic	28,749	28,045	27,449

Weighted average number of shares—diluted	29,461	28,608	27,449

Cash dividends paid per outstanding common share	$0.08	$—	$—

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the years ended March 31, 2012, April 2, 2011 and April 3, 2010

	Common Stock		Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands)	Shares	Amount
Balance at March 28, 2009 as previously reported	27,184	$133,808	$211,085	$(1,370)	$343,523
Cumulative-effect adjustment related to auction rate securities	—	—	385	(385)	—

Balance at March 29, 2009 as adjusted	27,184	133,808	211,470	(1,755)	343,523
Share repurchases	(65)	(555)	—	—	(555)
Stock plans:
Employee stock plans	546	9,116	—	—	9,116
Comprehensive income (loss):
Net loss	—	—	(11,984)	—	(11,984)
Net unrealized loss on securities (net of tax of $7)	—	—	—	(13)	(13)
Net unrealized gain on auction rate securities	—	—	—	2,004	2,004
Reclassification of unrealized gain on auction rate securities to earnings	—	—	—	(317)	(317)
Cumulative translation adjustment (net of tax of ($541))	—	—	—	962	962
Accumulated other comprehensive loss related to benefit plan obligations (net of tax of $42)	—	—	—	(74)	(74)

Comprehensive loss					(9,422)

Balance at April 3, 2010	27,665	142,369	199,486	807	342,662
Stock plans:
Employee stock plans	634	10,568	—	—	10,568
Tax impact of stock options exercised	—	252	—	—	252
Comprehensive income (loss):
Net income	—	—	7,934	—	7,934
Net unrealized gain on securities (net of tax of ($15))	—	—	—	27	27
Net unrealized gain on auction rate securities	—	—	—	144	144
Cumulative translation adjustment (net of tax of ($449))	—	—	—	715	715
Accumulated other comprehensive loss related to benefit plan obligations (net of tax of $4)	—	—	—	(3)	(3)

Comprehensive income					8,817

Balance at April 2, 2011	28,299	153,189	207,420	1,690	362,299
Cash dividends paid ($0.08 per outstanding common share)	—	—	(2,303)	—	(2,303)
Stock plans:
Employee stock plans	671	14,449	—	—	14,449
Tax impact of stock options exercised	—	505	—	—	505
Comprehensive income (loss):
Net income	—	—	4,904	—	4,904
Net unrealized gain on securities (net of tax of ($3))	—	—	—	7	7
Reclassification of unrealized gain on auction rate securities to earnings	—	—	—	(1,445)	(1,445)
Cumulative translation adjustment (net of tax of $12)	—	—	—	277	277
Accumulated other comprehensive loss related to benefit plan obligations (net of tax of ($15))	—	—	—	(23)	(23)

Comprehensive income					3,720

Balance at March 31, 2012	28,970	$168,143	$210,021	$506	$378,670

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2012, April 2, 2011 and April 3, 2010

(In thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,904	$7,934	$(11,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,489	10,317	10,002
Amortization of acquired intangible assets	1,722	1,964	2,149
Share-based compensation expense	11,451	9,309	7,696
Provision for (recovery of) doubtful accounts	50	(150)	(31)
Gain on sale of previously impaired auction rate securities	(2,729)	—	—
Other-than-temporary impairment of auction rate securities	—	—	1,347
Loss on disposal of property and equipment	1,007	106	15
Deferred income taxes	(5,724)	(2,752)	(9,937)
Changes in operating accounts, net of acquisition:
Decrease (increase) in trade receivables, net	11,191	(5,755)	(19,110)
(Increase) decrease in inventories	(4,389)	3,108	11,918
Decrease (increase) in shipped systems pending acceptance	3,929	(1,183)	(2,034)
Decrease in other current assets	2,559	2,228	1,802
(Decrease) increase in accounts payable and accrued liabilities	(16,886)	22,706	8,999
(Decrease) increase in deferred revenue	(5,261)	2,758	2,023

Net cash provided by operating activities	14,313	50,590	2,855

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(929,201)	(471,112)	(282,058)
Proceeds from sales and maturities of investments	876,822	509,935	169,613
Proceeds from sale of auction rate securities	6,450	—	—
Purchase of property, plant and equipment	(4,937)	(6,556)	(3,195)
Proceeds from sale of property, plant and equipment	26	—	—
(Increase) decrease in restricted cash	(11,500)	55	(10,824)
Cash paid to acquire the assets of Pyrophotonics Lasers, Inc.	—	(8,075)	—
Minority equity investment	—	(782)	(193)
(Increase) decrease in other assets	(131)	487	7,702

Net cash (used in) provided by investing activities	(62,471)	23,952	(118,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(2,303)	—	—
Stock plan activity, net	2,999	1,259	1,377
Excess tax benefit of share-based compensation	546	252	—
Share repurchases	—	—	(555)

Net cash provided by financing activities	1,242	1,511	822
Effect of exchange rate changes on cash	284	1,024	1,075

NET CHANGE IN CASH AND CASH EQUIVALENTS	(46,632)	77,077	(114,203)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,412	39,335	153,538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,780	$116,412	$39,335

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$(24)
Cash paid for income taxes	$(4,371)	$(2,026)	$(2,167)
Income tax refunds received	$132	$3,360	$4,239

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Electro Scientific Industries, Inc. together with its wholly-owned subsidiaries (collectively, the Company) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. The Company’s advanced laser systems enable precise structuring of micron to submicron features in components and devices which are used in a wide variety of end products in the consumer electronics, computer, communications and other industries. These features enable the Company’s customers to achieve functionality, or improve yield and productivity in their manufacturing processes that can be critical to their profitability. Founded in 1944, the Company is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.

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

The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, the fiscal 2012 reporting period consisted of a 52-week period ending on March 31, 2012, the fiscal 2011 reporting period consisted of a 52-week period ending on April 2, 2011 and the fiscal 2010 reporting period consisted of a 53-week period ending on April 3, 2010. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

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

Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowance for doubtful accounts; accrued restructuring costs; share-based compensation; income taxes including the valuation of deferred tax assets; fair value measurements; valuation of cost method equity investments; valuation of long-lived assets; and valuation of goodwill.

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

The Company sells a significant portion of its products to a small number of large semiconductor and microelectronics manufacturers. The top ten customers accounted for approximately 56%, 62% and 56% of total net sales in 2012, 2011 and 2010, respectively. One consumer electronics manufacturer accounted for approximately 29%, 24% and 30% of total net sales in 2012, 2011 and 2010, respectively. In 2011, two other customers individually accounted for approximately 11% of total net sales. No other customer individually accounted for more than 10% of total net sales in 2012, 2011 and 2010. The Company’s operating results may be adversely affected if orders and revenues from these key customers decline.

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

The Company’s net investment exposure in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at March 31, 2012 and April 2, 2011 was approximately $45.5 million and $39.7 million, respectively. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $4.6 million and $4.0 million at March 31, 2012 and April 2, 2011, respectively. Foreign exchange rate gains or losses on foreign investments as of March 31, 2012 were reflected as a cumulative translation adjustment, net of tax, and do not affect the Company’s results of operations.

The Company’s operations involve a number of other risks and uncertainties including but not limited to those relating to the cyclicality of the semiconductor and microelectronics markets, the effect of general economic conditions, rapid changes in technology and international operations.

Cash Equivalents and Investments

All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. Short-term investments reflect marketable securities that have maturities of less than one year or are subject to immediate pre-payment or call provisions. These securities consist primarily of marketable debt securities and are classified as “available-for-sale securities” and recorded at fair market value. Unrealized gains and losses on short-term investments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. To determine whether any existing impairment is other-than-temporary and requires recognition of an impairment loss in the results of operations, the Company evaluates its marketable securities based on the nature of the investments and the Company’s intent and ability to hold the securities until the securities are no longer in an unrealized loss position.

Restricted Cash

Restricted cash represents cash which collateralizes commercial letters of credit substituted for a cash bond previously held by the Kaohsiung District Court of Taiwan related to the Company’s proceedings against All Ring Tech Co., Ltd (All Ring). As a part of these proceedings, the Company established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The Intellectual Property Court in Taiwan is expected to hold its final hearing in this matter in October 2012. The total restricted cash balance of $22.3 million was included in Restricted cash on the Consolidated Balance Sheets at March 31, 2012 as a current asset. See Note 21 “Legal Proceedings” below for further discussion.

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

Accrued Restructuring Costs

The Company has engaged, and may continue to engage, in restructuring actions, which require it to make estimates in certain areas including expenses for severance and other employee separation costs. Because the Company has a history of paying severance benefits, expenses associated with exit or disposal activities are recognized when probable and estimable. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. See Note 24 “Restructuring and Cost Management Plans” for further discussion.

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

Goodwill Impairment

The Company accounts for goodwill pursuant to Accounting Standards Codification (ASC) Topic 350 as amended in September 2011 by Accounting Standard Update (ASU) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASC ASU 2011-08). ASC Topic 350 requires that goodwill be tested for impairment at least annually. ASC ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. The Company tests goodwill for impairment using a qualitative and quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value. Goodwill was tested for impairment in the fourth quarter of 2012 and it was determined that there was no impairment as of March 31, 2012.

Other Assets

Other assets include consignment, demonstration (demo) and training equipment, minority equity investments and long-term deposits.

Consignment, demo and training equipment are recorded at the lower of standard costs or estimated market values, until the assets are sold.

As of March 31, 2012 and April 2, 2011, the Company had a $9.0 million minority equity investment in preferred stock of OmniGuide, Inc. (OmniGuide), a private company, which included $6.0 million of Series D Preferred Stock and $3.0 million of Series E Preferred Stock. These investments are accounted for as cost method investments as the Company does not have the ability to significantly influence OmniGuide. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so. As of March 31, 2012, management had not identified any events or circumstances that indicated the investments were impaired, therefore the full carrying value of $9.0 million was included in other assets on the Consolidated Balance Sheets.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash equivalents and accrued liabilities approximate fair value because of the nature of the underlying transactions and short-term maturities involved. Current and non-current marketable securities are recorded at fair value which is defined under Financial Accounting Standards Board (FASB) ASC Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820). ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include the following:

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

See Note 5 “Fair Value Measurements” for further discussion and disclosure of fair value on our financial assets and investments.

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

Research and Development

Research and development costs, which include labor and related employee expenses, patent maintenance fees, project materials costs, project subcontractors, depreciation of engineering equipment, building costs and other administration expenses, are generally expensed as incurred. Engineering materials that are expected to provide future value are included in inventories.

Taxes on Unremitted Foreign Income

The Company provides for income taxes on its foreign subsidiaries’ taxable income based on the effective income tax rate in each respective jurisdiction. The Company provides for deferred taxes on the undistributed earnings of a subsidiary, except to the extent that the income is intended to be indefinitely reinvested or remitted in a tax-free liquidation. The only foreign jurisdiction where the Company is permanently reinvested is Singapore. The cumulative amount of earnings upon which U.S. income taxes have not been provided was $20.9 million and $13.6 million as of March 31, 2012 and April 2, 2011, respectively. The unrecognized deferred tax liability related to these earnings was $7.3 million and $4.2 million as of March 31, 2012 and April 2, 2011, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and “other comprehensive income,” which includes charges or credits to equity that are not the result of transactions with shareholders. Comprehensive income (loss) within these consolidated financial statements includes primarily cumulative foreign currency translation adjustments and unrealized gains and losses on securities available for sale. The cumulative translation adjustment included in accumulated other comprehensive income (loss) at March 31, 2012 and April 2, 2011 was $0.6 million and $0.3 million, respectively.

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

Employee Benefit Plans

The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. During 2012 and 2011, contributions to the plan by the Company were $0.3 million and $0.2 million, respectively.

The Company has defined benefit retirement plans at certain of its foreign subsidiaries. The Company accounts for these plans based on the provisions of ASC Topic 715 “Compensation-Retirement Benefits”.

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASC ASU 2011-04). ASC ASU 2011-04 will result in common fair value measurement and disclosure requirements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). These disclosures include: (a) information about transfers between level 1 and level 2 of the fair value hierarchy; (b) information about the sensitivity of a fair value measurement categorized within level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs; and (c) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The adoption of ASC ASU 2011-04 in the fourth quarter of 2012 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income” (ASC ASU 2011-05). ASC ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity; however, it does not change the items that must be reported in other comprehensive income. ASC ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASC ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASC ASU 2011-12 defers the effective date pertaining to the requirement in ASC ASU 2011-05 regarding the reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The adoption of ASC ASU 2011-05, as amended by ASC ASU 2011-12, will become effective for the Company’s first quarter of 2013. The adoption of ASC ASU 2011-05 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In September 2011, the FASB issued ASC ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASC ASU 2011-08). ASC ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The Company adopted ASC ASU 2011-08 in the second quarter of 2012.

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

The 2004 Plan allows for grants of stock options, stock appreciation rights, stock bonuses (including restricted stock units), restricted stock, performance-based awards and dividend equivalents. Stock options and SARs outstanding under the 2004 Plan and the Replaced Plans vest over variable periods determined at the grant date, generally with terms of immediate vesting or up to four years, and expire ten years from the date of grant. Options and SARs issued under the 2004 Plan and the Replaced Plans are exercisable at prices not less than fair market value on the date of the grant. The 2004 Plan prohibits repricing of options and SARs granted without prior shareholder approval. Certain restricted stock units awarded under the 2004 Plan vest based on performance criteria that are tied to the Company’s results of operations, personal performance criteria, and, in certain cases, length of service. Unvested restricted stock awards are credited with dividend equivalents in the form of additional unvested restricted stock units at the same time and in the same amount as dividends paid to shareholders of the Company. The dividend equivalents have the same vesting and terms as the underlying restricted stock award.

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

The Company granted SARs starting in the first quarter of 2010. SARs grant the right to receive shares of the Company’s stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The Company uses the Black-Scholes model to estimate the fair value of SARs. Similar to options, SARs are recorded at the fair value of the award at grant date and the expense is recognized on a straight-line basis over the requisite service period of the award. The Company did not grant any stock options during 2012 and 2011 and did not grant any SARs prior to the first quarter of 2010.

Share-based compensation expense was included in the Company’s Consolidated Statements of Operations as follows:

(In thousands)	2012	2011	2010
Cost of sales	$1,118	$1,084	$1,059
Selling, service and administration	8,244	6,688	5,306
Research, development and engineering	2,113	1,554	1,355

Total share-based compensation expense	$11,475	$9,326	$7,720

The share-based compensation expense increase in 2012 compared to 2011 was primarily driven by accelerated expense associated with the Chief Executive Officer’s retirement eligibility date and increased attainment of performance-based grants. The share-based compensation expense increased in 2011 compared to 2010 primarily due to the incremental charges from the annual stock grant in 2011.

The total amount of cash received from the stock plan awards was $3.0 million, $1.3 million and $1.4 million for 2012, 2011 and 2010, respectively. All stock plan awards are settled with newly issued shares.

No share-based compensation costs were capitalized during 2012. As of March 31, 2012, the Company had $11.2 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 1.51 years.

Valuation Assumptions

The Black-Scholes option pricing model is utilized to determine the fair value of options and SARs granted. The following weighted average assumptions were used in calculating the fair value during the periods presented:

	2012	2011	2010
Risk-free interest rate	1.86%	2.08%	2.63%
Expected dividend yield	0%	0%	0%
Expected lives	6.2 years	5.5 years	5.6 years
Expected volatility	45%	47%	48%

The following weighted average assumptions were used to estimate the fair value of ESPP shares issued during the periods presented:

	2012	2011	2010
Risk-free interest rate	0.12%	0.34%	0.43%
Expected dividend yield	2.3%	0%	0%
Expected lives	1.1 years	1.1 years	1.1 years
Expected volatility	49%	44%	60%

The risk-free interest rates used are based on the U.S. Treasury yields over the expected terms. In December 2012, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. Accordingly, the Company paid a dividend of $0.08 per outstanding common share in the fourth quarter of 2012. There were no dividends declared or paid during 2011 and 2010. The expected dividend yield used is derived using a mathematical formula which uses the expected Company annual dividend rate over the expected term divided by the fair value of the Company’s common stock at the grant date.

The expected term and forfeiture estimates for stock options and SARs are based on an analysis of actual exercise behavior. The expected term for the ESPP is the weighted average length of the purchase periods. The Company uses its historical volatility over the estimated expected term as the expected volatility.

At March 31, 2012, the Company had 8,601,332 shares of its common stock reserved for issuance under all of the above plans combined. Of those shares, 4,343,188 are subject to issuance under currently outstanding stock options, SARs and stock awards and 4,258,144 shares, including 807,656 shares available for issuance under the ESPP, are available for future grants. The weighted-average fair-value of share-based compensation awards, including stock option and SAR awards granted and vested during the period, unvested restricted stock unit awards granted during the period and the intrinsic value of stock options and SARs exercised during the period were:

(In thousands, except per share data)	2012	2011	2010
Stock-Option and SAR Awards:
Grant date fair value per share	$8.49	$6.35	$3.88
Total fair value of options and SARs granted	$1,646	$1,220	$3,412
Total fair value of options and SARs vested	$1,845	$1,322	$526
Total intrinsic value of options and SARs exercised	$1,170	$444	$—
Unvested Restricted Stock Unit Awards:
Grant date fair value per share	$18.40	$14.18	$8.46
Total fair value of awards granted	$8,985	$7,766	$4,187
Total fair value of awards vested	$5,417	$4,556	$3,374
Employee Stock Purchase Plan:
Grant date fair value per share	$3.85	$2.76	$2.17
Total grant date fair value	$977	$1,109	$773

Share-Based Payment Award Activity

Information with respect to stock option and SAR activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at April 2, 2011	3,545,471	$19.56
Granted	194,000	18.52
Exercised	(236,833)	12.95
Expired or forfeited	(316,682)	23.35

Outstanding at March 31, 2012	3,185,956	$19.61	4.03	$4,112

Vested and expected to vest at March 31, 2012	3,147,490	$19.69	3.98	$3,991

Exercisable at March 31, 2012	2,504,252	$21.57	2.99	$1,650

Information with respect to unvested restricted stock unit awards activity was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at April 2, 2011	1,142,887	$14.04
Awarded	488,239	18.40
Vested	(347,261)	15.60
Forfeited	(126,633)	14.82

Outstanding at March 31, 2012	1,157,232	$15.33	1.36	$17,370

5. Fair Value Measurements

Financial Assets Measured at Fair Value

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2012 and April 2, 2011 was as follows (in thousands):

March 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$5,244	$—	$—	$5,244
Commercial paper	—	83,645	—	83,645
Corporate Bonds	—	20,121	—	20,121
Government agencies	—	67,261	—	67,261
Forward purchase or (sale) contracts:
Japanese Yen	—	202	—	202
Taiwan Dollar	—	(5)	—	(5)
Korean Won	—	(17)	—	(17)
Euro	—	(1)	—	(1)
British Pound	—	20	—	20
Chinese Renminbi	—	(1)	—	(1)
Auction rate securities	—	—	—	—
Preferred stock	—	—	—	—

April 2, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$5,261	$—	$—	$5,261
Commercial paper	—	97,332	—	97,332
Government agencies	—	63,667	—	63,667
Forward purchase or (sale) contracts:
Japanese Yen	—	135	—	135
Taiwan Dollar	—	—	—	—
Korean Won	—	98	—	98
Euro	—	(26)	—	(26)
British Pound	—	(23)	—	(23)
Auction rate securities	—	—	5,166	5,166
Preferred stock	—	—	—	—

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at March 30, 2012 and April 1, 2011 were utilized to calculate fair values.

The Level 3 assets consisted of ARS and preferred stock acquired through the conversion of ARS. As none of the Company’s ARS traded through the auction process, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, ratings of and financial claims on the bond insurers and issuers; and (vi) the underlying trust assets of the securities.

During 2012, there were no transfers between Level 1 and Level 2 assets. As of March 31, 2012, the Company did not hold any ARS investments. During the first quarter of 2012, the Company sold all of its remaining ARS for approximately $6.0 million and all of its preferred stock for approximately $0.5 million. These ARS had a total estimated fair value of $5.2 million as of April 2, 2011, which consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. The Company recorded a gain of $2.7 million in the first quarter of 2012, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income.

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

Since that time, none of the Company’s ARS traded through the auction process and the credit quality of the counterparties deteriorated. Consequently, it was determined that the declines in fair value of these securities in 2010 and 2009 represented other-than-temporary impairments in accordance with U.S. generally accepted accounting principles. Accordingly, the Company recognized other-than-temporary impairment charges of $1.3 million in 2010. There were no other-than-temporary impairments of ARS in 2012 and 2011.

As of the beginning of 2010, in accordance with the adoption of ASC Topic 320 “Investments – Debt and Equity Securities” (ASC Topic 320), the Company recorded a cumulative-effect adjustment to increase the opening balance of retained earnings by $0.4 million, which represented the non-credit portion of the ARS loss previously recorded as an other-than-temporary impairment on the Consolidated Statements of Operations. The credit portion of the ARS loss was determined by direct estimation of the change in fair value attributable to market movements. The Company utilized market indices representing investments of constant credit quality over time and measured the index yield, which is considered attributable to non-credit related factors, at the beginning and end of the period. The effect of this change in yield on the value of the security was measured and subtracted from the total change in fair value to arrive at the estimated change in value attributable to changes in credit quality.

As of April 2, 2011, the estimated fair value of the Company’s ARS of $5.2 million included $1.4 million of total net unrealized gains. These unrealized gains were recorded in accumulated other comprehensive income. The Company’s ARS were classified as non-current assets on the Consolidated Balance Sheets at April 2, 2011.

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

The following table illustrates the activity related to credit loss on ARS from March 28, 2009 to March 31, 2012:

(In thousands)	Credit Loss
Balance at March 28, 2009	$(13,206)
Other-than-temporary impairment recognized as credit loss	(1,347)
Sales of ARS	573

Balance at April 3, 2010	(13,980)
Other-than-temporary impairment recognized as credit loss	—
Sales of ARS	3,001

Balance at April 2, 2011	(10,979)
Other-than-temporary impairment recognized as credit loss	—
Sales of ARS	10,979

Balance at March 31, 2012	$—

The following table illustrates Level 3 activity from April 3, 2010 to March 31, 2012:

(In thousands)	Auction Rate Securities	Preferred Stock	Total
Fair Value, April 3, 2010	$5,021	$—	$5,021
Adjustment to accumulated other comprehensive income (loss):
Unrealized gains	858	—	858
Sales of ARS	(713)	—	(713)

Fair Value, April 2, 2011	5,166	—	5,166
Sales of ARS	(5,967)	(483)	(6,450)
Realized gains, included in non-operating income (expense)	2,246	483	2,729
Reclassifications out of accumulated other comprehensive income	(1,445)	—	(1,445)

Fair Value, March 31, 2012	$—	$—	$—

As of March 31, 2012, the Company had $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of March 31, 2012 and April 2, 2011, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 12 “Other Assets”, the full carrying value of $9.0 million was included in Other assets on the Consolidated Balance Sheets at March 31, 2012 and April 2, 2011.

Investments

Certain information regarding the Company’s investments at March 31, 2012 and April 2, 2011 was as follows (in thousands):

		Unrealized
March 31, 2012	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$83,645	$—	$—	$83,645
Government agencies	46,293	5	—	46,298
Corporate Bonds	17,987	51	—	18,038

	$147,925	$56	$—	$147,981

Available-for-sale securities (non-current):
Government agencies	$20,989	$—	$(26)	$20,963
Corporate Bonds	2,070	13	—	2,083

	$23,059	$13	$(26)	$23,046

		Unrealized
April 2, 2011	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$97,330	$2	$—	$97,332
Government agencies	55,550	20	—	55,570

	$152,880	$22	$—	$152,902

Available-for-sale securities (non-current):
Government agencies	$8,087	$10	$—	$8,097
Auction rate securities	10,700	1,445	(6,979)	5,166
Preferred stock	4,000	—	(4,000)	—

	$22,787	$1,455	$(10,979)	$13,263

In addition to the sales of ARS, the Company sold certain available-for-sale securities for approximately $3.5 million at cost during 2012. Other than the sale of ARS discussed above, the Company had no sales of available-for-sale securities during 2011.

For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of March 31, 2012 and April 2, 2011.

Underlying maturities of investments at March 31, 2012 were $148.0 million within one year and $23.0 million between one to five years.

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

The following table presents the allocation of the purchase price of $8.1 million to the assets acquired and liabilities assumed based on their fair values (in thousands):

Inventory	$395
Prepaid expense and other current assets	20
Property, plant and equipment	84
Patents[1]	410
In-process research and development[1]	3,204
Goodwill	4,014
Accounts payable and accrued liabilities	(52)

Total purchase price, net of cash acquired	$8,075

1.	See Note 11 “Acquired Intangible Assets” for additional discussion.

The acquisition was an investment to integrate PyroPhotonics’ technology into certain of the Company’s product groups, which supported the premium paid over the fair market value of the individual assets. As a result, the Company recorded $4.0 million of goodwill. A portion of the goodwill amount is deductible for tax purposes.

As a result of the acquisition, the Company recorded $3.6 million of identifiable intangible assets including $3.2 million of in-process research and development (IPR&D) at the date of the acquisition. The IPR&D program consisted of three laser platforms with primary focus on PyroFlex-25. The PyroFlex-25 is a unique pulse-programmable fiber laser platform designed to serve a broad range of industrial applications. The PyroFlex-25 is currently in the final stages of development, aimed towards a full production release in fiscal 2013.

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

The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition.

7. Inventories

The components of inventories at March 31, 2012 and April 2, 2011 were as follows:

(In thousands)	2012	2011
Raw materials and purchased parts	$48,126	$45,650
Work-in-process	10,511	11,274
Finished goods	9,418	8,438

	$68,055	$65,362

8. Other Current Assets

Other current assets at March 31, 2012 and April 2, 2011 consisted of the following:

(In thousands)	2012	2011
Prepaid expenses	$2,687	$3,840
Value added tax receivable	1,055	2,481
Other	318	463

	$4,060	$6,784

9. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2012 and April 2, 2011 consisted of the following:

(In thousands)	Estimated Useful Lives	2012	2011
Land	n/a	$3,118	$3,110
Buildings and improvements	3 to 40 years	41,191	39,814
Machinery and equipment	3 to 10 years	57,277	57,564
Computer equipment and software	1 to 7 years	32,233	31,507

		133,819	131,995
Less accumulated depreciation		(101,716)	(92,334)

		$32,103	$39,661

Depreciation expense totaled $12.5 million, $10.3 million and $10.0 million in 2012, 2011 and 2010, respectively. In 2012, the Company recorded $1.7 million of accelerated depreciation expense for certain assets. The Company shortened the depreciable lives of these assets in the fourth quarter of 2012 largely as a result of consolidating facilities in the United States and Asia.

10. Goodwill

As of March 31, 2012 and April 2, 2011, the Company had $4.0 million in goodwill because of the PyroPhotonics acquisition in 2011. As a result of the acquisition, the Company recorded $3.6 million of identifiable intangible assets and $4.0 million of goodwill. See Note 6 “Business Acquisition” for additional discussion.

11. Acquired Intangible Assets

Acquired intangible assets as of March 31, 2012 and April 2, 2011 consisted of the following:

(In thousands, except years)	Weighted Average Useful Life (In years)	2012	2011
Developed technology	7	$8,100	$8,100
Customer relationships	6	2,700	2,700
Customer backlog	1	700	700
Trade name and trademarks	3	400	400
Fair value of below-market lease (non-current portion)	3.8	310	310
Change of control agreements	1	100	100
Patents	13.1	3,427	3,427
In-process research and development[1]	Indefinite	3,204	3,204

		18,941	18,941
Less accumulated amortization		(10,609)	(8,906)

Total non-current acquired intangible assets		8,332	10,035

Fair value of below-market lease (current portion)		110	110
Less accumulated amortization		(110)	(91)

Total acquired intangible assets		$8,332	$10,054

1.	See Note 6 “Business Acquisition” for additional discussion.

Amortization expense for acquired intangible assets has been recorded on the Consolidated Statements of Operations as follows:

(In thousands)	2012	2011	2010
Cost of sales	$1,157	$1,157	$1,155
Selling, service and administration	315	576	798
Research, development and engineering	250	231	196

	$1,722	$1,964	$2,149

The estimated amortization expense for acquired intangible assets in future years is as follows (in thousands):

Year	Amortization
2013	$1,936
2014	1,807
2015	967
2016	610
2017	606
Future years	1,796

$7,722

The above table excludes estimated amortization expense on certain in-process research and development assets as the project completion dates are not known as of March 31, 2012.

12. Other Assets

Other assets consisted of the following as of March 31, 2012 and April 2, 2011:

(In thousands)	2012	2011
Minority equity investment	$8,966	$8,966
Consignment and demo equipment, net	4,394	4,624
Other	903	929

	$14,263	$14,519

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

Net deferred tax assets at March 31, 2012 and April 2, 2011 consisted of the following:

(In thousands)	2012	2011
Deferred tax assets and liabilities:
Current
Inventory valuation and warranty costs	$5,660	$6,632
Receivables and other current assets	(257)	(246)
Payroll-related accruals	1,367	683
Accrued liabilities	1,097	2,467
Deferred revenue	3,897	3,691
Other	642	(813)

Total current deferred tax assets	12,406	12,414
Valuation allowance, current	(2,385)	(2,522)

Net current deferred tax assets	$10,021	$9,892

Non-current
Deferred compensation	$6,497	$4,795
Intangible assets and investments	(6)	3,957
Accrued liabilities	722	705
Property, plant and equipment	3,975	2,019
Other comprehensive income	(303)	(324)
Tax loss and credit carryforwards	32,408	25,209
Other	1,880	2,431

Total non-current deferred tax asset	45,173	38,792
Valuation allowance, non-current	(8,684)	(7,970)

Net non-current deferred tax assets	$36,489	$30,822

Total deferred tax assets	$57,579	$51,206
Total valuation allowance	(11,069)	(10,492)

Net deferred tax assets	$46,510	$40,714

As of March 31, 2012 the Company had approximately $32.4 million in tax assets resulting from federal, state and foreign net operating losses and tax credits. A detailed breakdown of the net operating loss carryforwards (tax-effected) and tax credits at March 31, 2012 and April 2, 2011 was as follows:

(In thousands)	2012	2011
Federal net operating losses	$1,308	$1,251
State net operating losses	3,004	3,003
Foreign operating losses and tax credits	3,099	1,860
Federal research credits	15,010	12,952
State research credits	4,630	3,740
Federal minimum tax credit	1,246	1,246
Federal capital losses	4,111	1,157

	$32,408	$25,209

The federal net operating losses expire in fiscal 2032. The state net operating losses expire on various dates through fiscal 2032. The majority of the foreign tax credits expire on various dates through fiscal 2022. The federal and most of the state research credits expire on various dates through fiscal 2032. Certain state research credits and the federal minimum tax credits are available indefinitely.

A valuation allowance of $11.1 million and $10.5 million was recorded as of March 31, 2012 and April 2, 2011, respectively. The valuation allowance increased by $0.6 million in 2012, increased by $1.0 million in

2011, and decreased by $1.7 million in 2010. The increase in the valuation allowance in 2012 was primarily due to higher foreign deferred tax assets not expected to be utilized. Future adjustments to the valuation allowance against the deferred tax assets may be recorded with changes in future forecasts of taxable income. Based upon historical and future expectations of taxable income, the Company believes that its valuation allowance on deferred tax assets is adequate and that it is more-likely-than-not that the net deferred tax assets of $46.5 million at March 31, 2012 will be realized within the applicable carryforward periods.

The components of income before income taxes and the provision for (benefit from) income taxes, all from continuing operations, were as follows:

(In thousands)	2012	2011	2010
Income (loss) before income taxes:
Domestic	$(3,298)	$(1,118)	$(20,139)
Foreign	6,785	9,442	(1,623)

Total income (loss) before income taxes	$3,487	$8,324	$(21,762)

Provision for (benefit from) income taxes:
Current:
U.S. federal and state	$2,287	$1,579	$(1,169)
Foreign	2,093	1,214	784

	4,380	2,793	(385)
Deferred:
U.S. federal and state	(5,221)	(2,024)	(9,045)
Foreign	(576)	(379)	(348)

	(5,797)	(2,403)	(9,393)

Total (benefit from) provision for income taxes	$(1,417)	$390	$(9,778)

The portion of the tax benefit derived from stock-based compensation that is allocated as common stock was $0.5 million in 2012 and $0.3 million in 2011, respectively. No tax benefits associated with share-based compensation were allocated to common stock during 2010.

A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate was as follows:

	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(7.7)	0.1	1.0
Tax credits	(72.2)	(12.1)	4.4
Domestic production and export tax incentives	—	(2.4)	—
Non-U.S. income taxed at different rates	(16.0)	(23.3)	5.9
Changes in unrecognized tax benefits	21.1	4.6	0.2
Change in valuation allowance	(9.4)	(0.4)	—
Stock compensation	5.2	2.5	(2.6)
Other, net	3.4	0.7	1.0

	(40.6)%	4.7%	44.9%

The Company currently benefits from a Pioneer Tax Incentive in Singapore. The incentive commenced on July 1, 2006 and will continue through June 30, 2016 assuming the Company is able to achieve specified future requirements.

The Company operates globally but considers its significant tax jurisdictions to include Canada, China, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States. As of March 31, 2012, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Canada	2011 and forward
China	2002 and forward
Japan	2005 and forward
Korea	2007 and forward
Singapore	2008 and forward
Taiwan	2007 and forward
United Kingdom	2008 and forward
United States	2004 and forward

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits for the years ended March 31, 2012 and April 2, 2011 was as follows:

(In thousands)	2012	2011
Beginning unrecognized tax benefits balance	$8,016	$7,540
Gross increases for tax positions of prior years	78	25
Gross increases for tax positions for current year	519	451

Ending unrecognized tax benefits balance	$8,613	$8,016

The unrecognized tax benefits, along with the related accrued interest and penalties, were presented as short-term and long-term income taxes payable on the Consolidated Balance Sheets as of March 31, 2012 and April 2, 2011. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8.6 million as of March 31, 2012 and $8.0 million at April 2, 2011. The Company recognizes accrued interest and penalties on unrecognized tax positions in the provision for income taxes. Gross accrued interest and penalties were $2.2 million and $2.3 million as of March 31, 2012 and April 2, 2011, respectively. The gross amount of interest and penalties incurred during 2012, 2011 and 2010 was $0.2 million, $0.3 million and $0.1 million respectively. The Company expects a $1.5 million decrease in unrecognized tax benefits within the next twelve months from the lapse in statutes of limitation. The Company also expects the annual increases to be consistent with prior years and does not anticipate any significant changes in unrecognized tax benefits in the next twelve months as the result of examinations.

14. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2012 and April 2, 2011:

(In thousands)	2012	2011
Payroll-related liabilities	$6,446	$13,486
Product warranty accrual	4,187	4,415
Pension benefit liabilities	2,110	1,808
Professional fees payable	2,011	1,653
Income taxes payable	1,730	1,540
Purchase order commitments and receipts	1,473	922
Restructuring costs payable	1,048	711
Customer deposits	385	5,499
Value added taxes payable	260	1,028
Legal settlement costs payable	—	1,208
Other	1,985	1,155

	$21,635	$33,425

15. Product Warranty

The following is a reconciliation of the changes in the aggregate product warranty accrual for 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Product warranty accrual, beginning	$4,415	$2,576	$2,057
Warranty charges incurred, net	(7,200)	(6,818)	(4,040)
Provision for warranty charges	6,972	8,657	4,559

Product warranty accrual, ending	$4,187	$4,415	$2,576

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

16. Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Deferred revenue, beginning	$16,039	$13,193	$11,251
Revenue deferred	48,917	37,120	27,774
Revenue recognized	(54,205)	(34,274)	(25,832)

Deferred revenue, ending	$10,751	$16,039	$13,193

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

At March 31, 2012 and April 2, 2011, the Company had net forward exchange contracts to (sell) purchase foreign currencies totaling ($1.3) million and $5.6 million, respectively. In general, these contracts mature in less than six months and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal.

The table below summarizes, by currency, the notional amounts of forward exchange contracts in U.S. dollars as of March 31, 2012 and April 2, 2011. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalents of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rates as of March 31, 2012 and April 2, 2011.

	Bought (Sold)
(In thousands)	2012	2011
Japanese Yen	$6,893	$11,360
Euro	192	1,825
Taiwan Dollar	(600)	—
Korean Won	(1,438)	(4,565)
British Pound	(2,771)	(3,064)
Chinese Renminbi	(3,562)	—

	$(1,286)	$5,556

18. Commitments and Contingencies

The aggregate minimum commitment obligation under operating leases beyond March 31, 2012 was as follows (in thousands):

Year	Operating Leases
2013	$2,394
2014	952
2015	87
2016	7
2017	—
Thereafter	—

$3,440

The Company leases certain equipment, automobiles, manufacturing and office space under operating leases, which are non-cancelable and expire on various dates through fiscal 2016. Rental expense for all operating leases was $2.3 million, $2.3 million and $1.9 million in 2012, 2011 and 2010, respectively.

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

19. Earnings (Loss) Per Share

The following was a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for 2012, 2011 and 2010:

(In thousands, except per share data)	2012	2011	2010
Net income (loss)	$4,904	$7,934	$(11,984)

Weighted average shares used for basic earnings per share	28,749	28,045	27,449
Incremental diluted shares	712	563	—

Weighted average shares used for diluted earnings per share	29,461	28,608	27,449

Net income (loss) per share:
Net income (loss)—basic	$0.17	$0.28	$(0.44)

Net income (loss)—diluted	$0.17	$0.28	$(0.44)

Awards of options, stock appreciation rights (SARs) and unvested restricted stock units (RSUs) representing an additional 2.7 million, 2.9 million and 4.5 million shares of stock for 2012, 2011 and 2010, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

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

The Company did not repurchase any shares under this program during 2012 and 2011. Through March 31, 2012, a total of 372,825 shares had been repurchased for $5.3 million under this authorization at an average price of $14.16 per share, calculated inclusive of commissions and fees. Any cash used to settle repurchase transactions is reflected as a component of cash used in financing activities on the Consolidated Statements of Cash Flows.

On December 9, 2011, the Board of Directors terminated the prior repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares under this program in 2012. There is no fixed completion date for the repurchase program.

Dividends

On December 9, 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the dividend declared and paid by the Company during 2012:

Date Declared	Record Date	Payable Date	Amount per Share
December 9, 2011	January 27, 2012	February 17, 2012	$ 0.08

During the fourth quarter of 2012, the Company paid the dividend at the rate of $0.08 per outstanding common share for a total amount of $2.3 million. Subsequent to the year ended March 31, 2012, the Board of Directors declared an $0.08 per outstanding common share cash dividend on May 10, 2012. The estimated amount to be paid as a result of the May 10, 2012 declaration is $2.3 million.

ESI currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration, timing and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on ESI’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of ESI’s shareholders.

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

On June 3, 2011 the Court orally announced its judgment, finding that the Capacitor Tester, as well as All Ring’s RK-T2000 and RK-L50 systems, had infringed the 207469 patent, ordering All Ring to pay the Company approximately $24 million in damages, plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling the infringing systems. The written judgment was issued on June 13, 2011. On June 16, 2011, All Ring posted a cash bond for approximately $24.0 million to prevent the provisional execution of the judgment. All Ring appealed this judgment to the Intellectual Property Court on June 28, 2011 and on October 31, 2011, the Company filed its response to All Ring’s appeal. The Company and All Ring have each filed additional briefs with the Intellectual Property Court. The Intellectual Property Court is expected to hold its final hearing in this matter in October 2012.

As a part of these proceedings, the Company established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance of $22.3 million was included in Restricted cash on the Consolidated Balance Sheets at March 31, 2012 as a current asset.

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

23. Product and Geographic Information

Net sales by product type were as follows:

(In thousands)	2012	2011	2010
Interconnect & Microfabrication Group (IMG)	$166,477	$123,888	$88,671
Semiconductor Group (SG)	58,776	78,739	28,525
Components Group (CG)	28,976	54,184	31,697

	$254,229	$256,811	$148,893

Net sales by geographic area, based on the location of the end user, were as follows:

(In thousands)	2012	2011	2010
Asia	$224,100	$229,420	$124,078
Americas	19,448	15,647	14,189
Europe	10,681	11,744	10,626

	$254,229	$256,811	$148,893

Long-lived assets, exclusive of investments, ARS and deferred tax assets, by geographic area were as follows:

(In thousands)	2012	2011
Americas	$52,789	$62,955
Asia	5,838	5,165
Europe	85	109

	$58,712	$68,229

24. Restructuring and Cost Management Plans

During 2011, as part of the Company’s globalization strategy, the Company initiated restructuring plans to reduce its worldwide cost structure through transition of certain procurement and manufacturing activities to Asia. In 2012, the Company continued its globalization effort and it additionally identified and initiated other cost reduction actions. The estimated completion date for these actions is September 30, 2012.

As a result of these actions, the Company recognized $3.8 million and $0.8 million of restructuring costs in 2012 and 2011, respectively. The corresponding liability was included in Accrued liabilities on the Consolidated Balance Sheets. The restructuring costs of $3.8 million incurred in 2012 were comprised primarily of $1.9 million of employee severance and related benefits and $1.7 million of accelerated depreciation for certain assets. The Company shortened the depreciable lives of these assets in the fourth quarter of 2012 largely as a result of consolidating facilities in the United States and Asia. The restructuring costs of $0.8 million recognized in 2011 consisted primarily of employee severance and related benefits. At March 31, 2012 and April 2, 2011, the amount of unpaid restructuring costs included in accrued liabilities was $1.0 million and $0.7 million, respectively.

The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring costs payable as of April 3, 2010	$—
Employee severance and related benefits:
Costs incurred and other adjustments	774
Cash payments	(104)

Restructuring costs payable balance as of April 2, 2011[1]	670
Employee severance and related benefits:
Costs incurred and other adjustments	1,949
Cash payments	(1,571)

Restructuring costs payable balance as of March 31, 2012	$1,048

1.	Includes only the globalization strategy related restructuring costs payable balance as of April 2, 2011.

Additionally, in 2012, the Company recorded $2.0 million of charges in cost of sales for an inventory write-off associated with discontinued products.

25. Quarterly Financial Information (Unaudited)

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended March 31, 2012
Net sales	$77,046	$81,884	$49,807	$45,492
Gross profit[1]	33,760	35,941	21,161	16,829
Net operating expenses[2,3,4]	28,280	25,626	25,285	27,305
Provision for (benefit from) income taxes	2,159	1,372	(2,196)	(2,752)
Net income (loss)[5]	5,913	8,537	(1,881)	(7,665)
Basic net income (loss) per share	0.21	0.30	(0.07)	(0.26)
Diluted net income (loss) per share	0.20	0.29	(0.07)	(0.26)
Dividends per outstanding common share
Declared	$—	$—	$0.08	$—
Paid	$—	$—	$—	$0.08

Year ended April 2, 2011
Net sales	$58,471	$59,554	$67,209	$71,577
Gross profit	21,473	26,001	30,027	31,448
Net operating expenses[6]	23,056	25,263	27,520	25,682
(Benefit from) provision for income taxes	(1,726)	1,536	117	463
Net income (loss)[7]	201	(611)	2,351	5,993
Basic net income (loss) per share	0.01	(0.02)	0.08	0.21
Diluted net income (loss) per share	0.01	(0.02)	0.08	0.21

The sum of the quarterly data presented in the table above for fiscal 2012 and 2011 may not equal annual results due to rounding.

1.	In the fourth quarter of 2012, gross profit included $2.0 million of charges for an inventory write-off.

2.	In the fourth quarter of 2012, net operating expenses included $2.9 million in restructuring costs and $1.0 million in loss of disposal of assets.

3.	In the third quarter of 2012, net operating expenses included $0.9 million in restructuring costs.

4.	In the first quarter of 2012, net operating expenses included $0.6 million in legal settlement costs.

5.	In the first quarter of 2012, net income included a gain of $2.7 million related to a sale of previously impaired auction rate securities.

6.	In the third quarter of 2011, net operating expenses included $1.4 million in legal settlement costs and $0.8 million in restructuring costs.

7.	In the fourth quarter of 2011, net income included a gain of $0.7 million related to a sale of previously impaired auction rate securities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Electro Scientific Industries, Inc.:

We have audited Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electro Scientific Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Electro Scientific Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 31, 2012 and April 2, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012, and our report dated June 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

June 12, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information about the Company’s audit committee, is included under the headings “Proposal 1: Election of Directors,” “Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Independence” in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3.1		Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2010.

3.2		2009 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 19, 2009 (the “May 19 8-K”).

4.1		Rights Agreement, dated as of May 18, 2009, between Electro Scientific Industries, Inc. and Mellon Investor Services. Incorporated by reference to Exhibit 4.1 of the May 19 8-K.

10.1	*	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

10.2	*	2000 Stock Option Incentive Plan. Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

10.3	*	Employment Agreement between the Company and Nicholas C. Konidaris, dated January 7, 2004. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2004.

10.4	*	Amendment No. 1 to Employment Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2005 (the “January 31 8-K”).

10.5	*	Amendment to Employment Agreement, dated November 12, 2008, between the Company and Nicholas Konidaris. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2008.

10.6	*	Amendment No. 3 to Employment Agreement, dated September 30, 2009, between Electro Scientific Industries, Inc. and Nicholas Konidaris. Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on October 2, 2009.

10.7*	Amendment No. 4 to Employment Agreement, dated as of August 11, 2011, between the Company and Nicholas Konidaris. Incorporated by reference to Exhibit 10 of the Company’s current Report on Form 8-K filed on August 12, 2011.

10.8*	Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.2 of the January 31 8-K.

10.9*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.3 of the January 31 8-K.

10.10*	Form of Amendment No. 1 to Stock Option Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.4 of the January 31 8-K.

10.11*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of January 25, 2005. Incorporated by reference to Exhibit 10.6 of the January 31 8-K.

10.12*	2004 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 22, 2011 (the “2011 10-K”).

10.13*	Deferred Compensation Plan 2008 Restatement. Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008 (the “2008 10-K”).

10.14*	Amendment No. 1 to Deferred Compensation Plan 2008 Restatement. Incorporated by reference to Exhibit 10.31 of the 2008 10-K.

10.15*	Amendment No. 2 to Deferred Compensation Plan 2008 Restatement, dated February 16, 2012.

10.16*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Incentive Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 21, 2004 (the “October 21 8-K”).

10.17*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.4 of the October 21 8-K.

10.18*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (non-directors) (for awards made on July 20, 2005). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 26, 2005 (the “July 26 8-K”).

10.19*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (directors) (for awards made on July 20, 2005). Incorporated by reference to Exhibit 10.3 of the
July 26 8-K.

10.20*	Form of Performance Based Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.5 of the January 31 8-K.

10.21*	Form of Restricted Stock Units Award Agreement (for awards made prior to July 19, 2006). Incorporated by reference to Exhibit 10.7 of the January 31 8-K.

10.22*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Non-Directors) (for awards made on May 24, 2006). Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2006 (the “May 30 8-K”).

10.23*	Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Directors) (for awards made in May 2006). Incorporated by reference to Exhibit 10.2 of the May 30 8-K.

10.24	*	Form of Restricted Stock Unit Agreement between the Company and Nicholas Konidaris, dated as of October 4, 2006. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on
Form 8-K filed October 11, 2006.

10.25	*	Form of Change in Control Agreement between the Company and each of Robert DeBakker and Paul Oldham. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2006.

10.26	*	Form of Restricted Stock Unit Agreement (for awards made on or after July 19, 2006 and prior to February 2008). Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on
Form 8-K filed July 25, 2006 (the “July 25 8-K”).

10.27	*	Form of Restricted Stock Unit Agreement for directors. Incorporated by reference to Exhibit 10.4 of the July 25 8-K.

10.28	*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (for awards made after February 2008). Incorporated by reference to Exhibit 10.27 of the 2008 10-K.

10.29	*	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement (for July 2006 awards). Incorporated by reference to Exhibit 10.28 of the 2008 10-K.

10.30	*	Form of Restricted Stock Unit Agreement (for awards made after February 2008 and prior to May 2010). Incorporated by reference to Exhibit 10.29 of the 2008 10-K.

10.31	*	Form of Performance-Based Restricted Stock Unit Agreement (for awards made on or after July 2007 and prior to May 2010). Incorporated by reference to Exhibit 10.30 of the 2008 10-K.

10.32	*	Form of Stock Appreciation Rights Agreement (for awards made prior to May 2010). Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2009.

10.33	*	Form of Indemnification Agreement for directors and certain officers. Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.34	*	Form of Performance-Based Restricted Stock Units Award Agreement (for awards made on May 13, 2010). Incorporated by reference to Exhibit 10.32 of the 2011 10-K.

10.35	*	Form of Restricted Stock Units Award Agreement (for awards made on May 13, 2010). Incorporated by reference to Exhibit 10.33 of the 2011 10-K.

10.36	*	Form of Stock Appreciation Rights Agreement (for awards made on May 13, 2010). Incorporated by reference to Exhibit 10.34 of the 2011 10-K.

10.37	*	Form of Performance-Based Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of May 13, 2010. Incorporated by reference to Exhibit 10.35 of the 2011 10-K.

10.38	*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of May 13, 2010. Incorporated by reference to Exhibit 10.36 of the 2011 10-K.

10.39	*	Form of Stock Appreciation Rights Agreement between the Company and Nicholas Konidaris, dated as of May 13, 2010. Incorporated by reference to Exhibit 10.37 of the 2011 10-K.

10.40	*	Form of Restricted Stock Units Award Agreement (for awards made on May 12, 2011).

10.41	*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of May 12, 2011.

10.42	*	Form of Stock Appreciation Rights Agreement between the Company and Nicholas Konidaris, dated as of May 12, 2011.

10.43	Voting Agreement, dated as of December 8, 2008, among Electro Scientific Industries, Inc. and The D3 Family Fund, L.P., The D3 Family Bulldog Fund, L.P., The D3 Family Canadian Fund, L.P., The DIII Offshore Fund, L.P., Nierenberg Investment Management Company, Inc., Nierenberg Investment Management Offshore, Inc. and David Nierenberg. Incorporated by reference to Exhibit 10 of the Company’s Current Report on form 8-K filed December 9, 2008.

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney for Frederick Ball

24.2	Power of Attorney for Richard J. Faubert

24.3	Power of Attorney for Edward C. Grady

24.4	Power of Attorney for Barry L. Harmon

24.7	Power of Attorney for David Nierenberg

24.8	Power of Attorney for Jon D. Tompkins

24.9	Power of Attorney for Robert R. Walker

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2012	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By:	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 12, 2012.

Signature	Title

/S/ NICHOLAS KONIDARIS Nicholas Konidaris	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PAUL OLDHAM Paul Oldham	Vice President of Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/S/ KERRY MUSTOE Kerry Mustoe	Vice President, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)

*FREDERICK A. BALL Frederick Ball	Director

*RICHARD J. FAUBERT Richard J. Faubert	Director

*EDWARD C. GRADY Edward C. Grady	Director

*BARRY L. HARMON Barry L. Harmon	Director

*DAVID NIERENBERG David Nierenberg	Director

*JON D. TOMPKINS Jon D. Tompkins	Chairman of the Board

*ROBERT R. WALKER Robert R. Walker	Director

* By:	/s/ PAUL OLDHAM
Paul Oldham, Attorney-in-fact