Form 10-Q
period 2012-06-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2012-08-08
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock at August 1, 2012 was 29,311,118 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Jun 30, 2012	Mar 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$84,316	$69,780
Restricted cash	22,269	22,269
Short-term investments	100,601	106,674
Trade receivables, net of allowances of $605 and $390	28,110	32,744
Inventories	70,492	68,055
Shipped systems pending acceptance	357	1,360
Deferred income taxes, net	9,950	10,021
Other current assets	4,480	4,060

Total current assets	320,575	314,963
Non-current investments	12,994	23,046
Property, plant and equipment, net of accumulated depreciation of $102,806 and $101,716	31,030	32,103
Non-current deferred income taxes, net	38,141	36,489
Goodwill	8,150	4,014
Acquired intangible assets, net of accumulated amortization of $11,080 and $10,609	13,526	8,332
Other assets	14,993	14,263

Total assets	$439,409	$433,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,466	$13,045
Accrued liabilities	22,838	21,635
Deferred revenue	10,676	10,751

Total current liabilities	51,980	45,431
Non-current income taxes payable	9,414	9,109
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 29,263 and 28,970 issued and outstanding	170,557	168,143
Retained earnings	206,746	210,021
Accumulated other comprehensive income	712	506

Total shareholders’ equity	378,015	378,670

Total liabilities and shareholders’ equity	$439,409	$433,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	Jun 30, 2012	Jul 2, 2011
Net sales	$58,969	$77,046
Cost of sales	35,316	43,286

Gross profit	23,653	33,760
Operating expenses:
Selling, service and administration	15,663	16,496
Research, development and engineering	9,534	11,234
Legal settlement costs	—	550

Net operating expenses	25,197	28,280

Operating (loss) income	(1,544)	5,480
Non-operating (expense) income:
Gain on sale of previously impaired auction rate securities	—	2,729
Interest and other (expense) income, net	(150)	(137)

Total non-operating (expense) income	(150)	2,592
(Loss) income before income taxes	(1,694)	8,072
(Benefit from) provision for income taxes	(750)	2,159

Net (loss) income	(944)	5,913

Net (loss) income per share – basic	$(0.03)	$0.21

Net (loss) income per share – diluted	$(0.03)	$0.20

Weighted average number of shares – basic	29,116	28,471

Weighted average number of shares – diluted	29,116	29,262

Cash dividends paid per common share	$0.08	$—

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Fiscal quarter ended
(In thousands)	Jun 30, 2012	Jul 2, 2011
Net (loss) income	$(944)	$5,913
Other comprehensive income (loss):
Foreign currency translation adjustment (net of taxes of ($112) and ($203))	202	425
Reclassification of unrealized gains on auction rate securities	—	(1,445)
Accumulated other comprehensive income related to benefit plan obligation (net of taxes of ($1) and ($1))	3	2
Net unrealized gain (loss) on current available-for-sale securities (net of taxes of ($1) and ($5))	2	(3)

Comprehensive (loss) income	$(737)	$4,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Fiscal quarter ended
(In thousands)	Jun 30, 2012	Jul 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(944)	$5,913
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	2,288	2,660
Amortization of acquired intangible assets	470	468
Share-based compensation expense	2,977	4,768
Provision for doubtful accounts	—	50
Gain on sale of previously impaired auction rate securities	—	(2,729)
Loss on disposal of property, plant and equipment	—	2
Deferred income taxes	(1,669)	1,213
Changes in operating accounts:
Decrease (increase) in trade receivables, net	4,915	(16,391)
(Increase) decrease in inventories	(1,902)	(4,357)
Decrease (increase) in shipped systems pending acceptance	1,003	(1,157)
Decrease in other current assets	456	477
Increase (decrease) in accounts payable and accrued liabilities	3,943	(7,624)
(Decrease) increase in deferred revenue	(185)	5,839

Net cash provided by (used in) operating activities	11,352	(10,868)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(313,897)	(240,458)
Proceeds from sales and maturities of investments	330,312	229,244
Cash paid for acquisition of Eolite Systems, net of cash acquired	(9,466)	—
Purchase of property, plant and equipment	(995)	(1,910)
Increase in restricted cash	—	(11,500)
Proceeds from sale of auction rate securities	—	6,450
Decrease (increase) in other assets	172	(129)

Net cash provided by (used in) investing activities	6,126	(18,303)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(2,331)	—
Stock plan activity, net	(618)	(51)
Excess tax benefit of share-based compensation	54	446

Net cash (used in) provided by financing activities	(2,895)	395
Effect of exchange rate changes on cash	(47)	695

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,536	(28,081)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,780	116,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,316	$88,331

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(306)	$(1,580)
Income tax refunds received	$131	$89

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements are to be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2012. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.

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

There have been no significant changes to the Company’s significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2012. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2011-05 “Comprehensive Income: Presentation of Comprehensive Income” (ASC ASU 2011-05). ASC ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, however, it does not change the items that must be reported in other comprehensive income. ASC ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASC ASU 2011-12). ASC ASU 2011-12 defers the effective date pertaining to the requirement in ASC ASU 2011-05 regarding the reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The adoption of ASC ASU 2011-05, as amended by ASC ASU 2011-12, in the first quarter of 2013 did not have a material effect on the Company’s financial position, results of operations and cash flows.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASC ASU 2012-02). ASC ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before performing the quantitative impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity is not required to perform further impairment test and assessment. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company plans to early adopt ASC ASU 2012-02 in 2013, and does not expect that this adoption will have a material effect on its financial position, results of operations and cash flows.

3. Restricted Cash

As of June 30, 2012, the Company had restricted cash of $22.3 million, which collateralizes commercial letters of credit substituted for the cash bond previously held by the Kaohsiung District Court of Taiwan. The total restricted cash balance of $22.3 million was included in Restricted cash on the Condensed Consolidated Balance Sheets at June 30, 2012 as a current asset. See Note 15 “Legal Proceedings” below for further discussion.

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

Stock-settled stock appreciation rights (SARs) grant the right to receive shares of the Company’s stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The Company uses the Black-Scholes model to estimate the fair value of SARs. Similar to options, SARs are recorded at the fair value of the award at grant date and the expense is recognized on a straight-line basis over the requisite service period of the award. The Company did not grant any SARs or stock options during the first quarter of 2013. The Company granted SARs during the first quarter of 2012, but did not grant any stock options in that period.

Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Jun 30, 2012	Jul 2, 2011
Cost of sales	$216	$296
Selling, service and administration	2,261	3,938
Research, development and engineering	500	546

Total share-based compensation expense	$2,977	$4,780

As of June 30, 2012, no share-based compensation expenses were capitalized. The Company had $10.3 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted-average period of 1.8 years.

Share-based compensation expense decreased by $1.8 million resulting primarily from a decrease in estimated attainment of performance based grants, the prior year accelerated expense associated with the Chief Executive Officer’s retirement eligibility date and a lower grant date fair value associated with new awards granted in the first quarter of 2013.

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2012 and March 31, 2012 was as follows (in thousands):

June 30, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$5,268	$—	$—	$5,268
Government agencies	—	75,159	—	75,159
Commercial paper	—	60,589	—	60,589
Corporate Bonds	—	19,857	—	19,857
Municipal bonds	—	5,141	—	5,141
Forward purchase or (sale) contracts:
Japanese Yen	—	45	—	45
Taiwan Dollar	—	(1)	—	(1)
Korean Won	—	(102)	—	(102)
Euro	—	(14)	—	(14)
British Pound	—	69	—	69
Chinese Renminbi	—	(36)	—	(36)

March 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$5,244	$—	$—	$5,244
Commercial paper	—	83,645	—	83,645
Government agencies	—	67,261	—	67,261
Corporate Bonds	—	20,121	—	20,121
Forward purchase or (sale) contracts:
Japanese Yen	—	202	—	202
Taiwan Dollar	—	(5)	—	(5)
Korean Won	—	(17)	—	(17)
Euro	—	(1)	—	(1)
British Pound	—	20	—	20
Chinese Renminbi	—	(1)	—	(1)

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at June 29, 2012 and March 30, 2012 were utilized to calculate unrealized gain/loss.

During the first quarter of 2013, there were no transfers between level 1 and level 2 assets. As of June 30, 2012, the Company did not hold any auction rate securities (ARS) investments. In the first quarter of 2012, the Company sold all of its remaining ARS for approximately $6.0 million and all of its related preferred stock for approximately $0.5 million. These ARS had a total estimated fair value of $5.2 million as of April 2, 2011, which consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. The Company recorded a gain of $2.7 million in the first quarter of 2012, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income.

As of June 30, 2012, the Company had $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of June 30, 2012 and March 31, 2012, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 8 “Other Assets”, the full carrying value of $9.0 million was included in Other assets on the Consolidated Balance Sheets at June 30, 2012 and March 31, 2012.

Investments

Certain information regarding the Company’s investments at June 30, 2012, and March 31, 2012 was as follows (in thousands):

June 30, 2012		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$62,167	$—	$(2)	$62,165
Commercial paper	60,589	—	—	60,589
Corporate Bonds	19,812	45	—	19,857
Municipal bonds	5,141	—	—	5,141

	$147,709	$45	$(2)	$147,752

Available-for-sale securities (non-current):
Government agencies	$12,991	$3	$—	$12,994

	$12,991	$3	$—	$12,994

March 31, 2012		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$83,645	$—	$—	$83,645
Government agencies	46,293	5	—	46,298
Corporate Bonds	17,987	51	—	18,038

	$147,925	$56	$—	$147,981

Available-for-sale securities (non-current):
Government agencies	$20,989	$—	$(26)	$20,963
Corporate Bonds	2,070	13	—	2,083

	$23,059	$13	$(26)	$23,046

For purposes of determining gross realized gains and losses, and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of June 30, 2012 and March 31, 2012.

Underlying maturities of investments at June 30, 2012 were $147.8 million within one year and $13.0 million between one to five years.

6. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Jun 30, 2012	Mar 31, 2012
Raw materials and purchased parts	$50,345	$48,126
Work-in-process	10,989	10,511
Finished goods	9,158	9,418

	$70,492	$68,055

7. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Jun 30, 2012	Mar 31, 2012
Prepaid expenses	$2,407	$2,687
Value added tax receivable	1,142	1,055
Other	931	318

	$4,480	$4,060

8. Other Assets

Other assets consisted of the following:

(In thousands)	Jun 30, 2012	Mar 31, 2012
Minority equity investment	$8,966	$8,966
Consignment and demo equipment, net	5,081	4,394
Other	946	903

	$14,993	$14,263

9. Business Acquisitions

On June 14, 2012, the Company acquired Eolite Systems, a designer and manufacturer of unique fiber lasers, for approximately $9.7 million in cash for all of their outstanding shares. The Company also incurred approximately $0.8 million in acquisition and integration related costs, which is included in Selling, service and administration expenses in the Condensed Consolidated Statements of Operations. Allocation of the purchase price to goodwill and identifiable assets is subject to the final determination of purchase price and valuation of the assets acquired and liabilities assumed. The Company preliminarily recorded approximately $5.5 million of identifiable intangible assets, $4.1 million of goodwill, $3.0 million of tangible assets, which included $0.5 million in cash and short-term investments, and assumed debt and other liabilities totaling approximately $2.9 million. The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Eolite Systems as it was not material to the Company’s overall financial position.

10. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Jun 30, 2012	Mar 31, 2012
Payroll-related liabilities	$5,560	$6,446
Product warranty accrual	4,545	4,187
Income taxes payable	2,289	1,730
Pension benefit liabilities	1,986	2,110
Assumed Eolite loans payable	1,823	—
Professional fees payable	1,508	2,011
Purchase order commitments and receipts	1,428	1,473
Freight accrual	1,317	1,119
Customer deposits	679	385
Restructuring costs payable	331	1,048
Value added taxes payable	287	260
Other	1,085	866

	$22,838	$21,635

As a result of the Eolite Systems acquisition, the Company assumed $1.8 million of loans payable recorded at fair value, which will be repaid during the second quarter of 2013.

11. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended
(In thousands)	Jun 30, 2012	Jul 2, 2011
Product warranty accrual, beginning	$4,187	$4,415
Warranty charges incurred, net	(2,044)	(2,151)
Provision for warranty charges	2,402	2,444

Product warranty accrual, ending	$4,545	$4,708

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

12. Deferred Revenue

Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company’s factory and title transfer which frequently occurs at the time of delivery to a common carrier. Revenue is deferred whenever title transfer is pending and/or acceptance criteria have not yet been fulfilled. Deferred revenue occurrences include sales to Japanese customers, shipments of substantially new products and shipments with custom specifications and acceptance criteria. In sales involving multiple element arrangements, the relative selling price of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended
(In thousands)	Jun 30, 2012	Jul 2, 2011
Deferred revenue, beginning	$10,751	$16,039
Revenue deferred	18,315	21,913
Revenue recognized	(18,390)	(15,988)

Deferred revenue, ending	$10,676	$21,964

13. Earnings Per Share

The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended
(In thousands, except per share data)	Jun 30, 2012	Jul 2, 2011
Net (loss) income	$(944)	$5,913

Weighted average shares used for basic earnings per share	29,116	28,471
Incremental diluted shares	—	791

Weighted average shares used for diluted earnings per share	29,116	29,262

Net (loss) income per share:
Net (loss) income – basic	$(0.03)	$0.21

Net (loss) income – diluted	$(0.03)	$0.20

Awards of options, stock-settled stock appreciation rights (SARs) and unvested restricted stock units (RSUs) representing an additional 3.9 million and 2.5 million shares for the first quarters of 2013 and 2012, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

14. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended
(In thousands)	Jun 30, 2012	Jul 2, 2011
Interconnect & Microfabrication Group (IMG)	$47,698	$48,212
Semiconductor Group (SG)	3,566	18,025
Components Group (CG)	7,705	10,809

	$58,969	$77,046

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	Jun 30, 2012	Jul 2, 2011
Asia	$52,454	$68,933
Americas	4,174	5,742
Europe	2,341	2,371

	$58,969	$77,046

15. Legal Proceedings

All Ring Patent Infringement Prosecution

The Company’s proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement are ongoing. As a part of these proceedings, the Company established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of June 30, 2012.

In June 2011, the Kaohsiung District Court of Taiwan orally announced its judgment, finding that the Capacitor Tester Model RK-T6600, as well as All Ring’s RK-T2000 and RK-L50 systems, had infringed the 207469 patent, ordering All Ring to pay the Company approximately $24.0 million in damages, plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the 207469 patent. On June 16, 2011, All Ring posted a cash bond for approximately $24.0 million to prevent the provisional execution of the judgment. All Ring appealed this judgment to the Intellectual Property Court on June 28, 2011 and on October 31, 2011, the Company filed its response to All Ring’s appeal. All Ring and the Company have each filed additional briefs with the Intellectual Property Court. See the Company’s Form 10-K for the year ended March 31, 2012 for further background and additional information related to these proceedings.

In the ordinary course of business, the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

16. Restructuring and Cost Management Plans

In 2012, the Company continued its efforts to reduce its worldwide cost structure through transition of certain procurement and manufacturing activities to Asia and additionally identified and initiated other cost reduction actions. The estimated completion date for these actions is September 30, 2012. See the Company’s Form 10-K for the year ended March 31, 2012 for additional information related to restructuring and cost management plans.

In the first quarter of 2013, no additional restructuring costs were incurred. At June 30, 2012 and March 31, 2012, the amount of unpaid restructuring costs included in accrued liabilities was $0.3 million and $1.0 million, respectively.

The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring costs payable balance as of March 31, 2012	$1,048
Employee severance and related benefits:
Costs incurred and other adjustments	(70)
Cash payments	(647)

Restructuring costs payable balance as of June 30, 2012	$331

17. Shareholders’ Equity

Share Repurchase Program

On May 15, 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. On December 9, 2011, the Board of Directors terminated the 2008 repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares under this program in either the first quarter of 2013 or in 2012. There is no fixed completion date for the repurchase program. See the Company’s Form 10-K for the year ended March 31, 2012 for additional information related to these share repurchase programs.

Dividends

On December 9, 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the dividends declared and paid by the Company during the first quarter of 2013 and the fourth quarter of 2012:

Date Declared	Record Date	Payment Date	Amount per Share
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
December 9, 2011	January 27, 2012	February 17, 2012	$0.08

During the first quarter of 2013, the Company paid the dividend at the rate of $0.08 per outstanding common share for a total amount of $2.3 million.

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

Summary of Sequential Quarterly Results

The first quarter of 2013, ended June 30, 2012, reflected sequential improvement in our financial results despite continued challenges in some of our markets. Strong demand for our advanced microfabrication products contributed to sequential orders growth. Total order volume for the first quarter of 2013 was $74.1 million, compared to $70.3 million for the fourth quarter of 2012, which ended March 31, 2012. The sequential increase in orders was driven by orders for microfabrication and MLCC products. Demand remained weak in our DRAM and LED business.

Orders for our Interconnect & Microfabrication Group (IMG) products decreased modestly compared to the prior quarter, primarily driven by lower flex interconnect orders. Flex interconnect orders declined after a record quarter in March 2012 as customers absorbed significant capacity ordered in the last two quarters. The flex interconnect business continues to have robust customer activity, primarily a result of increasing use of flexible circuitry and market growth of mobile electronics, particularly in smart phones and tablet devices.

Orders for our Semiconductor Group (SG) products remained low in the first quarter with virtually no demand from the dynamic random access memory (DRAM) market. Our LED wafer scribing products saw a slight increase in demand, although the market remains in an over-supply condition.

Orders for our Components Group (CG) products more than doubled compared to the prior quarter. The increase was primarily driven by demand for our new 3510 MLCC MicroChip tester which addresses the new smallest size capacitors, used in smart phones and tablets.

Net sales of $59.0 million for the first quarter of 2013 increased $13.5 million from $45.5 million for the prior quarter. The increase in net sales was driven primarily by our IMG products, which increased $16.0 million as a result of higher sequential shipments of our flex interconnect systems ordered last quarter. SG product sales decreased $4.6 million due to slowing demand from our memory repair customers. CG sales increased $2.1 million driven by demand from our MLCC customers.

Gross margin improved to 40.1% on net sales of $59.0 million for the first quarter of 2013 compared to 37.0% on net sales of $45.5 million for the prior quarter. Gross margin rates improved due to the benefit of higher production volumes and lower inventory write-offs, partially offset by the mix impact of quantity pricing on high volume orders.

Net operating expenses of $25.2 million in the first quarter of 2013 decreased $2.1 million compared to $27.3 million in the prior quarter. This decrease was primarily due to $2.9 million in restructuring costs and $1.0 million in loss on disposal of assets incurred in the fourth quarter of 2012 that did not repeat in the first quarter of 2013. Additionally, research, development and engineering (RD&E) expenses decreased by $0.7 million compared to the prior quarter. These decreases were partially offset by an increase of $2.4 million in selling, service and administration (SS&A) expenses. The restructuring costs and the loss on disposal of assets in the fourth quarter of 2012 were primarily a result of implementing our globalization strategy and other cost control measures. The decrease in RD&E expenses during the first quarter of 2013 was primarily due to lower project materials and new product development costs. SS&A expenses increased primarily due to share-based compensation expense as well as acquisition and integration costs for Eolite Systems. Share-based compensation expense increased primarily due to accelerated expense associated with Chief Executive Officer’s retirement eligibility date and immediate vesting of the annual board of director share grants.

Operating loss was $1.5 million in the first quarter of 2013, a decrease of $8.9 million compared to an operating loss of $10.5 million in the prior quarter. The decrease was primarily due to higher net sales and lower operating expenses discussed above.

The effective tax rate was 44.3% for the first quarter of 2013, resulting from an income tax benefit of $0.8 million, compared to an effective rate of 26.4% for the prior quarter that resulted from an income tax benefit of $2.8 million. The primary factor impacting the effective tax rate for first quarter of 2013 was the level of net loss for the quarter and the proportion of foreign earnings relative to pretax income or loss.

Net loss for the first quarter of 2013 was $0.9 million compared to net loss of $7.7 million in the prior quarter due to the impact of the items discussed above.

Quarter Ended June 30, 2012 Compared to Quarter Ended July 2, 2011

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Jun 30, 2012	Jul 2, 2011
Net sales	100%	100.0%
Cost of sales	59.9	56.2

Gross margin	40.1	43.8
Selling, service and administration	26.5	21.4
Research, development and engineering	16.2	14.6
Legal settlement costs	—	0.7

Operating (loss) income	(2.6)	7.1
Gain on sale of previously impaired auction rate securities	—	3.5
Interest and other expense, net	(0.3)	(0.1)

(Loss) income before income taxes	(2.9)	10.5
(Benefit from) provision for income taxes	(1.3)	2.8

Net (loss) income	(1.6)%	7.7%

Net Sales

Net sales were $59.0 million for the first quarter of 2013, a decrease of $18.1 million or 23% compared to net sales of $77.0 million for the first quarter of 2012. Revenue decreased primarily due to lower demand for SG products, specifically in the memory repair and LED scribing markets. We also experienced lower demand for our CG products.

The following table presents net sales information by product group:

	Fiscal quarter ended
(In thousands, except percentages)	Jun 30, 2012		Jul 2, 2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$47,698	80.9%	$48,212	62.6%
Semiconductor Group (SG)	3,566	6.0	18,025	23.4
Components Group (CG)	7,705	13.1	10,809	14.0

	$58,969	100.0%	$77,046	100.0%

IMG sales in the first quarter of 2013 decreased slightly by $0.5 million or 1% compared to the first quarter of 2012. The decrease was driven by lower revenue from our advanced microfabrication customers, which was particularly strong in the first quarter of 2012 due to a large follow-on order received that quarter. The decrease in microfabrication was mostly offset by increased sales in the flex-circuit market driven by strong demand for smart phones and tablets which utilize an increased amount of flex circuitry in their designs.

SG sales in the first quarter of 2013 decreased $14.5 million or 80% compared to the first quarter of 2012. The decrease in sales was driven by a lack of demand for memory repair and lower orders for LED systems. The DRAM and LED markets are currently in an over-capacity condition and are negatively impacted by slow macroeconomic growth.

CG sales in the first quarter of 2013 decreased $3.1 million or 29% compared to the first quarter of 2012. The decrease is a result of most MLCC customers continuing to absorb capacity created by systems delivered in prior quarters and by lower overall demand for MLCC’s.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
(In thousands, except percentages)	Jun 30, 2012		Jul 2, 2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$52,454	89.0%	$68,933	89.4%
Americas	4,174	7.0	5,742	7.5
Europe	2,341	4.0	2,371	3.1

	$58,969	100.0%	$77,046	100.0%

Compared to the first quarter of 2012, net sales for the first quarter of 2013 decreased $16.5 million or 24% in Asia, decreased $1.6 million or 27% in the Americas and remained flat in Europe. The decreases in Asia were primarily due to lower sales for our SG products, which were the result of the over-supply condition discussed above. Net sales in the Americas and Europe remain a lower percentage of total sales as purchases in these regions are primarily for specialized uses or research and development purposes, as compared to the trend by our Asian customers to source their high-volume manufacturing in that region.

Gross Profit

The following table presents gross profit information:

	Fiscal quarter ended
(In thousands, except percentages)	Jun 30, 2012		Jul 2, 2011
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$23,653	40.1%	$33,760	43.8%

Gross profit for the first quarter of 2013 was $23.7 million, a decrease of $10.1 million compared to gross profit of $33.8 million for the first quarter of 2012. Gross profit as a percentage of net sales decreased to 40.1% for the first quarter of 2013 from 43.8% for the first quarter of 2012. These decreases were primarily related to lower revenue levels and the resulting decrease in production capacity utilization, combined with the mix impact of quantity pricing on high volume orders.

Operating Expenses

The following table presents operating expense information:

	Fiscal quarter ended
(In thousands, except percentages)	Jun 30, 2012		Jul 2, 2011
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$15,663	26.5%	$16,496	21.4%
Research, development and engineering	9,534	16.2	11,234	14.6
Legal settlement costs	—	—	550	0.7

	$25,197	42.7%	$28,280	36.7%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.

SS&A expenses were $15.7 million for the first quarter of 2013, a decrease of $0.8 million compared to the first quarter of 2012. This decrease was primarily related to a $1.7 million reduction in share-based compensation, partially offset by an increase of $0.8 million in acquisition and integration costs for Eolite Systems. The decrease in share-based compensation primarily resulted from a decrease in estimated attainment of performance based grants, the prior year accelerated expense associated with the Chief Executive Officer’s retirement eligibility date and the lower grant date fair value for new awards granted in the first quarter of 2013.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses were $9.5 million for the first quarter of 2013, a decrease of $1.7 million compared to the first quarter of 2012. The decrease was primarily due to a reduction in project material and consulting costs, and to a lesser extent, lower labor costs associated with selective decreases in headcount.

Legal Settlement Costs

There were no legal settlement costs in the first quarter of 2013. Legal settlement costs for the first quarter of 2012 were $0.6 million, and consisted of court and legal fees associated with the All Ring litigation and other legal matters.

Non-operating Income and Expense

Gain on sale of Previously Impaired Auction Rate Securities (ARS)

During the first quarter of 2012, we sold all of our remaining ARS with a total par value of $14.7 million for approximately $6.5 million. We recorded a total gain of $2.7 million, which included $1.4 million in reclassification of previously recorded unrealized gains out of accumulated other comprehensive income. As of June 30, 2012, we did not hold any ARS investment. See Note 5 “Fair Value Measurements” to the Condensed Consolidated Financial Statements in Item 1 Financial Statements and Supplementary Data for further discussion.

Interest and Other (Expense) Income, net

Interest and other income, net, consists of interest income and expense, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees and other miscellaneous non-operating items. Net interest and other expense of $0.2 million for the first quarter of 2013 remained fairly flat compared to the first quarter of 2012.

Income Taxes

The following table presents income tax information:

	Fiscal quarter ended
(In thousands, except percentages)	Jun 30, 2012		Jul 2, 2011
	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Income tax (benefit) provision	$(750)	44.3%	$2,159	26.7%

The income tax benefit for the first quarter of 2013 was $0.8 million on pretax loss of $1.7 million, an effective tax benefit rate of 44.3%. For the first quarter of 2012, the income tax provision was $2.2 million on pretax income of $8.1 million, an effective tax rate of 26.7%. The primary factor impacting the effective tax rate for first quarter of 2013 was the level of loss for the quarter and the proportion of foreign earnings relative to pretax income or loss.

Our effective tax rate is subject to fluctuation based upon the mix of income and relative tax rates between jurisdictions, and the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns, the relationship of fixed deductions to overall changes in estimated and actual pretax income or loss and the tax jurisdictions where income or loss is generated, or the ability to fully utilize our deferred tax assets. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a material effect on our financial position, expected cash flows or results of operations.

Net Income (Loss)

The following table presents net income (loss) information:

	Fiscal quarter ended
(In thousands, except percentages)	Jun 30, 2012		Jul 2, 2011
	Net Loss	% of Net Sales	Net Income	% of Net Sales
Net (loss) income	$(944)	(1.6)%	$5,913	7.7%

Net loss for the first quarter of 2013 was $0.9 million, or $0.03 per share, compared to net income of $5.9 million, or $0.21 per basic share and $0.20 per diluted share for the first quarter of 2012. The decline was primarily due to lower revenue in the first quarter of 2013 partially offset by lower overall operating expenses.

Financial Condition and Liquidity

At June 30, 2012, our principal sources of liquidity were cash and cash equivalents of $84.3 million, short-term investments of $100.6 million and accounts receivable of $28.1 million. We also held $22.3 million in restricted cash which represented collateral for commercial letters of credit related to our ongoing legal proceedings against All Ring Tech Co., Ltd. At June 30, 2012, we had a current ratio of 6.17 and held no long-term debt. Working capital of $268.6 million declined slightly compared to the March 31, 2012 balance of $269.5 million. We also held approximately $13.0 million of non-current investments at June 30, 2012.

In May 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs.

In December 2011, the Board of Directors terminated the 2008 repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program either in the first quarter of 2013 or in 2012. There is no fixed completion date for the repurchase program. See the Form 10-K for the year ended March 31, 2012 for additional discussion related to these share repurchase programs.

In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the dividend declared and paid by us during the first quarter of 2013 and the fourth quarter of 2012:

Date Declared	Record Date	Payment Date	Amount per Share
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
December 9, 2011	January 27, 2012	February 17, 2012	$0.08

During the first quarter of 2013, the dividend amount paid as a result of the May 10, 2012 declaration was $2.3 million.

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

Sources and Uses of Cash

Net cash provided by operating activities totaled $11.4 million for the first quarter of 2013 due to our $0.9 million net loss offset significantly by inflows from working capital and non-cash changes. During the first quarter of 2013, the primary sources of cash inflow from working capital consisted of a $4.9 million decrease in trade receivables, $3.9 million increase in accounts payable and accrued liabilities, $1.0 million decrease in shipped systems pending acceptance, and a $0.5 million decrease in other current assets, partially offset by a $1.9 million increase in inventories and a $0.2 million decrease in deferred revenue.

For the first quarter of 2013, net cash provided by investing activities of $6.1 million was primarily due to $330.3 million of proceeds from sales and maturities of investments, partially offset by $313.9 million of purchases of investments, and $9.5 million of net cash paid for acquisition of Eolite Systems, a designer and manufacturer of unique fiber lasers. Net cash used in financing activities of $2.9 million primarily resulted from $2.3 million of cash dividends paid to shareholders and $0.6 million of cash used in net stock plan activity including employee tax deposits related to stock awards, partially offset by employee stock purchase activity.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations, any dividends which may be declared, our share repurchase program and contractual obligations for at least the next twelve months.

Critical Accounting Policies and Estimates

We reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosure contained in our Form 10-K for the year ended March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All Ring Patent Infringement Prosecution

Our proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement are ongoing. As a part of these proceedings, we established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of June 30, 2012.

In June 2011, the Kaohsiung District Court of Taiwan orally announced its judgment, finding that the Capacitor Tester Model RK-T6600, as well as All Ring’s RK-T2000 and RK-L50 systems, had infringed the 207469 patent, ordering All Ring to pay us approximately $24.0 million in damages, plus interest accrued from November 4, 2005 through the payment date at a rate of 5%, and enjoining All Ring from selling any system infringing the 207469 patent. On June 16, 2011, All Ring posted a cash bond for approximately $24.0 million to prevent the provisional execution of the judgment. All Ring appealed this judgment to the Intellectual Property Court on June 28, 2011 and on October 31, 2011, we filed our response to All Ring’s appeal. We and All Ring have each filed additional briefs with the Intellectual Property Court. See our Form 10-K for the year ended March 31, 2012 for further background and additional information related to these proceedings.

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

Charges for Excess or Obsolete Inventory

One factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we or our customers alter our technology or product development strategy, we may have inventory that may not be usable under the new strategy, which may also result in material accounting charges. For example, during 2012, we recorded $2.0 million of charges in cost of sales for an inventory write-off associated with discontinued products.

Risks Related to Our Organization

Operating a Global Business

International shipments accounted for 92% of net sales in 2012, with 87% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including manufacturing facilities in China and Singapore, research and development facilities in Canada, France and Taiwan, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

Acquisitions and Divestitures

We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our June 2012 acquisition of Eolite Systems. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

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

Fluctuations in Effective Tax Rate

As a global company, we are subject to taxation in the United States and numerous foreign jurisdictions. Our effective tax rate is subject to fluctuation from one period to the next because the income tax rates for each year are a function of many factors, including: (a) taxable income levels and the effects of a mix of profits (losses) earned by ESI and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates; (b) our ability to utilize deferred tax assets; (c) taxes, refunds, interest or penalties resulting from tax audits; (d) the magnitude of various credits and deductions as a percentage of total taxable income; and (e) changes in tax laws or the interpretation of such tax laws. The ability to utilize our deferred tax assets is highly dependent on future taxable income. If we were to experience an on-going decline in taxable income, there is a risk that our deferred tax assets could be subject to additional valuation allowance. Changes in the mix of these items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position and results of operations.

Impairment of Intangible Assets

We held a total of $13.5 million in acquired intangible assets and $8.2 million in goodwill at June 30, 2012. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a qualitative and quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.

We performed our annual goodwill impairment analysis during the fourth quarter of 2012 and determined that it was not “more likely than not” that the fair value of our single reporting unit was less than its carrying value. Based on current economic conditions combined with our stock price, which has remained around carrying value per share since mid-May 2012, we will continue to monitor the situation. If at any time management determines that an impairment exists, we will be required to reflect the impaired value as part of operating income, which will result in a reduction in earnings and a corresponding reduction in our net asset value in the period such impairment is identified.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Dated: August 8, 2012	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)