Form 10-Q
period 2012-09-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2012-11-07
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

The number of shares outstanding of the Registrant’s Common Stock at October 31, 2012 was 29,395,318 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Sep 29, 2012	Mar 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$70,956	$69,780
Restricted cash	22,269	22,269
Short-term investments	101,700	106,674
Trade receivables, net of allowances of $443 and $390	58,371	32,744
Inventories	79,318	68,055
Shipped systems pending acceptance	262	1,360
Deferred income taxes, net	9,046	10,021
Other current assets	4,539	4,060

Total current assets	346,461	314,963
Non-current investments	10,508	23,046
Property, plant and equipment, net of accumulated depreciation of $105,144 and $101,716	30,937	32,103
Non-current deferred income taxes, net	34,686	36,489
Goodwill	7,889	4,014
Acquired intangible assets, net of accumulated amortization of $11,767 and $10,609	12,714	8,332
Other assets	16,451	14,263

Total assets	$459,646	$433,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,559	$13,045
Accrued liabilities	27,824	21,635
Deferred revenue	9,456	10,751

Total current liabilities	67,839	45,431
Non-current income taxes payable	9,335	9,109
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 29,391 and 28,970 issued and outstanding	172,064	168,143
Retained earnings	209,615	210,021
Accumulated other comprehensive income	793	506

Total shareholders’ equity	382,472	378,670

Total liabilities and shareholders’ equity	$459,646	$433,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Net sales	$80,152	$81,884	$139,121	$158,930
Cost of sales	46,632	45,943	81,948	89,229

Gross profit	33,520	35,941	57,173	69,701
Operating expenses:
Selling, service and administration	15,114	14,884	30,777	31,380
Research, development and engineering	10,527	10,742	20,061	21,976
Legal settlement costs	—	—	—	550

Net operating expenses	25,641	25,626	50,838	53,906

Operating income	7,879	10,315	6,335	15,795
Non-operating income (expense):
Gain on sale of previously impaired auction rate securities	—	—	—	2,729
Interest and other income (expense), net	91	(406)	(59)	(543)

Total non-operating income (expense)	91	(406)	(59)	2,186
Income before income taxes	7,970	9,909	6,276	17,981
Provision for income taxes	2,759	1,372	2,009	3,531

Net income	$5,211	$8,537	$4,267	$14,450

Net income per share – basic	$0.18	$0.30	$0.15	$0.51

Net income per share – diluted	$0.17	$0.29	$0.14	$0.49

Weighted average number of shares – basic	29,339	28,747	29,228	28,609

Weighted average number of shares – diluted	29,961	29,426	29,912	29,326

Cash dividends paid per common share	$0.08	$—	$0.16	$—

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Net income	$5,211	$8,537	$4,267	$14,450
Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $41, $(215), $153 and $(12)	74	(145)	276	280
Reclassification of unrealized gain on auction rate securities	—	—	—	(1,445)
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $1, $1, $3 and $3	2	2	5	4
Net unrealized gain (loss) on available-for-sale securities, net of taxes of $2, $(20), $4, and $(15)	4	(24)	6	(27)

Comprehensive income	$5,291	$8,370	$4,554	$13,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Two fiscal quarters ended
(In thousands)	Sep 29, 2012	Oct 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,267	$14,450
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,598	5,411
Amortization of acquired intangible assets	1,155	894
Share-based compensation expense	4,650	7,153
Provision for doubtful accounts	—	50
Gain on sale of previously impaired auction rate securities	—	(2,729)
Loss on disposal of property, plant and equipment	—	2
Deferred income taxes	2,665	2,286
Changes in operating accounts:
(Increase) decrease in trade receivables, net	(25,254)	14,545
Increase in inventories	(11,859)	(9,704)
Decrease in shipped systems pending acceptance	1,098	3,950
Decrease in other current assets	130	2,598
Increase (decrease) in accounts payable and accrued liabilities	20,107	(16,680)
Decrease in deferred revenue	(1,407)	(6,690)

Net cash provided by operating activities	150	15,536
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(559,927)	(436,281)
Proceeds from sales and maturities of investments	577,733	394,023
Proceeds from sale of auction rate securities	—	6,450
Increase in restricted cash	—	(11,500)
Purchase of property, plant and equipment	(2,511)	(3,445)
Cash paid for acquisition of Eolite Systems, net of cash acquired	(9,466)	—
(Increase) decrease in other assets	(63)	217

Net cash provided by (used in) investing activities	5,766	(50,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(4,673)	—
Stock plan activity, net	(478)	1,686
Excess tax benefit of share-based compensation	54	519

Net cash (used in) provided by financing activities	(5,097)	2,205
Effect of exchange rate changes on cash	357	526

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,176	(32,269)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,780	116,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,956	$84,143

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(550)	$(2,383)
Income tax refunds received	$650	$120

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

2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended September 29, 2012 that are of significance to the Company.

3. Restricted Cash

As of September 29, 2012, the Company had restricted cash of $22.3 million, which collateralizes commercial letters of credit substituted for the cash bond previously held by the Kaohsiung District Court of Taiwan. The total restricted cash balance of $22.3 million was included in Restricted cash on the Condensed Consolidated Balance Sheets at September 29, 2012 as a current asset. See Note 15 “Legal Proceedings” below for further discussion.

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

The Company granted a total of 550,500 restricted stock unit awards and 5,000 stock options but did not grant any SARs during the first two quarters of 2013. The Company granted a total of 465,900 restricted stock unit awards and 194,000 SARs during the first two quarters of 2012, but did not grant any stock options in that period.

Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Cost of sales	$217	$261	$433	$557
Selling, service and administration	1,017	1,599	3,278	5,537
Research, development and engineering	666	537	1,166	1,083

Total share-based compensation expense	$1,900	$2,397	$4,877	$7,177

As of September 29, 2012, no share-based compensation expense was capitalized. The Company has $11.6 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted-average period of 2.1 years.

5. Fair Value Measurements

Financial Assets Measured at Fair Value

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include the following:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities;

•

Level 2, defined as inputs that are observable either directly or indirectly such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and other inputs that can be corroborated by observable market data; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 29, 2012 and March 31, 2012 was as follows (in thousands):

September 29, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$12,761	$—	$—	$12,761
Government agencies	—	83,056	—	83,056
Commercial paper	—	30,346	—	30,346
Corporate bonds	—	22,797	—	22,797
Forward purchase or (sale) contracts:
Japanese Yen	—	(87)	—	(87)
Taiwan Dollar	—	15	—	15
Korean Won	—	40	—	40
Euro	—	(90)	—	(90)
British Pound	—	63	—	63
Singapore Dollar	—	15	—	15

March 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$5,244	$—	$—	$5,244
Commercial paper	—	83,645	—	83,645
Government agencies	—	67,261	—	67,261
Corporate Bonds	—	20,121	—	20,121
Forward purchase or (sale) contracts:
Japanese Yen	—	202	—	202
Taiwan Dollar	—	(5)	—	(5)
Korean Won	—	(17)	—	(17)
Euro	—	(1)	—	(1)
British Pound	—	20	—	20
Chinese Renminbi	—	(1)	—	(1)

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at September 28, 2012 and March 30, 2012 were utilized to calculate unrealized gain/loss.

During the second quarter of 2013, there were no transfers between Level 1 and Level 2 assets. As of September 29, 2012, the Company did not hold any auction rate securities (ARS) investments. In the first quarter of 2012, the Company sold all of its remaining ARS for approximately $6.0 million and all of its related preferred stock for approximately $0.5 million. These ARS had a total estimated fair value of $5.2 million as of April 2, 2011, which consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. The Company recorded a gain of $2.7 million in the first quarter of 2012, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income.

As of September 29, 2012, the Company had $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of September 29, 2012 and March 31, 2012, management had not identified events or circumstances that indicated the investments were impaired; therefore, as presented in Note 8 “Other Assets”, the full carrying value of $9.0 million was included in Other assets on the Consolidated Balance Sheets at September 29, 2012 and March 31, 2012.

Investments

Certain information regarding the Company’s investments at September 29, 2012 and March 31, 2012 was as follows (in thousands):

September 29, 2012		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$72,539	$9	$—	$72,548
Commercial paper	30,345	1	—	30,346
Corporate bonds	22,763	34	—	22,797

	$125,647	$44	$—	$125,691

Available-for-sale securities (non-current):
Government agencies	10,499	9	—	10,508

	$10,499	$9	$—	$10,508

March 31, 2012		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$83,645	$—	$—	$83,645
Government agencies	46,293	5	—	46,298
Corporate Bonds	17,987	51	—	18,038

	$147,925	$56	$—	$147,981

Available-for-sale securities (non-current):
Government agencies	$20,989	$—	$(26)	$20,963
Corporate Bonds	2,070	13	—	2,083

	$23,059	$13	$(26)	$23,046

For purposes of determining gross realized gains and losses, and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income were insignificant as of September 29, 2012 and March 31, 2012.

Underlying maturities of investments at September 29, 2012 were $125.7 million within one year and $10.5 million between one to five years.

6. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Sep 29, 2012	Mar 31, 2012
Raw materials and purchased parts	$57,237	$48,126
Work-in-process	12,634	10,511
Finished goods	9,447	9,418

	$79,318	$68,055

7. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Sep 29, 2012	Mar 31, 2012
Prepaid expenses	$2,513	$2,687
Value added tax receivable	1,449	1,055
Other	577	318

	$4,539	$4,060

8. Other Assets

Other assets consisted of the following:

(In thousands)	Sep 29, 2012	Mar 31, 2012
Minority equity investment	$8,966	$8,966
Consignment and demo equipment, net	6,233	4,394
Other	1,252	903

	$16,451	$14,263

9. Business Acquisitions

On June 14, 2012, the Company acquired Eolite Systems (Eolite), a designer and manufacturer of unique fiber lasers, for approximately $9.7 million in cash for all of their outstanding shares. During the first two quarters of 2013, the Company also incurred approximately $0.9 million in acquisition and integration related costs, which are included in Selling, service and administration expenses in the Condensed Consolidated Statements of Operations. Allocation of the purchase price to goodwill and identifiable assets is subject to the final determination of purchase price and valuation of the assets acquired and liabilities assumed. The Company preliminarily recorded approximately $5.5 million of identifiable intangible assets, $3.9 million of goodwill, $3.2 million of tangible assets, which included $0.5 million in cash and short-term investments, and assumed debt and other liabilities totaling approximately $2.9 million. The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Eolite as it was not material to the Company’s overall financial position.

10. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Sep 29, 2012	Mar 31, 2012
Payroll-related liabilities	$8,772	$6,446
Product warranty accrual	6,096	4,187
Freight accrual	2,319	1,119
Pension benefit liabilities	2,150	2,110
Professional fees payable	2,127	2,011
Purchase order commitments and receipts	1,894	1,473
Income taxes payable	1,420	1,730
Customer deposits	1,180	385
Value added taxes payable	376	260
Restructuring costs payable	67	1,048
Other	1,423	866

	$27,824	$21,635

11. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Product warranty accrual, beginning	$4,545	$4,708	$4,187	$4,415
Warranty charges incurred, net	(1,866)	(1,800)	(3,910)	(3,951)
Provision for warranty charges	3,417	2,209	5,819	4,653

Product warranty accrual, ending	$6,096	$5,117	$6,096	$5,117

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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Deferred revenue, beginning	$10,676	$21,964	$10,751	$16,039
Revenue deferred	19,631	7,124	37,946	29,037
Revenue recognized	(20,851)	(19,725)	(39,241)	(35,713)

Deferred revenue, ending	$9,456	$9,363	$9,456	$9,363

13. Earnings Per Share

The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share data)	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Net income	$5,211	$8,537	$4,267	$14,450

Weighted average shares used for basic earnings per share	29,339	28,747	29,228	28,609
Incremental diluted shares	622	679	684	717

Weighted average shares used for diluted earnings per share	29,961	29,426	29,912	29,326

Net income per share:
Net income – basic	$0.18	$0.30	$0.15	$0.51

Net income – diluted	$0.17	$0.29	$0.14	$0.49

Awards of options, stock-settled stock appreciation rights (SARs), unvested restricted stock units (RSUs) and shares associated with the Company’s Employee Stock Purchase Plan (ESPP) representing an additional 2.5 million and 2.9 million shares for the second quarter ended September 29, 2012 and October 1, 2011, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

For the two quarters ended September 29, 2012 and October 1, 2011, awards of options, SARs, unvested RSUs and ESPP shares representing an additional 2.4 million and 2.8 million shares, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

14. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Interconnect & Microfabrication Group (IMG)	$69,137	$51,227	$116,969	$99,439
Components Group (CG)	7,831	6,486	15,536	17,295
Semiconductor Group (SG)	3,184	24,171	6,616	42,196

	$80,152	$81,884	$139,121	$158,930

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Asia	$73,580	$73,886	$126,034	$142,819
Americas	4,532	4,118	8,706	9,860
Europe	2,040	3,880	4,381	6,251

	$80,152	$81,884	$139,121	$158,930

15. Legal Proceedings

All Ring Patent Infringement Prosecution

The Company’s proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement are ongoing. As a part of these proceedings, the Company established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of September 29, 2012.

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

16. Restructuring and Cost Management Plans

In 2012, the Company continued its efforts to reduce its worldwide cost structure through transition of certain procurement and manufacturing activities to Asia and additionally identified and initiated other cost reduction actions. The estimated completion date for these actions is December 31, 2012. See the Company’s Form 10-K for the year ended March 31, 2012 for additional information related to restructuring and cost management plans.

During the first two quarters of 2013, no additional restructuring costs were incurred. At September 29, 2012, the amount of unpaid restructuring costs is included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring costs payable balance as of March 31, 2012	$1,048
Employee severance and related benefits:
Costs incurred and other adjustments	(74)
Cash payments	(907)

Restructuring costs payable balance as of September 29, 2012	$67

17. Shareholders’ Equity

Share Repurchase Program

On May 15, 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. On December 9, 2011, the Board of Directors terminated the 2008 repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares under this program in either the first two quarters of 2013 or in 2012. There is no fixed completion date for the repurchase program. See the Company’s Form 10-K for the year ended March 31, 2012 for additional information related to these share repurchase programs.

Dividends

On December 9, 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the dividends declared and paid by the Company since adoption of the dividend policy:

Date Declared	Record Date	Payment Date	Amount per Share
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
December 9, 2011	January 27, 2012	February 17, 2012	$0.08

During the first two quarters of 2013, the Company paid aggregate dividends of $4.7 million.

The Company currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration, timing and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the shareholders.

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

Summary of Sequential Quarterly Results

The financial results of the quarter ended September 29, 2012, which represented the second quarter of 2013, reflected sequential growth in sales and earnings despite continued challenges in many of our markets. Revenue increased to $80.2 million from $59.0 million in the first quarter of 2013 which ended June 30, 2012. However, total order volume for the second quarter of 2013 declined from $74.1 million to $35.0 million, primarily due to large advanced microfabrication orders received in the first quarter that did not repeat in the second quarter. In addition, the slowing macro-economic environment and continued overcapacity led to continued low demand in our memory repair, LED and passive component businesses.

Net sales of $80.2 million for the second quarter of 2013 increased $21.2 million compared to $59.0 million for the prior quarter. Sales for our Interconnect & Microfabrication Group (IMG) products increased $21.3 million due to fulfillment of backlog orders from microfabrication customers. Components Group (CG) and Semiconductor Group (SG) sales levels remained fairly consistent with the previous quarter.

Gross margin improved to 41.8% on net sales of $80.2 million for the second quarter of 2013 compared to 40.1% on net sales of $59.0 million for the prior quarter. The increase was driven by higher production capacity levels partially offset by less favorable product mix.

Net operating expenses of $25.6 million in the second quarter of 2013 increased $0.4 million compared to the prior quarter. The increase was primarily due to an increase of $1.0 million in research, development and engineering (RD&E) which was partially offset by a decrease of $0.6 million in selling, service and administration (SS&A). RD&E expenses increased $1.0 million due to the inclusion of a full quarter of Eolite Systems (Eolite) operations, which added $0.5 million in incremental expense and an increase of $0.5 million in variable expenses. SS&A expense decreased primarily due to $1.2 million lower share-based compensation expense. Share-based compensation expense during the first quarter included the accelerated expensing associated with the annual grants to the Chief Executive Officer and the immediate vesting of the annual board of director share grants. SS&A expense also decreased $0.7 million due to acquisition and integration costs related to the purchase of Eolite which were significantly lower in the second quarter. These decreases are partially offset by a $1.2 million increase in variable expenses due to higher business volumes.

Operating income was $7.9 million in the second quarter of 2013, an increase of $9.4 million compared to operating loss of $1.5 million in the prior quarter. The increase was primarily due to higher sales and improved gross margin as discussed above.

The effective tax rate was 34.6% for the second quarter of 2013, resulting from an income tax provision of $2.8 million, compared to an effective rate of 44.3% for the prior quarter that resulted from an income tax benefit of $0.8 million. The decrease in the effective tax rate was primarily due to the fluctuation in quarterly net income between the first and second quarters of 2013, the mix of income and relative tax rates between jurisdictions, and an increase in certain foreign losses subject to a valuation allowance.

Net income for the second quarter of 2013 was $5.2 million compared to net loss of $0.9 million in the prior quarter due to the impact of the items discussed above.

Quarter Ended September 29, 2012 Compared to Quarter Ended October 1, 2011

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Sep 29, 2012	Oct 1, 2011
Net sales	100.0%	100.0%
Cost of sales	58.2	56.1

Gross margin	41.8	43.9
Selling, service and administration	18.9	18.2
Research, development and engineering	13.1	13.1

Operating income	9.8	12.6
Interest and other income (expense), net	0.1	(0.5)

Income before income taxes	9.9	12.1
Provision for income taxes	3.4	1.7

Net income	6.5%	10.4%

Net Sales

Net sales were $80.2 million for the second quarter of 2013, a decrease of $1.7 million or 2% compared to net sales of $81.9 million for the second quarter of 2012. The decrease in revenue was primarily driven by lower demand for SG products largely offset by an increase in shipments of microfabrication systems to fulfill orders driven by design wins and increased demand for smart phone and tablet devices.

The following table presents net sales information by product group:

	Fiscal quarter ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$69,137	86.2%	$51,227	62.6%
Components Group (CG)	7,831	9.8	6,486	7.9
Semiconductor Group (SG)	3,184	4.0	24,171	29.5

	$80,152	100.0%	$81,884	100.0%

IMG sales in the second quarter of 2013 increased $17.9 million or 35% compared to the second quarter of 2012. The increase was primarily driven by the shipment of large first quarter microfabrication orders in 2013 offset slightly by decreased demand for our flex interconnect products as customers digest capacity ordered in the fourth quarter of 2012.

CG sales in the second quarter of 2013 increased $1.3 million or 21% compared to the second quarter of 2012. The increase was a result of delivery of orders for our new 3510 microchip tester ordered in the first quarter of 2013.

SG sales in the second quarter of 2013 decreased $21.0 million or 87% compared to the second quarter of 2012. The decrease was driven by low demand for memory repair as customers continue to defer capacity additions. In addition, revenue declined in LED as a result of a continued overcapacity in the industry, especially for makers of LED backlights for display.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$73,580	91.8%	$73,886	90.3%
Americas	4,532	5.7	4,118	5.0
Europe	2,040	2.5	3,880	4.7

	$80,152	100.0%	$81,884	100.0%

Compared to the second quarter of 2012, net sales for the second quarter of 2013 decreased $0.3 million in Asia, increased $0.4 million in the Americas and decreased $1.8 million in Europe. The slight dollar decrease in Asia was driven by lower demand for memory repair mostly offset by shipments of our microfabrication and flex interconnect products. Net sales in the Americas and Europe remain a lower percentage of total sales as purchases in these regions are primarily for specialized uses or research and development purposes, as compared to the trend by our Asian customers to source their high-volume manufacturing in that region.

Gross Profit

The following table presents gross profit information:

	Fiscal quarter ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$33,520	41.8%	$35,941	43.9%

Gross profit for the second quarter of 2013 was $33.5 million, a decrease of $2.4 million compared to gross profit of $35.9 million for the second quarter of 2012. Gross profit as a percentage of net sales decreased to 41.8% for the second quarter of 2013 from 43.9% for the second quarter of 2012. These decreases were primarily related to less favorable product mix on higher volumes offset partially by the effect of efficiencies due to higher production capacity utilization.

Operating Expenses

The following table presents operating expense information:

	Fiscal quarter ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$15,114	18.9%	$14,884	18.2%
Research, development and engineering	10,527	13.1	10,742	13.1

	$25,641	32.0%	$25,626	31.3%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.

SS&A expenses were $15.1 million for the second quarter of 2013, up slightly from $14.9 million in the second quarter of 2012. This increase was primarily attributable to variable expenses and acquisition and integration costs for Eolite largely offset by lower share-based compensation expense due to prior year accelerated expense associated with the Chief Executive Officer’s retirement eligibility date and the lower grant date fair value for new awards granted in 2013.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $10.5 million for the second quarter of 2013, a decrease of $0.2 million compared to the second quarter of 2012. This decrease was primarily due to labor costs associated with selective decreases in headcount partially offset by incremental expenses related to Eolite operations and an increase in variable expenses.

Non-operating Income and Expense

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest income and expense, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees and other miscellaneous non-operating items. Net interest and other income was $0.1 million during the second quarter of 2013 compared to net interest and other expense of $0.4 million for the second quarter of 2012. This increase was primarily attributable to market gains on assets held for our deferred compensation plan, and to a lesser extent, improvement in foreign currency results and interest income.

Income Taxes

The following table presents income tax information:

	Fiscal quarter ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Income tax provision	$2,759	34.6%	$1,372	13.8%

The income tax provision for the second quarter of 2013 was $2.8 million on pretax income of $8.0 million, an effective tax rate of 34.6%. For the second quarter of 2012, the income tax provision was $1.4 million on pretax income of $9.9 million, an effective tax rate of 13.8%. The higher effective tax rate for second quarter of 2013 was primarily due to the relative quarterly income level, the mix of income between jurisdictions and their relative tax rates, an increase in certain foreign losses subject to valuation, and the expiration of the research and development tax credit on December 31, 2011.

Our effective tax rate is subject to fluctuation based upon the mix of income and relative tax rates between jurisdictions, and the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns, the relationship of fixed deductions to overall changes in estimated and actual pretax income or loss and the tax jurisdictions where income or loss is generated, and the ability to fully utilize our deferred tax assets. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a material effect on our financial position, expected cash flows or results of operations.

Net Income

The following table presents net income information:

	Fiscal quarter ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Net Income	% of Net Sales	Net Income	% of Net Sales
Net income	$5,211	6.5%	$8,537	10.4%

Net income for the second quarter of 2013 was $5.2 million, or $0.18 per basic share and $0.17 per diluted share, compared to a net income of $8.5 million, or $0.30 per basic share and $0.29 per diluted share for the second quarter of 2012. The decrease was primarily due to lower gross profit on lower revenues in the second quarter of 2013.

Two Quarters Ended September 29, 2012 Compared to Two Quarters Ended October 1, 2011

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Two fiscal quarters ended
	Sep 29, 2012	Oct 1, 2011
Net sales	100.0%	100.0%
Cost of sales	58.9	56.1

Gross margin	41.1	43.9
Selling, service and administration	22.1	19.9
Research, development and engineering	14.4	13.8
Legal settlement costs	—	0.3

Operating income	4.6	9.9
Gain on sale of previously impaired auction rate securities	—	1.7
Interest and other expense, net	(0.1)	(0.3)

Income before income taxes	4.5	11.3
Provision for income taxes	1.4	2.2

Net income	3.1%	9.1%

Net Sales

Net sales were $139.1 million for the first two quarters of 2013, a decrease of $19.8 million or 12% compared to net sales of $158.9 million for the first two quarters of 2012. The decrease in revenue was primarily driven by lower demand for SG memory repair systems. In addition, orders and revenue declined in LED as a result of a significant overcapacity in the industry, especially for makers of LED backlights for display. The decrease in revenue from SG products was partially offset by increased demand for our microfabrication products.

The following table presents net sales information by product group:

	Two fiscal quarters ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$116,969	84.1%	$99,439	62.5%
Components Group (CG)	15,536	11.1	17,295	10.9
Semiconductor Group (SG)	6,616	4.8	42,196	26.6

	$139,121	100.0%	$158,930	100.0%

IMG sales in the first two quarters of 2013 increased $17.5 million or 18% compared to the first two quarters of 2012. The increase was primarily driven by increased shipments of microfabrication orders and demand for our flex via drilling products.

CG sales in the first two quarters of 2013 decreased $1.8 million or 10% compared to the first two quarters of 2012. The decrease was primarily driven by slowed demand for tooling products partially offset by demand for our new 3510 microchip tester from MLCC customers.

SG sales in the first two quarters of 2013 decreased $35.6 million or 84% compared to the first two quarters of 2012. The decrease was driven by low demand for memory repair as customers continue to defer capacity additions. In addition, revenue declined in LED as a result of a continued overcapacity in the industry, especially for makers of LED backlights for display.

The following table presents net sales information by geographic region:

	Two fiscal quarters ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$126,034	90.6%	$142,819	89.9%
Americas	8,706	6.3	9,860	6.2
Europe	4,381	3.1	6,251	3.9

	$139,121	100.0%	$158,930	100.0%

Compared to the first two quarters of 2012, net sales for the first two quarters of 2013 decreased across all geographic regions: $16.8 million in Asia, $1.2 million in the Americas and $1.9 million in Europe. The majority of our systems are sold into Asia as our customers’ manufacturing facilities primarily reside in that region. The decrease in Asia was driven by lower demand for memory repair partially offset by continued strong shipments of our microfabrication and flex interconnect products. Net sales in the Americas and Europe remain a lower percentage of total sales as purchases in these regions are primarily for specialized uses or research and development purposes, as compared to the trend by our Asian customers to source their high-volume manufacturing in that region.

Gross Profit

The following table presents gross profit information:

	Two fiscal quarters ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$57,173	41.1%	$69,701	43.9%

Gross profit for the first two quarters of 2013 was $57.2 million, a decrease of $12.5 million compared to gross profit of $69.7 million for the first two quarters of 2012. Gross profit as a percentage of net sales decreased to 41.1% for the first two quarters of 2013 from 43.9% for the two quarters of 2012. These decreases were primarily related to lower revenue levels and a less favorable product mix.

Operating Expenses

The following table presents operating expense information:

	Two fiscal quarters ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$30,777	22.1%	$31,380	19.9%
Research, development and engineering	20,061	14.4	21,976	13.8
Legal settlement costs	—	—	550	0.3

	$50,838	36.5%	$53,906	34.0%

Selling, Service and Administration

SS&A expenses were $30.8 million for the first two quarters of 2013, a decrease of $0.6 million compared to the first two quarters of 2012. This decrease is primarily related to a $2.3 million decrease in share-based compensation expense and a $1.0 million decrease in labor and travel costs, partially offset by $0.9 million in acquisition and integration costs for Eolite Systems, $1.2 million increase in professional fees and $0.8 million increase in variable expenses. The decrease in share-based compensation expense primarily resulted from the prior year accelerated expense associated with the Chief Executive Officer’s retirement eligibility date and the lower grant date fair value for new awards granted during the first two quarters of 2013.

Research, Development and Engineering

RD&E expenses totaled $20.1 million for the first two quarters of 2013, a decrease of $1.9 million compared to the first two quarters of 2012. This decrease was primarily due to lower labor costs associated with selective decreases in headcount and lower project material costs.

Legal Settlement Costs

There were no legal settlement costs in the first two quarters of 2013. Legal settlement costs for the first two quarters of 2012 were $0.6 million, which consisted of court and legal fees associated with the All Ring litigation and other non-recurring legal matters.

Non-operating Income and Expense

Gain on Sale of Previously Impaired Auction Rate Securities (ARS)

During the first quarter of 2012, we sold all of our remaining ARS with a total par value of $14.7 million for approximately $6.5 million. We recorded a total gain of $2.7 million, which included $1.4 million in reclassification of previously recorded unrealized gains out of accumulated other comprehensive income. As of September 29, 2012, we did not hold any ARS investments. See Note 5 “Fair Value Measurements” to the Condensed Consolidated Financial Statements in Item 1 Financial Statements and Supplementary Data for further discussion.

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest income and expense, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees and other miscellaneous non-operating items. Net interest and other expense was $0.1 million for the first two quarters of 2013 compared to net interest and other expense of $0.5 million for the first two quarters of 2012. The decrease in expense was primarily attributable to market gains on assets held for our deferred compensation plan and, to a lesser extent, improved interest income.

Income Taxes

The following table presents income tax information:

	Two fiscal quarters ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Income tax provision	$2,009	32.0%	$3,531	19.6%

The income tax provision for the first two quarters of 2013 was $2.0 million on pretax income of $6.3 million generating an effective tax rate of 32.0%. For the first two quarters of 2012, the income tax provision was $3.5 million on pretax income of $18.0 million generating an effective tax rate of 19.6%. The higher effective tax rate for the first two quarters of 2013 was primarily due to the relative level of income, the mix of income between jurisdictions and their relative tax rates, an increase in certain foreign losses subject to valuation, and the expiration of the research and development tax credit on December 31, 2011.

Our effective tax rate is subject to fluctuation based upon the mix of income and relative tax rates between jurisdictions, and the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns, the relationship of fixed deductions to overall changes in estimated and actual pretax income or loss and the tax jurisdictions where income or loss is generated, and the ability to fully utilize our deferred tax assets. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a material effect on our financial position, expected cash flows or results of operations.

Net Income

The following table presents net income information:

	Two fiscal quarters ended
(In thousands, except percentages)	Sep 29, 2012		Oct 1, 2011
	Net Income	% of Net Sales	Net Income	% of Net Sales
Net income	$4,267	3.1%	$14,450	9.1%

Net income for the first two quarters of 2013 was $4.3 million, or $0.15 per basic share and $0.14 per diluted share, compared to a net income of $14.5 million, or $0.51 per basic share and $0.49 per diluted share for the first two quarters of 2012. The decrease in net income was primarily due to lower gross profit on lower revenues in the first two quarters of 2013, partially offset by lower operating expenses. Net income in 2012 was also higher in part due to the $2.7 million gain on the sale of previously impaired ARS investments with no similar activity in 2013.

Financial Condition and Liquidity

At September 29, 2012, our principal sources of liquidity were cash and cash equivalents of $71.0 million, short-term investments of $101.7 million and accounts receivable of $58.4 million. We also held $22.3 million in restricted cash which represented collateral for commercial letters of credit related to our ongoing legal proceedings against All Ring Tech Co., Ltd. At September 29, 2012, we had a current ratio of 5.11 and held no long-term debt. Working capital of $278.6 million increased compared to the March 31, 2012 balance of $269.5 million. We also held $10.5 million of non-current investments at September 29, 2012.

In May 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs. In December 2011, the Board of Directors terminated the 2008 repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during the two quarters of 2013 or in 2012. There is no fixed completion date for the repurchase program. See the Form 10-K for the year ended March 31, 2012 for additional discussion related to these share repurchase programs.

In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the dividend declared and paid by us since the dividend policy was adopted:

Date Declared	Record Date	Payment Date	Amount per Share
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
December 9, 2011	January 27, 2012	February 17, 2012	$0.08

During the first two quarters of 2013, we paid aggregate dividends of $4.7 million.

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

Sources and Uses of Cash

Net cash flows provided by operating activities totaled $0.2 million for the two quarters ended September 29, 2012 due to $4.3 million of net income and $13.1 million in non-cash changes offset significantly by $17.2 million of cash outflows from working capital. The cash outflow from working capital was primarily due to a $25.3 million increase in trade receivables and an $11.9 million increase in inventory partially offset by a $20.1 million increase in accounts payable and accrued liabilities.

For the two quarters ended September 29, 2012, net cash provided by investing activities of $5.8 million was primarily due to $577.7 million of proceeds from sales and maturities of investments, partially offset by $559.9 million of purchases of investments, $9.5 million of net cash paid for acquisition of Eolite Systems, and $2.5 million of purchases of property, plant and equipment. Net cash used in financing activities of $5.1 million was primarily the result of $4.7 million of cash dividends paid to shareholders and $0.5 million used in net stock plan activity including employee tax deposits related to stock awards, partially offset by employee stock purchase activity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All Ring Patent Infringement Prosecution

Our proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement are ongoing. As a part of these proceedings, we established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which are collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of September 29, 2012.

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

Risks Related to Our Competition and Customers

Volatility of Our Customers’ Industries

Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors and light emitting diodes (LEDs) used in consumer electronics, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant downturns in the market for microelectronics, semiconductors, and LEDs used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. For example, starting in the second half of fiscal 2012, we experienced the negative impact of an uncertain economic environment, slower market growth and overcapacity in several of our markets, which resulted in overall lower order and revenue levels. As a result of this uncertain economic environment, our total order volume declined in 2012 compared to 2011. In addition, we believe the semiconductor memory repair market has matured, which will result in lower demand for our memory repair products during up cycles than we have experienced historically. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and United States economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, LEDs and consumer electronics industries.

Highly Competitive Markets

We face substantial competition from established competitors throughout the world, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Those competitors with greater resources may, in addition to other things, be able to better withstand periodic downturns, compete more effectively on the basis of price and technology, or more quickly develop enhancements to, and new generations of, products that compete with the products we manufacture and market. Some competitors may be willing to sell competing products at lower margins than we would be willing to accept, increasing price-based competition. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in those markets. We believe that to be competitive we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements. We may not be able to compete successfully in the future and increased competition may result in price reductions, reduced profit margins and loss of market share.

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

Our globalization strategy is subject to a variety of complexities and risks, many of which we have little experience managing, and which may divert a substantial amount of management’s time. These risks include:

•	challenges in designing new facilities that can be scaled for future expansion, replicating current processes and bringing new facilities up to full operation;

•	unpredictable costs, redundancy costs and cost overruns for developing new facilities and acquiring equipment;

•	building local management teams, technical personnel and other staff for functions that we have not previously conducted outside of the United States;

•	technical obstacles such as poor production or process yield and loss of quality control during the ramp up of a new facility;

•	re-qualifications and other procedures that may be required by our customers;

•	our ability to bring up local suppliers to meet our quality and cycle-time needs;

•	our ability to reduce costs in the United States as we add costs in Asia;

•	rapidly changing business conditions that may require plans to be changed or abandoned before they are fully implemented; and

•	challenges posed by distance and by differences in language and culture.

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

Impairment of Intangible Assets

We held a total of $12.7 million in acquired intangible assets and $7.9 million in goodwill at September 29, 2012. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a qualitative and quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.

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

Stock Price Volatility

The market price of our common stock has fluctuated widely. During fiscal 2012, our stock price fluctuated between a high of $19.88 per share and a low of $11.10 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the consumer electronics, semiconductor and other industries into which we sell products;

•	general economic conditions;

•	political changes, hostilities or natural disasters;

•	low trading volume of our common stock;

•	the number of analysts covering our common stock; and

•	the number of firms making a market in our common stock.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on June 15, 2010.

3.2	2009 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 19, 2009 (the “May 19 8-K”).

4.1	Rights Agreement, dated as of May 18, 2009, between Electro Scientific Industries, Inc. and Mellon Investor Services. Incorporated by reference to Exhibit 4.1 of the May 19 8-K.

10.1**	Form of Performance-Based Restricted Stock Unit Agreement for August 2012 awards.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2012	ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting
Officer
(Principal Accounting Officer)