Form 10-Q
period 2012-12-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2013-02-05
CIK 726514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

The number of shares outstanding of the Registrant’s Common Stock at January 30, 2013 was 29,502,808 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	Dec 29, 2012	Mar 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$47,240	$69,780
Restricted cash	22,269	22,269
Short-term investments	95,364	106,674
Trade receivables, net of allowances of $452 and $390	18,614	32,744
Inventories	80,224	68,055
Shipped systems pending acceptance	359	1,360
Deferred income taxes, net	9,048	10,021
Other current assets	4,563	4,060

Total current assets	277,681	314,963
Non-current investments	6,253	23,046
Property, plant and equipment, net of accumulated depreciation of $106,815 and $101,716	30,253	32,103
Non-current deferred income taxes, net	32,880	36,489
Goodwill	7,889	4,014
Acquired intangible assets, net of accumulated amortization of $12,422 and $10,609	12,059	8,332
Other assets	14,865	14,263

Total assets	$381,880	$433,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,511	$13,045
Accrued liabilities	23,340	21,635
Deferred revenue	6,520	10,751

Total current liabilities	42,371	45,431
Non-current income taxes payable	9,521	9,109
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 29,497 and 28,970 issued and outstanding	174,113	168,143
Retained earnings	155,333	210,021
Accumulated other comprehensive income	542	506

Total shareholders’ equity	329,988	378,670

Total liabilities and shareholders’ equity	$381,880	$433,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Dec 29, 2012	Dec 31, 2011	Dec 29, 2012	Dec 31, 2011
Net sales	$37,930	$49,807	$177,051	$208,737
Cost of sales	24,697	28,646	106,645	117,875

Gross profit	13,233	21,161	70,406	90,862
Operating expenses:
Selling, service and administration	11,696	13,944	42,473	45,322
Research, development and engineering	8,730	10,480	28,791	32,456
Legal settlement (proceeds) costs, net	(15,365)	—	(15,365)	550
(Gain) loss on sale of property and equipment, net	(1,226)	—	(1,226)	2
Restructuring costs	—	861	—	861

Net operating expenses	3,835	25,285	54,673	79,191

Operating income (loss)	9,398	(4,124)	15,733	11,671
Non-operating (expense) income:
Gain on sale of previously impaired auction rate securities	—	—	—	2,729
Interest and other (expense) income, net	(5)	47	(64)	(496)

Total non-operating (expense) income	(5)	47	(64)	2,233
Income (loss) before income taxes	9,393	(4,077)	15,669	13,904
Provision for (benefit from) income taxes	2,625	(2,196)	4,634	1,335

Net income (loss)	$6,768	$(1,881)	$11,035	$12,569

Net income (loss) per share – basic	$0.23	$(0.07)	$0.38	$0.44

Net income (loss) per share – diluted	$0.23	$(0.07)	$0.37	$0.43

Weighted average number of shares – basic	29,434	28,849	29,296	28,689

Weighted average number of shares – diluted	30,043	28,849	29,954	29,384

Cash dividends paid per common share	$2.08	$—	$2.24	$—

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2012	Dec 31, 2011	Dec 29, 2012	Dec 31, 2011
Net income (loss)	$6,768	$(1,881)	$11,035	$12,569
Other comprehensive income:
Foreign currency translation adjustment, net of taxes of ($134), $68, $19 and $56	(239)	121	37	401
Reclassification of unrealized gain on auction rate securities	—	—	—	(1,445)
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $1, $1, $4 and $4	3	2	8	6
Net unrealized (loss) gain on available-for-sale securities, net of taxes of ($8), $24, ($5), and $9	(15)	42	(9)	15

Comprehensive income (loss)	$6,517	$(1,716)	$11,071	$11,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three fiscal quarters ended
(In thousands)	Dec 29, 2012	Dec 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,035	$12,569
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,867	8,130
Amortization of acquired intangible assets	1,810	1,307
Share-based compensation expense	6,132	9,546
Provision for doubtful accounts	—	50
(Gain) loss on sale of property and equipment, net	(1,226)	2
Gain on sale of previously impaired auction rate securities	—	(2,729)
Deferred income taxes	4,537	(2,109)
Changes in operating accounts:
Decrease in trade receivables, net	14,315	18,502
Increase in inventories	(11,744)	(6,432)
Decrease in shipped systems pending acceptance	1,002	4,050
Decrease in other current assets	61	2,937
Decrease in accounts payable and accrued liabilities	(912)	(21,219)
Decrease in deferred revenue	(4,343)	(7,660)

Net cash provided by operating activities	27,534	16,944
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(857,435)	(720,961)
Proceeds from sales and maturities of investments	885,818	660,707
Proceeds from sale of auction rate securities	—	6,450
Increase in restricted cash	—	(11,500)
Purchase of property, plant and equipment	(5,127)	(4,198)
Proceeds from the sale of property, plant and equipment	2,020	—
Cash paid for acquisition of Eolite Systems, net of cash acquired	(9,466)	—
Decrease in other assets	403	174

Net cash provided by (used in) investing activities	16,213	(69,328)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(65,723)	—
Stock plan activity, net	73	2,345
Excess tax benefit of share-based compensation	71	519

Net cash (used in) provided by financing activities	(65,579)	2,864
Effect of exchange rate changes on cash	(708)	665

NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,540)	(48,855)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,780	116,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,240	$67,557

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(1,174)	$(4,268)
Income tax refunds received	$651	$132
Dividends declared but not paid	$—	$2,311

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

2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended December 29, 2012 that are of significance to the Company.

3. Restricted Cash

As of December 29, 2012, the Company had restricted cash of $22.3 million, which collateralized commercial letters of credit substituted for the cash bond previously held by the Kaohsiung District Court of Taiwan. The total restricted cash balance of $22.3 million was included in Restricted cash on the Condensed Consolidated Balance Sheets at December 29, 2012 as a current asset. The related litigation was settled in the Company’s favor on November 29, 2012 and cancellation of the letters of credit had not yet been completed as of December 29, 2012. See Note 15 “Legal Proceedings” below for further discussion.

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

The Company granted a total of 552,500 restricted stock unit awards and 5,000 stock options but did not grant any SARs during the first three quarters of 2013. The Company granted a total of 468,900 restricted stock unit awards and 194,000 SARs during the first three quarters of 2012, but did not grant any stock options in that period.

Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2012	Dec 31, 2011	Dec 29, 2012	Dec 31, 2011
Cost of sales	$202	$302	$635	$859
Selling, service and administration	867	1,557	4,145	7,094
Research, development and engineering	413	534	1,579	1,617

Total share-based compensation expense	$1,482	$2,393	$6,359	$9,570

As of December 29, 2012, no share-based compensation expense was capitalized. The Company has $10.4 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted-average period of 1.9 years.

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 29, 2012 and March 31, 2012 was as follows (in thousands):

December 29, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$2,712	$—	$—	$2,712
Government agencies	—	48,200	—	48,200
Commercial paper	—	44,266	—	44,266
Corporate bonds	—	18,090	—	18,090
Municipal bonds	—	1,048	—	1,048
Forward purchase or (sale) contracts:
Japanese Yen	—	429	—	429
New Taiwan Dollar	—	(2)	—	(2)
Korean Won	—	26	—	26
Euro	—	(67)	—	(67)
British Pound	—	28	—	28
Chinese Renminbi	—	(32)	—	(32)
Singapore Dollar	—	(2)	—	(2)

March 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$5,244	$—	$—	$5,244
Commercial paper	—	83,645	—	83,645
Government agencies	—	67,261	—	67,261
Corporate Bonds	—	20,121	—	20,121
Forward purchase or (sale) contracts:
Japanese Yen	—	202	—	202
New Taiwan Dollar	—	(5)	—	(5)
Korean Won	—	(17)	—	(17)
Euro	—	(1)	—	(1)
British Pound	—	20	—	20
Chinese Renminbi	—	(1)	—	(1)

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at December 28, 2012 and March 30, 2012 were utilized to calculate unrealized gain/loss.

During the third quarter of 2013, there were no transfers between Level 1 and Level 2 assets. As of December 29, 2012, the Company did not hold any auction rate securities (ARS) investments. In the first quarter of 2012, the Company sold all of its remaining ARS for approximately $6.0 million and all of its related preferred stock for approximately $0.5 million. These ARS had a total estimated fair value of $5.2 million as of April 2, 2011, which consisted of $10.7 million par value ARS and $4.0 million par value ARS which were converted by the bond issuer to its preferred stock in 2009. The Company recorded a gain of $2.7 million in the first quarter of 2012, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income.

As of December 29, 2012, the Company had $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of December 29, 2012 and March 31, 2012, management had not identified events or circumstances that indicated the investments were impaired; therefore, as presented in Note 8 “Other Assets”, the full carrying value of $9.0 million was included in Other assets on the Consolidated Balance Sheets at December 29, 2012 and March 31, 2012.

Investments

Certain information regarding the Company’s investments at December 29, 2012 and March 31, 2012 was as follows (in thousands):

December 29, 2012		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$44,265	$1	—	$44,266
Government agencies	43,185	14	—	43,199
Corporate bonds	16,827	12	—	16,839
Municipal bonds	1,048	—	—	1,048

	$105,325	$27	$—	$105,352

Available-for-sale securities (non-current):
Government agencies	4,997	4	—	5,001
Corporate bonds	1,252	—	—	1,252

	$6,249	$4	$—	$6,253

March 31, 2012		Unrealized
	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$83,645	$—	$—	$83,645
Government agencies	46,293	5	—	46,298
Corporate Bonds	17,987	51	—	18,038

	$147,925	$56	$—	$147,981

Available-for-sale securities (non-current):
Government agencies	$20,989	$—	$(26)	$20,963
Corporate Bonds	2,070	13	—	2,083

	$23,059	$13	$(26)	$23,046

For purposes of determining gross realized gains and losses, and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income were insignificant as of December 29, 2012 and March 31, 2012.

Underlying maturities of investments at December 29, 2012 were $105.3 million within one year and $6.3 million between one to five years.

6. Inventories

Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Dec 29, 2012	Mar 31, 2012
Raw materials and purchased parts	$54,220	$48,126
Work-in-process	13,116	10,511
Finished goods	12,888	9,418

	$80,224	$68,055

7. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Dec 29, 2012	Mar 31, 2012
Prepaid expenses	$2,620	$2,687
Value added tax receivable	784	1,055
Other	1,159	318

	$4,563	$4,060

8. Other Assets

Other assets consisted of the following:

(In thousands)	Dec 29, 2012	Mar 31, 2012
Minority equity investment	$8,966	$8,966
Consignment and demo equipment, net	4,459	4,394
Other	1,440	903

	$14,865	$14,263

9. Business Acquisitions

On June 14, 2012, the Company acquired Eolite Systems (Eolite), a designer and manufacturer of unique fiber lasers, for $9.7 million in cash for all their outstanding shares. During the first three quarters of 2013, the Company also incurred approximately $0.9 million in acquisition-related costs which are included in Selling, service and administration expenses in the Condensed Consolidated Statements of Operations. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analyses supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value.

The following table presents the allocation of the purchase price of $9.5 million, net of cash acquired, to the assets acquired and liabilities assumed based on their fair values (in thousands):

Investments	$285
Accounts receivable	113
Inventory	1,554
Prepaid expense and other assets	824
Property, plant and equipment	227
Acquired intangibles	5,539
Goodwill	3,875
Accounts payable and accrued liabilities	(1,157)
Short term debt	(1,794)

Total purchase price, net of cash acquired	$9,466

The acquisition provides the Company with direct access to differentiated, higher power laser technology which can be used in a broad set of microfabrication applications. The Company has allocated $3.9 million of the purchase price to goodwill. The premium paid over the fair value of the individual assets acquired and liabilities assumed reflects the Company’s view that this acquisition will increase the Company’s ability to customize lasers to specific customer applications with differentiated capability. None of the goodwill is deductible for tax purposes.

As a result of the acquisition, the Company recorded $5.5 million of identifiable intangible assets including approximately $5.0 million of developed technology, $0.4 million in customer relationships, $0.1 million in trademarks and backlog. The acquired intangibles will be amortized over their useful lives which range from one to nine years.

The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Eolite as it was not material to the Company’s overall financial position.

10. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	Dec 29, 2012	Mar 31, 2012
Payroll-related liabilities	$8,097	$6,446
Product warranty accrual	5,790	4,187
Pension benefit liabilities	2,049	2,110
Professional fees payable	1,907	2,011
Freight accrual	1,680	1,119
Income taxes payable	1,356	1,730
Purchase order commitments and receipts	847	1,473
Value added taxes payable	332	260
Customer deposits	272	385
Restructuring costs payable	10	1,048
Other	1,000	866

	$23,340	$21,635

11. Product Warranty Accrual

The following is a reconciliation of the change in the aggregate accrual for product warranty:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2012	Dec 31, 2011	Dec 29, 2012	Dec 31, 2011
Product warranty accrual, beginning	$6,096	$5,117	$4,187	$4,415
Warranty charges incurred, net	(1,603)	(1,248)	(5,513)	(5,199)
Provision for warranty charges	1,297	768	7,116	5,421

Product warranty accrual, ending	$5,790	$4,637	$5,790	$4,637

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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2012	Dec 31, 2011	Dec 29, 2012	Dec 31, 2011
Deferred revenue, beginning	$9,456	$9,363	$10,751	$16,039
Revenue deferred	5,394	4,267	43,340	33,304
Revenue recognized	(8,330)	(5,246)	(47,571)	(40,959)

Deferred revenue, ending	$6,520	$8,384	$6,520	$8,384

13. Earnings Per Share

The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share data)	Dec 29, 2012	Dec 31, 2011	Dec 29, 2012	Dec 31, 2011
Net income (loss)	$6,768	$(1,881)	$11,035	$12,569

Weighted average shares used for basic earnings per share	29,434	28,849	29,296	28,689
Incremental diluted shares	609	—	658	695

Weighted average shares used for diluted earnings per share	30,043	28,849	29,954	29,384

Net income (loss) per share:
Net income (loss) – basic	$0.23	$(0.07)	$0.38	$0.44

Net income (loss) – diluted	$0.23	$(0.07)	$0.37	$0.43

Awards of options, stock-settled stock appreciation rights (SARs), unvested restricted stock units (RSUs) and shares associated with the Company’s Employee Stock Purchase Plan (ESPP) representing an additional 2.5 million and 4.2 million shares for the third quarter ended December 29, 2012 and December 31, 2011, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

For the three quarters ended December 29, 2012 and December 31, 2011, awards of options, SARs, unvested RSUs and ESPP shares representing an additional 2.3 million and 2.8 million shares, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

14. Product and Geographic Information

Net sales by product type were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2012	Dec 31, 2011	Dec 29, 2012	Dec 31, 2011
Interconnect & Microfabrication Group (IMG)	$30,537	$35,318	$147,506	$134,757
Components Group (CG)	4,071	6,054	19,607	23,349
Semiconductor Group (SG)	3,322	8,435	9,938	50,631

	$37,930	$49,807	$177,051	$208,737

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2012	Dec 31, 2011	Dec 29, 2012	Dec 31, 2011
Asia	$28,928	$42,731	$154,962	$185,550
Americas	6,990	4,515	15,696	14,375
Europe	2,012	2,561	6,393	8,812

	$37,930	$49,807	$177,051	$208,737

15. Legal Proceedings

All Ring Patent Infringement Prosecution

The Company’s proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement were settled in the Company’s favor on November 29, 2012. All Ring paid the Company $475 million New Taiwan Dollars, representing approximately $16.3 million to settle the case, and the case was dismissed. This gain was partially offset by court and legal fees associated with the All Ring litigation and other non-recurring legal matters.

As a part of these proceedings, the Company established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which were collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 29, 2012. The settlement of the proceedings eliminated the need for the Company to maintain the letters of credit, and the Company began the process of closing the letters of credit in December 2012.

In the ordinary course of business, the Company is involved in various other legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

16. Restructuring and Cost Management Plans

In 2012, the Company continued its efforts to reduce its worldwide cost structure through transition of certain procurement and manufacturing activities to Asia and additionally identified and initiated other cost reduction actions. The Company completed these actions as of December 29, 2012. See the Company’s Form 10-K for the year ended March 31, 2012 for additional information related to restructuring and cost management plans.

During the first three quarters of 2013, no additional restructuring costs were incurred. At December 29, 2012, the amount of unpaid restructuring costs is included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring costs payable balance as of March 31, 2012	$1,048
Employee severance and related benefits:
Costs incurred and other adjustments	(92)
Cash payments	(946)

Restructuring costs payable balance as of December 29, 2012	$10

17. Shareholders’ Equity

Share Repurchase Program

On May 15, 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock primarily to offset dilution from equity compensation programs. On December 9, 2011, the Board of Directors terminated the 2008 repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares under this program in either the first three quarters of 2013 or in 2012. There is no fixed completion date for the repurchase program. See the Company’s Form 10-K for the year ended March 31, 2012 for additional information related to these share repurchase programs.

Dividends

On December 9, 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the dividends declared and paid by the Company since adoption of the dividend policy:

Date Declared	Record Date	Payment Date	Amount per Share
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
December 9, 2011	January 27, 2012	February 17, 2012	$0.08

A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful patent settlement. The special dividend should not be considered a recurring event. See Note 15 “Legal Proceedings” above for further discussion.

During the first three quarters of 2013, the Company paid aggregate dividends of $65.7 million.

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

During the quarter, we decided to discontinue our investment in LED package test products as a result of ongoing overcapacity and commodization of the market.

Summary of Sequential Quarterly Results

The financial results of the quarter ended December 29, 2012, which represented the third quarter of 2013, reflected a sequential decline in sales as a result of on-going challenges in many of our markets and timing of design wins in our micromachining business. Revenue decreased to $37.9 million from $80.2 million in the second quarter of 2013 which ended September 29, 2012. Total order volume for the third quarter of 2013 declined to $26.3 million from $35.0 million in the second quarter, primarily driven by the on-going unfavorable macro-economic environment, continued absorption of capacity of flex products ordered earlier in the year, and lower follow on orders related to consumer electronics. In addition, continued overcapacity led to low demand in our memory repair, LED and passive component businesses.

Net sales of $37.9 million for the third quarter of 2013 decreased $42.3 million compared to $80.2 million for the prior quarter. Sales for our Interconnect & Microfabrication Group (IMG) products decreased $38.6 million due to our microfabrication customers absorbing capacity shipped in the first half of 2013. Components Group (CG) decreased $3.8 million as our MLCC customers utilize existing capacity. Semiconductor Group (SG) sales levels remained consistent with the previous quarter.

Gross margin was 34.9% on net sales of $37.9 million for the third quarter of 2013 compared to 41.8% on net sales of $80.2 million for the prior quarter. The decrease was driven by lower production levels and write down of inventory related to discontinuance of our 3800 LED Test platform, partially offset by more favorable product mix.

Net operating expenses of $3.8 million in the third quarter of 2013 decreased $21.8 million compared to the prior quarter. The decrease was due to net legal settlement proceeds of $15.4 million, gain on sale of property and equipment of $1.2 million, a decrease of $1.8 million in research, development and engineering (RD&E), and a decrease of $3.4 million in selling, service and administration (SS&A). RD&E expenses decreased from the prior quarter due to lower variable and share-based compensation expenses and to a lesser extent, lower project materials. SS&A expense decreased primarily due to reduced compensation, professional fees and other variable expenses based on lower business volumes.

Operating income was $9.4 million in the third quarter of 2013, an increase of $1.5 million compared to operating income of $7.9 million in the prior quarter. The increase was primarily due to the legal settlement proceeds and gain on sale of property and equipment offset by lower sales volumes and gross profit as discussed above.

The effective tax rate was 27.9% for the third quarter of 2013, resulting from an income tax provision of $2.6 million, compared to an effective rate of 34.6% for the prior quarter that resulted from an income tax provision of $2.8 million. The decrease in the effective tax rate was primarily due to the fluctuation in quarterly net income between the second and third quarters of 2013, the mix of income and relative tax rates between jurisdictions, the utilization of various tax credits associated with higher income, and a decrease in valuation allowance against state net operating losses.

Net income for the third quarter of 2013 was $6.8 million compared to net income of $5.2 million in the prior quarter. However, income for the quarter was primarily the result of the legal settlement proceeds and gain on sale of property and equipment. Excluding these items, underlying business results would have resulted in an operating loss. Given the underlying results of the quarter, we considered if a triggering event had occurred requiring consideration of impairment of our goodwill, long lived assets and deferred tax assets. We concluded it had not, however our current market capitalization does not substantially exceed our carrying value. These factors have the possibility to lead to impairment in future periods if operating result trends do not improve.

Quarter Ended December 29, 2012 Compared to Quarter Ended December 31, 2011

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Dec 29, 2012	Dec 31, 2011
Net sales	100.0%	100.0%
Cost of sales	65.1	57.5

Gross margin	34.9	42.5
Selling, service and administration	30.8	28.0
Research, development and engineering	23.0	21.1
Legal settlement proceeds, net	(40.5)	—
Gain on sale of property and equipment, net	(3.2)	—
Restructuring costs	—	1.7

Operating income (loss)	24.8	(8.3)
Interest and other (expense) income, net	—	0.1

Income (loss) before income taxes	24.8	(8.2)
Provision for (benefit from) income taxes	7.0	(4.4)

Net income (loss)	17.8%	(3.8)%

Net Sales

Net sales were $37.9 million for the third quarter of 2013, a decrease of $11.9 million or 24% compared to net sales of $49.8 million for the third quarter of 2012. The decrease in revenue was a combination of microfabrication customers absorbing capacity shipped in the first half of 2013 and slow demand for memory repair and LED scribing products.

The following table presents net sales information by product group:

	Fiscal quarter ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$30,537	80.5%	$35,318	70.9%
Components Group (CG)	4,071	10.7	6,054	12.2
Semiconductor Group (SG)	3,322	8.8	8,435	16.9

	$37,930	100.0%	$49,807	100.0%

IMG sales in the third quarter of 2013 decreased $4.8 million or 14% compared to the third quarter of 2012. The decrease was primarily driven by lower year over year demand from our advanced micromachining and flex-circuit customers.

CG sales in the third quarter of 2013 decreased $2.0 million or 33% compared to the third quarter of 2012. The decrease stems from MLCC customers’ continued utilization of existing capacity.

SG sales in the third quarter of 2013 decreased $5.1 million or 61% compared to the third quarter of 2012. The decrease was driven by lower demand for memory repair as customers continue to defer capacity additions. In addition, revenue declined in LED as a result of a continued overcapacity in the industry, especially for makers of LED backlights for display.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$28,928	76.3%	$42,731	85.8%
Americas	6,990	18.4	4,515	9.1
Europe	2,012	5.3	2,561	5.1

	$37,930	100.0%	$49,807	100.0%

Compared to the third quarter of 2012, net sales for the third quarter of 2013 decreased $13.8 million in Asia, increased $2.5 million in the Americas and decreased $0.6 million in Europe. The majority of our systems are sold into Asia as our customers’ manufacturing facilities primarily reside in that region. The decrease in Asia was driven by lower demand for memory repair and LED scribing systems coupled with capacity absorption from our advanced microfabrication and flex interconnect products. Net sales in the Americas and Europe remain a lower percentage of total sales as purchases in these regions are primarily for specialized uses or research and development purposes, as compared to the trend by our Asian customers to source their high-volume manufacturing in that region.

Gross Profit

The following table presents gross profit information:

	Fiscal quarter ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$13,233	34.9%	$21,161	42.5%

Gross profit for the third quarter of 2013 was $13.2 million, a decrease of $8.0 million compared to gross profit of $21.2 million for the third quarter of 2012. Gross profit as a percentage of net sales decreased to 34.9% for the third quarter of 2013 from 42.5% for the third quarter of 2012. The decreases were primarily related to lower volumes, timing of laser repair activities, and write down of inventory related to our 3800 LED Test platform, offset partially by more favorable product mix.

Operating Expenses

The following table presents operating expense information:

	Fiscal quarter ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$11,696	30.8%	$13,944	28.0%
Research, development and engineering	8,730	23.0	10,480	21.1
Legal settlement proceeds, net	(15,365)	(40.5)	—	—
Gain on sale of property and equipment, net	(1,226)	(3.2)	—	—
Restructuring costs	—	—	861	1.7

	$3,835	10.1%	$25,285	50.8%

Selling, Service and Administration

Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.

SS&A expenses were $11.7 million for the third quarter of 2013, down from $13.9 million in the third quarter of 2012. This decrease was primarily attributable to variable expenses due to lower business volumes, labor costs, professional fees, and share-based compensation expense. The decrease in share-based compensation expense is primarily due to lower attainment rate on performance based restricted stock units and the lower grant date fair value for new awards granted in 2013.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment costs and facilities costs. RD&E expenses totaled $8.7 million for the third quarter of 2013, a decrease of $1.8 million compared to the third quarter of 2012. This decrease was primarily due to lower labor costs, professional fees, project materials and other new product development costs, partially offset by the addition of Eolite expenses.

Legal Settlement Proceeds and Costs, net

Legal settlement proceeds and costs, net for the third quarter of 2013 were $15.4 million, which consisted of the All Ring litigation legal settlement proceeds of $16.3 million partially offset by court and legal fees associated with the All Ring litigation and other non-recurring legal matters.

Gain on Sale of Property and Equipment, net

During the third quarter of 2013, we sold a facility located in China, for $2.0 million, resulting in a pre-tax gain of $1.3 million partially offset by loss on disposal of certain fixed assets primarily used in testing and development.

Restructuring Costs

During the third quarter of 2012, we initiated restructuring plans to reduce our worldwide cost structure through transition of certain procurement and manufacturing activities to Asia and additionally identified and initiated other cost reduction actions. As a result of the actions, we recognized $0.9 million of restructuring costs during the third quarter of 2012 which consisted primarily of employee severance and related benefits.

Non-operating Income and Expense

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest income and expense, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees and other miscellaneous non-operating items.

Income Taxes

The following table presents income tax information:

	Fiscal quarter ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Income Tax Provision	Effective Tax Rate	Income Tax (Benefit)	Effective Tax Rate
Income tax provision (benefit)	$2,625	27.9%	$(2,196)	53.9%

The income tax provision for the third quarter of 2013 was $2.6 million on pretax income of $9.4 million, an effective tax rate of 27.9%. For the third quarter of 2012, the income tax benefit was $2.2 million on pretax loss of $4.1 million, an effective tax benefit of 53.9%. The higher effective tax rate for third quarter of 2012 was primarily due to the relative quarterly income levels, the mix of income between jurisdictions and their relative tax rates, and an increase in deductions from federal tax incentives related to higher income in the third quarter.

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

Net Income (Loss)

The following table presents net income information:

	Fiscal quarter ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Net Income	% of Net Sales	Net Loss	% of Net Sales
Net income (loss)	$6,768	17.8%	$(1,881)	(3.8)%

Net income for the third quarter of 2013 was $6.8 million, or $0.23 per basic share and diluted share, compared to a net loss of $1.9 million, or $(0.07) per diluted share for the third quarter of 2012. The increase was primarily due to the net legal settlement proceeds and gain on sale of property and equipment partially offset by lower sales volumes and gross profit in the third quarter of 2013.

Three Quarters Ended December 29, 2012 Compared to Three Quarters Ended December 31, 2011

Results of Operations

The following table presents results of operations data as a percentage of net sales:

	Three fiscal quarters ended
	Dec 29, 2012	Dec 31, 2011
Net sales	100.0%	100.0%
Cost of sales	60.2	56.5

Gross margin	39.8	43.5
Selling, service and administration	24.0	21.7
Research, development and engineering	16.3	15.6
Legal settlement (proceeds) costs, net	(8.7)	0.3
Gain on sale of property and equipment, net	(0.7)	—
Restructuring costs	—	0.4

Operating income	8.9	5.5
Gain on sale of previously impaired auction rate securities	—	1.3
Interest and other income (expense), net	(0.1)	(0.2)

Income before income taxes	8.8	6.6
Provision for income taxes	2.6	0.6

Net income	6.2%	6.0%

Net Sales

Net sales were $177.1 million for the first three quarters of 2013, a decrease of $31.6 million or 15% compared to net sales of $208.7 million for the first three quarters of 2012. The decrease in revenue was primarily driven by continued low demand for SG memory repair and LED scribing products partially offset by an increase in revenue from our flex interconnect products.

The following table presents net sales information by product group:

	Three fiscal quarters ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$147,506	83.3%	$134,757	64.5%
Components Group (CG)	19,607	11.1	23,349	11.2
Semiconductor Group (SG)	9,938	5.6	50,631	24.3

	$177,051	100.0%	$208,737	100.0%

IMG sales in the first three quarters of 2013 increased $12.7 million or 9% compared to the first three quarters of 2012. The increase was primarily driven by shipment of increased flex interconnect orders received in late 2012 and early 2013. Increased sales in the flex-circuit market were driven by strong demand for smart phones and tablets which utilize an increased amount of flex circuitry in their designs.

CG sales in the first three quarters of 2013 decreased $3.7 million or 16% compared to the first three quarters of 2012. The decrease was primarily driven by slowed demand for tooling products.

SG sales in the first three quarters of 2013 decreased $40.7 million or 80% compared to the first three quarters of 2012. The decrease was driven by on-going lower demand for memory repair as customers continue to defer capacity additions. In addition, revenue declined in LED as a result of a continued overcapacity in the industry, especially for makers of LED backlights for display.

The following table presents net sales information by geographic region:

	Three fiscal quarters ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$154,962	87.5%	$185,550	88.9%
Americas	15,696	8.9	14,375	6.9
Europe	6,393	3.6	8,812	4.2

	$177,051	100.0%	$208,737	100.0%

Compared to the first three quarters of 2012, net sales for the first three quarters of 2013 decreased $30.6 million in Asia and $2.4 million in Europe with an increase of $1.3 million in the Americas. The majority of our systems are sold into Asia as our customers’ manufacturing facilities primarily reside in that region. The decrease in Asia was driven by lower demand for memory repair and LED scribing products. In addition, we saw a decline due to our microfabrication and flex interconnect customers utilizing existing capacity. Net sales in the Americas and Europe remain a lower percentage of total sales as purchases in these regions are primarily for specialized uses or research and development purposes, as compared to the trend by our Asian customers to source their high-volume manufacturing in that region.

Gross Profit

The following table presents gross profit information:

	Three fiscal quarters ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$70,406	39.8%	$90,862	43.5%

Gross profit for the first three quarters of 2013 was $70.4 million, a decrease of $20.5 million compared to gross profit of $90.9 million for the first three quarters of 2012. Gross profit as a percentage of net sales decreased to 39.8% for the first three quarters of 2013 from 43.5% for the three quarters of 2012. These decreases were primarily related to lower revenue levels, a less favorable product mix, and write down of inventory related to our 3800 LED Test platform.

Operating Expenses

The following table presents operating expense information:

	Three fiscal quarters ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$42,473	24.0%	$45,322	21.7%
Research, development and engineering	28,791	16.3	32,456	15.6
Legal settlement (proceeds) costs, net	(15,365)	(8.7)	550	0.3
(Gain) loss on sale of property and equipment, net	(1,226)	(0.7)	2	—
Restructuring costs	—	—	861	0.4

	$54,673	30.9%	$79,191	38.0%

Selling, Service and Administration

SS&A expenses were $42.5 million for the first three quarters of 2013, a decrease of $2.8 million compared to the first three quarters of 2012. This decrease was primarily attributable to reduced variable expenses due to lower business volumes, labor costs and share-based compensation expense, partially offset by $0.9 million in acquisition and integration costs for Eolite systems. The decrease in share-based compensation expense primarily resulted from the prior year accelerated expense associated with the Chief Executive Officer’s retirement eligibility date and the lower grant date fair value for new awards granted in 2013.

Research, Development and Engineering

RD&E expenses totaled $28.8 million for the first three quarters of 2013, a decrease of $3.7 million compared to the first three quarters of 2012. This decrease was primarily due to lower labor costs associated with selective decreases in headcount, lower project materials and new product development costs, partially offset by the addition of Eolite expenses.

Legal Settlement Proceeds and Costs, net

Legal settlement proceeds and costs, net for first three quarters of 2013 was $15.4 million, which consisted of the All Ring litigation legal settlement proceeds of $16.3 million partially offset by court and legal fees associated with the All Ring litigation and other non-recurring legal matters. Legal settlement costs for the first three quarters of 2012 were $0.6 million, which consisted of court and legal fees associated with the All Ring litigation and other non-recurring legal matters.

Gain on Sale of Property and Equipment, net

During the third quarter of 2013, we sold a facility in China for $2.0 million, resulting in a pre-tax gain of $1.3 million partially offset by loss on disposal of certain fixed assets primarily used in testing and development.

Restructuring Costs

During the third quarter of 2012, we initiated restructuring plans to reduce our worldwide cost structure through transition of certain procurement and manufacturing activities to Asia and additionally identified and initiated other cost reduction actions. As a result of the actions, we recognized $0.9 million of restructuring costs during the first third quarters of 2012 which consisted primarily of employee severance and related benefits.

Non-operating Income and Expense

Gain on Sale of Previously Impaired Auction Rate Securities (ARS)

During the first quarter of 2012, we sold all of our remaining ARS with a total par value of $14.7 million for approximately $6.5 million. We recorded a total gain of $2.7 million, which included $1.4 million in reclassification of previously recorded unrealized gains out of accumulated other comprehensive income. As of December 29, 2012, we did not hold any ARS investments. See Note 5 “Fair Value Measurements” to the Condensed Consolidated Financial Statements in Item 1 Financial Statements and Supplementary Data for further discussion.

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest income and expense, market gains and losses on assets held for our deferred compensation plan, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees and other miscellaneous non-operating items. Net interest and other expense was $0.1 million for the first three quarters of 2013 compared to net interest and other expense of $0.5 million for the first three quarters of 2012. The decrease in expense was primarily attributable to market gains in 2013 on assets held for our deferred compensation plan and, to a lesser extent, improved interest income.

Income Taxes

The following table presents income tax information:

	Three fiscal quarters ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Income tax provision	$4,634	29.6%	$1,335	9.6%

The income tax provision for the first three quarters of 2013 was $4.6 million on pretax income of $15.7 million generating an effective tax rate of 29.6%. For the first three quarters of 2012, the income tax provision was $1.3 million on pretax income of $13.9 million generating an effective tax rate of 9.6%. The higher effective tax rate for the first three quarters of 2013 was primarily due to the relative level of income, the mix of income between jurisdictions and their relative tax rates, an increase in certain foreign losses subject to valuation, and differences between prior year tax estimates and actual tax results.

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

Net Income

The following table presents net income information:

	Three fiscal quarters ended
(In thousands, except percentages)	Dec 29, 2012		Dec 31, 2011
	Net Income	% of Net Sales	Net Income	% of Net Sales
Net income	$11,035	6.2%	$12,569	6.0%

Net income for the first three quarters of 2013 was $11.0 million, or $0.38 per basic share and $0.37 per diluted share, compared to a net income of $12.6 million, or $0.44 per basic share and $0.43 per diluted share for the first three quarters of 2012. The decrease in net income was primarily due to lower gross profit on lower revenues in the first three quarters of 2013, substantially offset by the legal settlement proceeds and gain on the sale of property and equipment. Net income in 2012 was also higher in part due to the $2.7 million gain on the sale of previously impaired ARS investments.

Financial Condition and Liquidity

At December 29, 2012, our principal sources of liquidity were cash and cash equivalents of $47.2 million, short-term investments of $95.4 million and accounts receivable of $18.6 million. At December 29, 2012, we had a current ratio of 6.55 and held no long-term debt. Working capital of $235.3 million decreased compared to the March 31, 2012 balance of $269.5 million. We also held $6.3 million of non-current investments at December 29, 2012.

In May 2008, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock primarily to offset dilution from equity compensation programs. In December 2011, the Board of Directors terminated the 2008 repurchase program and authorized a new share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program during the first three quarters of 2013 or 2012. There is no fixed completion date for the repurchase program. See the Form 10-K for the year ended March 31, 2012 for additional discussion related to these share repurchase programs.

In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the dividend declared and paid by us since the dividend policy was adopted:

Date Declared	Record Date	Payment Date	Amount per Share
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
December 9, 2011	January 27, 2012	February 17, 2012	$0.08

A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful All Ring patent litigation settlement. The special dividend should not be considered a recurring event. See Note 15 “Legal Proceedings” for further discussion.

During the first three quarters of 2013, we paid aggregate dividends of $65.7 million.

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

Sources and Uses of Cash

Net cash flows provided by operating activities totaled $27.5 million for the three quarters ended December 29, 2012 due to $11.0 million of net income and $18.1 million in non-cash changes offset by $1.6 million of cash outflows from working capital. The cash outflow from working capital was primarily due to an $11.7 million increase in inventory, a $4.3 million decrease in deferred revenue and a $0.9 million decrease in accounts payable and accrued inventory partially offset by a $14.3 million decrease in trade receivables and a $1.0 decrease in shipped systems pending acceptance.

For the three quarters ended December 29, 2012, net cash provided by investing activities of $16.2 million was primarily due to $885.8 million of proceeds from sales and maturities of investments and $2.0 million of proceeds from the sale of property and equipment, partially offset by $857.4 million of purchases of investments, $9.5 million of net cash paid for acquisition of Eolite Systems, and $5.1 million of purchases of property, plant and equipment. Net cash used in financing activities of $65.6 million was the result of $65.7 million of cash dividends paid to shareholders offset by $0.1 million used in employee stock purchase activity and net stock plan activity including employee tax deposits related to stock awards.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All Ring Patent Infringement Prosecution

Our proceedings against All Ring Tech Co., Ltd (All Ring) in Taiwan for alleged patent infringement were settled in ESI’s favor on November 29, 2012. All Ring paid us $475 million New Taiwan Dollars, representing approximately $16.3 million to settle the case, and the case was dismissed. This gain was partially offset by court and legal fees associated with the All Ring litigation and other non-recurring legal matters.

As a part of these proceedings, we established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which were collateralized by $22.3 million of restricted cash. The total restricted cash balance was included in Restricted cash on the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 29, 2012. The settlement of the proceedings eliminated the need for us to maintain the letters of credit, and we began the process of closing the letters of credit in December 2012.

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

Forward-looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to, the following:

Risks Related to Our Competition and Customers

Volatility of Our Customers’ Industries

Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors and light emitting diodes (LEDs) used in consumer electronics, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. In addition, the design win nature of our advanced microfabrication business has resulted in an increase in the volatility of our order and revenue levels. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant downturns in the market for microelectronics, semiconductors, and LEDs used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. For example, starting in the second half of fiscal 2012, we experienced the negative impact of an uncertain economic environment, slower market growth and overcapacity in several of our markets, which resulted in overall lower order and revenue levels. As a result of this uncertain economic environment, our total order volume declined in 2012 compared to 2011. In addition, we believe the semiconductor memory repair market has matured, which will result in lower demand for our memory repair products during up cycles than we have experienced historically. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and United States economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, LEDs and consumer electronics industries.

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

Risks Related to Legal Matters

Protection of Proprietary Rights – Generally

Our success depends significantly upon the protection of our proprietary rights. We attempt to protect our proprietary rights through patents, copyrights, trademarks, maintenance of trade secrets and other measures, including entering into confidentiality agreements. We incur substantial costs to obtain and maintain patents and to defend our intellectual property rights. For example, we initiated litigation against All Ring Tech Co., Ltd. in Taiwan in August 2005 alleging that certain of our patent rights had been violated, which we settled in November 2012. We rely upon the laws of the United States and foreign countries where we develop, manufacture or sell our products to protect our proprietary rights. We may not be successful in protecting these proprietary rights, these rights may not provide the competitive advantages that we expect, or other parties may challenge, invalidate or circumvent these rights.

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

Impairment of Intangible Assets

We held a total of $12.1 million in acquired intangible assets and $7.9 million in goodwill at December 29, 2012. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a qualitative and quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.

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

Reduction or Cessation of Quarterly Dividends

Our Board of Directors first adopted a quarterly dividend policy in December 2011. We intend to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions; funding of research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. Further, the special dividend declared by the Board of Directors in December 2012 should not be considered a recurring event. A reduction or cessation in our quarterly dividend payments could have a negative effect on our stock price.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on June 15, 2010.

3.2	2009 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 19, 2009 (the “May 19 8-K”).

4.1	Rights Agreement, dated as of May 18, 2009, between Electro Scientific Industries, Inc. and Mellon Investor Services. Incorporated by reference to Exhibit 4.1 of the May 19 8-K.

10.1**	2004 Stock Incentive Plan, as amended

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 5, 2013		ELECTRO SCIENTIFIC INDUSTRIES, INC.

	By	/s/ Nicholas Konidaris
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Paul Oldham
Paul Oldham
Vice President of Administration,
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

	By	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)