Form 10-K
period 2013-03-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2013-06-12
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2013
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($12.22) as reported by the NASDAQ Stock Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 29, 2012) was $313,920,997.
The number of shares outstanding of the Registrant’s Common Stock as of June 5, 2013 was 29,732,681 shares.
Documents Incorporated by Reference
The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2013 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2013 FORM 10-K ANNUAL REPORT

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
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2013 reporting period consisted of a 52-week period ending on March 30, 2013, our fiscal 2012 consisted of a 52-week period ending on March 31, 2012 and our fiscal 2011 reporting period consisted of a 52-week period ending on April 2, 2011. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
Business Overview
Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. Our advanced laser systems enable precise structuring of micron to submicron features in components and devices which are used in a wide variety of end products in the consumer electronics, computer, semiconductor, communications and other markets. These features enable our customers to achieve functionality, or improve yield and productivity in their manufacturing processes that can be critical to their profitability. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.
Our advanced laser microfabrication systems allow microelectronics, semiconductor, and other microtechnology manufacturers to physically alter select device features during high-volume production in order to increase performance and improve production yields. Laser microfabrication comprises a set of precise micron-level processes, including drilling, scribing, dicing, singulation, cutting, ablating, trimming, and precision marking on multiple types of materials. These processes require application-specific laser systems that are able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance for flexible and rigid high density interconnect printed circuit boards, semiconductor devices, light emitting diodes (LEDs), advanced semiconductor packaging, touch-panel glass, flat panel liquid crystal displays (LCDs) and other high value components.
Additionally, we produce high-capacity test and inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical and physical tolerances required to perform properly. Lastly, we produce systems that use photonic technology to perform precision inspection for quality control and defect identification.
Industry Overview
The microelectronics and semiconductor industries continue to be driven by demand for advanced features and improved functionality in increasingly smaller and smarter consumer devices. The technologies for consumer electronic devices such as smart phones, tablets, personal computers, mobile computing devices, video game systems and high-definition televisions have developed rapidly as increasingly affordable products have been introduced that offer more functionality in smaller packages. In addition, semiconductor and other advanced technologies are being used in a broadening set of markets and applications, including general lighting, energy, automotive, medical and security.
These dynamics in turn are driving the need for faster, smaller, more complex, less expensive and higher-quality electronic devices and components. To achieve these improvements, component and other device manufacturers are increasing the circuit densities in these devices and investing in new technologies.

For example, smaller and lighter semiconductor devices are driving the need to shrink the physical dimensions of the semiconductor packaging and the high density interconnect (HDI) circuit board on which they are mounted. Higher operating speeds of computers and communication products require more input and output channels within packages and between the packages and the HDI circuit board. These trends require smaller, more accurate, and precisely tapered or shaped holes, known as vias, to create connections between layers and interconnecting devices. The continual trend toward smaller and smarter devices requires the use of an increasing amount of flexible interconnect material between PCBs and other components. These flexible circuits require the smallest and most accurate vias to create the connections between these devices.
In addition, the ability to shrink the actual dimensions of a device is becoming increasingly more difficult, and producers are investing in new technologies, such as stacking thin silicon wafers to create advanced three dimensional (3D) chip packages. We believe this trend will drive additional applications for laser processing, including scribing and dicing of ultra-thin wafers, drilling of through silicon vias (TSV) and scribing of next generation thin films.
Smaller and more complex devices also require more capacitance to be designed into the circuit. This has resulted in a significant increase in the use of smaller, higher-capacitance passive components such as MLCCs. In calendar year 2012, estimated production of MLCCs was nearly 3 trillion units. These MLCCs must be tested electrically and optically to characterize performance and ensure reliability. Automated equipment to test these MLCCs in the manufacturing environment, like our high capacitance tester, can test and sort up to one million parts per hour on parts with dimensions as small as 0.4 by 0.2 millimeters.
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
A significant portion of our business is derived from specialized microfabrication applications. Any material that can be cut, drilled, etched, or otherwise surface treated using a mechanical process can be microfabricated with greater precision and accuracy using a laser-based solution. As consumer electronics and other products or devices become more compact, mechanical processes will not be able to meet the stringent specifications demanded by producers. We believe the capabilities of laser-based solutions for microfabrication will enable our customers to continue to move beyond the limitations of mechanical processes and generate significant growth for us in the future.
Our Solutions
We believe our products address the needs of microelectronics and semiconductor manufacturers by providing them with a high return on their investment due to measurable production benefits such as improved yield, lower cost, higher performance, continued miniaturization and greater reliability.
Our core competencies enable us to design, manufacture, and market a variety of integrated laser-based solutions for microfabrication applications in high-volume manufacturing environments. These core competencies include a deep understanding of laser/material interaction, laser beam positioning, optics and illumination including image processing and optical character recognition, high-speed motion control, small parts handling, proprietary laser technology and systems engineering. We combine this technology expertise with a thorough understanding of our customers’ processes, proprietary laser capabilities, and manufacturing agility to respond rapidly to customer demand to develop and deliver integrated solutions and products that address multiple markets and applications.
Our customers manufacture components, semiconductors, interconnect/packaging devices, displays, LEDs or other parts that serve a wide range of electronic applications. Our systems enable the manufacturing of these components and devices. The primary end-market applications for our customers are consumer electronics, including smart mobile devices such as smart phones and tablets, computers, semiconductor, and LED.
Our Strategy
Our strategy is to leverage our core competencies to be a market leader in laser-based microfabrication for microtechnology industries, including microelectronics, semiconductor and LED. These core competencies, combined with an understanding of our customers’ processes and the use of common platforms, enable us to address a broad range of laser-based applications and end markets within these industries. We intend to focus our efforts on businesses and applications where our differentiated capability enables us to be a market leader. The elements of our strategy are to (1) capture expanding opportunities driven by technology changes and growth in consumer electronics, (2) invest in emerging applications in 3D semiconductor and LED packaging, (3) leverage proprietary laser technology to create competitive advantage, (4) focus on large opportunities with strategic customers, and (5) leverage our flexible platforms into new applications.

Capture expanding opportunities in consumer electronics
Growth in consumer electronics, smart phones, tablets, notebook computers and other smart devices is driving increased miniaturization and complexity of the underlying components and materials, which in turn is creating additional opportunities for laser-based microfabrication. Our strategy is to expand the number of applications we address in the areas of components, enclosures and display technologies within these devices. For example, in 2013 we introduced new capabilities for de-paneling or cutting micro PCB's, low cost laser microfabrication on enclosures, and singulation of next generation strengthened cover glass. We believe growth from consumer electronics applications will be driven by overall growth in the market for these devices, new technologies, and expanding our addressable applications.
Invest in emerging applications in 3D semiconductor and LED packaging
Next generation 3D semiconductor and LED packaging technologies create new opportunities for laser-based processing. Our strategy is to leverage our core competencies and industry experience to invest in development of laser-based tools in the areas of ultra-thin wafers dicing, next generation thin films scribing, advanced packaging micromachining and LED wafer and package singulation. While these technologies are emerging in nature, we believe that they represent significant growth opportunities in the future.
Leverage proprietary laser technology
ESI has been a pioneer in laser/material interaction and has developed deep expertise in the use of multiple types of laser technology to develop customer solutions. Over the last two years we have invested in proprietary laser technology through the acquisitions of Pyrophotonics Lasers Inc. and Eolite Systems. These acquisitions, combined with internally developed capability, provide us with access to tailored pulse fiber technology, high power UV nanosecond, and low cost picosecond fiber lasers with a unique, scalable architecture. Our strategy is to utilize these technologies to enable differentiated capability with our systems, lower cost, and generate incremental revenue for the company.
Focus on large opportunities with key strategic customers
We work with our market-leading, global customers through high-level, multi-disciplinary management and employee teams to define and produce the next generation of manufacturing systems. This requires confidential interaction between the customer and ESI, sharing technology and product roadmaps. Our strategy is to focus on large opportunities within these customers and we believe that growth will be driven both by expanding applications within existing customers and penetrating new customers.
Leverage flexible platforms into new applications
Our key technological capabilities include laser/material interaction, laser beam positioning, optics and illumination, including image processing and optical character recognition, high-speed motion control systems, small parts handling systems and systems integration. These capabilities are incorporated into a series of flexible platforms that have multiple common elements but are tailored to specific applications. Our strategy is to leverage our investment in these platforms to address multiple new applications and market opportunities.
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
Interconnect Via Drilling
For electrical interconnect applications, our laser via micro fabrication systems target applications that require the highest accuracy and smallest via (hole) dimensions to create electrical connections between layers in flexible circuits, high-density circuit boards and IC packages. Our microvia drilling technology addresses the rapidly changing applications in IC packages, multichip modules and HDI circuit boards. Our ultraviolet (UV) laser processing systems employ state-of-the-art technology in lasers, optics and motion control. These products include single-beam and multi-beam systems that produce high-quality vias with the best-in-class placement accuracy for improved yield of packages and substrates.

Advanced Microfabrication
As technologies enable consumer electronics and other devices to become more compact, mechanical processes are not able to meet the stringent specifications demanded by manufacturers. We offer several platforms that enable customers to perform precision drilling, scribing, cutting, etching, routing or marking on many different types of materials and devices including glass, metal, plastic, paint and ceramics. We also offer laser ablation systems that ablate material for identification and analysis applications, including forensics, mineral analysis and research.
In June 2012, we acquired Eolite Systems, a designer and manufacturer of unique high-power fiber lasers in Pessac, France. The acquisition of Eolite provides us access to high power UV nanosecond and low cost picoseconds lasers with a unique, scalable architecture. We believe these lasers can be used internally in a variety of laser microfabrication applications as well as provide potential additional commercial revenue for the company with the ability to customize lasers to specific customer applications with differentiated capability and lower cost.
Semiconductor Group (SG)
Our Semiconductor Group products address multiple applications that utilize laser energy to process materials on wafer-based substrates. This includes traditional silicon wafers, LEDs wafers, and new ultrathin silicon wafers used in the three-dimensional (3D) packaging applications.
Semiconductor Memory Yield Improvement Systems
Our semiconductor memory yield improvement products are designed to cost-effectively enable significant post-repair yield improvements in the manufacturing of dynamic random access memory (DRAM) memory devices. However, slowing bit growth, industry consolidation, and adoption of alternative technologies have resulted in a near saturation of the market. As a result, during fiscal 2013 we announced that this product line would not be significant for us in the future and we took several restructuring actions to refocus our business which resulted in part in a charge against our inventory for these products.
3D Semiconductor Wafer Processing
The advent of 3D chip packaging technologies is driving the need for silicon wafers to become thinner in order to allow for stacking of wafers within the same packaging geometry. As wafers become thinner, they become more challenging to cut into discrete chips using traditional mechanical saws. Our model 9900 uses a laser to dice ultra-thin silicon wafers, those with a thickness of 50 microns or below, and to singulate interposers. In addition, this platform can be used to scribe next generation thin film materials that lend themselves to laser processing. As 3D technologies are developed, we believe the use of lasers will become increasingly important to productivity and performance.
LED Wafer Scribing
Our AccuScribe line of sapphire wafer scribing systems is a key component in the manufacture of LEDs. During production, LEDs are created on a thin wafer of synthetic sapphire crystal that must be broken into individual units at the end of the process. The brittle nature of the sapphire wafer requires that it be carefully cut in order to prevent unwanted fractures, yield losses, and lower light output when the wafer is broken apart into discrete LEDs. The AccuScribe systems use a laser to scribe the wafer with a precise groove between individual LEDs. When mechanical force is applied to the wafer, it fractures along these grooves and allows the wafer to be split apart into discrete LEDs. These systems are capable of scribing both standard and high brightness designs for general illumination applications. In addition, this platform can be used to address singulation of various LED packaging materials.
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
Semiconductor Systems
Subsequent to the end of fiscal year, we acquired the assets of the semiconductor systems business from GSI Group Inc. These products include industry leading wafer marking equipment, wafer and circuit trim tools, and LCD repair tools. Wafer marking equipment is used for serialization and wafer identification by both manufacturers of semiconductor wafers and within semiconductor fabs. Wafer and circuit trim tools are laser systems that adjust the electrical performance of semiconductor devices or hybrid circuits by removing a precise amount of material from one or more circuit components.
Components Group (CG)
We design and manufacture products that combine high-speed small parts handling technology with real-time control systems to provide highly automated, cost-effective inspection solutions for manufacturers of MLCCs and other passive components such as capacitor arrays, inductors, resistors, varistors and hybrid circuits. These components, produced in quantities of trillions of units per year, process analog, digital and high-frequency signals and are used extensively in nearly all electronic products.
We provide several types of products and solutions in this market. Our MLCC test systems employ high-speed handling and positioning techniques to precisely load, test and sort MLCCs based on their electrical energy storage capacity, or capacitance, and their electrical energy leakage, or dissipation factor. Our 35XX series is the most productive tester in the market today. Our latest 3510 model enables high speed testing of the industry’s smallest metric 0402 capacitors used primarily in advanced cell phone and tablet designs. We also produce consumable products such as carrier plates and termination belts, both of which are used to hold MLCCs during the manufacturing and testing process.
Customers
Our top ten customers for 2013, 2012 and 2011 accounted for approximately 61%, 56% and 62% of total net sales, respectively. One customer, Apple Inc. and its affiliates, accounted for approximately 31%, 29% and 24% of total net sales in 2013, 2012 and 2011, respectively. In 2011, Hynix Semiconductor Inc. and Taiyo Yuden Co., Ltd., each individually accounted for approximately 11% of total net sales. No other customer individually accounted for more than 10% of total net sales in 2013, 2012 or 2011.
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
Backlog
Backlog consists of purchase orders for products and spare parts that we expect to ship within 12 months and service contracts for performance generally within 24 months. Backlog does not include deferred system revenue. Backlog was $32.8 million at March 30, 2013 compared to $69.1 million at March 31, 2012, representing a decrease of 52% primarily due to shipping of the significant flex via drilling orders received late in fiscal 2012. The stated backlog is not necessarily indicative of sales for any future period, because of possible order cancellations or deferrals, shipping or acceptance delays, nor does backlog represent any assurance that we will realize a profit from filling the orders.
Research, Development and Technology
We believe that our ability to compete effectively and deliver customer solutions depends, in part, on our ability to maintain and expand our expertise in core technologies and product applications. Our primary core competencies and capabilities include:

•	laser/material interaction;

•	proprietary laser technology;

•	high-speed, micron-level motion control systems;

•	precision optics;

•	image processing and optical character recognition;

•	high-speed, small parts handling;

•	real-time production-line electronic measurement;

•	real-time operating systems; and

•	systems integration.
Our research and development expenditures for 2013, 2012 and 2011 were $37.2 million (17% of net sales), $42.6 million (17% of net sales) and $41.1 million (16% of net sales), respectively.
Competition
Our markets are dynamic, cyclical and highly competitive. The principal competitive factors in our markets are product performance, cost of ownership, ease of use, reliability, service, technical support, product roadmap, price, proprietary technology, manufacturing responsiveness and relationships with customers. We believe that our products compete favorably with respect to these factors. Some of our competitors have greater financial, engineering and manufacturing resources and larger distribution networks than we do. Some of our customers develop, or have the ability to develop, manufacturing equipment similar to our products. Competition in our markets may intensify and our technological advantages may be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.
Our Interconnect & Microfabrication Group competes with laser systems provided by Hitachi Via Mechanics, Ltd., LPKF Laser & Electronics AG, Mitsubishi Electric Corporation, Orbotech Ltd., InnoLas Systems GmbH and several Chinese and Korean companies who compete within their local markets. The principal competitors for our Semiconductor Group are DISCO Corporation, and Laser Solutions, Inc. LCD repair competitors include Quantel USA, Inc. and HOYA Corporation. For the Components Group, our competitors include Humo Laboratory, Ltd. as well as component manufacturers that develop systems for internal use.
Manufacturing and Supply
Our primary production facilities are located in Singapore; Portland, Oregon; and Klamath Falls, Oregon. Our Singapore facility is our primary systems manufacturing facility and manufactures certain IMG, LED, CG and laser ablation products. The Portland facility primarily provides advanced manufacturing and prototype capability. The Klamath Falls facility manufactures CG consumable products. Our Singapore operation is located in a leased facility. As we continue our efforts to streamline the organization and improve efficiencies, we expect a growing percentage of final systems will be shipped from Singapore.
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
Patents and Other Intellectual Property
We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We own 259 United States patents and 524 patents issued outside of the United States as of March 30, 2013. Additionally, as of March 30, 2013, we had 482 patent applications pending in the United States and 1,711 patent applications pending outside of the United States. Although our patents are important, we believe that the competitiveness of our products also depends on the technical competence and innovation of our employees.
We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.
Employees
As of March 30, 2013, we employed 599 people of whom 579 were permanent and 20 were temporary. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.
Environmental Compliance
During fiscal 2013, we retained ISO 14001 certification via a recertification audit for our environmental management system for our Portland, Oregon operations. We do not expect compliance with international, federal, state and local provisions that have been enacted or adopted related to the discharge of materials into the environment or otherwise relating to protection of the environment to have a material effect on our capital expenditures, earnings or competitive position.
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
Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors and light emitting diodes (LEDs) used in consumer electronics, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant downturns in the market for microelectronics, semiconductors, and LEDs used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. For example, starting in the second half of fiscal 2012, we experienced the negative impact of an uncertain economic environment, slower market growth and overcapacity in several of our markets, which resulted in overall lower order and revenue levels. As a result of this uncertain economic environment, our total order volume declined in 2012 compared to 2011 and continued to decline in 2013. In addition, due to changes in the memory repair industry, we do not expect to experience materially increased sales of memory repair systems in future up cycles. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and United States economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, LEDs and consumer electronics industries.
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
Revenues are Largely Dependent on Few Customers
We depend on a few significant customers for a large portion of our revenues. In 2013, our top ten customers accounted for approximately 61% of total net sales, with one customer, Apple Inc. and its affiliates accounting for approximately 31% of total net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue. Furthermore, none of our customers have any long-term obligation to continue to buy our products or services and may therefore delay, reduce or cease ordering our products or services at any time. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected.
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
Reliance on Critical Suppliers
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
Utilization of Contract Manufacturers
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
Charges for Excess or Obsolete Inventory
One factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory that may not be usable under the new strategy, which may also result in material accounting charges. For example, during 2013, we recorded $21.0 million of charges in cost of sales for an inventory write-off associated with discontinued products.
Uncertainties Resulting from Conflict Minerals Regulation
On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The new rule, which is effective for the 2013 calendar year and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold, and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
Risks Related to Our Organization
Operating a Global Business
International shipments accounted for 90% of net sales in 2013, with 85% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including manufacturing facilities in Singapore and China, research and development facilities in Canada, France and Taiwan, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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
We currently benefit from a tax incentive program in Singapore pursuant to which we pay no Singapore income tax with respect to our manufacturing income. The incentive commenced on July 1, 2006 and will continue through June 30, 2016 assuming we are able to satisfy applicable requirements. There is no assurance we will be able to satisfy these requirements. Failure to meet such requirements may lead to reduction in future benefits.
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
Acquisitions and Divestitures
We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our June 2012 acquisition of Eolite Systems. In addition, subsequent to the end of the fiscal year, we acquired the assets of the Semiconductor Systems business from GSI, Group Inc. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

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
Risks Related to Technology
Markets Characterized by Rapid Technological Change
The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes and the requirements of current and potential customers. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. The introduction by us or by our competitors of new or enhanced products, or alternative technologies, may cause our customers to defer, change or cancel orders for our existing products or cease purchasing our products altogether. For example, our semiconductor memory customers are exploring alternative redundancy technologies such as electrical redundancy technology. We believe our historical semiconductor memory customers are converting these technologies into their manufacturing process for newer products, thereby materially reducing the size of the addressable market of our memory yield improvement systems. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technology changes or emerging industry standards. If we are unable to develop new or enhanced products to address product or technology changes or new industry standards on a timely basis or at all, or if our new or enhanced products are not accepted by the market, or if our customers adopt alternative technologies, our business, financial condition and results of operations may be adversely affected.
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
Impairment of Intangible Assets
We held a total of $9.1 million in acquired intangible assets and $7.9 million in goodwill at March 30, 2013. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.
We performed a review of our acquired intangible assets in the fourth quarter of 2013. We identified intangible assets relating to acquired in-process research and development programs from which we no longer expect to derive value. As a result, we accelerated amortization of $2.3 million on acquired intangible assets. There were no other events or circumstances during 2013 that would indicate the carrying value of our long-lived assets may not be recoverable.
We performed our annual goodwill impairment analysis during the fourth quarter of 2013 and determined that it was not “more likely than not” that the fair value of our single reporting unit was less than its carrying value. If at any time management determines that an impairment exists, we will be required to reflect the impaired value as part of operating income, which will result in a reduction in earnings and a corresponding reduction in our net asset value in the period such impairment is identified.
Stock Price Volatility
The market price of our common stock has fluctuated widely. During fiscal 2013, our stock price fluctuated between a high of $15.20 per share and a low of $9.46 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive and administrative headquarters, which houses our primary engineering and marketing functions, advanced manufacturing capability for new products, and manufacturing of select legacy products are located in a four-building complex with 250,800 square feet of space on 15 acres in Portland, Oregon. Additionally, our Components Group (CG) consumable products are manufactured at a 53,000 square foot plant on 31 acres in Klamath Falls, Oregon. We own all of these buildings. We believe the productive capacity of these facilities to be adequate and suitable for the requirements of our business for the foreseeable future.
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
Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
Our common stock trades on the NASDAQ Stock Market under the symbol ESIO. There were approximately 533 shareholders of record as of June 5, 2013, and on that date there were 29,732,681 common shares outstanding. The closing price on June 5, 2013 was $11.30.
The following table shows the high and low closing prices for our common stock as reported on the NASDAQ Stock Market for the fiscal quarters indicated:

Fiscal 2013	High	Low
Quarter 1	$15.20	$10.89
Quarter 2	13.16	10.49
Quarter 3	12.84	9.46
Quarter 4	11.63	9.74

Fiscal 2012	High	Low
Quarter 1	$19.30	$15.19
Quarter 2	19.88	11.81
Quarter 3	14.68	11.10
Quarter 4	16.65	13.84
Share Repurchase Program
On December 9, 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program in 2013. There is no fixed completion date for the repurchase program.
Disclosures related to securities authorized for issuance under our Equity Compensation Plans are incorporated by reference into Item 12 of this annual report on Form 10-K, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, from our Proxy Statement for our fiscal 2013 annual meeting.

Dividends
In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by us since the adoption of the dividend policy:

Date Declared	Record Date	Payable Date	Amount per Share
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
December 9, 2011	January 27, 2012	February 17, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful patent settlement. The special dividend should not be considered a recurring event.
We paid aggregate dividends of $68.1 million and $2.3 million in 2013 and 2012, respectively. Subsequent to the year ended March 30, 2013, the Board of Directors declared an $0.08 per outstanding common share cash dividend on May 9, 2013, payable June 19, 2013 to shareholders of record on June 5, 2013. The estimated amount to be paid as a result of the May 9, 2013 declaration is $2.4 million.
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

Stock Performance Graph
The graph below compares the cumulative 58-month total return to holders of Electro Scientific Industries, Inc. common stock with the cumulative total returns of the S&P 500 Index and the S&P Information Technology Index for the same period. The graph assumes that the value of the investment in Electro Scientific Industries, Inc. common stock and in each of the indices (including reinvestment of dividends) was $100.00 on March 29, 2008 and tracks it through March 30, 2013.
Historical stock price performance should not be relied upon as indicative of future stock price performance.
*$100 invested on 3/29/08 in stock or 3/31/08 index, including reinvestment of dividends. Indexes calculated on month-end basis.

	Cumulative Total Return[1]
	March 29, 2008	March 28, 2009	April 3, 2010	April 2, 2011	March 31, 2012	March 30, 2013
Electro Scientific Industries, Inc.	100.00	38.81	79.17	105.32	93.22	84.33
S&P 500	100.00	61.91	92.72	107.23	116.39	132.64
S&P Information Technology Index	100.00	69.93	110.50	123.63	148.62	146.95

1. Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

 Item 6. Selected Financial Data

(In thousands, except per share data)	2013	2012	2011	2010	2009
Statement of Operations Data
Net sales	$216,625	$254,229	$256,811	$148,893	$157,313
Provision for (benefit from) income taxes[2,6]	39,851	(1,417)	390	(9,778)	(13,627)
Net (loss) income[1,2,3,4,5,6]	(54,716)	4,904	7,934	(11,984)	(51,050)
Net (loss) income per share—basic[1,2,3,4,5,6]	(1.86)	0.17	0.28	(0.44)	(1.89)
Net (loss) income per share—diluted[1,2,3,4,5,6]	(1.86)	0.17	0.28	(0.44)	(1.89)
Cash dividends paid per outstanding common share	2.32	0.08	—	—	—
Balance Sheet Data
Cash and cash equivalents, restricted cash, short-term investments and auction rate securities[7,8,9,10]	$145,057	$198,723	$201,592	$171,320	$161,925
Working capital	194,406	269,532	259,739	253,728	246,910
Net property, plant and equipment	27,894	32,103	39,661	40,590	43,005
Total assets	322,208	433,210	440,167	394,418	384,247
Long-term debt	—	—	—	—	—
Shareholders’ equity	264,142	378,670	362,299	342,662	343,523

1.
Fiscal 2013 included $2.6 million for restructuring costs, which primarily consisted of $1.5 million of employee severance costs and $1.1 million of charges related to asset write-offs. Fiscal 2013 also included $21.0 million of charges in cost of sales for inventory write-offs, $8.1 million for share-based compensation expense, $4.8 million for amortization of acquired intangible assets, including $2.3 million of accelerated amortization, $1.2 million for net gain on sale of property and equipment, and $15.3 million for net legal settlement proceeds.

2.	Fiscal 2013 included a $46.9 million valuation allowance on deferred tax assets.

3.
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

4.
Fiscal 2011 included $9.3 million for share-based compensation expense, $1.4 million for legal settlement costs, $0.8 million for restructuring costs, $2.0 million for amortization of acquired intangible assets, and a gain of $0.7 million from sale of previously impaired auction rate securities.

5.
Fiscal 2010 included $7.7 million for share-based compensation expense, $2.1 million for amortization of acquired intangible assets, a charge of $1.3 million for other-than-temporary impairment of auction rate securities, and a benefit of $4.5 million for net merger termination proceeds.

6.
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

7.	No investments in auction rate securities were held at the end of fiscal 2012 and fiscal 2013.

8.	Fiscal 2011 included auction rate securities at a fair value of $5.2 million.

9.	Fiscal 2010 included auction rate securities at a fair value of $5.0 million.

10.	Fiscal 2009 included auction rate securities at a fair value of $6.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Business
Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. Our advanced laser systems enable precise structuring of micron to submicron features in components and devices which are used in a wide variety of end products in the consumer electronics, computer, semiconductor, communications and other markets. These features enable our customers to achieve functionality, or improve yield and productivity in their manufacturing processes that can be critical to their profitability. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.
Our advanced laser microfabrication systems allow microelectronics, semiconductor, and other microtechnology manufacturers to physically alter select device features during high-volume production in order to increase performance and improve production yields. Laser microfabrication comprises a set of precise micron-level processes, including drilling, scribing, dicing, singulation, cutting, ablating, trimming, and precision marking on multiple types of materials. These processes require application-specific laser systems that are able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance for flexible and rigid high density interconnect printed circuit boards, semiconductor devices, light emitting diodes (LEDs), advanced semiconductor packaging, touch-panel glass, flat panel liquid crystal displays (LCDs) and other high value components.
Additionally, we produce high-capacity test and inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical and physical tolerances required to perform properly. Lastly, we produce systems that use photonic technology to perform precision inspection for quality control and defect identification.
Overview of Financial Results
Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2013 reporting period consisted of a 52-week period ending on March 30, 2013, our fiscal 2012 reporting period consisted of a 52-week period ending on March 31, 2012 and our fiscal 2011 reporting period consisted of a 52-week period ending on April 2, 2011. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
In 2013, we saw a decline in orders primarily due to overcapacity in the semiconductor memory repair, LED, MLCC, and Flex drilling markets. Our total order volume in 2013 was $179.5 million, down approximately 30%, compared to orders of $255.5 million in 2012. While revenue increased from the prior year, orders for our Interconnect & Microfabrication (IMG) products declined due to absorption of capacity for our flex-circuit via drilling products following record orders the prior year and timing of service contract orders. Orders for our Semiconductor Group (SG) decreased on overcapacity, and orders for our Components Group (CG) products increased driven by technology buys for new systems to test next generation capacitors.
Total shipments were $215.8 million in 2013 compared to $251.5 million in 2012. By product group, SG shipments decreased by approximately 69% following capacity buys in 2012 for DRAM memory repair and LED systems while IMG and CG shipments remained relatively flat. Backlog was $32.8 million as of March 30, 2013 compared to $69.1 million as of March 31, 2012 primarily as a result of shipping the record flex via drilling orders received late in fiscal 2012.
Net sales were $216.6 million in 2013 compared to $254.2 million in 2012. This decrease was primarily due to lower demand in SG and CG for memory repair, LED and passive component products, partially offset by increases in IMG sales as a result of shipments of our flex-circuit via drilling following record orders in the fourth quarter of 2012 and demand for our advanced microfabrication systems.
Gross profit was $64.3 million in 2013 compared to $107.7 million in 2012. This decrease was primarily due to $23.3 million of charges in cost of sales for inventory write-offs and accelerated amortization of acquired intangible assets related to our corporate restructuring program, lower production and sales volumes, and product mix. Gross margins were 29.7% on net sales of $216.6 million in 2013 compared to 42.4% on net sales of $254.2 million in 2012.
Net operating expenses of $79.4 million in 2013 decreased $27.1 million from $106.5 million in 2012. This decrease was primarily due to $15.8 million in net legal settlement proceeds, reflected as a credit offset to operating expenses. Additionally, operating expenses decreased from 2012 as a result of a $5.4 million reduction in research, development and engineering, a $2.5 million decrease in selling, service and administration, a $1.2 million decrease in restructuring costs, and a $2.2 million increase in net gain on sale of property. The decrease in research and development was primarily due to lower labor costs from selective headcount reductions, declines in project material costs, and lower depreciation. The decrease in selling, service and administration was primarily attributable to a $2.9 million decrease in share-based compensation expenses. Operating loss was $15.1 million in 2013 compared to operating income of $1.2 million in 2012, a decrease of $16.3 million.

Non-operating income was $0.3 million in 2013 compared to $2.3 million in 2012. The decrease was primarily due to a $2.7 million gain on sale of previously impaired auction rate securities (ARS) included in 2012.
Provision for income taxes was $39.9 million in 2013 compared to a benefit from income taxes of $1.4 million in 2012, due primarily to a $46.9 million valuation allowance recorded in the fourth quarter on our federal and state deferred tax assets. Net loss was $54.7 million in 2013 compared to net income of $4.9 million in 2012, primarily the result of the tax valuation allowance, inventory write-offs, and accelerated amortization of acquired intangible assets recorded in 2013.
Results of Operations
The following table presents results of operations data as a percentage of net sales for the years ended March 30, 2013, March 31, 2012 and April 2, 2011:

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.3	57.6	57.6
Gross profit	29.7	42.4	42.4
Selling, service and administration	25.9	23.0	22.7
Research, development and engineering	17.2	16.8	16.0
Restructuring costs	1.2	1.5	0.3
(Gain) loss on sale of property and equipment, net	(0.6)	0.4	—
Legal settlement (proceeds) costs, net	(7.0)	0.2	0.5
Operating (loss) income	(7.0)	0.5	2.9
Gain on sale of previously impaired auction rate securities	—	1.1	0.3
Interest and other income (expense), net	0.1	(0.2)	0.1
(Loss) income before income taxes	(6.9)	1.4	3.3
Provision for (benefit from) income taxes	18.4	(0.5)	0.2
Net (loss) income	(25.3)%	1.9%	3.1%
Fiscal Year Ended March 30, 2013 Compared to Fiscal Year Ended March 31, 2012
Net Sales
The following table presents net sales information by product group:

	2013		2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$170,360	78.6%	$166,477	65.5%
Components Group (CG)	27,511	12.7	28,976	11.4
Semiconductor Group (SG)	18,754	8.7	58,776	23.1
	$216,625	100.0%	$254,229	100.0%
Net sales for 2013 decreased $37.6 million or 14.8% from net sales for 2012. Sales in IMG increased by 2% while CG and SG decreased by 5% and 68%, respectively.
IMG sales for 2013 increased $3.9 million compared to 2012. The increase in IMG sales was driven by higher sales of our flex-circuit via drilling and advanced microfabrication systems especially in the first half of 2013. Shipments in the flex-circuit and integrated circuit packaging segments of the market has continued to strengthen as a result of growth in portable consumer electronics such as smart phones and tablet computers. Additionally, increased demand for our advanced microfabrication products were driven by new design wins and follow-on orders to expand capacity for existing applications.
CG sales for 2013 decreased $1.5 million compared to 2012. The decrease was primarily driven by end user utilization of existing capacity reflecting only modest growth in the demand for overall electronics, partially offset by technology buys for new systems for next generation MLCC's.
SG sales for 2013 decreased $40.0 million compared to 2012. The decrease in SG revenues was primarily driven by overcapacity and lower sales of our memory repair and LED systems. Within DRAM memory repair, slowing bit growth, industry consolidation, and adoption of alternative technologies have resulted in a near saturation of the market. As a result, during fiscal 2013 we announced that this product line would not be significant for us in the future and took several restructuring actions to refocus our business which resulted in part in a charge against our inventory for these products.
The following table presents net sales information by geographic region:

	2013		2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$186,346	86.0%	$224,100	88.2%
Americas	20,907	9.7	19,448	7.6
Europe	9,372	4.3	10,681	4.2
	$216,625	100.0%	$254,229	100.0%
Gross Profit

	2013		2012
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$64,253	29.7%	$107,691	42.4%
Gross profit was $64.3 million for 2013, a decrease of $43.4 million compared to 2012. This decrease was primarily due to $23.3 million of charges in cost of sales for inventory write-offs and accelerated amortization of acquired intangible assets related to our corporate restructuring program, lower sales and production volumes, and product mix. Gross profit as a percentage of net sales was 29.7% and 42.4% for 2013 and 2012, respectively.
Operating Expenses

	2013		2012
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$56,051	25.9%	$58,555	23.0%
Research, development and engineering	37,196	17.2	42,640	16.8
Restructuring costs	2,612	1.2	3,785	1.5
(Gain) loss on sale of property and equipment, net	(1,226)	(0.6)	966	0.4
Legal settlement (proceeds) costs, net	(15,262)	(7.0)	550	0.2
	$79,371	36.7%	$106,496	41.9%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for 2013 decreased $2.5 million compared to 2012. This decrease was primarily attributable to a $2.9 million decrease in share-based compensation expenses, which was driven by accelerated expenses associated with the Chief Executive Officer's retirement eligibility date in 2012 and decreased attainment in 2013 of performance-based grants. In addition, labor and other variable expenses declined in 2013, but were offset by certain restructuring and Eolite integration expenses.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for 2013 decreased $5.4 million compared to 2012. This decrease was primarily due to lower labor costs from selective headcount reductions, combined with declines in project material costs and depreciation.
Restructuring Costs
In 2013, we initiated a restructuring plan to improve efficiency, transition from memory repair and other legacy products, and focus on laser microfabrication for consumer electronics, emerging technologies related to semiconductor 3D, and proprietary laser technology. The planned completion date for actions to be taken under the plan is December 31, 2013.

The restructuring costs of $2.6 million recognized in 2013 were comprised primarily of $1.5 million of employee severance and related benefits and $1.1 million of charges related to accelerated depreciation on assets that will no longer be utilized.
As part of our globalization strategy, during 2011, we initiated a restructuring plan to reduce our worldwide cost structure through transition of certain procurement and manufacturing activities to Asia. In 2012, we continued our globalization efforts and we additionally identified and initiated other cost reduction actions. As a result of these actions, we recognized $3.8 million of restructuring costs in 2012. We completed these actions December 29, 2012.
The restructuring costs of $3.8 million incurred in 2012 were comprised primarily of $1.9 million in employee severance and related benefits and $1.7 million of accelerated depreciation for certain assets. We shortened the depreciable lives of these assets in the fourth quarter of 2012 largely as a result of consolidating facilities in the United States and Asia.
(Gain) Loss on Sale of Property and Equipment, net
In 2013, we sold a facility located in China, for $2.0 million, resulting in a pre-tax gain of $1.3 million, partially offset by loss on disposal of certain fixed assets primarily used in testing and development. In 2012, as a part of our globalization strategy and cost reduction actions discussed above, we recognized a loss of $1.0 million resulting from disposal of certain fixed assets primarily used in testing and development.
Legal Settlement (Proceeds) Costs, net
Legal settlement proceeds net of costs, were $15.3 million in 2013, which consisted of the All Ring litigation settlement proceeds of $16.3 million partially offset by court and legal fees associated with the All Ring litigation and other non-recurring legal matters. The settlement of these proceedings allowed for the release of $22.3 million of restricted cash in the fourth quarter of 2013.
In 2012, we recognized $0.6 million in legal settlement costs arising from the settlement of an arbitration matter with James Dooley, our former Chief Executive Officer.
Share-Based Compensation
The table of operating expenses shown above includes $7.2 million and $10.4 million of share-based compensation expense for 2013 and 2012, respectively. The decrease in share-based compensation expense was driven by accelerated expenses associated with the Chief Executive Officer's retirement eligibility date in 2012 and decreased attainment in 2013 of performance-based grants.
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

	2013		2012
(In thousands, except percentages)	Interest and Other Income, net	% of Net Sales	Interest and Other Expense, net	% of Net Sales
Interest and other income (expense), net	$253	0.1%	$(437)	(0.2)%
Net interest and other income was $0.3 million in 2013 compared to net interest and other expense of $0.4 million in 2012. The increase was primarily attributable to smaller foreign exchange losses compared to 2012 and increases on market gains on assets held for our deferred compensation plan.

Income Taxes

	2013		2012
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Provision for (benefit from) income taxes	$39,851	(268.1)%	$(1,417)	(40.6)%
The income tax provision for 2013 was $39.9 million on pretax loss of $14.9 million, an effective tax rate of 268.1%. For 2012, the income tax benefit was $1.4 million on pretax income of $3.5 million, an effective rate of 40.6%. In 2013, our effective tax rate was significantly impacted by the valuation allowance established against U.S. deferred tax assets and attributes. We recorded this valuation allowance based on the operating results of the company, significant restructuring of the business, changes in our future forecast for the U.S. jurisdiction, our continued transition of production overseas, and consideration of available tax planning strategies. These factors led us to provide a valuation allowance against our deferred tax assets and attributes, which we believe no longer meet the threshold for recognition.
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
Net (Loss) Income

	2013		2012
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Income	% of Net Sales
Net (loss) income	$(54,716)	(25.3)%	$4,904	1.9%
As a result of the factors discussed above, net loss for 2013 was $54.7 million, or $1.86 per basic and diluted share, compared to net income of $4.9 million, or $0.17 per basic and diluted share for 2012.

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
IMG sales for 2012 increased $42.6 million compared to 2011. The increase in IMG sales was driven by higher sales of our flex-circuit via drilling and advanced microfabrication systems. Demand from the flex-circuit and integrated circuit packaging segments of the market continued to strengthen as a result of growth in portable consumer electronics such as smart phones and tablet computers. Additionally, increased shipments for our advanced microfabrication products were driven by follow-on orders to expand capacity for existing applications.
SG sales for 2012 decreased $20.0 million compared to 2011. The increase in IMG sales was driven by higher sales of our flex-circuit via drilling and advanced microfabrication systems. Demand from the flex-circuit and integrated circuit packaging segments of the market continued to strengthen as a result of growth in portable consumer electronics such as smart phones and tablet computers. Additionally, increased shipments for our advanced microfabrication products were driven by follow-on orders to expand capacity for existing applications.

CG sales for 2012 decreased $25.2 million compared to 2011. The decrease in SG revenues was primarily driven by lower sales of our memory repair systems as a result of slower demand for DRAM and related overcapacity in the DRAM market.
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
Gross profit was $107.7 million for 2012, a decrease of $1.3 million or 1% compared to 2011. Gross profit decreased primarily due to $2.0 million of charges in cost of sales for an inventory write-off associated with discontinued products in the fourth quarter. Gross profit as a percentage of net sales was 42.4% for both 2012 and 2011. While overall gross margins remained flat year over year on similar volumes, excluding the inventory write-off, they improved slightly on favorable product mix.
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
SS&A expenses for 2012 increased $0.3 million compared to 2011. This increase was primarily attributable to a $1.6 million increase in share-based compensation expense, which was driven by accelerated expenses associated with the Chief Executive Officer’s retirement eligibility date and increased estimated attainment of performance-based grants. This increase was largely offset by lower compensation expense.
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
Share-Based Compensation
The table of operating expenses shown above includes $10.4 million and $8.2 million of share-based compensation expense for 2012 and 2011, respectively. The increase in share-based compensation expense was primarily driven by accelerated expenses associated with the Chief Executive Officer’s retirement eligibility date and increased estimated attainment of performance-based grants.

Restructuring Costs
As part of our globalization strategy, during 2011, we initiated a restructuring plan to reduce our worldwide cost structure through transition of certain procurement and manufacturing activities to Asia. In 2012, we continued our globalization efforts and we additionally identified and initiated other cost reduction actions. As a result of these actions, we recognized $3.8 million of restructuring costs in 2012. We completed these actions on December 29, 2012.
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
Legal Settlement Costs
In 2012, we recognized $0.6 million in legal settlement costs arising from the settlement of an arbitration matter with James Dooley, our former Chief Executive Officer.
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
Financial Condition and Liquidity
At March 30, 2013, our principal sources of liquidity were cash and cash equivalents of $88.9 million, short-term investments of $56.1 million and accounts receivable of $31.8 million. At March 30, 2013, we had a current ratio of 4.73 and held no long-term debt. Working capital of $194.4 million decreased $75.1 million compared to the March 31, 2012 balance of $269.5 million. We also held approximately $12.3 million of non-current investments at March 30, 2013. As of March 30, 2013, we have permanently reinvested $25.8 million of foreign earnings primarily related to manufacturing operations in Singapore.
In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by us since adoption of the dividend policy:

Date Declared	Record Date	Payable Date	Amount per Share
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
December 9, 2011	January 27, 2012	February 17, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful patent settlement. The special dividend should not be considered a recurring event.
We paid aggregate dividends of $68.1 million and $2.3 million in 2013 and 2012, respectively. Subsequent to the year ended March 30, 2013, the Board of Directors declared an $0.08 per outstanding common share cash dividend on May 9, 2013. The estimated amount to be paid as a result of the May 9, 2013 declaration is $2.4 million.
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
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program in 2013 or 2012. There is no fixed completion date for the repurchase program.
As of March 30, 2013, we did not hold any ARS investments. During the first quarter of 2012, we sold all of the remaining ARS for approximately $6.0 million and all of the preferred stock for approximately $0.5 million. We recorded a gain of $2.7 million in the first quarter of 2012, which included $1.4 million in reclassification of previously recorded unrealized gain out of accumulated other comprehensive income.

Sources and Uses of Cash
Net cash provided by operating activities totaled $17.1 million for 2013 due to $9.4 million from net income and non-cash items and $7.7 million from net changes within working capital, net of acquisitions. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities within working capital. In 2013, the primary sources of cash inflow from working capital consisted of $3.6 million decreases in inventories, $2.6 million increases in accounts payable and accrued liabilities, $1.2 million decreases in trade receivables, $0.6 million from decreases in other current assets, and $0.4 million decreases in shipped systems pending acceptance, partially offset by $0.7 million decreases in deferred revenue.
In 2013, net cash provided by investing activities of $70.7 million primarily resulted from $61.5 million of proceeds from sales and maturities of investments, net of purchases, and $22.3 million due to the release of restricted cash, partially offset by $9.5 million for the acquisition of Eolite and $4.2 million of net purchases and sales of property, plant and equipment.
In 2013, net cash used by financing activities of $67.1 million primarily resulted from $68.1 million of cash dividends paid to shareholders partially offset by $0.9 million from stock plan activity.
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
The following table summarizes our contractual commitments and obligations as of March 30, 2013, by the fiscal year in which they are due:

(In thousands)	Total	2014	2015	2016	2017	2018	Thereafter
Purchase commitments	$23,359	$23,318	$41	$—	$—	$—	$—
Operating leases	4,719	2,043	1,381	776	172	168	179
	$28,078	$25,361	$1,422	$776	$172	$168	$179
This table does not include $9.2 million of unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows as of March 30, 2013. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.
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

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon such delivery, provided that fulfillment of acceptance criteria can be demonstrated prior to shipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, the relative fair values of any undelivered elements are deferred until the elements are delivered and acceptance criteria are met. Revenues are recorded net of taxes collected which are required to be submitted to government authorities. Installation services are not essential to the functionality of the delivered equipment and installation revenue is deferred until installation is complete. Historically, neither the costs of installation accrued nor the fair value of installation service revenue deferred has been material.
Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance. Revenues related to spare parts and consumable sales are generally recognized upon shipment. Revenues related to maintenance and service contracts are recognized ratably over the duration of the contracts.
Inventory Valuation
We regularly evaluate the value of our inventory based on a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Purchasing requirements and alternative uses for the inventory are explored within these processes to mitigate inventory exposure. Inventory materials with quantities in excess of forecasted usage are reviewed quarterly for obsolescence. Obsolescence write-downs are typically caused by engineering change orders or product life cycle changes.
Research and development product costs are generally expensed as incurred. Engineering materials that are expected to provide future value are generally classified as raw materials inventory.
Finished goods are reviewed quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. When necessary, we record inventory write-downs as an increase to cost of sales based on the above factors and take into account worldwide quantities on hand and forecasted demand into our analysis. Additionally, from time to time, we make strategic decisions to exit or alter product lines which may result in an inventory write-down. If circumstances related to our inventories change, our estimates of the value of inventory could materially change.
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

Accrued Restructuring Costs
We have engaged, and may continue to engage, in restructuring actions, which require us to make estimates in certain areas including expenses for severance and other employee separation costs. Because we have a history of paying severance benefits, expenses and liabilities associated with exit or disposal activities are recognized when probable and estimable. For further discussion on the restructuring activities and related charges in 2013, refer to our discussion of “Restructuring Costs” in the “Results of Operations” section above.
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
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. In the fourth quarter of 2013, we recorded a valuation allowance established against U.S. deferred tax assets and attributes. We recorded this valuation allowance based on the operating results of the company, significant restructuring of the business, changes in our future forecast for the U.S. jurisdiction, our continued transition of production overseas, and consideration of available tax planning strategies. These factors led us to provide a valuation allowance against our deferred tax assets and attributes, which we believe no longer meet the threshold for recognition. Should management’s assumptions and expectations be inaccurate, our financial condition and results of operations could be adversely affected in future periods.
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
Valuation of Cost Method Equity Investments
As of March 30, 2013, minority equity investments included $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period, we determine whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of March 30, 2013, we had not identified any events or circumstances that indicated the investments were impaired; therefore, the full carrying value of $9.0 million was included in Other assets on the Consolidated Balance Sheets.
Valuation of Long-Lived Assets
Long-lived assets, principally property and equipment and identifiable intangibles held and used by us, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the fourth quarter of 2013, we identified intangible assets relating to acquired in-process research and development programs that we no longer expect to derive value from and as a result recorded $2.3 million of accelerated amortization. There were no other events or circumstances during 2013 that would indicate the carrying value of our long-lived assets may not be recoverable.
Valuation of Goodwill
We account for goodwill pursuant to Accounting Standards Codification (ASC) Topic 350 as amended in September 2011 by Accounting Standard Update (ASU) 2011-08, “Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASC ASU 2011-08). ASC Topic 350 requires that goodwill be tested for impairment at least annually. ASC ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. We test goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value. Goodwill was tested for impairment in the fourth quarter of 2013 and as fair value was substantially in excess of book value it was determined that there was no impairment as of March 30, 2013.
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
As of March 30, 2013, we did not hold any auction rate securities (ARS) investments. During the first quarter of 2012, we sold all of our remaining ARS with a total par value of $14.7 million for approximately $6.5 million and recorded a total gain of $2.7 million in the first quarter of 2012 including $1.4 million in reclassification of previously recorded unrealized net gains out of accumulated other comprehensive income.
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

The table below summarizes, by currency, the notional amounts of our forward exchange contracts in U.S. dollars as of March 30, 2013 and March 31, 2012. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalents of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rates at the reporting date.

	Bought (Sold)
(In thousands)	2013	2012
Japanese Yen	$4,136	$6,893
Euro	6,471	192
New Taiwan Dollar	(783)	(600)
Korean Won	(2,654)	(1,438)
British Pound	(4,272)	(2,771)
Chinese Renminbi	(1,542)	(3,562)
Singapore Dollar	$(204)	$—
	$1,152	$(1,286)

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 30, 2013 and March 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended March 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of March 30, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
June 12, 2013

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 30, 2013 and March 31, 2012

(In thousands)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$88,913	$69,780
Restricted cash	—	22,269
Short-term investments	56,144	106,674
Trade receivables, net of allowances of $442 and $390	31,779	32,744
Inventories	63,067	68,055
Shipped systems pending acceptance	1,007	1,360
Deferred income taxes, net	1,682	10,021
Other current assets	3,898	4,060
Total current assets	246,490	314,963
Non-current assets:
Non-current investments	12,329	23,046
Property, plant and equipment, net	27,894	32,103
Non-current deferred income taxes, net	3,766	36,489
Goodwill	7,889	4,014
Acquired intangible assets, net	9,088	8,332
Other assets	14,752	14,263
Total assets	$322,208	$433,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,958	$13,045
Accrued liabilities	24,930	21,635
Deferred revenue	10,196	10,751
Total current liabilities	52,084	45,431
Non-current liabilities:
Income taxes payable	5,982	9,109
Commitments and contingencies (Notes 18 and 21)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 29,583 and 28,970 issued and outstanding	176,631	168,143
Retained earnings	87,228	210,021
Accumulated other comprehensive income, other	283	506
Total shareholders’ equity	264,142	378,670
Total liabilities and shareholders’ equity	$322,208	$433,210
See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 30, 2013, March 31, 2012 and April 2, 2011

(In thousands, except per share amounts)	2013	2012	2011
Net sales	$216,625	$254,229	$256,811
Cost of sales	152,372	146,538	147,862
Gross profit	64,253	107,691	108,949
Operating expenses:
Selling, service and administration	56,051	58,555	58,262
Research, development and engineering	37,196	42,640	41,095
Restructuring costs	2,612	3,785	797
(Gain) loss on sale of property and equipment, net	(1,226)	966	—
Legal settlement (proceeds) costs, net	(15,262)	550	1,367
Net operating expenses	79,371	106,496	101,521
Operating (loss) income	(15,118)	1,195	7,428
Non-operating income (expense):
Gain on sale of previously impaired auction rate securities	—	2,729	708
Interest and other income (expense), net	253	(437)	188
Total non-operating income	253	2,292	896
(Loss) income before income taxes	(14,865)	3,487	8,324
Provision for (benefit from) income taxes	39,851	(1,417)	390
Net (loss) income	$(54,716)	$4,904	$7,934
Net (loss) income per share—basic	$(1.86)	$0.17	$0.28
Net (loss) income per share—diluted	$(1.86)	$0.17	$0.28
Weighted average number of shares—basic	29,357	28,749	28,045
Weighted average number of shares—diluted	29,357	29,461	28,608
Cash dividends paid per outstanding common share	$2.32	$0.08	$—

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME (LOSS)
For the years ended March 30, 2013, March 31, 2012 and April 2, 2011

(In thousands)	2013	2012	2011
Net (loss) income	$(54,716)	$4,904	$7,934
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes of $0, $12, and ($449)	(198)	277	715
Reclassification of unrealized gain on auction rate securities	—	(1,445)	144
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $8, ($15), and $4	9	(23)	(3)
Net unrealized (loss) gain on available-for-sale securities, net of taxes of $0, ($3), and ($15)	(34)	7	27
Comprehensive (loss) income	$(54,939)	$3,720	$8,817

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended March 30, 2013, March 31, 2012 and April 2, 2011

	Common Stock		Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands)	Shares	Amount
Balance at April 3, 2010	27,665	142,369	199,486	807	342,662
Employee stock plans	634	10,568	—	—	10,568
Tax impact of stock options exercised	—	252	—	—	252
Net income	—	—	7,934	—	7,934
Net unrealized gain on securities (net of tax)	—	—	—	27	27
Net unrealized gain on auction rate securities	—	—	—	144	144
Cumulative translation adjustment (net of tax)	—	—	—	715	715
Accumulated other comprehensive loss related to benefit plan obligations (net of tax)	—	—	—	(3)	(3)
Comprehensive income					8,817
Balance at April 2, 2011	28,299	153,189	207,420	1,690	362,299
Cash dividends paid ($0.08 per outstanding common share)	—	—	(2,303)	—	(2,303)
Employee stock plans	671	14,449	—	—	14,449
Tax impact of stock options exercised	—	505	—	—	505
Net income	—	—	4,904	—	4,904
Net unrealized gain on securities (net of tax)	—	—	—	7	7
Reclassification of unrealized gain on auction rate securities to earnings	—	—	—	(1,445)	(1,445)
Cumulative translation adjustment (net of tax)	—	—	—	277	277
Accumulated other comprehensive loss related to benefit plan obligations (net of tax)	—	—	—	(23)	(23)
Comprehensive income					3,720
Balance at March 31, 2012	28,970	168,143	210,021	506	378,670
Cash dividends paid ($2.32 per outstanding common share)	—	—	(68,077)	—	(68,077)
Employee stock plans	613	8,488	—	—	8,488
Tax impact of stock options exercised	—	—	—	—	—
Net loss	—	—	(54,716)	—	(54,716)
Net unrealized loss on securities (net of tax)	—	—	—	(34)	(34)
Cumulative translation adjustment (net of tax)	—	—	—	(198)	(198)
Accumulated other comprehensive income related to benefit plan obligations (net of tax)	—	—	—	9	9
Comprehensive loss					(54,939)
Balance at March 30, 2013	29,583	$176,631	$87,228	$283	$264,142

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 30, 2013, March 31, 2012 and April 2, 2011

(In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(54,716)	$4,904	$7,934
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,905	12,489	10,317
Amortization of acquired intangible assets	4,746	1,722	1,964
Share-based compensation expense	7,861	11,451	9,309
Provision for (recovery of) doubtful accounts	—	50	(150)
Gain on sale of previously impaired auction rate securities	—	(2,729)	—
Loss on sale of property and equipment, net	680	1,007	106
Decrease (increase) in deferred income taxes	40,971	(5,724)	(2,752)
Changes in operating accounts, net of acquisitions:
Decrease (increase) in trade receivables, net	1,232	11,191	(5,755)
Decrease (increase) in inventories	3,564	(4,389)	3,108
Decrease (increase) in shipped systems pending acceptance	353	3,929	(1,183)
Decrease in other current assets	633	2,559	2,228
Increase (decrease) in accounts payable and accrued liabilities	2,550	(16,886)	22,706
(Decrease) increase in deferred revenue	(672)	(5,261)	2,758
Net cash provided by operating activities	17,107	14,313	50,590
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,061,654)	(929,201)	(471,112)
Proceeds from sales and maturities of investments	1,123,156	876,822	509,935
Proceeds from sale of auction rate securities	—	6,450	—
Purchase of property, plant and equipment	(6,213)	(4,937)	(6,556)
Proceeds from sale of property, plant and equipment	2,030	26	—
Decrease (increase) in restricted cash	22,269	(11,500)	55
Cash paid to acquire subsidiaries	(9,466)	—	(8,075)
Minority equity investment	—	—	(782)
Decrease (increase) in other assets	625	(131)	487
Net cash provided by (used in) investing activities	70,747	(62,471)	23,952
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(68,077)	(2,303)	—
Stock plan activity, net	627	2,999	1,259
Excess tax benefit of share-based compensation	307	546	252
Net cash (used in) provided by financing activities	(67,143)	1,242	1,511
Effect of exchange rate changes on cash	(1,578)	284	1,024
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,133	(46,632)	77,077
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,780	116,412	39,335
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,913	$69,780	$116,412
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(21)	$—	$—
Cash paid for income taxes	$(1,823)	$(4,371)	$(2,026)
Income tax refunds received	$890	$132	$3,360
See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Electro Scientific Industries, Inc. together with its wholly-owned subsidiaries (collectively, the Company) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. The Company’s advanced laser systems enable precise structuring of micron to submicron features in components and devices which are used in a wide variety of end products in the consumer electronics, computer, semiconductor, communications and other markets. These features enable the Company’s customers to achieve functionality, or improve yield and productivity in their manufacturing processes that can be critical to their profitability. Founded in 1944, the Company is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.
The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, the fiscal 2013 reporting period consisted of a 52-week period ending on March 30, 2013, the fiscal 2012 reporting period consisted of a 52-week period ending on March 31, 2012 and the fiscal 2011 reporting period consisted of a 52-week period ending on April 2, 2011. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
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
The Company sells a significant portion of its products to a small number of large semiconductor and microelectronics manufacturers. The top ten customers accounted for approximately 61%, 56% and 62% of total net sales in 2013, 2012 and 2011, respectively. One consumer electronics manufacturer accounted for approximately 31%, 29% and 24% of total net sales in 2013, 2012 and 2011, respectively. In 2011, two other customers individually accounted for approximately 11% of total net sales. No other customer individually accounted for more than 10% of total net sales in 2013, 2012 or 2011. The Company’s operating results may be adversely affected if orders and revenues from these key customers decline.
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
The Company’s net investment exposure in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at March 30, 2013 and March 31, 2012 was approximately $56.4 million and $45.5 million, respectively. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately

$5.6 million and $4.6 million at March 30, 2013 and March 31, 2012, respectively. Foreign exchange rate gains or losses on foreign investments as of March 30, 2013 were reflected as a cumulative translation adjustment, net of tax, and do not affect the Company’s results of operations.
The Company’s operations involve a number of other risks and uncertainties including but not limited to those relating to the cyclicality of the semiconductor and microelectronics markets, the effect of general economic conditions, rapid changes in technology and international operations.
Cash Equivalents and Investments
All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. Short-term investments reflect marketable securities that have maturities of less than one year or are subject to immediate pre-payment or call provisions. These securities consist primarily of marketable debt securities and are classified as “available-for-sale securities” and recorded at fair market value. Unrealized gains and losses on short-term investments are recorded as a component of accumulated other comprehensive income (loss). To determine whether any existing impairment is other-than-temporary and requires recognition of an impairment loss in the results of operations, the Company evaluates its marketable securities based on the nature of the investments and the Company’s intent and ability to hold the securities until the securities are no longer in an unrealized loss position.
Restricted Cash
Restricted cash represented cash which collateralized commercial letters of credit substituted for a cash bond previously held by the Kaohsiung District Court of Taiwan related to the Company’s proceedings against All Ring Tech Co., Ltd (All Ring). As a part of these proceedings, the Company established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which were collateralized by $22.3 million of restricted cash. The total restricted cash balance of $22.3 million was included in Restricted cash on the Consolidated Balance Sheets at March 31, 2012 as a current asset. The Company's proceedings against All Ring were settled in the Company's favor on November 29, 2012. The settlement of proceedings eliminated the need for the Company to maintain the letters of credit, and they were closed in March 2013. See Note 21 “Legal Proceedings” below for further discussion.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to establish or modify credit limits. On certain foreign sales, letters of credit are required. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If it is determined or estimated that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.
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
The Company’s purchased patents are amortized over their estimated useful lives, generally 10 to 17 years.
Other purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized on either a straight-line or sum-of-the-years digits method over the estimated useful lives of the intangible assets, which range from 1 to 9 years.
Goodwill Impairment
The Company accounts for goodwill pursuant to Accounting Standards Codification (ASC) Topic 350 as amended in September 2011 by Accounting Standard Update (ASU) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASC ASU 2011-08). ASC Topic 350 requires that goodwill be tested for impairment at least annually. ASC ASU 2011-08 permits an entity to make a quantitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. The Company tests goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value. Goodwill was tested for impairment in the fourth quarter of 2013 and it was determined that there was no impairment as of March 30, 2013.
Other Assets
Other assets include consignment, demonstration (demo) equipment, minority equity investments and long-term deposits.
Consignment, demo and training equipment are recorded at the lower of standard costs or estimated market values, until the assets are sold.
As of March 30, 2013 and March 31, 2012, the Company had a $9.0 million minority equity investment in preferred stock of OmniGuide, Inc. (OmniGuide), a private company, which included $6.0 million of Series D Preferred Stock and $3.0 million of Series E Preferred Stock. These investments are accounted for as cost method investments as the Company does not have the ability to significantly influence OmniGuide. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so. As of March 30, 2013, management had not identified any events or circumstances that indicated the investments were impaired, therefore the full carrying value of $9.0 million was included in other assets on the Consolidated Balance Sheets.
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
Derivative Financial Instruments
The Company’s primary objective for holding derivative financial instruments is to manage currency risk. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. The Company enters into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. The Company does not designate these foreign currency contracts as hedges. The change in fair value of these derivative instruments not designated as hedging instruments is reported each period in other income (expense), net, in our consolidated statement of operations.
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. Revenue is recognized upon such delivery, provided that fulfillment of acceptance criteria can be demonstrated prior to shipment. Where the acceptance criteria cannot be demonstrated prior to shipment, or in the case of substantially new products, revenue is deferred until acceptance has been received. For multiple element arrangements, the relative fair value of any undelivered elements is deferred until the elements are delivered and acceptance criteria are met. Revenues are recorded net of taxes collected which are required to be submitted to government authorities. Installation services are not essential to the functionality of the delivered equipment and installation revenue is deferred until installation is complete. Neither the costs of installation accrued nor the fair value of installation service revenue deferred has been material.
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

Taxes on Unremitted Foreign Income
The Company provides for income taxes on its foreign subsidiaries’ taxable income based on the effective income tax rate in each respective jurisdiction. The Company provides for deferred taxes on the undistributed earnings of a subsidiary, except to the extent that the income is intended to be indefinitely reinvested or remitted in a tax-free liquidation. The only foreign jurisdiction where the Company is permanently reinvested is Singapore. The cumulative amount of earnings upon which U.S. income taxes have not been provided was $25.8 million and $20.9 million as of March 30, 2013 and March 31, 2012, respectively. The unrecognized deferred tax liability related to these earnings was $9.0 million and $7.3 million as of March 30, 2013 and March 31, 2012, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and “other comprehensive income,” which includes charges or credits to equity that are not the result of transactions with shareholders. Comprehensive income (loss) within these consolidated financial statements includes primarily cumulative foreign currency translation adjustments and unrealized gains and losses on securities available for sale. The cumulative translation adjustment included in accumulated other comprehensive income (loss) at March 30, 2013 and March 31, 2012 was $0.4 million and $0.6 million, respectively.
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
Employee Benefit Plans
The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. During 2013 and 2012, contributions to the plan by the Company were $0.3 million and $0.3 million, respectively.
The Company has defined benefit retirement plans at certain of its foreign subsidiaries. The Company accounts for these plans based on the provisions of ASC Topic 715 “Compensation-Retirement Benefits”.
3. Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2011-05 “Comprehensive Income: Presentation of Comprehensive Income” (ASC ASU 2011-05). ASC ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, however, it does not change the items that must be reported in other comprehensive income. ASC ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-

05” (ASC ASU 2011-12). ASC ASU 2011-12 defers the effective date pertaining to the requirement in ASC ASU 2011-05 regarding the reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The adoption of ASC ASU 2011-05, as amended by ASC ASU 2011-12, in the first quarter of 2013 did not have a material effect on the Company’s financial position, results of operations and cash flows.
In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASC ASU 2012-02). ASC ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before performing the quantitative impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity is not required to perform further impairment test and assessment. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The adoption of ASC ASU 2012-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASC ASU 2013-02). ASC ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASC ASU 2013-05 and ASC ASU 2013-12. ASC ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company plans to adopt ASC ASU 2013-02 in the first quarter of fiscal year 2014 and does not expect that this adoption will have a material effect on the measurement of net earnings or other comprehensive income.
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
The 2004 Plan allows for grants of stock options, stock appreciation rights, stock bonuses (including restricted stock units), restricted stock, performance-based awards and dividend equivalents. Stock options and SARs outstanding under the 2004 Plan and the Replaced Plans vest over variable periods determined at the grant date, generally with terms of immediate vesting or up to four years, and expire ten years from the date of grant. Options and SARs issued under the 2004 Plan and the Replaced Plans are exercisable at prices not less than fair market value on the date of the grant. The 2004 Plan prohibits repricing of options and SARs granted without prior shareholder approval. Certain restricted stock units awarded under the 2004 Plan vest based on performance criteria that are tied to the Company’s results of operations, personal performance criteria, and, in certain cases, length of service. Unvested restricted stock awards are credited with dividend equivalents in the form of additional unvested restricted stock units at the same time and in the same amount as dividends paid to shareholders of the Company. The dividend equivalents have the same vesting and terms as the underlying restricted stock award and are subject to forfeiture if related awards do not vest.

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
The Company granted SARs starting in the first quarter of 2010. SARs grant the right to receive shares of the Company’s stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The Company uses the Black-Scholes model to estimate the fair value of SARs. Similar to options, SARs are recorded at the fair value of the award at grant date and the expense is recognized on a straight-line basis over the requisite service period of the award. The Company did not grant any stock options during 2013, 2012 or 2011.
Share-based compensation expense was included in the Company’s Consolidated Statements of Operations as follows:

(In thousands)	2013	2012	2011
Cost of sales	$898	$1,118	$1,084
Selling, service and administration	5,330	8,244	6,688
Research, development and engineering	1,860	2,113	1,554
Total share-based compensation expense	$8,088	$11,475	$9,326
The share-based compensation expense decrease in 2013 compared to 2012 was primarily driven by accelerated expense associated with the Chief Executive Officer’s retirement eligibility date in 2012 and decreased attainment of performance-based grants in 2013. The share-based compensation expense increased in 2012 compared to 2011 was primarily driven by accelerated expenses associated with the Chief Executive Officer’s retirement eligibility date and increased attainment of performance-based grants.
The total amount of cash received from the stock plan awards was $0.6 million, $3.0 million and $1.3 million for 2013, 2012 and 2011, respectively. All stock plan awards are settled with newly issued shares.
No share-based compensation costs were capitalized during 2013. As of March 30, 2013, the Company had $8.6 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 1.8 years.
Valuation Assumptions
The Black-Scholes option pricing model is utilized to determine the fair value of options and SARs granted. The following weighted average assumptions were used in calculating the fair value during the periods presented:

	2013	2012	2011
Risk-free interest rate	1.63%	1.86%	2.08%
Expected dividend yield	2.6%	—%	—%
Expected lives	1.5 years	6.2 years	5.5 years
Expected volatility	47%	45%	47%

The following weighted average assumptions were used to estimate the fair value of ESPP shares issued during the periods presented:

	2013	2012	2011
Risk-free interest rate	0.18%	0.12%	0.34%
Expected dividend yield	3.0%	2.3%	—%
Expected lives	1.1 years	1.1 years	1.1 years
Expected volatility	43%	49%	44%
The risk-free interest rates used are based on the U.S. Treasury yields over the expected terms. In December 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. Accordingly, the Company paid a dividend of $0.08 per outstanding common share in all four quarters of 2013 and in the fourth quarter of 2012. There were no dividends declared or paid during 2011. The expected dividend yield used is derived using a mathematical formula which uses the expected Company annual dividend rate over the expected term divided by the fair value of the Company’s common stock at the grant date.
The expected term and forfeiture estimates for stock options and SARs are based on an analysis of actual exercise behavior. The expected term for the ESPP is the weighted average length of the purchase periods. The Company uses its historical volatility over the estimated expected term as the expected volatility.
At March 30, 2013, the Company had 7,828,817 shares of its common stock reserved for issuance under all of the above plans combined. Of those shares, 4,238,804 are subject to issuance under currently outstanding stock options, SARs and stock awards and 3,590,012 shares, including 537,505 shares available for issuance under the ESPP, are available for future grants. The weighted-average fair-value of share-based compensation awards, including stock option and SAR awards granted and vested during the period, unvested restricted stock unit awards granted during the period and the intrinsic value of stock options and SARs exercised during the period were:

(In thousands, except per share data)	2013	2012	2011
Stock-Option and SAR Awards:
Grant date fair value per share	$4.82	$8.49	$6.35
Total fair value of options and SARs granted	$25	$1,646	$1,220
Total fair value of options and SARs vested	$2,050	$1,845	$1,322
Total intrinsic value of options and SARs exercised	$230	$1,170	$444
Unvested Restricted Stock Unit Awards:
Grant date fair value per share	$8.05	$18.40	$14.18
Total fair value of awards granted	$7,026	$8,985	$7,766
Total fair value of awards vested	$6,266	$5,417	$4,556
Employee Stock Purchase Plan:
Grant date fair value per share	$3.22	$3.85	$2.76
Total grant date fair value	$869	$977	$1,109

Share-Based Payment Award Activity
Information with respect to stock option and SAR activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2012	3,185,956	$19.61
Granted	5,000	12.03
Exercised	(56,915)	8.13
Expired or forfeited	(360,253)	27.41
Outstanding at March 30, 2013	2,773,788	$17.98	3.40	$1,959
Vested and expected to vest at March 30, 2013	2,760,106	$17.99	3.34	$1,955
Exercisable at March 30, 2013	2,396,961	$18.86	2.81	$1,348
Information with respect to unvested restricted stock unit awards activity was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2012	1,157,232	$15.33
Awarded	873,008	8.05
Vested	(478,362)	13.10
Forfeited	(86,862)	13.93
Outstanding at March 30, 2013	1,465,016	$11.80	1.48	$16,188
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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 30, 2013 and March 31, 2012 was as follows (in thousands):

March 30, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$9,457	$—	$—	$9,457
Commercial paper	—	51,443	—	51,443
Government agencies	—	29,646	—	29,646
Corporate Bonds	—	18,396	—	18,396
Municipal Bonds	—	3,389	—	3,389
Forward purchase or (sale) contracts:
Japanese Yen	—	176	—	176
New Taiwan Dollar	—	(10)	—	(10)
Korean Won	—	(46)	—	(46)
Euro	—	100	—	100
British Pound	—	38	—	38
Chinese Renminbi	—	(1)	—	(1)
Singapore Dollar	—	(12)	—	(12)

March 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$5,244	$—	$—	$5,244
Commercial paper	—	83,645	—	83,645
Government agencies	—	67,261	—	67,261
Corporate Bonds	—	20,121	—	20,121
Forward purchase or (sale) contracts:
Japanese Yen	—	202	—	202
New Taiwan Dollar	—	(5)	—	(5)
Korean Won	—	(17)	—	(17)
Euro	—	(1)	—	(1)
British Pound	—	20	—	20
Chinese Renminbi	—	(1)	—	(1)
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at March 30, 2013 and March 31, 2012 were utilized to calculate fair values.
During 2013, there were no transfers between Level 1 and Level 2 assets.
As of March 30, 2013 and March 31, 2012, the Company did not hold any level 3 assets. The Company's level 3 assets had consisted of ARS and preferred stock acquired through the conversion of ARS. As none of the Company’s ARS traded through the auction process, estimated fair values were based primarily upon the income approach using a discounted cash flow model which took into account the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates that reflect current market conditions; (iii) consideration of the probabilities of default, restructuring or redemption by the issuer (trigger events); (iv) estimates of the recovery rates in the event of default for each security; (v) the financial condition, results, ratings of and financial claims on the bond insurers and issuers; and (vi) the underlying trust assets of the securities.
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

The following table illustrates the activity related to credit loss on ARS from April 3, 2010 to March 30, 2013:

(In thousands)	Credit Loss
Balance at April 3, 2010	$(13,980)
Other-than-temporary impairment recognized as credit loss	—
Sales of ARS	3,001
Balance at April 2, 2011	(10,979)
Other-than-temporary impairment recognized as credit loss	—
Sales of ARS	10,979
Balance at March 31, 2012	—
Other-than-temporary impairment recognized as credit loss	—
Sales of ARS	—
Balance at March 30, 2013	$—
The following table illustrates Level 3 activity from April 2, 2011 to March 30, 2013:

(In thousands)	Auction Rate Securities	Preferred Stock	Total
Fair Value, April 2, 2011	$5,166	$—	$5,166
Sales of ARS	(5,967)	(483)	(6,450)
Realized gains, included in non-operating income (expense)	2,246	483	2,729
Reclassifications out of accumulated other comprehensive income	(1,445)	—	(1,445)
Fair Value, March 31, 2012	—	—	—
Sales of ARS	—	—	—
Realized gains, included in non-operating income (expense)	—	—	—
Reclassifications out of accumulated other comprehensive income	—	—	—
Fair Value, March 30, 2013	$—	$—	$—
As of March 30, 2013, the Company had $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of March 30, 2013 and March 31, 2012, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 12 “Other Assets”, the full carrying value of $9.0 million was included in Other assets on the Consolidated Balance Sheets at March 30, 2013 and March 31, 2012.

Investments
Certain information regarding the Company’s investments at March 30, 2013 and March 31, 2012 was as follows (in thousands):

		Unrealized
March 30, 2013	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$51,443	$—	$—	$51,443
Government agencies	26,556	8	—	26,564
Corporate bonds	10,473	7	—	10,480
Municipal bonds	2,058	—	—	2,058
	$90,530	$15	$—	$90,545
Available-for-sale securities (non-current):
Corporate Bonds	$7,923	$—	$(7)	$7,916
Government agencies	3,082	—	—	3,082
Municipal bonds	1,330	1	—	1,331
	$12,335	$1	$(7)	$12,329
		Unrealized
March 31, 2012	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$83,645	$—	$—	$83,645
Government agencies	46,293	5	—	46,298
Corporate bonds	17,987	51	—	18,038
	$147,925	$56	$—	$147,981
Available-for-sale securities (non-current):
Government agencies	$20,989	$—	$(26)	$20,963
Corporate bonds	2,070	13	—	2,083
	$23,059	$13	$(26)	$23,046
In addition to the sales of ARS, the Company sold certain available-for-sale securities for approximately $3.5 million at cost during 2012.
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of March 30, 2013 and March 31, 2012.
Underlying maturities of investments at March 30, 2013 were $90.5 million within one year and $12.3 million between one to five years.
6. Business Acquisition
Fiscal 2013
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

The following table presents the allocation of the purchase price of $9.5 million, net of cash acquired, to the assets acquired and liabilities assumed based on their fair values (in thousands):

Investments	$285
Accounts receivable	113
Inventory	1,554
Prepaid expense and other current assets	824
Property, plant and equipment	227
Acquired intangibles	5,539
Goodwill	3,875
Accounts payable and accrued liabilities	(1,157)
Short term debt	(1,794)
Total purchase price, net of cash acquired	$9,466

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
As a result of the acquisition, the Company recorded $5.5 million of identifiable intangible assets including approximately $5.0 million of developed technology, $0.4 million in customer relationships, and $0.1 million in trademarks and backlog. The acquired intangibles will be amortized over their useful lives which range from one to nine years.
The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Eolite as it was not material to the Company’s overall financial position.
Fiscal 2011
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
As a result of the acquisition, the Company recorded $3.6 million of identifiable intangible assets, including $3.2 million of in-process research and development (IPR&D) at the date of the acquisition. The IPR&D program consisted of three laser platforms with primary focus on PyroFlex-25. The PyroFlex-25 is a unique pulse-programmable fiber laser platform designed to serve a broad range of industrial applications.  In the fourth quarter of 2013, the Company accelerated amortization on portions of this program where future value is no longer anticipated. See Note 11 "Acquired Intangible Assets" for additional discussion.
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
The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of PyroPhotonics as it was not material to the Company’s overall financial position.
7. Inventories
The components of inventories at March 30, 2013 and March 31, 2012 were as follows:

(In thousands)	2013	2012
Raw materials and purchased parts	$44,332	$48,126
Work-in-process	8,985	10,511
Finished goods	9,750	9,418
	$63,067	$68,055

In 2013, the Company recorded a charge against inventory related to write-offs associated with discontinued products. See Note 24 "Restructuring and Cost Management Plans" for further discussion.
8. Other Current Assets
Other current assets at March 30, 2013 and March 31, 2012 consisted of the following:

(In thousands)	2013	2012
Prepaid expenses	$2,240	$2,687
Value added tax receivable	763	1,055
Other	895	318
	$3,898	$4,060
9. Property, Plant and Equipment
Property, plant and equipment as of March 30, 2013 and March 31, 2012 consisted of the following:

(In thousands)	Estimated Useful Lives	2013	2012
Land	n/a	$3,118	$3,118
Buildings and improvements	3 to 40 years	42,079	41,191
Machinery and equipment	3 to 10 years	48,269	57,277
Computer equipment and software	1 to 7 years	33,162	32,233
		126,628	133,819
Less accumulated depreciation		(98,734)	(101,716)
		$27,894	$32,103
Depreciation expense totaled $9.2 million, $12.5 million and $10.3 million in 2013, 2012 and 2011, respectively. In 2012 and 2013, the Company recorded charges against property, plant and equipment related to cost management and restructuring efforts. See Note 24 "Restructuring and Cost Management Plans" for further discussion.

10. Goodwill
As of March 30, 2013 and March 31, 2012, the Company had $7.9 million and $4.0 million in goodwill, respectively. The goodwill balance is comprised of $3.9 million from the Eolite acquisition in 2013 and $4.0 million from the PyroPhotonics acquisition in 2011. As a result of the acquisitions, the Company recorded $9.1 million of identifiable intangible assets and $7.9 million of goodwill. See Note 6 “Business Acquisition” for additional discussion.
11. Acquired Intangible Assets
Acquired intangible assets as of March 30, 2013 and March 31, 2012 consisted of the following:

(In thousands, except years)	Weighted Average Useful Life (In years)	2013	2012
Developed technology	7.8	$13,073	$8,100
Customer relationships	5.6	3,154	2,700
Customer backlog	1	750	700
Trade name and trademarks	3	463	400
Fair value of below-market lease (non-current portion)	3.8	310	310
Change of control agreements	1	100	100
Patents	13.1	3,427	3,427
In-process research and development[1]	Indefinite	3,204	3,204
		24,481	18,941
Less accumulated amortization		(15,393)	(10,609)
Total non-current acquired intangible assets		9,088	8,332
Fair value of below-market lease (current portion)		—	110
Less accumulated amortization		—	(110)
Total acquired intangible assets		$9,088	$8,332
 1. In the fourth quarter of 2013, the Company identified IPR&D programs that we no longer expect to derive value from. As a result, the Company accelerated amortization of $2.3 million on these assets. See Note 6 “Business Acquisition” for additional discussion on these IPR&D programs.
Amortization expense for acquired intangible assets has been recorded on the Consolidated Statements of Operations as follows:

(In thousands)	2013	2012	2011
Cost of sales	$4,239	$1,157	$1,157
Selling, service and administration	305	315	576
Research, development and engineering	240	250	231
	$4,784	$1,722	$1,964
The estimated amortization expense for acquired intangible assets in future years is as follows (in thousands):

Year	Amortization
2014	$2,160
2015	1,441
2016	949
2017	909
2018	906
Future years	2,723
$9,088
The above table excludes estimated amortization expense on certain in-process research and development assets as the project completion dates are not known as of March 30, 2013.

12. Other Assets
Other assets consisted of the following as of March 30, 2013 and March 31, 2012:

(In thousands)	2013	2012
Minority equity investment	$8,966	$8,966
Consignment and demo equipment, net	4,263	4,394
Other	1,523	903
	$14,752	$14,263
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
Net deferred tax assets at March 30, 2013 and March 31, 2012 consisted of the following:

(In thousands)	2013	2012
Deferred tax assets and liabilities:
Current
Inventory valuation and warranty costs	$11,779	$5,660
Receivables and other current assets	(217)	(257)
Payroll-related accruals	1,901	1,367
Accrued liabilities	2,226	1,097
Deferred revenue	3,182	3,897
Other	15	642
Total current deferred tax assets	18,886	12,406
Valuation allowance, current	(17,204)	(2,385)
Net current deferred tax assets	$1,682	$10,021
Non-current
Deferred compensation	$6,745	$6,497
Intangible assets and investments	(1,431)	(6)
Accrued liabilities	523	722
Property, plant and equipment	4,967	3,975
Other comprehensive income	(302)	(303)
Tax loss and credit carryforwards	36,442	32,408
Other	427	1,880
Total non-current deferred tax asset	47,371	45,173
Valuation allowance, non-current	(43,605)	(8,684)
Net non-current deferred tax assets	$3,766	$36,489
Total deferred tax assets	$66,257	$57,579
Total valuation allowance	(60,809)	(11,069)
Net deferred tax assets	$5,448	$46,510

As of March 30, 2013, the Company had approximately $40.1 million in tax assets resulting from federal, state and foreign net operating losses and tax credits. A detailed breakdown of the net operating loss carryforwards, net of tax, and tax credits at March 30, 2013 and March 31, 2012 was as follows:

(In thousands)	2013	2012
Federal net operating losses	$—	$1,308
State net operating losses	2,863	3,004
Foreign operating losses and tax credits	9,923	3,099
Federal research credits	17,633	15,010
State research credits	4,439	4,630
Federal minimum tax credit	1,171	1,246
Federal capital losses	4,038	4,111
	$40,067	$32,408
The state net operating losses expire on various dates through fiscal 2032. The majority of the foreign tax credits expire on various dates through fiscal 2023. The federal and most of the state research credits expire on various dates through fiscal 2033. Certain state research credits and the federal minimum tax credits are available indefinitely. The state net operating losses and credits are reflected net of their federal tax impact.

A valuation allowance is required by U.S. generally accepted accounting principles ("GAAP") if it is more likely than not that all or a part of a deferred tax asset will not be realized in the future. A valuation allowance of $60.8 million and $11.1 million was recorded as of March 30, 2013 and March 31, 2012, respectively. The valuation allowance increased by $49.7 million in 2013. This increase was primarily related to the valuation allowance recorded in the fourth quarter on the Company's federal and state deferred tax assets. In 2013, the Company's effective rate was significantly impacted by the valuation allowance established against our U.S. deferred tax assets and attributes. The Company recorded this valuation allowance based on its operating results, significant restructuring of the business, changes in the Company's future forecast for its U.S. jurisdiction, the Company's continued transition of production overseas, and consideration of available tax planning strategies. These factors led it to provide a valuation allowance against its deferred tax assets and attributes, which the Company believes no longer meet the threshold for recognition.
The components of income before income taxes and the provision for (benefit from) income taxes, all from continuing operations, were as follows:

(In thousands)	2013	2012	2011
(Loss) income before income taxes:
Domestic	$(16,935)	$(3,298)	$(1,118)
Foreign	2,070	6,785	9,442
Total (loss) income before income taxes	$(14,865)	$3,487	$8,324
(Benefit from) provision for income taxes:
Current:
U.S. federal and state	$(2,978)	$2,287	$1,579
Foreign	1,767	2,093	1,214
	(1,211)	4,380	2,793
Deferred:
U.S. federal and state	40,055	(5,221)	(2,024)
Foreign	1,007	(576)	(379)
	41,062	(5,797)	(2,403)
Total provision for (benefit from) income taxes	$39,851	$(1,417)	$390
The portion of the tax benefit derived from stock-based compensation that is allocated as common stock was zero in 2013, $0.5 million in 2012, and $0.3 million in 2011, respectively.

A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate was as follows:

	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	(7.7)	0.1
Tax credits	11.3	(72.2)	(12.1)
Domestic production and export tax incentives	3.7	—	(2.4)
Non-U.S. income taxed at different rates	8.4	(16.0)	(23.3)
Changes in unrecognized tax benefits	3.6	21.1	4.6
Change in valuation allowance	(327.2)	(9.4)	(0.4)
Stock compensation	(3.6)	5.2	2.5
Other, net	(0.4)	3.4	0.7
	(268.1)%	(40.6)%	4.7%
The Company currently benefits from a Pioneer Tax Incentive in Singapore. The incentive commenced on July 1, 2006 and will continue through June 30, 2016 assuming the Company is able to satisfy applicable requirements.
The Company operates globally but considers its significant tax jurisdictions to include Canada, China, France, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States. As of March 30, 2013, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Canada	2011 and forward
China	2003 and forward
France	2010 and forward
Japan	2006 and forward
Korea	2008 and forward
Singapore	2009 and forward
Taiwan	2008 and forward
United Kingdom	2008 and forward
United States	2004 and forward
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits for the years ended March 30, 2013 and March 31, 2012 was as follows:

(In thousands)	2013	2012
Beginning unrecognized tax benefits balance	$8,613	$8,016
Gross increases for tax positions of prior years	109	78
Gross decreases for tax positions of prior years	(581)	—
Gross increases for tax positions for current year	1,069	519
Ending unrecognized tax benefits balance	$9,210	$8,613
The unrecognized tax benefits were presented as short-term and long-term income taxes payable on the Consolidated Balance Sheets as of March 30, 2013 and March 31, 2012. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9.2 million as of March 30, 2013 and $8.6 million at March 31, 2012. The total amount of unrecognized tax positions that offset deferred tax assets was $4.1 million and $2.7 million as of March 30, 2013 and March 31, 2012, respectively. The Company expects a $0.6 million decrease in unrecognized tax benefits within the next twelve months from the lapse in statutes of limitation. The Company also expects the annual increases to be consistent with prior years and does not anticipate any significant changes in unrecognized tax benefits in the next twelve months as the result of examinations.

14. Accrued Liabilities
Accrued liabilities consisted of the following at March 30, 2013 and March 31, 2012:

(In thousands)	2013	2012
Payroll-related liabilities	$7,918	$6,446
Product warranty accrual	5,411	4,187
Purchase order commitments and receipts	2,533	1,473
Pension benefit liabilities	1,501	2,110
Professional fees payable	1,322	2,011
Freight accrual	646	1,119
Income taxes payable	2,884	1,730
Restructuring costs payable	485	1,048
Customer deposits	225	385
Value added taxes payable	258	260
Other	1,747	866
	$24,930	$21,635
15. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual for 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Product warranty accrual, beginning	$4,187	$4,415	$2,576
Warranty charges incurred, net	(7,381)	(7,200)	(6,818)
Provision for warranty charges	8,605	6,972	8,657
Product warranty accrual, ending	$5,411	$4,187	$4,415
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
16. Deferred Revenue
The following is a reconciliation of the changes in deferred revenue for 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Deferred revenue, beginning	$10,751	$16,039	$13,193
Revenue deferred	54,535	48,917	37,120
Revenue recognized	(55,090)	(54,205)	(34,274)
Deferred revenue, ending	$10,196	$10,751	$16,039
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
At March 30, 2013 and March 31, 2012, the Company had net forward exchange contracts to purchase (sell) foreign currencies totaling $1.2 million and $(1.3) million, respectively. In general, these contracts mature in less than six months and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal.

The table below summarizes, by currency, the notional amounts of forward exchange contracts in U.S. dollars as of March 30, 2013 and March 31, 2012. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalents of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rates as of March 30, 2013 and March 31, 2012.

	Bought (Sold)
(In thousands)	2013	2012
Japanese Yen	$4,136	$6,893
Euro	6,471	192
New Taiwan Dollar	(783)	(600)
Korean Won	(2,654)	(1,438)
British Pound	(4,272)	(2,771)
Chinese Renminbi	(1,542)	(3,562)
Singapore Dollar	$(204)	$—
	$1,152	$(1,286)
18. Commitments and Contingencies
The aggregate minimum commitment obligation under operating leases beyond March 30, 2013 was as follows (in thousands):

Year	Operating Leases
2014	$2,043
2015	1,381
2016	776
2017	172
2018	168
Thereafter	179
$4,719
The Company leases certain equipment, automobiles, manufacturing and office space under operating leases, which are non-cancelable and expire on various dates through fiscal 2016. Rental expense for all operating leases was $2.6 million, $2.3 million and $2.3 million in 2013, 2012 and 2011, respectively.
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
19. (Loss) Earnings Per Share
The following was a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for 2013, 2012 and 2011:

(In thousands, except per share data)	2013	2012	2011
Net (loss) income	$(54,716)	$4,904	$7,934
Weighted average shares used for basic earnings per share	29,357	28,749	28,045
Incremental diluted shares	—	712	563
Weighted average shares used for diluted earnings per share	29,357	29,461	28,608
Net (loss) income per share:
Net (loss) income—basic	$(1.86)	$0.17	$0.28
Net (loss) income—diluted	$(1.86)	$0.17	$0.28

Awards of options, stock appreciation rights (SARs) and unvested restricted stock units (RSUs) representing an additional 3.4 million, 2.7 million and 2.9 million shares of stock for 2013, 2012 and 2011, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
20. Shareholders’ Equity
Share Repurchase Program
On December 9, 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares under this program in 2012 or 2013. There is no fixed completion date for the repurchase program.
Dividends
In December 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by the Company since adoption of the dividend policy:

Date Declared	Record Date	Payable Date	Amount per Share
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
December 9, 2011	January 27, 2012	February 17, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful patent settlement. The special dividend should not be considered a recurring event.
The Company paid aggregate dividends of $68.1 million and $2.3 million in 2013 and 2012, respectively. Subsequent to the year ended March 30, 2013, the Board of Directors declared an $0.08 per outstanding common share cash dividend on May 9, 2013. The estimated amount to be paid as a result of the May 9, 2013 declaration is $2.4 million.
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
The Company’s proceedings were settled in the Company’s favor on November 29, 2012. All Ring paid the Company $475 million New Taiwan Dollars, representing approximately $16.3 million to settle the case, and the case was dismissed. This gain was partially offset by court and legal fees associated with the All Ring litigation and other non-recurring legal matters and is included in legal settlement proceeds, net, in the Consolidated Statements of Operations.
As a part of these proceedings, the Company established three letters of credit for approximately $19.5 million in July 2009, September 2009 and June 2011, which were collateralized by $22.3 million of restricted cash. The total restricted cash balance of $22.3 million was included in Restricted cash on the Consolidated Balance Sheets at March 31, 2012 as a current asset. In 2013, the settlement of the proceedings eliminated the need for the Company to maintain the letters of credit, and the Company closed the letters of credit during the fourth quarter.
Legal Settlement
The company recognized $0.6 million and $1.4 million in legal settlements costs in 2012 and 2011, respectively, arising from the settlement of an arbitration matter with James Dooley, our former Chief Executive Officer.

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
23. Product and Geographic Information
Net sales by product type were as follows:

(In thousands)	2013	2012	2011
Interconnect & Microfabrication Group (IMG)	$170,360	$166,477	$123,888
Components Group (CG)	27,511	28,976	54,184
Semiconductor Group (SG)	18,754	58,776	78,739
	$216,625	$254,229	$256,811
Net sales by geographic area, based on the location of the end user, were as follows:

(In thousands)	2013	2012	2011
Asia	$186,346	$224,100	$229,420
Americas	20,907	19,448	15,647
Europe	9,372	10,681	11,744
	$216,625	$254,229	$256,811
Long-lived assets, exclusive of investments and net deferred tax assets, by geographic area were as follows:

(In thousands)	2013	2012
Americas	$43,771	$52,789
Asia	6,177	5,838
Europe	9,675	85
	$59,623	$58,712
24. Restructuring and Cost Management Plans
In 2013, the Company initiated a restructuring plan to improve efficiency, transition from memory repair and other legacy products, and focus on laser microfabrication for consumer electronics, emerging technologies related to semiconductor 3D, and proprietary laser technology. As a result of these actions, the Company recognized $2.6 million of restructuring costs in 2013. The restructuring costs of $2.6 million were comprised primarily of $1.5 million of employee severance and related benefits and $1.1 of accelerated depreciation for certain assets. The planned completion date for actions to be taken under this plan is December 31, 2013.

In 2012, the Company continued its efforts to reduce its worldwide cost structure through transition of certain procurement and manufacturing activities to Asia and additionally identified and initiated other cost reduction actions. As a result of these actions, the Company recognized $3.8 million of restructuring costs in 2012. The restructuring costs of $3.8 million were comprised primarily of $1.9 million of employee severance and related benefits and $1.7 million of accelerated depreciation for certain assets. The Company shortened the depreciable lives of these assets in the fourth quarter of 2012 largely as a result of consolidating facilities in the United States and Asia. The Company completed these actions on December 29, 2012.
At March 30, 2013 and March 31, 2012, the amount of unpaid restructuring costs included in accrued liabilities was $0.5 million and $1.0 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring costs payable balance as of April 2, 2011[1]	$670
Employee severance and related benefits:
Costs incurred and other adjustments	1,949
Cash payments	(1,571)
Restructuring costs payable balance as of March 31, 2012	1,048
Employee severance and related benefits:
Costs incurred and other adjustments	1,381
Cash payments	(1,944)
Restructuring costs payable balance as of March 30, 2013	$485
 1. Includes only the globalization strategy related restructuring costs payable balance as of April 2, 2011.
Additionally, in 2012, the Company recorded $2.0 million of charges in cost of sales for an inventory write-off associated with discontinued products. In 2013, the Company recorded $23.3 million of charges in cost of sales, of which $21.0 million related to inventory write-off associated with discontinued products and $2.3 million related to accelerated amortization of acquired intangible assets.
25. Quarterly Financial Information (Unaudited)

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended March 30, 2013
Net sales	$58,969	$80,152	$37,930	$39,574
Gross profit[1,2]	23,653	33,520	13,233	(6,153)
Net operating expenses[3,4]	25,197	25,641	3,835	24,698
(Benefit from) provision for income taxes[5]	(750)	2,759	2,625	35,217
Net (loss) income	(944)	5,211	6,768	(65,751)
Basic net (loss) income per share	(0.03)	0.18	0.23	(2.23)
Diluted net (loss) income per share	(0.03)	0.17	0.23	(2.23)
Dividends per outstanding common share
Declared	$0.08	$0.08	$2.08	$0.08
Paid	$0.08	$0.08	$2.08	$0.08
Year ended March 31, 2012
Net sales	$77,046	$81,884	$49,807	$45,492
Gross profit[6]	33,760	35,941	21,161	16,829
Net operating expenses[7,8,9]	28,280	25,626	25,285	27,305
Provision for (benefit from) income taxes	2,159	1,372	(2,196)	(2,752)
Net income (loss)[10]	5,913	8,537	(1,881)	(7,665)
Basic net income (loss) per share	0.21	0.30	(0.07)	(0.26)
Diluted net income (loss) per share	0.20	0.29	(0.07)	(0.26)
Dividends per outstanding common share
Declared	$—	$—	$0.08	$—
Paid	$—	$—	$—	$0.08

The sum of the quarterly data presented in the table above for fiscal 2013 and 2012 may not equal annual results due to rounding.

1.	In the fourth quarter of 2013, gross profit included $19.8 million of charges for inventory write-offs and $2.3 million of accelerated amortization of acquired intangible assets.

2.	In the third quarter of 2013, gross profit included $1.2 million of charges for an inventory write-off.

3.	In the fourth quarter of 2013, net operating expenses included $2.6 million in restructuring costs, $1.0 million in loss of disposal of assets, and $0.1 million in legal settlement costs.

4.	In the third quarter of 2013, net operating expenses included a net gain related to legal settlement proceeds of $15.4 million and a net gain on sale of property and equipment of $1.3 million.

5.	In the fourth quarter of 2013, provision for income taxes included a $46.9 million valuation allowance on deferred tax assets.

6.	In the fourth quarter of 2012, gross profit included $2.0 million of charges for an inventory write-off.

7.	In the fourth quarter of 2012, net operating expenses included $2.9 million in restructuring costs and $1.0 million in loss of disposal of assets.

8.	In the third quarter of 2012, net operating expenses included $0.9 million in restructuring costs.

9.	In the first quarter of 2012, net operating expenses included $0.6 million in legal settlement costs.

10.	In the first quarter of 2012, net income included a gain of $2.7 million related to a sale of previously impaired auction rate securities.
26. Subsequent Events
On May 3, 2013, the Company completed the purchase of assets related to the Semiconductor Systems business from GSI Group Inc. for $8.0 million in cash, subject to certain closing working capital adjustments. The Company will record the fair value of the assets acquired and liabilities assumed on May 3, 2013, the date the Company obtained control of the operations, and include the results of their operations and cash flows in their consolidated financial statements from that date forward.
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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 30, 2013 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 30, 2013.
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
We have audited Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electro Scientific Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Electro Scientific Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 30, 2013 and March 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended March 30, 2013, and our report dated June 12, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
June 12, 2013
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about the Company’s audit committee, is included under the headings “Proposal 1: Election of Directors,” “Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Discussion and Analysis,” “Compensation

Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Independence” in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3.1		Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2010.
3.2		2009 Amended and Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 9, 2012.
4.1
Rights Agreement, dated as of May 18, 2009, between Electro Scientific Industries, Inc. and Mellon Investor Services. Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on May 19, 2009.

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

10.8	*	2004 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter year ended December 29, 2012.
10.9	*	Deferred Compensation Plan 2008 Restatement. Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008 (the “2008 10-K”).
10.10	*	Amendment No. 1 to Deferred Compensation Plan 2008 Restatement. Incorporated by reference to Exhibit 10.31 of the 2008 10-K.
10.11	*
Amendment No. 2 to Deferred Compensation Plan 2008 Restatement, dated February 16, 2012. Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the "2012 10-K").

10.12	*
Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Incentive Stock Options) (for awards made prior to July 20, 2005). Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 21, 2004 (the “October 21 8-K”).

10.13	*
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

10.18	*
Form of Change in Control Agreement between the Company and each of Robert DeBakker and Paul Oldham. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2006.

10.19	*	Form of Restricted Stock Unit Agreement for directors. Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed July 25, 2006.
10.20	*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (for awards made after February 2008). Incorporated by reference to Exhibit 10.27 of the 2008 10-K.
10.21	*
Form of Stock Appreciation Rights Agreement (for awards made prior to May 2010). Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2009.

10.22	*	Form of Indemnification Agreement for directors and certain officers. Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on February 17, 2010.
10.23	*
Form of Performance-Based Restricted Stock Units Award Agreement (for awards made on May 13, 2010). Incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended April 22, 2011 (the "2011 10-K").

10.24	*	Form of Restricted Stock Units Award Agreement (for awards made on May 13, 2010). Incorporated by reference to Exhibit 10.33 of the 2011 10-K.
10.25	*	Form of Stock Appreciation Rights Agreement (for awards made on May 13, 2010). Incorporated by reference to Exhibit 10.34 of the 2011 10-K.

10.26	*	Form of Performance-Based Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of May 13, 2010. Incorporated by reference to Exhibit 10.35 of the 2011 10-K.
10.27	*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of May 13, 2010. Incorporated by reference to Exhibit 10.36 of the 2011 10-K.
10.28	*	Form of Stock Appreciation Rights Agreement between the Company and Nicholas Konidaris, dated as of May 13, 2010. Incorporated by reference to Exhibit 10.37 of the 2011 10-K.
10.29	*	Form of Restricted Stock Units Award Agreement (for awards made on or after May 12, 2011). Incorporated by reference to Exhibit 10.40 of the 2012 10-K.
10.30	*	Form of Restricted Stock Units Award Agreement between the Company and Nicholas Konidaris, dated as of May 12, 2011. Incorporated by reference to Exhibit 10.41 of the 2012 10-K.
10.31	*	Form of Stock Appreciation Rights Agreement between the Company and Nicholas Konidaris, dated as of May 12, 2011. Incorporated by reference to Exhibit 10.42 of the 2012 10-K.
10.32	*	Form of Performance-Based Restricted Stock Units Award Agreements (for awards made on or after August 8, 2012).
10.33
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

21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney for Frederick Ball
24.2		Power of Attorney for Richard J. Faubert
24.3		Power of Attorney for Edward C. Grady
24.4		Power of Attorney for Barry L. Harmon
24.5		Power of Attorney for David Nierenberg
24.6		Power of Attorney for Jon D. Tompkins
24.7		Power of Attorney for Robert R. Walker
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document *
101.SCH		XBRL Taxonomy Extension Schema Document *
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB		XBRL Taxonomy Extension Label Linkbase Document *
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	June 12, 2013	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 12, 2013.

Signature	Title
/S/ NICHOLAS KONIDARIS	President, Chief Executive Officer and Director (Principal Executive Officer)
Nicholas Konidaris
/S/ PAUL OLDHAM	Vice President of Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
Paul Oldham
/S/ KERRY MUSTOE	Vice President, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)
Kerry Mustoe
*FREDERICK A. BALL	Director
Frederick Ball
*RICHARD J. FAUBERT	Director
Richard J. Faubert
*EDWARD C. GRADY	Director
Edward C. Grady
*BARRY L. HARMON	Director
Barry L. Harmon
*DAVID NIERENBERG	Director
David Nierenberg
*JON D. TOMPKINS	Chairman of the Board
Jon D. Tompkins
*ROBERT R. WALKER	Director
Robert R. Walker

* By:	/s/ PAUL OLDHAM
Paul Oldham, Attorney-in-fact