Form 10-Q
period 2013-06-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2013-08-07
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2013 was 29,916,055 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2014 FORM 10-Q QUARTERLY REPORT

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Jun 29, 2013	Mar 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$73,765	$88,913
Short-term investments	50,265	56,144
Trade receivables, net of allowances of $441 and $442	38,199	31,779
Inventories	74,074	63,067
Shipped systems pending acceptance	1,857	1,007
Deferred income taxes, net	1,734	1,682
Other current assets	3,894	3,898
Total current assets	243,788	246,490
Non-current assets:
Non-current investments	12,299	12,329
Property, plant and equipment, net of accumulated depreciation of $100,120 and $98,734	28,091	27,894
Non-current deferred income taxes, net	3,708	3,766
Goodwill	7,889	7,889
Acquired intangible assets, net of accumulated amortization of $16,113 and $15,393	9,108	9,088
Other assets	13,584	14,752
Total assets	$318,467	$322,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,721	$16,958
Accrued liabilities	24,891	24,930
Deferred revenue	10,766	10,196
Total current liabilities	52,378	52,084
Non-current liabilities:
Income taxes payable	5,885	5,982
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 29,915 and 29,583 issued and outstanding	178,469	176,631
Retained earnings	81,567	87,228
Accumulated other comprehensive income, other	168	283
Total shareholders’ equity	260,204	264,142
Total liabilities and shareholders’ equity	$318,467	$322,208
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	Jun 29, 2013	Jun 30, 2012
Net sales	$46,172	$58,969
Cost of sales	26,786	35,316
Gross profit	19,386	23,653
Operating expenses:
Selling, service and administration	14,547	15,663
Research, development and engineering	8,425	9,534
Gain on acquisition of Semiconductor Systems business	(464)	—
Net operating expenses	22,508	25,197
Operating loss	(3,122)	(1,544)
Interest and other expense, net	(60)	(150)
Loss before income taxes	(3,182)	(1,694)
Provision for (benefit from) income taxes	101	(750)
Net loss	$(3,283)	$(944)
Net loss per share—basic	$(0.11)	$(0.03)
Net loss per share—diluted	$(0.11)	$(0.03)
Weighted average number of shares—basic	29,745	29,116
Weighted average number of shares—diluted	29,745	29,116
Cash dividends paid per outstanding common share	$0.08	$0.08

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE LOSS
(Unaudited)

	Fiscal quarter ended
(In thousands)	Jun 29, 2013	Jun 30, 2012
Net loss	$(3,283)	$(944)
Other comprehensive loss :
Foreign currency translation adjustment, net of taxes of $0 and $(112)	(99)	202
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $(2) and $(1)	3	3
Net unrealized (loss) gain on available-for-sale securities, net of taxes of $0 and $(1)	(19)	2
Comprehensive loss	$(3,398)	$(737)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Fiscal quarter ended
(In thousands)	Jun 29, 2013	Jun 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,283)	$(944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,747	2,288
Amortization of acquired intangible assets	722	470
Share-based compensation expense	2,634	2,977
Loss on sale of property and equipment, net	37	—
Gain on acquisition of Semiconductor Systems business	(464)	—
Increase in deferred income taxes	(289)	(1,669)
Changes in operating accounts, net of acquisitions:
(Increase) decrease in trade receivables, net	(2,573)	4,915
Increase in inventories	(2,676)	(1,902)
(Increase) decrease in shipped systems pending acceptance	(850)	1,003
(Increase) decrease in other current assets	(1,441)	456
(Decrease) increase in accounts payable and accrued liabilities	(2,655)	3,943
Increase (decrease) in deferred revenue	391	(185)
Net cash (used in) provided by operating activities	(8,700)	11,352
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(123,126)	(313,897)
Proceeds from sales and maturities of investments	129,015	330,312
Purchase of property, plant and equipment	(1,215)	(995)
Cash paid for business acquisitions	(8,000)	(9,466)
Decrease in other assets	239	172
Net cash (used in) provided by investing activities	(3,087)	6,126
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(2,379)	(2,331)
Stock plan activity, net	(796)	(618)
Excess tax benefit of share-based compensation	—	54
Net cash used in financing activities	(3,175)	(2,895)
Effect of exchange rate changes on cash	(186)	(47)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,148)	14,536
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,913	69,780
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,765	$84,316
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$(338)	$(306)
Income tax refunds received	$2	$131
Accrued acquisition purchase price adjustment	(1,600)	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements are to be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for its fiscal year ended March 30, 2013. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.

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

Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowance for doubtful accounts; accrued restructuring costs; share-based compensation; income taxes including the valuation of deferred tax assets; fair value measurements; valuation of cost method equity investments; valuation of long-lived assets; valuation of goodwill; and valuation of acquired technology.

There have been no significant changes to the Company's significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended March 30, 2013. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
2. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This update specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company expects that the adoption of this pronouncement will not have a material effect on its financial position, results of operations and cash flows.
3. Share-Based Compensation

The Company recognizes expense related to the fair value of its share-based compensation awards using the Black-Scholes model to estimate the fair value of awards on the date of grant, except for unvested restricted stock unit awards which are valued at the fair value of the Company's stock on the date of award. The Company recognizes compensation expense for all share-based compensation awards on a straight-line basis over the requisite service period of the award.

Stock-settled stock appreciation rights (SARs) grant the right to receive shares of the Company's stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The Company uses the Black-Scholes model to estimate the fair value of SARs. Similar to options, SARs are recorded at the fair value of the award at grant date and the expense is recognized on a straight-line basis over the requisite service period of the award.

The Company granted a total of 611,500 and 189,500 restricted stock unit awards during the first quarter of 2014 and 2013, respectively. In the same periods, the Company did not grant any stock options or SARs. The increase in the number of grants made in the first quarter of 2014 over 2013, was the result of the timing of annual grants made in 2013, which occurred over the first and second quarters of 2013.
Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Jun 29, 2013	Jun 30, 2012
Cost of sales	$185	$216
Selling, service and administration	2,094	2,261
Research, development and engineering	355	500
Total share-based compensation expense	$2,634	$2,977
No share-based compensation costs were capitalized in the first quarter of 2014. As of June 29, 2013, the Company had $9.9 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.3 years.
4. Fair Value Measurements
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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 29, 2013 and March 30, 2013 was as follows (in thousands):

June 29, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$9,861	$—	$—	$9,861
Commercial paper	—	24,998	—	24,998
Corporate Bonds	—	21,781	—	21,781
Municipal bonds	—	19,113	—	19,113
Government agencies	—	15,583	—	15,583
Forward purchase or (sale) contracts:
Japanese Yen	—	100	—	100
Korean Won	—	(39)	—	(39)
Euro	—	(27)	—	(27)
British Pound	—	6	—	6

March 30, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$9,457	$—	$—	$9,457
Commercial paper	—	51,443	—	51,443
Government agencies	—	29,646	—	29,646
Corporate bonds	—	18,396	—	18,396
Municipal bonds	—	3,389	—	3,389
Forward purchase or (sale) contracts:
Japanese Yen	—	176	—	176
New Taiwan Dollar	—	(10)	—	(10)
Korean Won	—	(46)	—	(46)
Euro	—	100	—	100
British Pound	—	38	—	38
Chinese Renminbi	—	(1)	—	(1)
Singapore Dollar	—	(12)	—	(12)
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at June 29, 2013 and March 30, 2013 were utilized to calculate fair values.
During the first quarter of 2014, there were no transfers between Level 1 and Level 2 assets.
As of June 29, 2013, the Company had $6.0 million invested in Series D Preferred Stock and $3.0 million invested in Series E Preferred Stock of OmniGuide, Inc., representing an 11% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As of June 29, 2013 and March 30, 2013, management had not identified any events or circumstances that indicated the investments were impaired; therefore, as presented in Note 8 “Other Assets”, the full carrying value of $9.0 million was included in Other assets on the Condensed Consolidated Balance Sheets at June 29, 2013 and March 30, 2013.

Investments
Certain information regarding the Company’s investments at June 29, 2013 and March 30, 2013 was as follows (in thousands):

		Unrealized
June 29, 2013	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$24,998	$—	$—	$24,998
Corporate Bonds	17,459	—	(5)	17,454
Government agencies	15,578	5	—	15,583
Municipal Bonds	11,140	1	—	11,141
	$69,175	$6	$(5)	$69,176
Available-for-sale securities (non-current):
Municipal Bonds	$7,974	$—	$(2)	$7,972
Corporate Bonds	4,336	—	(9)	4,327
	$12,310	$—	$(11)	$12,299

		Unrealized
March 30, 2013	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$51,443	$—	$—	$51,443
Government agencies	26,556	8	—	26,564
Corporate Bonds	10,473	7	—	10,480
Municipal Bonds	2,058	—	—	2,058
	$90,530	$15	$—	$90,545
Available-for-sale securities (non-current):
Corporate Bonds	$7,923	$—	$(7)	$7,916
Government agencies	3,082	—	—	3,082
Municipal Bonds	1,330	1	—	1,331
	$12,335	$1	$(7)	$12,329
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of June 29, 2013 and March 30, 2013.
Underlying maturities of investments at June 29, 2013 were $69.2 million within one year and $12.3 million between one to five years.
5. Business Acquisitions
Fiscal 2014
On May 3, 2013, the Company completed the purchase of assets related to the Semiconductor Systems business of GSI Group Inc. for $8.0 million in cash, subject to certain closing working capital adjustments. As of June 29, 2013, the working capital adjustments had not been finalized and could range from $1.1 million to $1.9 million. As such the Company accrued management's best estimate for the working capital adjustments of $1.6 million, for a total estimated purchase price of $9.6 million.
The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values and resulted in a gain on bargain purchase of $0.5 million. The estimated fair value of the acquired net assets of $10.3 million was in excess of the total purchase consideration of $9.6 million, primarily due to the recognition of certain intangible assets. The resulting gain of $0.7 million was offset by $0.2 million of deferred tax liabilities. Analyses supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The acquisition was an asset purchase for tax purposes. The allocation of the purchase price to gain on bargain purchase and identifiable assets is preliminary and subject to the finalization of certain working capital adjustments.

As a result of the acquisition, the Company preliminarily recorded approximately $8.2 million of inventory, $3.9 million of accounts receivable and other current assets, $0.7 million of identifiable intangible assets, $2.5 million of current liabilities, and a gain on bargain purchase of $0.7 million. The $0.7 million of identifiable intangible assets includes approximately $0.5 million of backlog and $0.2 million of developed technology. The acquired intangibles will be amortized over their useful lives which range from one to three years.
The Company also incurred approximately $0.4 million in acquisition related costs which are included in Selling, service and administration expenses in the Condensed Consolidated Statements of Operations.
The operating results of this purchase are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the purchase as it was not material to the Company’s overall financial position.
Fiscal 2013
On June 14, 2012, the Company acquired Eolite Systems (Eolite), a designer and manufacturer of unique fiber lasers, for $9.7 million in cash for all its outstanding shares. The purchase price of $9.5 million, net of cash acquired, was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analyses supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value.
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
6. Inventories
Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Jun 29, 2013	Mar 30, 2013
Raw materials and purchased parts	$50,425	$44,332
Work-in-process	14,680	8,985
Finished goods	8,969	9,750
	$74,074	$63,067
7. Other Current Assets
Other current assets consisted of the following:

(In thousands)	Jun 29, 2013	Mar 30, 2013
Prepaid expenses	$2,101	$2,240
Value added tax receivable	729	763
Other	1,064	895
	$3,894	$3,898

8. Other Assets
Other assets consisted of the following as of:

(In thousands)	Jun 29, 2013	Mar 30, 2013
Minority equity investment	$8,966	$8,966
Consignment and demo equipment, net	3,108	4,263
Other	1,510	1,523
	$13,584	$14,752
9. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Jun 29, 2013	Mar 30, 2013
Payroll-related liabilities	$5,782	$7,918
Product warranty accrual	5,193	5,411
Pension benefit liabilities	1,514	1,501
Professional fees payable	1,611	1,322
Income taxes payable	3,145	2,884
Purchase order commitments and receipts	3,257	2,533
Freight accrual	748	646
Restructuring costs payable	327	485
Customer deposits	1,192	225
Value added taxes payable	257	258
Other	1,865	1,747
	$24,891	$24,930
10. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended
(In thousands)	Jun 29, 2013	Jun 30, 2012
Product warranty accrual, beginning	$5,411	$4,187
Warranty charges incurred, net	(1,821)	(2,044)
Provision for warranty charges	1,603	2,402
Product warranty accrual, ending	$5,193	$4,545
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
11. Deferred Revenue

Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company's factory and title transfer which frequently occurs at the time of delivery to a common carrier. Revenue is deferred whenever title transfer is pending and/or acceptance criteria have not yet been fulfilled. Deferred revenue occurrences include sales to Japanese customers, shipments of substantially new products and shipments with custom specifications and acceptance criteria. In sales involving multiple element arrangements, the relative selling price of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended
(In thousands)	Jun 29, 2013	Jun 30, 2012
Deferred revenue, beginning	$10,196	$10,751
Revenue deferred	6,941	18,315
Revenue recognized	(6,371)	(18,390)
Deferred revenue, ending	$10,766	$10,676
12. Loss Per Share
The following was a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended
(In thousands, except per share data)	Jun 29, 2013	Jun 30, 2012
Net loss	$(3,283)	$(944)
Weighted average shares used for basic earnings per share	29,745	29,116
Incremental diluted shares	—	—
Weighted average shares used for diluted earnings per share	29,745	29,116
Net loss per share:
Net loss—basic	$(0.11)	$(0.03)
Net loss—diluted	$(0.11)	$(0.03)
Awards of options, stock appreciation rights (SARs) and unvested restricted stock units (RSUs) representing an additional 3.4 million and 3.9 million shares of stock for first quarters of 2014 and 2013, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
13. Product and Geographic Information
Net sales by product type were as follows:

	Fiscal quarter ended
(In thousands)	Jun 29, 2013	Jun 30, 2012
Interconnect & Microfabrication Group (IMG)	$34,417	$47,698
Components Group (CG)	6,142	7,705
Semiconductor Group (SG)	5,613	3,566
	$46,172	$58,969
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	Jun 29, 2013	Jun 30, 2012
Asia	$37,693	$52,454
Americas	6,070	4,174
Europe	2,409	2,341
	$46,172	$58,969
14. Restructuring and Cost Management Plans
In 2013, the Company initiated a restructuring plan to improve efficiency, transition from memory repair and other legacy products, and focus on laser microfabrication for consumer electronics, emerging technologies related to semiconductor 3D packaging, and proprietary laser technology. The planned completion date for actions to be taken under this plan is December 31, 2013. See the Company's Form 10-K for the year ended March 30, 2013 for additional information related to restructuring and cost management plans.

In the first quarter of 2014, no additional restructuring costs were incurred. At June 29, 2013 and March 30, 2013, the amount of unpaid restructuring costs included in accrued liabilities was $0.3 million and $0.5 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring costs payable balance as of March 30, 2013	$485
Employee severance and related benefits:
Cash payments	(153)
Other adjustments	(5)
Restructuring costs payable balance as of June 29, 2013	327
15. Shareholders’ Equity
Share Repurchase Program
On December 9, 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares under this program in the first quarter of 2013 or 2014. There is no fixed completion date for the repurchase program.
Dividends
In December 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by the Company since the first quarter of 2013:

Date Declared	Record Date	Payable Date	Amount per Share
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful settlement of a patent dispute. The special dividend should not be considered a recurring event.
The Company paid aggregate dividends of $2.4 million and $2.3 million in the first quarter of 2014 and 2013, respectively.
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
Summary of Sequential Quarterly Results
The financial results of the quarter ended June 29, 2013 reflected a sequential improvement in our financial results despite continued challenges in some of our markets. Our total order volume for the first quarter of 2014 was $58.3 million, up approximately 32%, compared to orders of $44.1 million in the fourth quarter of 2013. Stronger demand for our Interconnect & Microfabrication Group (IMG) advanced microfabrication products contributed to sequential orders growth. Orders for our Semiconductor Group (SG) decreased slightly and orders for our Components Group (CG) products increased driven by technology buys for new systems to test next generation capacitors.
Total shipments were $47.0 million in the first quarter of 2014 compared to $42.6 million in the fourth quarter of 2013. By product group, SG shipments increased by approximately 24% as a result of our recent acquisition of the Semiconductor Systems business of GSI, Inc. IMG shipments increased by approximately 16% and CG shipments decreased by approximately 23%.
Net sales were $46.2 million in the first quarter of 2014 compared to $39.6 million in the fourth quarter of 2013. This increase was primarily due to higher demand for our flex interconnect products. The flex interconnect business has improved primarily as a result of increasing use of flexible circuitry and market growth of mobile electronics, particularly in smart phones and tablet devices.
Gross profit was $19.4 million in the first quarter of 2014 compared to a negative gross profit of $6.2 million in the fourth quarter of 2013. The low gross profit in the fourth quarter of 2013 was primarily due to $22.1 million of charges in cost of sales for inventory write-offs and accelerated amortization of acquired intangible assets related to our corporate restructuring program. Gross margins were 42.0% on net sales of $46.2 million in the first quarter of 2014 compared to a negative gross profit of 15.5% on net sales of $39.6 million in the fourth quarter of 2013.
Net operating expense of $22.5 million in the first quarter of 2014 decreased $2.2 million from $24.7 million in the fourth quarter of 2013. This decrease was primarily due to a $2.6 million decline in restructuring costs, a $0.2 million decrease in net legal settlement costs, and a $0.5 million gain on bargain purchase of the acquired Semiconductor Systems business of GSI, Inc. offset by a $1.0 million increase in selling, service and administration costs. The higher restructuring costs in the fourth quarter of 2013 were comprised primarily of $1.5 million of employee severance and related benefits and $1.1 million of charges related to accelerated depreciation on assets no longer utilized. The increase in selling, service and administration expense in the first quarter of 2014 was primarily attributable to a $1.0 million increase in share-based compensation expense primarily resulting from the timing of annual stock grants and accelerated expense associated with the Chief Executive Officer's retirement eligibility date and immediate vesting of grants to the Board of Directors. Operating loss was $3.1 million in the first quarter of 2014 compared to an operating loss of $30.9 million in the fourth quarter of 2013, an increase of $27.7 million. The decrease in operating loss was primarily due to the improvement in gross profit as described above.
Non-operating expense was $0.1 million in the first quarter of 2014 compared to income of $0.3 million in the fourth quarter of 2013. The decrease primarily resulted from currency and market gains in the fourth quarter which did not repeat.
Provision for income taxes was $0.1 million in the first quarter of 2014 compared to a provision for income taxes of $35.2 million in the fourth quarter of 2013. The provision last quarter was significantly impacted by a $46.9 million valuation allowance recorded in the quarter on our federal and state deferred tax assets. Net loss was $3.3 million in the first quarter of 2014 compared to a net loss of $65.8 million in the fourth quarter of 2013. The higher net loss in the fourth quarter of 2013 was primarily the result of the tax valuation allowance, inventory write-offs, accelerated amortization of acquired intangible assets, and restructuring costs.
Quarter Ended June 29, 2013 Compared to Quarter Ended June 30, 2012
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Jun 29, 2013	Jun 30, 2012
Net sales	100.0%	100.0%
Cost of sales	58.0	59.9
Gross profit	42.0	40.1
Selling, service and administration	31.6	26.5
Research, development and engineering	18.2	16.2
Gain on acquisition of Semiconductor Systems business	(1.0)	—
Operating loss	(6.8)	(2.6)
Interest and other expense, net	(0.1)	(0.3)
Loss before income taxes	(6.9)	(2.9)
Provision for (benefit from) income taxes	0.2	(1.3)
Net loss	(7.1)%	(1.6)%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	Jun 29, 2013		Jun 30, 2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$34,417	74.5%	$47,698	80.9%
Components Group (CG)	6,142	13.3	7,705	13.1
Semiconductor Group (SG)	5,613	12.2	3,566	6.0
	$46,172	100.0%	$58,969	100.0%
Net sales for the first quarter of 2014 decreased $12.8 million or 22% from net sales for the first quarter of 2013. Sales in IMG and CG decreased by 28% and 20%, respectively, while SG increased by 57%.
IMG sales for the first quarter of 2014 decreased $13.3 million compared to the first quarter of 2013. The decrease in IMG sales was driven by lower sales of our flex-circuit via drilling and advanced microfabrication systems following large design wins in 2013.
CG sales for the first quarter of 2014 decreased $1.6 million compared to the first quarter of 2013. The decrease was primarily driven by end user utilization of existing capacity and lower overall demand for MLCC's.
SG sales for the first quarter of 2014 increased $2.0 million compared to the first quarter of 2013. The increase in SG revenues was primarily driven by our acquisition of the Semiconductor Systems business of GSI, Inc.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Jun 29, 2013		Jun 30, 2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$37,693	81.7%	$52,454	89.0%
Americas	6,070	13.1	4,174	7.0
Europe	2,409	5.2	2,341	4.0
	$46,172	100.0%	$58,969	100.0%

Gross Profit

	Fiscal quarter ended
	Jun 29, 2013		Jun 30, 2012
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$19,386	42.0%	$23,653	40.1%
Gross profit was $19.4 million for the first quarter of 2014, a decrease of $4.3 million compared to the first quarter of 2013. This decrease was primarily due to lower sales and production volumes partially offset by product mix. Gross profit as a percentage of net sales was 42.0% and 40.1% for the first quarter of 2014 and 2013, respectively.
Operating Expenses

	Fiscal quarter ended
	Jun 29, 2013		Jun 30, 2012
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$14,547	31.6%	$15,663	26.5%
Research, development and engineering	8,425	18.2	9,534	16.2
Gain on acquisition of Semiconductor Systems business	(464)	(1.0)	—	—
	$22,508	48.8%	$25,197	42.7%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for the first quarter of 2014 decreased $1.1 million compared to the first quarter of 2013. This decrease was primarily attributable to a $0.5 million decrease in professional fees, a $0.3 million decrease in depreciation and amortization, and a $0.2 million decrease in share-based compensation expenses.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first quarter of 2014 decreased $1.1 million compared to the first quarter of 2013. This decrease was primarily due to a $0.3 million decrease in labor costs due to selective headcount reductions, a $0.2 million decrease in professional fees, a $0.2 million decrease in project material costs and a $0.1 million decrease in share-based compensation expense.
Gain on acquisition of Semiconductor Systems Business
Gain on acquisition of Semiconductor Systems business was $(0.5) million in 2014. This purchase resulted in a gain as the estimated fair value of the assets purchased was in excess of the total purchase consideration primarily due to the recognition of certain intangible assets, comprised of developed technology and order backlog.
Non-operating Income and Expense
Interest and other expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net interest and other expense, net were as follows:

	Fiscal quarter ended
	Jun 29, 2013		Jun 30, 2012
(In thousands, except percentages)	Interest and Other Expense, net	% of Net Sales	Interest and Other Expense, net	% of Net Sales
Interest and other expense, net	$(60)	(0.1)%	$(150)	(0.3)%
Net interest and other expense was $0.1 million in the first quarter of 2014 compared to net interest and other expense of $0.2 million in the first quarter of 2013. The decrease in expense was primarily attributable to a decrease in foreign exchange losses.

Income Taxes

	Fiscal quarter ended
	Jun 29, 2013		Jun 30, 2012
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Provision for (benefit from) income taxes	$101	(3.2)%	$(750)	44.3%
The income tax provision for the first quarter of 2014 was $0.1 million on pretax loss of $3.2 million, an effective tax rate of 3.2%. For the first quarter of 2013, the income tax benefit was $0.8 million on pretax income of $1.7 million, an effective rate of 44.3%. The change in the effective tax rate is primarily due to the impact of the valuation allowance on U.S. based deferred tax assets and the mix of income between foreign and domestic jurisdictions and their relative tax rates.
Net (Loss) Income

	Fiscal quarter ended
	Jun 29, 2013		Jun 30, 2012
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(3,283)	(7.1)%	$(944)	(1.6)%
As a result of the factors discussed above, net loss for the first quarter of 2014 was $3.3 million, or $0.11 per basic and diluted share, compared to net loss of $0.9 million, or $0.03 per basic and diluted share, for the first quarter of 2013.
Financial Condition and Liquidity
At June 29, 2013, our principal sources of liquidity were cash and cash equivalents of $73.8 million, short-term investments of $50.3 million and accounts receivable of $38.2 million. At June 29, 2013, we had a current ratio of 4.65 and held no long-term debt. Working capital of $191.4 million decreased $77.2 million compared to the June 30, 2012 balance of $268.6 million substantially impacted by the payment of a special dividend in the third quarter of 2013. We also held approximately $12.3 million of non-current investments at June 29, 2013.
In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by us since the first quarter of 2013:

Date Declared	Record Date	Payable Date	Amount per Share
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful settlement of a patent dispute. The special dividend should not be considered a recurring event.
We paid aggregate dividends of $2.4 million and $2.3 million in the first quarter of 2014 and 2013, respectively.
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
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program in 2014 or 2013. There is no fixed completion date for the repurchase program.

Sources and Uses of Cash
Net cash used in operating activities of $8.7 million for the first quarter of 2014 was the result of $9.8 million of net changes within working capital partially offset by $1.1 million from net loss and non-cash items. Cash used in operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities within working capital. In the first quarter of 2014, the primary uses of cash from working capital consisted of $2.7 million increase in inventories, $2.6 million increase in trade receivables, $2.7 million decrease in accounts payable and accrued liabilities, $1.4 million increase in other current assets, and $0.9 million increase in shipped systems pending acceptance, partially offset by $0.4 million increase in deferred revenue.
In the first quarter of 2014, net cash used in investing activities of $3.1 million primarily resulted from $8.0 million for the acquisition of the Semiconductor Systems business of GSI, Inc. and $1.2 million of net purchases and sales of property, plant and equipment, partially offset by $5.9 million of proceeds from sales and maturities of securities, net of purchases.
In the first quarter of 2014, net cash used in financing activities of $3.2 million primarily resulted from $2.4 million of cash dividends paid to shareholders partially offset by $0.8 million from stock plan activity.
We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations, any dividends which may be declared, our share repurchase program and contractual obligations for at least the next twelve months.
Critical Accounting Policies and Estimates

We reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended March 30, 2013.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risk disclosure contained in our Form 10-K for the year ended March 30, 2013.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors and light emitting diodes (LEDs) used in consumer electronics, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant downturns in the market for microelectronics, semiconductors, and LEDs used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. For example, starting in the second half of fiscal 2012, we experienced the negative impact of an uncertain economic environment, slower market growth and overcapacity in several of our markets, which resulted in overall lower order and revenue levels. As a result of this uncertain economic environment, our total order volume declined in 2012 compared to 2011 and continued to decline in 2013. In addition, due to changes in the memory repair industry, we do not expect to experience material sales of memory repair systems in future up cycles. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and United States economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, LEDs and consumer electronics industries.
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
Revenues are Largely Dependent on Few Customers
We depend on a few significant customers for a large portion of our revenues. In 2013, our top ten customers accounted for approximately 61% of total net sales, with one customer accounting for approximately 31% of total net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue. Furthermore, none of our customers have any long-term obligation to continue to buy our products or services and may therefore delay, reduce or cease ordering our products or services at any time. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected.
Revenues are Largely Based on the Sale of a Small Number of Product Units
We derive a substantial portion of our revenue from the sale of a relatively small number of products. Accordingly, our revenues, margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors in addition to those described above, including:

•	changes in the timing of orders and terms or acceptance of product shipments by our customers;

•	changes in the mix of products and services that we sell;

•	timing and market acceptance of our new product introductions;

•	timing of new application design wins; and

•	delays or problems in the planned introduction of new products, or in the performance of any such products following delivery to customers.
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
Acquisitions and Divestitures
We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our June 2012 acquisition of Eolite Systems and our May 2013 acquisition of the assets of the Semiconductor Systems business from GSI, Group Inc. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

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
Fluctuations in Effective Tax Rate
As a global company, we are subject to taxation in the United States and numerous foreign jurisdictions. Our effective tax rate is subject to fluctuation from one period to the next because the income tax rates for each year are a function of many factors, including: (a) taxable income levels and the effects of a mix of profits (losses) earned by us and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates; (b) our ability to utilize deferred tax assets; (c) taxes, refunds, interest or penalties resulting from tax audits; (d) the magnitude of various credits and deductions as a percentage of total taxable income; and (e) changes in tax laws or the interpretation of such tax laws. Changes in the mix of these items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position and results of operations.
Impairment of Intangible Assets
We held a total of $9.1 million in acquired intangible assets and $7.9 million in goodwill at June 29, 2013. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.
We performed a review of our acquired intangible assets in the fourth quarter of 2013. We identified intangible assets relating to acquired in-process research and development programs from which we no longer expect to derive value. As a result, we accelerated amortization of $2.3 million on acquired intangible assets. There were no other events or circumstances during the first quarter of 2014 that would indicate the carrying value of our long-lived assets may not be recoverable.
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

Date:	August 6, 2013	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

		By:	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)