Form 10-Q
period 2013-09-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2013-11-07
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2013 was 30,018,232 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2014 FORM 10-Q QUARTERLY REPORT

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets - at September 28, 2013 and March 30,2013	3
	Condensed Consolidated Statements of Operations - for the fiscal quarter and two fiscal quarters ended September 28, 2013 and September 29, 2012	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income - for the fiscal quarter and two fiscal quarters ended September 28, 2013 and September 29, 2012	4
	Condensed Consolidated Statements of Cash Flows - for the two fiscal quarters ended September 28, 2013 and September 29, 2012	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	22
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	23
Item 4.	Mine Safety Disclosures	30
Item 6.	Exhibits and Financial Statement Schedules	31
SIGNATURES		32

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Sep 28, 2013	Mar 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$71,975	$88,913
Short-term investments	49,897	56,144
Trade receivables, net of allowances of $465 and $442	34,701	31,779
Inventories	70,208	63,067
Shipped systems pending acceptance	549	1,007
Deferred income taxes, net	1,737	1,682
Other current assets	4,890	3,898
Total current assets	233,957	246,490
Non-current assets:
Non-current investments	10,388	12,329
Property, plant and equipment, net of accumulated depreciation of $101,916 and $98,734	28,209	27,894
Non-current deferred income taxes, net	3,421	3,766
Goodwill	7,889	7,889
Acquired intangible assets, net of accumulated amortization of $16,938 and $15,393	8,283	9,088
Other assets	16,770	14,752
Total assets	$308,917	$322,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,534	$16,958
Accrued liabilities	22,353	24,930
Deferred revenue	7,855	10,196
Total current liabilities	45,742	52,084
Non-current liabilities:
Income taxes payable	6,214	5,982
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 30,018 and 29,583 issued and outstanding	180,069	176,631
Retained earnings	76,402	87,228
Accumulated other comprehensive income, other	490	283
Total shareholders’ equity	256,961	264,142
Total liabilities and shareholders’ equity	$308,917	$322,208
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net sales	$59,647	$80,152	$105,819	$139,121
Cost of sales	35,015	46,632	61,801	81,948
Gross profit	24,632	33,520	44,018	57,173
Operating expenses:
Selling, service and administration	14,251	15,114	28,798	30,777
Research, development and engineering	9,719	10,527	18,144	20,061
Gain on acquisition of Semiconductor Systems business	(35)	—	(499)	—
Net operating expenses	23,935	25,641	46,443	50,838
Operating income (loss)	697	7,879	(2,425)	6,335
Non-operating (expense) income:
Other-than-temporary impairment of cost based investments	(3,588)	—	(3,588)	—
Interest and other income (expense), net	80	91	20	(59)
Total non-operating (expense) income	(3,508)	91	(3,568)	(59)
(Loss) income before income taxes	(2,811)	7,970	(5,993)	6,276
(Benefit from) provision for income taxes	(33)	2,759	68	2,009
Net (loss) income	$(2,778)	$5,211	$(6,061)	$4,267
Net (loss) income per share—basic	$(0.09)	$0.18	$(0.20)	$0.15
Net (loss) income per share—diluted	$(0.09)	$0.17	$(0.20)	$0.14
Weighted average number of shares—basic	29,967	29,339	29,856	29,228
Weighted average number of shares—diluted	29,967	29,961	29,856	29,912
Cash dividends paid per outstanding common share	$0.08	$0.08	$0.16	$0.16

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net (loss) income	$(2,778)	$5,211	$(6,061)	$4,267
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes of $108, $41, $108 and $153	291	74	192	276
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $2, $1, $3 and $3	3	2	6	5
Net unrealized gain on available-for-sale securities, net of taxes of $5, $2, $5 and $4	27	4	8	6
Comprehensive (loss) income	$(2,457)	$5,291	$(5,855)	$4,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two fiscal quarters ended
(In thousands)	Sep 28, 2013	Sep 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,061)	$4,267
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,521	4,598
Amortization of acquired intangible assets	1,546	1,155
Share-based compensation expense	3,868	4,650
Loss on sale of property and equipment, net	37	—
Gain on acquisition of Semiconductor Systems business	(499)	—
Other-than-temporary impairment of cost based investments	3,588	—
(Increase) decrease in deferred income taxes	(126)	2,665
Changes in operating accounts, net of acquisitions:
Decrease (increase) in trade receivables, net	1,101	(25,254)
Increase in inventories	(170)	(11,859)
Decrease in shipped systems pending acceptance	458	1,098
(Increase) decrease in other current assets	(801)	130
(Decrease) increase in accounts payable and accrued liabilities	(7,051)	20,107
Decrease in deferred revenue	(2,520)	(1,407)
Net cash (used in) provided by operating activities	(3,109)	150
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(193,421)	(559,927)
Proceeds from sales and maturities of investments	201,615	577,733
Purchase of property, plant and equipment	(2,279)	(2,511)
Cash paid for business acquisitions	(9,731)	(9,466)
Minority equity investment	(5,000)	—
Decrease in other assets	(67)	(63)
Net cash (used in) provided by investing activities	(8,883)	5,766
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(4,765)	(4,673)
Stock plan activity, net	(430)	(478)
Excess tax benefit of share-based compensation	—	54
Net cash used in financing activities	(5,195)	(5,097)
Effect of exchange rate changes on cash	249	357
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,938)	1,176
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,913	69,780
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,975	$70,956
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$(550)
Cash paid for income taxes	$(2,540)	$—
Income tax refunds received	$19	$650
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
2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended September 28, 2013 that are of significance to the Company.
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
The Company granted a total of 616,000 restricted stock unit awards during the first two quarters of 2014, but did not grant any stock options or SARs. The Company granted 550,500 restricted stock unit awards and 5,000 stock options during the first two quarters of 2013, but did not grant any SARs.

Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Cost of sales	$189	$217	$374	$433
Selling, service and administration	666	1,017	2,760	3,278
Research, development and engineering	379	666	734	1,166
Total share-based compensation expense	$1,234	$1,900	$3,868	$4,877
No share-based compensation costs were capitalized in the first two quarters of 2014. As of September 28, 2013, the Company had $8.6 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.1 years.
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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 28, 2013 and March 30, 2013 was as follows (in thousands):

September 28, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$10,265	$—	$—	$10,265
Corporate Bonds	—	17,723	—	17,723
Government agencies	—	17,592	—	17,592
Municipal bonds	—	16,917	—	16,917
Commercial paper	—	14,397	—	14,397
Forward purchase or (sale) contracts:
Japanese Yen	—	23	—	23
New Taiwan Dollar	—	8	—	8
Korean Won	—	118	—	118
Euro	—	(235)	—	(235)
British Pound	—	158	—	158
Chinese Renminbi	—	(2)	—	(2)
Singapore Dollar	—	4	—	4

March 30, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$9,457	$—	$—	$9,457
Commercial paper	—	51,443	—	51,443
Government agencies	—	29,646	—	29,646
Corporate bonds	—	18,396	—	18,396
Municipal bonds	—	3,389	—	3,389
Forward purchase or (sale) contracts:
Japanese Yen	—	176	—	176
New Taiwan Dollar	—	(10)	—	(10)
Korean Won	—	(46)	—	(46)
Euro	—	100	—	100
British Pound	—	38	—	38
Chinese Renminbi	—	(1)	—	(1)
Singapore Dollar	—	(12)	—	(12)
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at September 28, 2013 and March 30, 2013 were utilized to calculate fair values.
During the first two quarters of 2014, there were no transfers between Level 1 and Level 2 assets.

Investments
Certain information regarding the Company’s investments at September 28, 2013 and March 30, 2013 was as follows (in thousands):

		Unrealized
September 28, 2013	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$15,588	$5	$—	$15,593
Commercial paper	14,397	—	—	14,397
Corporate Bonds	13,394	9	—	13,403
Municipal Bonds	12,842	6	—	12,848
	$56,221	$20	$—	$56,241
Available-for-sale securities (non-current):
Corporate Bonds	$4,326	$—	$(6)	$4,320
Municipal Bonds	4,064	5	—	4,069
Government agencies	1,996	3	—	1,999
	$10,386	$8	$(6)	$10,388

		Unrealized
March 30, 2013	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$51,443	$—	$—	$51,443
Government agencies	26,556	8	—	26,564
Corporate Bonds	10,473	7	—	10,480
Municipal Bonds	2,058	—	—	2,058
	$90,530	$15	$—	$90,545
Available-for-sale securities (non-current):
Corporate Bonds	$7,923	$—	$(7)	$7,916
Government agencies	3,082	—	—	3,082
Municipal Bonds	1,330	1	—	1,331
	$12,335	$1	$(7)	$12,329
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive (loss) income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive (loss) income were insignificant as of September 28, 2013 and March 30, 2013.
Underlying maturities of investments at September 28, 2013 were $56.2 million within one year and $10.4 million between one to five years.
5. Business Acquisitions
Fiscal 2014
On May 3, 2013, the Company completed the purchase of assets related to the Semiconductor Systems business of GSI Group Inc. for $8.0 million, subject to certain closing working capital adjustments. As of June 29, 2013 the working capital adjustments had not been finalized and were estimated to range from $1.1 million to $1.9 million. As such, the Company accrued management's best estimate for the working capital adjustments of $1.6 million. On September 20, 2013, the Company finalized the closing working capital adjustment and paid an additional $1.7 million of cash for a total purchase price of $9.7 million.
The acquisition provides the Company with direct access to industry-leading wafer marking, wafer trimming and circuit trimming laser systems. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values and resulted in a net gain on bargain purchase of $0.5 million. The fair value of the acquired net assets of $10.5 million was in excess of the total purchase consideration of $9.7 million, primarily due to the recognition of certain intangible assets. The resulting gain of $0.8 million was partially offset by $0.3 million of deferred tax liabilities. Analyses supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The acquisition was an asset purchase for tax purposes.
As a result of the acquisition, the Company recorded approximately $8.2 million of inventory, $3.9 million of accounts receivable and other current assets, $0.7 million of identifiable intangible assets, $2.3 million of current liabilities, and a gain on bargain purchase of $0.8 million. The $0.7 million of identifiable intangible assets includes approximately $0.5 million of backlog and $0.2 million of developed technology. The acquired intangibles will be amortized over their estimated useful lives which range from one to three years.
In the first two quarters of 2014, the Company also incurred approximately $1.0 million in acquisition related costs which are included in Selling, service and administration expenses in the Condensed Consolidated Statements of Operations.
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
As a result of the acquisition, the Company recorded $5.5 million of identifiable intangible assets including approximately $5.0 million of developed technology, $0.4 million in customer relationships, and $0.1 million in trademarks and backlog. The acquired intangibles will be amortized over their estimated useful lives which range from one to nine years.
In the first two quarters of 2013, the Company also incurred approximately $0.9 million in acquisition-related costs which are included in Selling, service and administration expenses in the Condensed Consolidated Statements of Operations.
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
6. Inventories
Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Sep 28, 2013	Mar 30, 2013
Raw materials and purchased parts	$37,634	$44,332
Work-in-process	14,357	8,985
Finished goods	18,217	9,750
	$70,208	$63,067
7. Other Current Assets
Other current assets consisted of the following:

(In thousands)	Sep 28, 2013	Mar 30, 2013
Prepaid expenses	$2,538	$2,240
Value added tax receivable	1,086	763
Other	1,266	895
	$4,890	$3,898

8. Other Assets
Other assets consisted of the following:

(In thousands)	Sep 28, 2013	Mar 30, 2013
Minority equity investment	$10,378	$8,966
Consignment and demo equipment, net	4,742	4,263
Other	1,650	1,523
	$16,770	$14,752
Minority equity investment represents the Company's investment in OmniGuide, Inc. During the second quarter of 2014, the Company invested $5.0 million in Series F Preferred Stock of OmniGuide, Inc. As of September 28, 2013, the Company had $6.0 million invested in Series D Preferred Stock, $3.0 million invested in Series E Preferred Stock, and $5.0 million invested in Series F Preferred Stock of OmniGuide, Inc., representing a 15% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated. In the second quarter of 2014, OmniGuide, Inc. engaged in a Series F Preferred Stock round of equity financing at pricing below previous rounds which was considered a triggering event. As a result, the Company performed a valuation of the investment which resulted in a $3.6 million impairment charge of our Series D and Series E investments.
9. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Sep 28, 2013	Mar 30, 2013
Payroll-related liabilities	$6,902	$7,918
Product warranty accrual	5,563	5,411
Purchase order commitments and receipts	2,570	2,533
Pension benefit liabilities	1,656	1,501
Professional fees payable	1,410	1,322
Freight accrual	741	646
Income taxes payable	686	2,884
Customer deposits	430	225
Value added taxes payable	339	258
Restructuring costs payable	327	485
Other	1,729	1,747
	$22,353	$24,930
10. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Product warranty accrual, beginning	$5,193	$4,545	$5,411	$4,187
Warranty charges incurred, net	(1,722)	(1,866)	(3,543)	(3,910)
Provision for warranty charges	2,092	3,417	3,695	5,819
Product warranty accrual, ending	$5,563	$6,096	$5,563	$6,096
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
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Deferred revenue, beginning	$10,766	$10,676	$10,196	$10,751
Revenue deferred	6,657	19,631	13,598	37,946
Revenue recognized	(9,568)	(20,851)	(15,939)	(39,241)
Deferred revenue, ending	$7,855	$9,456	$7,855	$9,456
12. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share data)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net (loss) income	$(2,778)	$5,211	$(6,061)	$4,267
Weighted average shares used for basic earnings per share	29,967	29,339	29,856	29,228
Incremental diluted shares	—	622	—	684
Weighted average shares used for diluted earnings per share	29,967	29,961	29,856	29,912
Net (loss) income per share:
Net (loss) income — basic	$(0.09)	$0.18	$(0.20)	$0.15
Net (loss) income — diluted	$(0.09)	$0.17	$(0.20)	$0.14
Awards of options, stock appreciation rights (SARs) and unvested restricted stock units (RSUs) representing an additional 4.1 million and 2.5 million shares of stock for the second quarter of 2014 and 2013, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
For the two quarters ended September 28, 2013 and September 29, 2012, awards of options, SARs, and unvested RSUs representing an additional 4.1 million and 2.4 million shares, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
13. Product and Geographic Information
Net sales by product type were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Interconnect & Microfabrication Group (IMG)	$38,301	$69,137	$72,718	$116,969
Semiconductor Group (SG)	10,935	3,184	16,548	6,616
Components Group (CG)	10,411	7,831	16,553	15,536
	$59,647	$80,152	$105,819	$139,121

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Asia	$49,439	$73,580	$88,274	$126,034
Americas	7,110	4,532	10,676	8,706
Europe	3,098	2,040	6,869	4,381
	$59,647	$80,152	$105,819	$139,121
14. Restructuring and Cost Management Plans
In 2013, the Company initiated a restructuring plan to improve efficiency, transition from memory repair and other legacy products, and focus on laser microfabrication for consumer electronics, emerging technologies related to semiconductor 3D packaging, and proprietary laser technology. The planned completion date for remaining actions to be taken under this plan is April 30, 2014. See the Company's Form 10-K for the year ended March 30, 2013 for additional information related to restructuring and cost management plans.
In the first two quarters of 2014, restructuring credits of $0.1 million were recognized due to changes in estimates. At September 28, 2013 and March 30, 2013, the amount of unpaid restructuring costs included in accrued liabilities was $0.3 million and $0.5 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring costs payable balance as of March 30, 2013	$485
Employee severance and related benefits:
Cash payments	(153)
Other adjustments	(5)
Restructuring costs payable balance as of September 28, 2013	327
15. Shareholders’ Equity
Share Repurchase Program
On December 9, 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares under this program in either the first two quarters of 2013 or 2014. There is no fixed completion date for the repurchase program.
Dividends
In December 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by the Company since the second quarter of 2013:

Date Declared	Record Date	Payable Date	Amount per Share
August 8, 2013	August 19, 2013	September 3, 2013	$0.08
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful settlement of a patent dispute. The special dividend should not be considered a recurring event.
The Company paid aggregate dividends of $4.8 million and $4.7 million in the first two quarters of 2014 and 2013, respectively.

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
Summary of Sequential Quarterly Results
The financial results of the quarter ended September 28, 2013, which represented the second quarter of 2014, reflected sequential growth in sales and earnings despite continued challenges in some of our markets. Revenue increased to $59.6 million from $46.2 million in the first quarter of 2014 which ended June 29, 2013. However, total order volume for the second quarter of 2014 declined from $58.3 million to $46.2 million, primarily due to fewer design wins and lower follow on demand for advanced microfabrication equipment and absorption of capacity in both flex via drilling and component test systems.
Total shipments were $56.9 million in the second quarter of 2014 compared to $47.0 million in the first quarter of 2014. By product group, SG shipments decreased by approximately 4%, IMG shipments increased by approximately 18%, and CG shipments increased by approximately 71%, reflecting shipments of the strong systems orders received in the first quarter.
Net sales were $59.6 million in the second quarter of 2014 compared to $46.2 million in the first quarter of 2014. All three business groups showed sequential sales growth. IMG increased due to shipment of the strong orders received in the first quarter. CG increased due to shipment of the first quarter orders for our 3510 advanced ceramic capacitor tester. Finally, SG increased as the result of having a full quarter of the acquired Semiconductor Systems business and due to the recognition of revenue deferred from the first quarter.
Gross profit was $24.6 million in the second quarter of 2014 compared to a gross profit of $19.4 million in the first quarter of 2014. Gross margin was 41.3% on net sales of $59.6 million in the second quarter of 2014 compared to a gross profit of 42.0% on net sales of $46.2 million in the first quarter of 2014. The decrease was driven by a product mix of lower margin products, partially offset by the benefit of higher volume.
Net operating expense of $23.9 million in the second quarter of 2014 increased $1.4 million from $22.5 million in the first quarter of 2014. This increase is due to a $1.3 million increase in research, development, and engineering (RD&E) and a first quarter $0.4 million gain on bargain purchase of the acquired Semiconductor Systems business of GSI, Inc. which did not repeat, partially offset by a $0.3 million decrease in selling, service and administration (SS&A). RD&E increased primarily due to an increase in development expenses related to a new strategic customer win, variable expenses, and a full quarter of expenses related to our acquisition of the Semiconductor Systems business. SS&A expense decreased primarily due to $1.4 million lower share-based compensation expense. Share-based compensation expense during the first quarter included the accelerated expensing associated with the annual grants to the Chief Executive Officer and the immediate vesting of the annual board of director share grants. This decrease was partially offset by a $0.8 million increase in variable expenses due to higher business volumes and a full quarter of expenses related to our acquisition of the Semiconductor Systems business.
Operating income was $0.7 million in the second quarter of 2014 compared to an operating loss of $3.1 million in the first quarter of 2014, an increase of $3.8 million. The increase in operating income was primarily due to higher sales volumes.
Non-operating expense was $3.5 million in the second quarter of 2014 compared to expense of $0.1 million in the first quarter of 2014. This increase is primarily due to a $3.6 million impairment against our minority equity investment in OmniGuide, Inc.
Provision for income taxes was a benefit of $33 thousand in the second quarter of 2014 compared to a provision for income taxes of $101 thousand in the first quarter of 2014. Net loss was $2.8 million in the second quarter of 2014 compared to a net loss of $3.3 million in the first quarter of 2014. The improvement in net loss is due to the impact of the items discussed above.
Quarter Ended September 28, 2013 Compared to Quarter Ended September 29, 2012
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Sep 28, 2013	Sep 29, 2012
Net sales	100.0%	100.0%
Cost of sales	58.7	58.2
Gross profit	41.3	41.8
Selling, service and administration	23.9	18.9
Research, development and engineering	16.3	13.1
Gain on acquisition of Semiconductor Systems business	(0.1)	—
Operating income (loss)	1.2	9.8
Other-than-temporary impairment of cost based investments	(6.0)	—
Interest and other income, net	0.1	0.1
Total non-operating (expense) income	(5.9)	0.1
(Loss) income before income taxes	(4.7)	9.9
(Benefit from) provision for income taxes	—	3.4
Net (loss) income	(4.7)%	6.5%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$38,301	64.2%	$69,137	86.2%
Components Group (CG)	10,411	17.5	7,831	9.8
Semiconductor Group (SG)	10,935	18.3	3,184	4.0
	$59,647	100.0%	$80,152	100.0%
Net sales for the second quarter of 2014 decreased $20.5 million or 26% from net sales for the second quarter of 2013. Sales in IMG decreased by 45%, while CG and SG increased by 33% and 243%, respectively.

IMG sales for the second quarter of 2014 decreased $30.8 million compared to the second quarter of 2013. The decrease in IMG sales was driven by the shipment of advanced microfabrication systems following large design wins in early 2013 which exceeded the order volume experienced in early 2014.
CG sales for the second quarter of 2014 increased $2.6 million compared to the second quarter of 2013. The increase was primarily driven by strong sales of our recently introduced 3510 ceramic capacitor tester.
SG sales for the second quarter of 2014 increased $7.8 million compared to the second quarter of 2013. The increase in SG sales was primarily driven by a full quarter of sales in our newly acquired Semiconductor Systems business.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$49,439	82.9%	$73,580	91.8%
Americas	7,110	11.9	4,532	5.7
Europe	3,098	5.2	2,040	2.5
	$59,647	100.0%	$80,152	100.0%
Gross Profit

	Fiscal quarter ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$24,632	41.3%	$33,520	41.8%
Gross profit was $24.6 million for the second quarter of 2014, a decrease of $8.9 million compared to the second quarter of 2013. This decrease was primarily due to lower sales and production volumes partially offset by lower material and manufacturing costs. Gross profit as a percentage of net sales was 41.3% and 41.8% for the second quarter of 2014 and 2013, respectively.
Operating Expenses

	Fiscal quarter ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$14,251	23.9%	$15,114	18.9%
Research, development and engineering	9,719	16.3	10,527	13.1
Gain on acquisition of Semiconductor Systems business	(35)	(0.1)	—	—
	$23,935	40.1%	$25,641	32.0%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for the second quarter of 2014 decreased $0.9 million compared to the second quarter of 2013. This decrease was primarily attributable to decreases in expenses associated with lower headcount and sales volume and, to a lesser degree, lower legal fees, share-based compensation and depreciation and amortization, partially offset by the addition of the Semiconductor Systems business.

Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the second quarter of 2014 decreased $0.8 million compared to the second quarter of 2013. This decrease was primarily due to decreases in labor costs due to selective headcount reductions, lower share-based compensation expenses, and slightly lower depreciation, partially offset by the addition of the Semiconductor Systems business.
Gain on acquisition of Semiconductor Systems Business
Gain on acquisition of Semiconductor Systems business was $35 thousand in the second quarter of 2014. This portion of the overall gain of $0.5 million was a result of the finalization in the quarter of the net working capital adjustment to the purchase price of the Semiconductor Systems business and the final determination of the fair value of the assets purchased.
Non-operating Income and Expense
Interest and other expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net interest and other expense, net were as follows:

	Fiscal quarter ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Interest and Other (Expense) Income, net	% of Net Sales	Interest and Other (Expense) Income, net	% of Net Sales
Other-than-temporary impairment of cost based investments	$(3,588)	(6.0)%	$—	—%
Interest and other income, net	80	0.1	91	0.1
Interest and other expense, net	$(3,508)	(5.9)%	$91	0.1%
Other-than-temporary impairment of cost based investments
Other-than-temporary impairment of cost based investments was $3.6 million in the second quarter of 2014 and relates to our minority interest investment in OmniGuide, Inc. During the second quarter, OmniGuide, Inc. engaged in a Series F Preferred Stock round of equity financing at pricing below previous rounds which was considered a triggering event. We performed a valuation of the investment which resulted in a $3.6 million impairment charge of our Series D and Series E investments.
Interest and other income, net
Net interest and other income was $0.1 million in both the second quarter of 2014 and 2013.
Income Taxes

	Fiscal quarter ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
(Benefit from) provision for income taxes	$(33)	1.2%	$2,759	34.6%
The income tax benefit for the second quarter of 2014 was $33 thousand on pretax loss of $2.8 million, an effective tax rate of 1.2%. For the second quarter of 2013, the income tax provision was $2.8 million on pretax income of $8.0 million, an effective rate of 34.6%. The change in the effective tax rate is primarily due to the relative quarterly income level, the mix of income between foreign and domestic jurisdictions and their relative tax rates, the impact of the valuation allowance on domestic tax assets, and a discrete benefit resulting from the closure of various open foreign tax returns.

Net (Loss) Income

	Fiscal quarter ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Income	% of Net Sales
Net (loss) income	$(2,778)	(4.7)%	$5,211	6.5%
As a result of the factors discussed above, net loss for the second quarter of 2014 was $2.8 million, or $0.09 per basic and diluted share, compared to net income of $5.2 million, or $0.18 per basic and $0.17 per diluted share, for the second quarter of 2013.
Two Quarters Ended September 28, 2013 Compared to Two Quarters Ended September 29, 2012
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Two fiscal quarters ended
	Sep 28, 2013	Sep 29, 2012
Net sales	100.0%	100.0%
Cost of sales	58.4	58.9
Gross profit	41.6	41.1
Selling, service and administration	27.3	22.1
Research, development and engineering	17.1	14.4
Gain on acquisition of Semiconductor Systems business	(0.5)	—
Operating income (loss)	(2.3)	4.6
Other-than-temporary impairment of cost based investments	(3.4)	—
Interest and other expense, net	—	(0.1)
Total non-operating (expense) income	(3.4)	(0.1)
(Loss) income before income taxes	(5.7)	4.5
(Benefit from) provision for income taxes	—	1.4
Net (loss) income	(5.7)%	3.1%
Net Sales
The following table presents net sales information by product group:

	Two fiscal quarters ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$72,718	68.8%	$116,969	84.1%
Components Group (CG)	16,553	15.6	15,536	11.1
Semiconductor Group (SG)	16,548	15.6	6,616	4.8
	$105,819	100.0%	$139,121	100.0%
Net sales for the first two quarters of 2014 decreased $33.3 million or 23.9% from net sales for the first two quarters of 2013. Sales in IMG decreased by 37.8%, while sales in CG and SG increased by 6.5% and 150.1%, respectively.
IMG sales for the first two quarters of 2014 decreased $44.3 million compared to the first two quarters of 2013. The decrease in IMG sales was primarily driven by lower sales of our advanced microfabrication systems following very large design wins in the first two quarters of 2013.
CG sales for the first two quarters of 2014 increased $1.0 million compared to the first two quarters of 2013. The increase was primarily driven by sales of our new 3510 ceramic capacitor tester.
SG sales for the first two quarters of 2014 increased $9.9 million compared to the first two quarters of 2013. The increase in SG sales was primarily driven by our acquisition of the Semiconductor Systems business of GSI, Inc.

The following table presents net sales information by geographic region:

	Two fiscal quarters ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$88,274	83.4%	$126,034	90.6%
Americas	10,676	10.1	8,706	6.3
Europe	6,869	6.5	4,381	3.1
	$105,819	100.0%	$139,121	100.0%
Gross Profit

	Two fiscal quarters ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$44,018	41.6%	$57,173	41.1%
Gross profit was $44.0 million for the first two quarters of 2014 and decreased $13.2 million compared to the first two quarters of 2013. This decrease was primarily due to lower sales and production volumes partially offset by product mix. Gross profit as a percentage of net sales remains relatively consistent at 41.6% and 41.1% for the first two quarters of 2014 and 2013, respectively.
Operating Expenses

	Two fiscal quarters ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$28,798	27.3%	$30,777	22.1%
Research, development and engineering	18,144	17.1	20,061	14.4
Gain on acquisition of Semiconductor Systems business	(499)	(0.5)	—	—
	$46,443	43.9%	$50,838	36.5%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for the first two quarters of 2014 decreased $2.0 million compared to the first two quarters of 2013. This decrease was primarily attributable to decreases in expense associated with lower headcount and sales volume, and, to a lesser degree, lower legal fees, share-based compensation and depreciation and amortization, partially offset by the addition of the Semiconductor Systems business.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first two quarters of 2014 decreased $1.9 million compared to the first two quarters of 2013. This decrease was primarily due to decreases in labor costs due to selective headcount reductions, lower share-based compensation expense, and lower depreciation, partially offset by the addition of the Semiconductor Systems business.
Gain on acquisition of Semiconductor Systems Business
Gain on acquisition of Semiconductor Systems business was $0.5 million in 2014. This purchase resulted in an overall gain as the estimated fair value of the assets purchased was in excess of the total purchase consideration, primarily due to the recognition of certain intangible assets, comprised of developed technology and order backlog.

Non-operating Income and Expense
Interest and other expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net interest and other expense, net were as follows:

	Two fiscal quarters ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Interest and Other Expense, net	% of Net Sales	Interest and Other Expense, net	% of Net Sales
Other-than-temporary impairment of cost based investments	$(3,588)	(3.4)%	$—	—%
Interest and other income (expense), net	$20	—%	$(59)	(0.1)%
Total non-operating (expense) income	$(3,568)	(3.4)%	$(59)	(0.1)%
Other-than-temporary impairment of cost based investments
Other-than-temporary impairment of cost based investments was $3.6 million in first two quarters of 2014 and relates to our minority interest investment in OmniGuide, Inc. During the second quarter, OmniGuide, Inc. engaged in a Series F Preferred Stock round of equity financing at pricing below previous rounds which was considered a triggering event. We performed a valuation of the investment which resulted in a $3.6 million impairment charge of our Series D and Series E investments.
Interest and other (expense) income, net
Net interest and other income was $20 thousand in the first two quarters of 2014 compared to net interest and other expense of $59 thousand in the first two quarters of 2013.
Income Taxes

	Two fiscal quarters ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
(Benefit from) provision for income taxes	$68	(1.1)%	$2,009	32.0%
The income tax provision for the first two quarters of 2014 was $0.1 million on pretax loss of $6.0 million, an effective tax rate of (1.1)%. For the first two quarters of 2013, the income tax provision was $2.0 million on pretax income of $6.3 million, an effective rate of 32.0%. The change in the effective tax rate is primarily due to the relative income level, the mix of income between foreign and domestic jurisdictions and their relative tax rates, the impact of the valuation allowance on domestic tax assets, and a discrete benefit resulting from the closure of various open foreign tax returns.
Net (Loss) Income

	Two fiscal quarters ended
	Sep 28, 2013		Sep 29, 2012
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Income	% of Net Sales
Net (loss) income	$(6,061)	(5.7)%	$4,267	3.1%
As a result of the factors discussed above, net loss for the first two quarters of 2014 was $6.1 million, or $0.20 per basic and diluted share, compared to net income of $4.3 million, or $0.15 per basic and $0.14 per diluted share, for the first two quarters of 2013.
Financial Condition and Liquidity
At September 28, 2013, our principal sources of liquidity were cash and cash equivalents of $72.0 million, short-term investments of $49.9 million and accounts receivable of $34.7 million. At September 28, 2013, we had a current ratio of 5.11 and held no long-term debt. Working capital of $188.2 million decreased $6.2 million compared to the March 30, 2013 balance of $194.4 million substantially impacted by the purchase of the Semiconductor Systems business for $9.7 million, the $5.0 million investment in OmniGuide, Inc. and the payment of quarterly dividends. We also held approximately $10.4 million of non-current investments at September 28, 2013.
In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by us since the second quarter of 2013:

Date Declared	Record Date	Payable Date	Amount per Share
August 8, 2013	August 19, 2013	September 3, 2013	$0.08
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful settlement of a patent dispute. The special dividend should not be considered a recurring event.
We paid aggregate dividends of $4.8 million and $4.7 million in the second quarter of 2014 and 2013, respectively.
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
Sources and Uses of Cash
Net cash used in operating activities of $3.1 million for the two quarters ended September 28, 2013, was the result of $9.0 million of net decreases in working capital and $6.1 million in net loss, partially offset by $11.9 million in non-cash charges. For the two quarters ended September 28, 2013, the primary uses of cash from working capital consisted of $7.1 million decrease in accounts payable and accrued liabilities, $2.5 million decrease in deferred revenue, and $0.8 million increase in other current assets, partially offset by $1.1 million decrease in trade receivables and $0.5 million decrease in shipped systems pending acceptance.
For the two quarters ended September 28, 2013, net cash used in investing activities of $8.9 million primarily resulted from $9.7 million paid for the acquisition of the Semiconductor Systems business of GSI, Inc., $5.0 million in additional investment in OmniGuide, Inc. and $2.3 million of net purchases and sales of property, plant and equipment, partially offset by $8.2 million of proceeds from sales and maturities of securities, net of purchases.
For the two quarters ended September 28, 2013, net cash used in financing activities of $5.2 million primarily resulted from $4.8 million of cash dividends paid to shareholders and $0.4 million from stock plan activity.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•	changes in the timing of orders and terms or acceptance of product shipments by our customers;

•	changes in the mix of products and services that we sell;

•	timing and market acceptance of our new product introductions;

•	customer adoption of new technologies or manufacturing processes requiring use of our equipment;

•	timing of new application design wins; and

•	delays or problems in the planned introduction of new products, or in the performance of any such products following delivery to customers.
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
We may from time to time also make strategic investments in development stage companies. Investments in development stage companies are subject to a high degree of risk. We could lose all or a portion of our investment in any such company or could be required to recognize an impairment charge with respect to our investment, as we did in the second quarter of 2014 regarding our investment in OmniGuide, Inc.
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
Impairment of Intangible Assets
We held a total of $8.3 million in acquired intangible assets and $7.9 million in goodwill at September 28, 2013. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.
We performed a review of our acquired intangible assets in the fourth quarter of 2013. We identified intangible assets relating to acquired in-process research and development programs from which we no longer expect to derive value. As a result, we accelerated amortization of $2.3 million on acquired intangible assets. There were no other events or circumstances during the first two quarters of 2014 that would indicate the carrying value of our long-lived assets may not be recoverable.
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
Stock Price Volatility
The market price of our common stock has fluctuated widely. During fiscal 2013, our stock price fluctuated between a high of $15.20 per share and a low of $9.46 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

•	variations in operating results from quarter to quarter;

•	changes in either short term or long term earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the semiconductor and other industries into which we sell products;

•	general economic conditions;

•	political changes, hostilities or natural disasters;

•	low trading volume of our common stock;

•	the number of analysts covering our common stock; and

•	the number of firms making a market in our common stock.
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
Impairment of Investments
Our investment portfolio is primarily comprised of commercial paper, debt securities issued by U.S. governmental agencies and municipal debt securities. These investments are intended to be highly liquid and low risk. If the markets for these securities were to deteriorate for any reason, including as a result of a downgrade in the credit rating of U.S. government securities, the liquidity and value of these investments could be negatively affected, which could result in impairment charges. In addition, the value of any investments we may make in private companies, such as OmniGuide, Inc., could be negatively affected by any number of reasons, including the financial condition or prospects of the company or the terms of any subsequent financing, which could also result in an impairment charge. Any such impairment charges may have a material impact on our financial condition and results of operations.
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

Date:	November 6, 2013	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

		By:	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)