Form 10-Q
period 2013-12-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2014-02-05
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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
The number of shares outstanding of the Registrant’s Common Stock as of February 3, 2014 was 29,915,584 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2014 FORM 10-Q QUARTERLY REPORT

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets - at December 28, 2013 and March 30,2013	3
	Condensed Consolidated Statements of Operations - for the fiscal quarter and three fiscal quarters ended December 28, 2013 and December 29, 2012	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income - for the fiscal quarter and three fiscal quarters ended December 28, 2013 and December 29, 2012	4
	Condensed Consolidated Statements of Cash Flows - for the three fiscal quarters ended December 28, 2013 and December 29, 2012	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	23
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	24
Item 4.	Mine Safety Disclosures	31
Item 6.	Exhibits and Financial Statement Schedules	32
SIGNATURES		33

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Dec 28, 2013	Mar 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$77,174	$88,913
Short-term investments	46,299	56,144
Trade receivables, net of allowances of $464 and $442	27,479	31,779
Inventories	68,626	63,067
Shipped systems pending acceptance	1,179	1,007
Deferred income taxes, net	1,714	1,682
Other current assets	4,796	3,898
Total current assets	227,267	246,490
Non-current assets:
Non-current investments	6,024	12,329
Property, plant and equipment, net of accumulated depreciation of $97,056 and $98,734	27,830	27,894
Non-current deferred income taxes, net	3,680	3,766
Goodwill	7,889	7,889
Acquired intangible assets, net of accumulated amortization of $17,524 and $15,393	7,696	9,088
Other assets	19,199	14,752
Total assets	$299,585	$322,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,191	$16,958
Accrued liabilities	20,944	24,930
Deferred revenue	6,694	10,196
Total current liabilities	41,829	52,084
Non-current liabilities:
Income taxes payable	6,208	5,982
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 30,095 and 29,583 issued and outstanding	181,844	176,631
Retained earnings	69,368	87,228
Accumulated other comprehensive income, other	336	283
Total shareholders’ equity	251,548	264,142
Total liabilities and shareholders’ equity	$299,585	$322,208
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Net sales	$38,267	$37,930	$144,086	$177,051
Cost of sales	21,986	24,697	83,787	106,645
Gross profit	16,281	13,233	60,299	70,406
Operating expenses:
Selling, service and administration	12,408	11,696	41,206	42,473
Research, development and engineering	9,768	8,730	27,912	28,791
Legal settlement proceeds, net	—	(15,365)	—	(15,365)
Gain on sale of property and equipment, net	(1,301)	(1,226)	(1,301)	(1,226)
Gain on acquisition of Semiconductor Systems business	—	—	(499)	—
Net operating expenses	20,875	3,835	67,318	54,673
Operating (loss) income	(4,594)	9,398	(7,019)	15,733
Non-operating income (expense):
Other-than-temporary impairment of cost based investments	—	—	(3,588)	—
Interest and other income (expense), net	95	(5)	115	(64)
Total non-operating income (expense)	95	(5)	(3,473)	(64)
(Loss) income before income taxes	(4,499)	9,393	(10,492)	15,669
Provision for income taxes	141	2,625	209	4,634
Net (loss) income	$(4,640)	$6,768	$(10,701)	$11,035
Net (loss) income per share—basic	$(0.15)	$0.23	$(0.36)	$0.38
Net (loss) income per share—diluted	$(0.15)	$0.23	$(0.36)	$0.37
Weighted average number of shares—basic	30,054	29,434	29,922	29,296
Weighted average number of shares—diluted	30,054	30,043	29,922	29,954
Cash dividends paid per outstanding common share	$0.08	$2.08	$0.24	$2.24

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Net (loss) income	$(4,640)	$6,768	$(10,701)	$11,035
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes of $(86), ($134), $22 and $19	(153)	(239)	39	37
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $2, $1, $5 and $4	3	3	9	8
Net unrealized gain (loss) on available-for-sale securities, net of taxes of $(2), ($8), $3 and ($5)	(3)	(15)	5	(9)
Comprehensive (loss) income	$(4,793)	$6,517	$(10,648)	$11,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three fiscal quarters ended
(In thousands)	Dec 28, 2013	Dec 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,701)	$11,035
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,636	6,867
Amortization of acquired intangible assets	2,133	1,810
Share-based compensation expense	5,130	6,132
Gain on sale of property and equipment, net	(1,264)	(1,226)
Gain on acquisition of Semiconductor Systems business	(499)	—
Other-than-temporary impairment of cost based investments	3,588	—
(Increase) decrease in deferred income taxes	(317)	4,537
Changes in operating accounts, net of acquisitions:
Decrease in trade receivables, net	8,047	14,315
Increase in inventories	(1,389)	(11,744)
(Increase) decrease in shipped systems pending acceptance	(172)	1,002
(Increase) decrease in other current assets	(924)	61
Decrease in accounts payable and accrued liabilities	(9,460)	(912)
Decrease in deferred revenue	(3,681)	(4,343)
Net cash (used in) provided by operating activities	(3,873)	27,534
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(237,113)	(857,435)
Proceeds from sales and maturities of investments	253,265	885,818
Purchase of property, plant and equipment	(5,344)	(5,127)
Proceeds from sale of property, plant and equipment	3,617	2,020
Cash paid for business acquisitions	(9,731)	(9,466)
Minority equity investment	(5,000)	—
Decrease in other assets	(408)	403
Net cash (used in) provided by investing activities	(714)	16,213
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(7,158)	(65,723)
Stock plan activity, net	83	73
Excess tax benefit of share-based compensation	—	71
Net cash used in financing activities	(7,075)	(65,579)
Effect of exchange rate changes on cash	(77)	(708)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,739)	(22,540)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,913	69,780
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,174	$47,240
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$(3,072)	$(1,174)
Income tax refunds received	$65	$651
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
2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended December 28, 2013 that are of significance to the Company.
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
The Company granted a total of 621,000 restricted stock unit awards during the first three quarters of 2014, but did not grant any stock options or SARs. The Company granted 552,500 restricted stock unit awards and 5,000 stock options during the first three quarters of 2013, but did not grant any SARs.

Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Cost of sales	$184	$202	$558	$635
Selling, service and administration	728	867	3,488	4,145
Research, development and engineering	350	413	1,084	1,579
Total share-based compensation expense	$1,262	$1,482	$5,130	$6,359
No share-based compensation costs were capitalized in the first three quarters of 2014. As of December 28, 2013, the Company had $9.2 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 1.9 years.
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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 28, 2013 and March 30, 2013 was as follows (in thousands):

December 28, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$3,724	$—	$—	$3,724
Commercial paper	—	20,447	—	20,447
Corporate Bonds	—	18,550	—	18,550
Municipal bonds	—	14,461	—	14,461
Government agencies	—	8,034	—	8,034
Forward purchase or (sale) contracts:
Japanese Yen	—	108	—	108
New Taiwan Dollar	—	(5)	—	(5)
Korean Won	—	33	—	33
Euro	—	(129)	—	(129)
British Pound	—	29	—	29
Chinese Renminbi	—	(18)	—	(18)
Singapore Dollar	—	(3)	—	(3)

March 30, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$9,457	$—	$—	$9,457
Commercial paper	—	51,443	—	51,443
Government agencies	—	29,646	—	29,646
Corporate bonds	—	18,396	—	18,396
Municipal bonds	—	3,389	—	3,389
Forward purchase or (sale) contracts:
Japanese Yen	—	176	—	176
New Taiwan Dollar	—	(10)	—	(10)
Korean Won	—	(46)	—	(46)
Euro	—	100	—	100
British Pound	—	38	—	38
Chinese Renminbi	—	(1)	—	(1)
Singapore Dollar	—	(12)	—	(12)
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at December 28, 2013 and March 30, 2013 were utilized to calculate fair values.
During the first three quarters of 2014, there were no transfers between Level 1 and Level 2 assets.

Investments
Certain information regarding the Company’s investments at December 28, 2013 and March 30, 2013 was as follows (in thousands):

		Unrealized
December 28, 2013	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$20,447	$—	$—	$20,447
Corporate Bonds	18,549	1	—	18,550
Municipal Bonds	10,428	7	—	10,435
Government agencies	6,035	1	—	6,036
	$55,459	$9	$—	$55,468
Available-for-sale securities (non-current):
Municipal Bonds	$4,019	$7	$—	$4,026
Government agencies	1,998	—	—	1,998
	$6,017	$7	$—	$6,024

		Unrealized
March 30, 2013	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$51,443	$—	$—	$51,443
Government agencies	26,556	8	—	26,564
Corporate Bonds	10,473	7	—	10,480
Municipal Bonds	2,058	—	—	2,058
	$90,530	$15	$—	$90,545
Available-for-sale securities (non-current):
Corporate Bonds	$7,923	$—	$(7)	$7,916
Government agencies	3,082	—	—	3,082
Municipal Bonds	1,330	1	—	1,331
	$12,335	$1	$(7)	$12,329
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive (loss) income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive (loss) income were insignificant as of December 28, 2013 and March 30, 2013.
Underlying maturities of investments at December 28, 2013 were $55.5 million within one year and $6.0 million between one to five years.
5. Business Acquisitions
Fiscal 2014
On May 3, 2013, the Company completed the purchase of assets related to the Semiconductor Systems business of GSI Group Inc. for $8.0 million, subject to certain closing working capital adjustments. As of June 29, 2013 the working capital adjustments had not been finalized but were estimated and accrued at $1.6 million. On September 20, 2013, the Company finalized the closing working capital adjustment and paid $1.7 million of cash for a total purchase price of $9.7 million.
The acquisition provides the Company with direct access to industry-leading wafer marking, wafer trimming and circuit trimming laser systems. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values and resulted in a net gain on bargain purchase of $0.5 million. The fair value of the acquired net assets of $10.5 million was in excess of the total purchase consideration of $9.7 million, primarily due to the recognition of certain intangible assets. The resulting gain of $0.8 million was partially offset by $0.3 million of deferred tax liabilities. Analysis supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The acquisition was an asset purchase for tax purposes.

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
In the first three quarters of 2014, the Company also incurred approximately $1.3 million in acquisition related costs which are included in Selling, service and administration expenses in the Condensed Consolidated Statements of Operations.
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
In the first three quarters of 2013, the Company also incurred approximately $0.9 million in acquisition-related costs which are included in Selling, service and administration expenses in the Condensed Consolidated Statements of Operations.
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
6. Inventories
Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Dec 28, 2013	Mar 30, 2013
Raw materials and purchased parts	$49,298	$44,332
Work-in-process	13,353	8,985
Finished goods	5,975	9,750
	$68,626	$63,067
7. Other Current Assets
Other current assets consisted of the following:

(In thousands)	Dec 28, 2013	Mar 30, 2013
Prepaid expenses	$2,931	$2,240
Value added tax receivable	672	763
Other	1,193	895
	$4,796	$3,898

8. Other Assets
Other assets consisted of the following:

(In thousands)	Dec 28, 2013	Mar 30, 2013
Minority equity investment	$10,378	$8,966
Consignment and demo equipment, net	6,830	4,263
Long term deposits and other	1,991	1,523
	$19,199	$14,752
Minority equity investment represents the Company's investment in OmniGuide, Inc. During the second quarter of 2014, the Company invested $5 million in Series F Preferred Stock of OmniGuide, Inc. As of December 28, 2013, the Company had $6.0 million invested in Series D Preferred Stock, $3.0 million invested in Series E Preferred Stock, and $5.0 million invested in Series F Preferred Stock of OmniGuide, Inc., representing a 15% interest. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated. In the second quarter of 2014, OmniGuide, Inc. engaged in a Series F Preferred Stock round of equity financing at pricing below previous rounds which was considered a triggering event. As a result, the Company performed a valuation of the investment which resulted in a $3.6 million impairment charge of our Series D and Series E investments.
9. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Dec 28, 2013	Mar 30, 2013
Payroll-related liabilities	$7,805	$7,918
Product warranty accrual	4,623	5,411
Professional fees payable	1,762	1,322
Pension benefit liabilities	1,667	1,501
Purchase order commitments and receipts	1,257	2,533
Customer deposits	685	225
Freight accrual	536	646
Income taxes payable	429	2,884
Restructuring costs payable	327	485
Value added taxes payable	272	258
Other	1,581	1,747
	$20,944	$24,930
10. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Product warranty accrual, beginning	$5,563	$6,096	$5,411	$4,187
Warranty charges incurred, net	(1,755)	(1,603)	(5,298)	(5,513)
Provision for warranty charges	815	1,297	4,510	7,116
Product warranty accrual, ending	$4,623	$5,790	$4,623	$5,790
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
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Deferred revenue, beginning	$7,855	$9,456	$10,196	$10,751
Revenue deferred	5,294	5,394	18,892	43,340
Revenue recognized	(6,455)	(8,330)	(22,394)	(47,571)
Deferred revenue, ending	$6,694	$6,520	$6,694	$6,520
12. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share data)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Net (loss) income	$(4,640)	$6,768	$(10,701)	$11,035
Weighted average shares used for basic earnings per share	30,054	29,434	29,922	29,296
Incremental diluted shares	—	609	—	658
Weighted average shares used for diluted earnings per share	30,054	30,043	29,922	29,954
Net (loss) income per share:
Net (loss) income — basic	$(0.15)	$0.23	$(0.36)	$0.38
Net (loss) income — diluted	$(0.15)	$0.23	$(0.36)	$0.37
Awards of options, stock appreciation rights (SARs) and unvested restricted stock units (RSUs) representing an additional 3.8 million and 2.5 million shares of stock for the third quarter of 2014 and 2013, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
For the three quarters ended December 28, 2013 and December 29, 2012, awards of options, SARs, and unvested RSUs representing an additional 4.0 million and 2.3 million shares, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
13. Product and Geographic Information
Net sales by product type were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Interconnect & Microfabrication Group (IMG)	$25,378	$30,537	$98,096	$147,506
Semiconductor Group (SG)	8,535	3,322	25,083	9,938
Components Group (CG)	4,354	4,071	20,907	19,607
	$38,267	$37,930	$144,086	$177,051

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Asia	$29,087	$28,928	$117,361	$154,962
Americas	4,761	6,990	15,470	15,696
Europe	4,419	2,012	11,255	6,393
	$38,267	$37,930	$144,086	$177,051
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
In the first three quarters of 2014, net restructuring credits of $31 thousand were recognized due to changes in estimates. At December 28, 2013 and March 30, 2013, the amount of unpaid restructuring costs included in accrued liabilities was $0.3 million and $0.5 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring costs payable balance as of March 30, 2013	$485
Employee severance and related benefits:
Cash payments	(153)
Other adjustments	(5)
Restructuring costs payable balance as of December 28, 2013	$327
15. Shareholders’ Equity
Share Repurchase Program
On December 9, 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares under this program in either the first three quarters of 2013 or 2014. There is no fixed completion date for the repurchase program.
Dividends
In December 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by the Company since the third quarter of 2013:

Date Declared	Record Date	Payable Date	Amount per Share
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
August 8, 2013	August 19, 2013	September 3, 2013	$0.08
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful settlement of a patent dispute. The special dividend should not be considered a recurring event.
The Company paid aggregate dividends of $7.2 million and $65.7 million in the first three quarters of 2014 and 2013, respectively.

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
Summary of Sequential Quarterly Results
The financial results of the quarter ended December 28, 2013, which represented the third quarter of 2014 , reflected a sequential decline in sales and earnings as a result of timing of design wins in our advanced micromachining business and absorption of capacity in some of our markets. Revenue decreased to $38.3 million from $59.6 million in the third quarter of 2014 which ended December 28, 2013. Total order volume for the third quarter of 2014 declined from $46.2 million to $35.6 million, primarily driven by timing of orders for advanced microfabrication equipment, and timing of service contract bookings.
Total shipments were $37.4 million in the third quarter of 2014 compared to $56.9 million in the second quarter of 2014. By product group, Semiconductor Group (SG) shipments increased by approximately 21%, Interconnect & Microfabrication Group (IMG) shipments decreased by approximately 39%, and Components Group (CG) shipments decreased by approximately 58%.
Net sales were $38.3 million in the third quarter of 2014 compared to $59.6 million in the second quarter of 2014. All three business groups showed a sequential decline in sales and orders. IMG decreased due to lower flex, microfabrication and service sales. CG decreased due to MLCC customers absorbing capacity following strong shipments in the second quarter. Finally, SG sales decreased due to shipment push-outs and acceptance delays.
Gross profit was $16.3 million in the third quarter of 2014 compared to a gross profit of $24.6 million in the second quarter of 2014. Gross margin was 42.5% on net sales of $38.3 million in the third quarter of 2014 compared to a gross profit of 41.3% on net sales of $59.6 million in the second quarter of 2014. The increase in gross margin was primarily driven by favorable product mix, partially offset by lower sales volume.

Net operating expenses of $20.9 million in the third quarter of 2014 decreased $3.1 million from $23.9 million in the second quarter of 2014. This decrease is due to a $1.8 million decrease in selling, service and administration (SS&A) and a $1.3 million gain on sale of property. RD&E expense remained fairly flat compared to the prior quarter. SS&A expense decreased primarily due to reduced compensation and other variable expenses based on lower business volume and less amortization of acquired intangible assets.
Operating loss was $4.6 million in the third quarter of 2014 compared to an operating income of $0.7 million in the second quarter of 2014, a change of $5.3 million. The operating loss was primarily due to lower sales volumes in the third quarter partially offset by a decreased operating expenses and the gain on sale of property.
Non-operating income was $0.1 million in the third quarter of 2014 compared to expense of $3.5 million in the second quarter of 2014. The change is primarily due to the $3.6 million impairment against our minority equity investment in OmniGuide, Inc recorded in the second quarter of 2014.
Provision for income taxes was $141 thousand in the third quarter of 2014 compared to a benefit of $33 thousand in the second quarter of 2014.
Net loss was $4.6 million in the third quarter of 2014 compared to a net loss of $2.8 million in the second quarter of 2014.
Quarter Ended December 28, 2013 Compared to Quarter Ended December 29, 2012
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Dec 28, 2013	Dec 29, 2012
Net sales	100.0%	100.0%
Cost of sales	57.5	65.1
Gross profit	42.5	34.9
Selling, service and administration	32.4	30.8
Research, development and engineering	25.5	23.0
Legal settlement proceeds, net	—	(40.5)
Gain on sale of property and equipment, net	(3.4)	(3.2)
Operating (loss) income	(12.0)	24.8
Interest and other income, net	0.2	—
(Loss) income before income taxes	(11.8)	24.8
Provision for income taxes	0.3	7.0
Net (loss) income	(12.1)%	17.8%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$25,378	66.3%	$30,537	80.5%
Semiconductor Group (SG)	8,535	22.3	3,322	8.8
Components Group (CG)	4,354	11.4	4,071	10.7
	$38,267	100.0%	$37,930	100.0%
Net sales for the third quarter of 2014 increased $0.3 million or 1% from net sales for the third quarter of 2013. Sales in IMG decreased by 17%, while SG and CG increased by 157% and 7% , respectively.
IMG sales for the third quarter of 2014 decreased $5.2 million compared to the third quarter of 2013. The decrease in IMG sales was driven by last year's shipments of advanced microfabrication systems which were higher, following large design wins in early 2013, which exceeded the order volume experienced in 2014.

SG sales for the third quarter of 2014 increased $5.2 million compared to the third quarter of 2013. The increase was primarily driven by the sales in our newly acquired Semiconductor Systems business.
CG sales for the third quarter of 2014 increased $0.3 million compared to the third quarter of 2013, fairly consistent with the seasonally lower levels of the previous year.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$29,087	76.0%	$28,928	76.3%
Americas	4,761	12.4	6,990	18.4
Europe	4,419	11.6	2,012	5.3
	$38,267	100.0%	$37,930	100.0%
Gross Profit

	Fiscal quarter ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$16,281	42.5%	$13,233	34.9%
Gross profit was $16.3 million for the third quarter of 2014, an increase of $3.0 million compared to the third quarter of 2013. This increase was primarily driven by favorable product mix, warranty improvements, lower material and manufacturing costs and to a lesser extent, by slightly higher production volume. Gross profit as a percentage of net sales was 42.5% and 34.9% for the third quarters of 2014 and 2013, respectively.
Operating Expenses

	Fiscal quarter ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$12,408	32.4%	$11,696	30.8%
Research, development and engineering	9,768	25.5	8,730	23.0
Legal settlement proceeds, net	—	—	(15,365)	(40.5)
Gain on sale of property and equipment, net	(1,301)	(3.4)	(1,226)	(3.2)
	$20,875	54.5%	$3,835	10.1%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for the third quarter of 2014 increased $0.7 million compared to the third quarter of 2013. This increase was primarily attributable to increases in expenses associated with the addition of the Semiconductor systems business and a slightly higher installed base, partially offset by lower asset depreciation, variable pay, share-based compensation and the impact of restructuring actions taken in the fourth quarter of FY2013.

Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the third quarter of 2014 increased $1.0 million compared to the third quarter of 2013. This increase was primarily due to the addition of the Semiconductor systems business and higher project development costs, partially offset by the impact of restructuring actions taken in the fourth quarter of 2013.
Legal Settlement Proceeds, net
Legal settlement proceeds, net for the third quarter of 2013 were $15.4 million, which consisted of All Ring litigation legal settlement proceeds and related non-recurring legal matters.
Gain on Sale of Property and Equipment, net
During the third quarter of 2014, we sold a facility in Portland, Oregon for $3.6 million, resulting in a pre-tax gain of $1.3 million. The 2013 gain on sale for $1.2 million was primarily due to a facility sale in China which resulted in a pre-tax gain of $1.3 million, partially offset by the loss on disposal of certain fixed assets.
Non-operating Income and Expense
Non-operating income and expense consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net non-operating income was $95 thousand in the third quarter of 2014 and net non-operating expense was $5 thousand in the third quarter of 2013. The increase in income was primarily attributable to market gains on assets held in deferred compensation accounts.
Income Taxes

	Fiscal quarter ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$141	(3.1)%	$2,625	27.9%
The income tax provision for the third quarter of 2014 was $141 thousand on pretax loss of $4.5 million, an effective tax rate of (3.1)%. For the third quarter of 2013, the income tax provision was $2.6 million on pretax income of $9.4 million, an effective rate of 27.9%. The change in the effective tax rate is primarily due to the relative quarterly income level, the mix of income between foreign and domestic jurisdictions and their relative tax rates, the impact of the valuation allowance on domestic tax assets, and a discrete benefit resulting from the filing of the Company's tax returns.
Net (Loss) Income

	Fiscal quarter ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Income	% of Net Sales
Net (loss) income	$(4,640)	(12.1)%	$6,768	17.8%
As a result of the factors discussed above, net loss for the third quarter of 2014 was $4.6 million, or $0.15 per basic and diluted share, compared to net income of $6.8 million, or $0.23 per basic and diluted share, for the third quarter of 2013.

Three Quarters Ended December 28, 2013 Compared to Three Quarters Ended December 29, 2012
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Three fiscal quarters ended
	Dec 28, 2013	Dec 29, 2012
Net sales	100.0%	100.0%
Cost of sales	58.2	60.2
Gross profit	41.8	39.8
Selling, service and administration	28.6	24.0
Research, development and engineering	19.4	16.3
Legal settlement proceeds, net	—	(8.7)
Gain on sale of property and equipment, net	(0.9)	(0.7)
Gain on acquisition of Semiconductor Systems business	(0.4)	—
Operating (loss) income	(4.9)	8.9
Other-than-temporary impairment of cost based investments	(2.5)	—
Interest and other (expense) income, net	0.1	(0.1)
Total non-operating income (expense)	(2.4)	(0.1)
(Loss) income before income taxes	(7.3)	8.8
Provision for income taxes	0.1	2.6
Net (loss) income	(7.4)%	6.2%
Net Sales
The following table presents net sales information by product group:

	Three fiscal quarters ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$98,096	68.1%	$147,506	83.3%
Semiconductor Group (SG)	25,083	17.4	9,938	5.6
Components Group (CG)	20,907	14.5%	19,607	11.1%
	$144,086	100.0%	$177,051	100.0%
Net sales for the first three quarters of 2014 decreased $33.0 million or 18.6% from net sales for the first three quarters of 2013. Sales in IMG decreased by 33.5%, while sales in SG and CG increased by 152.4% and 6.6%, respectively.
IMG sales for the first three quarters of 2014 decreased $49.4 million compared to the first three quarters of 2013. The decrease in IMG sales was primarily driven by the shipment of advanced microfabrication systems following large design wins in early 2013 which did not repeat at the same level in 2014.
SG sales for the first three quarters of 2014 increased $15.1 million compared to the first three quarters of 2013. The increase in SG sales was primarily driven by the addition of our Semiconductor Systems business, which we acquired in the first quarter of 2014.
CG sales for the first three quarters of 2014 increased $1.3 million compared to the first three quarters of 2013. The increase was primarily driven by improved sales of the new multilayer ceramic capacitor testers.

The following table presents net sales information by geographic region:

	Three fiscal quarters ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$117,361	81.5%	$154,962	87.5%
Americas	15,470	10.7	15,696	8.9
Europe	11,255	7.8	6,393	3.6
	$144,086	100.0%	$177,051	100.0%
Gross Profit

	Three fiscal quarters ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$60,299	41.8%	$70,406	39.8%
Gross profit was $60.3 million for the first three quarters of 2014 and decreased $10.1 million compared to the first three quarters of 2013. This decrease was primarily due to lower sales and production volumes. Gross profit as a percentage of net sales increased to 41.8% for the first three quarters of 2014 from 39.8% for the first three quarters of 2013. This increase was primarily due to a more favorable product mix and to a lesser extent by improvements in manufacturing resulting in lower expenses.
Operating Expenses

	Three fiscal quarters ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$41,206	28.6%	$42,473	24.0%
Research, development and engineering	27,912	19.4	28,791	16.3
Legal settlement proceeds, net	—	—	(15,365)	(8.7)
Gain on sale of property and equipment, net	(1,301)	(0.9)	(1,226)	(0.7)
Gain on acquisition of Semiconductor Systems business	(499)	(0.4)	—	—
	$67,318	46.7%	$54,673	30.9%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for the first three quarters of 2014 decreased $1.3 million compared to the first three quarters of 2013. This decrease was primarily attributable to the impact of restructuring actions taken at the end of 2013, decreases in variable expense associated with lower sales volume, and, to a lesser extent, by lower legal fees, asset depreciation and share-based compensation costs, partially offset by increased expenses resulting from addition of the Semiconductor Systems business.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first three quarters of 2014 decreased $0.9 million compared to the first three quarters of 2013. This decrease was primarily due to decrease in labor costs due to selective headcount reductions, lower variable pay, lower share-based compensation expense and lower asset depreciation, partially offset by the addition of the Semiconductor Systems business.

Legal Settlement Proceeds, net
Legal settlement proceeds, net for the third quarter of 2013 were $15.4 million, which consisted of All Ring litigation legal settlement proceeds and related non-recurring legal matters.
Gain on Sale of Property and Equipment, net
During the third quarter of 2014, we sold a facility in Portland, Oregon for $3.6 million, resulting in a pre-tax gain of $1.3 million. The 2013 gain on sale for $1.2 million was primarily due to a facility sale in China which resulted in a pre-tax gain of $1.3 million, partially offset by the loss on disposal of certain fixed assets.
Gain on acquisition of Semiconductor Systems Business
Gain on acquisition of Semiconductor Systems business was $0.5 million in 2014. This purchase resulted in an overall gain as the estimated fair value of the assets purchased was in excess of the total purchase consideration, primarily due to the recognition of certain intangible assets, comprised of developed technology and order backlog.
Non-operating Income and Expense
Non-operating income and expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items.
Non-operating income and expense were as follows:

	Three fiscal quarters ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Non-Operating Income (Expense)	% of Net Sales	Non-Operating Income (Expense)	% of Net Sales
Other-than-temporary impairment of cost based investments	$(3,588)	(2.5)%	$—	—%
Interest and other income (expense), net	$115	0.1%	$(64)	(0.1)%
Total non-operating income (expense)	$(3,473)	(2.4)%	$(64)	(0.1)%
Other-than-temporary impairment of cost based investments
Other-than-temporary impairment of cost based investments was $3.6 million in first three quarters of 2014 and relates to our minority interest investment in OmniGuide, Inc. During the second quarter, OmniGuide, Inc. engaged in a Series F Preferred Stock round of equity financing at pricing below previous rounds which was considered a triggering event. We performed a valuation of the investment which resulted in a $3.6 million impairment charge of our Series D and Series E investments.
Interest and other (expense) income, net
Net interest and other income was $115 thousand in the first three quarters of 2014 compared to net interest and other expense of $64 thousand in the first three quarters of 2013. The increase in income was primarily attributable to market gains on assets held in deferred compensation accounts.
Income Taxes

	Three fiscal quarters ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$209	(2.0)%	$4,634	29.6%
The income tax provision for the first three quarters of 2014 was $0.2 million on pretax loss of $10.5 million, an effective tax rate of (2.0)%. For the first three quarters of 2013, the income tax provision was $4.6 million on pretax income of $15.7 million, an effective rate of 29.6%. The change in the effective tax rate is primarily due to the relative income level, the mix of income between foreign and domestic jurisdictions and their relative tax rates, the impact of the valuation allowance on domestic tax assets, and a discrete benefit resulting from the closure of various open foreign tax returns and filing of the Company's tax returns.

Net (Loss) Income

	Three fiscal quarters ended
	Dec 28, 2013		Dec 29, 2012
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Income	% of Net Sales
Net (loss) income	$(10,701)	(7.4)%	$11,035	6.2%
As a result of the factors discussed above, net loss for the first three quarters of 2014 was $10.7 million, or $0.36 per basic and diluted share, compared to net income of $11.0 million, or $0.38 per basic and $0.37 per diluted share, for the first three quarters of 2013.
Financial Condition and Liquidity
At December 28, 2013, our principal sources of liquidity were cash and cash equivalents of $77.2 million, short-term investments of $46.3 million and accounts receivable of $27.5 million. At December 28, 2013, we had a current ratio of 5.43 and held no long-term debt. Working capital of $185.4 million decreased $9.0 million compared to the March 30, 2013 balance of $194.4 million substantially impacted by the purchase of the Semiconductor Systems business for $9.7 million, the $5.0 million investment in OmniGuide, Inc. and the payment of quarterly dividends. We also held approximately $6.0 million of non-current investments at December 28, 2013.
In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by us since the third quarter of 2013:

Date Declared	Record Date	Payable Date	Amount per Share
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
August 8, 2013	August 19, 2013	September 3, 2013	$0.08
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful settlement of a patent dispute. The special dividend should not be considered a recurring event.
We paid aggregate dividends of $7.2 million and $65.7 million for the first third quarters of 2014 and 2013, respectively.
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

Sources and Uses of Cash
Net cash used in operating activities of $3.9 million for the three quarters ended December 28, 2013, was due to $10.7 million in net loss and $7.6 million of cash outflows from working capital, partially offset by $14.4 million in non-cash charges. For the three quarters ended December 28, 2013, the primary uses of cash from working capital consisted of a $9.5 million decrease in accounts payable and accrued liabilities, $3.7 million decrease in deferred revenue, $1.4 million increase in inventories, $0.9 million increase in other current assets and $0.2 million increase in shipped systems pending acceptance, partially offset by $8.0 million decrease in trade receivables.
For the three quarters ended December 28, 2013, net cash used in investing activities of $0.7 million was the result of $237.1 million of purchases of investments, $9.7 million of net cash paid for acquisition of the Semiconductor Systems business, $5.0 million in additional investment in OmniGuide, Inc., $5.3 million of purchases of property, plant and equipment and $0.4 million increase in other assets, partially offset by $253.3 million of proceeds from sales and maturities of investments and $3.6 million of proceeds from the sale of property.
For the three quarters ended December 28, 2013, net cash used in financing activities of $7.1 million primarily resulted from $7.2 million of cash dividends paid to shareholders offset by $0.1 million from net stock plan activity.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors and light emitting diodes (LEDs) used in consumer electronics, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant downturns in the market for microelectronics, semiconductors, and LEDs used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. For example, starting in the second half of fiscal 2012, we experienced the negative impact of an uncertain economic environment, slower market growth and overcapacity in several of our markets, which resulted in overall lower order and revenue levels. As a result of these factors, our total order volume declined in 2012 compared to 2011 and continued to decline in 2013. In addition, due to changes in the memory repair industry, we do not expect to experience material sales of memory repair systems in future up cycles. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and United States economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, LEDs and consumer electronics industries.
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
Increased Price Pressure
We have experienced and continue to experience pricing pressure in the sale of our products, from both competitors and customers. Pricing pressures from competitors typically have become more intense during cyclical downturns when competitors seek to maintain or increase market share, reduce inventory or introduce more technologically advanced products. In addition, we may agree to pricing concessions with our customers in connection with volume orders. Our business, financial condition, margins or results of operations may be materially and adversely affected by competitive pressure and intense price-based competition.
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
Risks Related to Our Organization
Operating a Global Business
International shipments accounted for 90% of net sales in 2013, with 85% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including manufacturing facilities in Singapore and China, research and development facilities in Canada, France and Taiwan, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

•	periodic local or geographic economic downturns and unstable political conditions;

•	price and currency exchange controls;

•	fluctuation in the relative values of currencies;

•	difficulty in repatriating money, whether as a result of tax laws or otherwise;

•	difficulties protecting intellectual property;

•	compliance with labor laws and other laws governing employees;

•	local labor disputes;

•	shipping delays and disruptions;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; and

•	difficulty in managing a global enterprise, including staffing, collecting accounts receivable, and managing suppliers, distributors and representatives.

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
Impairment of Intangible Assets
We held a total of $7.7 million in acquired intangible assets and $7.9 million in goodwill at December 28, 2013. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.
We performed a review of our acquired intangible assets in the fourth quarter of 2013. We identified intangible assets relating to acquired in-process research and development programs from which we no longer expect to derive value. As a result, we accelerated amortization of $2.3 million on acquired intangible assets. There were no other events or circumstances during the first three quarters of 2014 that would indicate the carrying value of our long-lived assets may not be recoverable.
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
Stock Price Volatility
The market price of our common stock has fluctuated widely. During fiscal 2013, our stock price fluctuated between a high of $15.20 per share and a low of $9.46 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

•	variations in our operating results from quarter to quarter or our guidance for future operating results;

•	changes in either short term or long term earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the semiconductor and other industries into which we sell products;

•	general economic conditions;

•	political changes, hostilities or natural disasters;

•	low trading volume of our common stock;

•	the number of analysts covering our common stock; and

•	the number of firms making a market in our common stock.
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

Date:	February 5, 2014	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ NICHOLAS KONIDARIS
Nicholas Konidaris
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

		By:	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)