Form 10-K
period 2014-03-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2014-06-12
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2014
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price $11.68 as reported by the NASDAQ Stock Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 28, 2013) was $305,127,637.
The number of shares outstanding of the Registrant’s Common Stock as of June 5, 2014 was 30,188,462 shares.
Documents Incorporated by Reference
The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2014 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2014 FORM 10-K ANNUAL REPORT

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

Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2014 reporting period consisted of a 52-week period ending on March 29, 2014, our fiscal 2013 consisted of a 52-week period ending on March 30, 2013 and our fiscal 2012 reporting period consisted of a 52-week period ending on March 31, 2012. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
Business Overview
Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. Our advanced laser systems enable precise structuring of micron to submicron features in components and on devices which are used in a wide variety of end products in the consumer electronics, computer, semiconductor, communications and other markets. These features enable our customers to increase performance, enable functionality, alter physical characteristics, or improve production yields and productivity in their manufacturing processes that can be critical to their product differentiation or profitability. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.
Our advanced laser microfabrication systems allow microelectronics, semiconductor and other microtechnology manufacturers to physically alter select device features during high-volume production in order to increase performance and improve production yields. Laser microfabrication comprises a set of precise micron-level processes, including drilling, scribing, dicing, singulation, cutting, ablating, trimming, and precision marking on multiple types of materials. These processes require application-specific laser systems that are able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems enable improved performance or improve production yields for flexible and rigid high density interconnect printed circuit boards, semiconductor devices, advanced semiconductor packaging, touch-panel glass, flat panel liquid crystal displays (LCDs) and other high value components.
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
Industry Overview
The microelectronics and semiconductor industries continue to be driven by demand for advanced features and improved functionality in increasingly smaller and smarter consumer devices. The technologies for consumer electronic devices such as smart phones, tablets, personal computers, mobile computing devices, video game systems and high-definition televisions have developed rapidly as increasingly affordable products have been introduced that offer more functionality in smaller packages. In addition, semiconductor and other advanced technologies are being used in a broadening set of markets and applications, including automotive, aerospace, medical, security and general lighting.
These dynamics in turn are driving the need for faster, smaller, more complex, less expensive and higher-quality electronic devices and components. To achieve these improvements, component and other device manufacturers are increasing the circuit and feature densities in these devices and investing in new technologies.
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
In addition, the ability to shrink the actual dimensions of a device is becoming increasingly more difficult, and producers are investing in new technologies, such as stacking thin silicon wafers to create advanced three dimensional (3D) chip packages. We believe this trend may drive additional applications for laser processing, including scribing and dicing of ultra-thin wafers, drilling of through silicon vias (TSV) and scribing of next generation thin films.
Smaller and more complex devices also require more capacitance to be designed into the circuit. This has resulted in an increase in the use of smaller, higher-capacitance passive components such as MLCCs. In calendar year 2013, estimated production of MLCCs was nearly 3 trillion units. These MLCCs must be tested electrically and optically to characterize performance and ensure reliability. Automated equipment to test these MLCCs in the manufacturing environment, like our high capacitance tester, can test and sort up to one million parts per hour on parts with dimensions as small as 0.4 by 0.2 millimeters.
A significant portion of our business is derived from specialized microfabrication applications. Any material that can be cut, drilled, marked or joined using a mechanical process can be microfabricated with greater precision and accuracy using a laser-based solution. As consumer electronics and other products or devices become more compact, mechanical processes will not be able to meet the stringent specifications demanded by producers. We believe the capabilities of laser-based solutions for microfabrication will enable our customers to continue to move beyond the limitations of mechanical processes and generate significant growth for us in the future.
Our Solutions
We believe our products address the needs of microelectronics and semiconductor manufacturers by providing them with a high return on their investment due to measurable production benefits such as lower cost, higher performance, continued miniaturization, greater reliability, and improved production yield.
Our core competencies enable us to design, manufacture, and market a variety of integrated laser-based solutions for microfabrication applications in high-volume manufacturing environments. These core competencies include a deep understanding of laser/material interaction, laser beam positioning, optics and illumination including image processing and optical character recognition, high-speed motion control, small parts handling, proprietary laser technology and systems engineering. We combine this technology expertise with a thorough understanding of our customers’ processes, and our manufacturing agility to respond rapidly to customer demand to develop and deliver integrated solutions and products that address multiple markets and applications.
Our customers manufacture components, interconnect/packaging devices, semiconductors, displays or other parts that serve a wide range of electronic applications. Our systems enable the manufacturing of these components and devices. The primary end-market applications for our customers are consumer electronics, including smart mobile devices such as smart phones and tablets, computers and semiconductors. These devices and applications are also utilized in a variety of other industries including automotive, aerospace, medical, security and general lighting.
Our Strategy
Our strategy is to leverage our core competencies to be a cost of ownership leader in laser-based microfabrication for microtechnology industries, including microelectronics, semiconductor and other micro-industrial applications. These core competencies, combined with an understanding of our customers’ processes and the use of common platforms, enable us to address a broad range of laser-based applications and end markets within these industries. We intend to focus our efforts on businesses and applications where our differentiated capability enables us to be a market leader. The elements of our strategy are to (1) capture expanding opportunities driven by technology changes and growth in consumer electronics, (2) identify and capitalize on broader laser machining applications, (3) leverage proprietary laser technology to create competitive advantage, (4) strengthen marketing capability and broaden customer focus, and (5) develop and leverage flexible platforms for cost of ownership and time to market advantage in new applications.
Capture expanding opportunities driven by technology changes and growth in consumer electronics
Growth in consumer electronics, smart phones, tablets, notebook computers and other smart devices is driving increased miniaturization and complexity of the underlying components and materials, which in turn is creating additional opportunities for laser-based microfabrication. In addition, these materials and components are being adopted in electronic devices, sensors, display, and other technologies ubiquitously across many markets and applications including automotive, aerospace, medical, communications, appliances, security, general lighting, energy, and entertainment. Our strategy is to expand the number of applications we address in the areas of machining both the devices themselves and the components within them. For example, in 2014 we introduced new capabilities for in-line inspection of parts with real-time tailored laser machining, ultrafast laser scribing of thin films on semiconductor wafers and singulation of next generation strengthened cover glass for touch panel displays. We believe growth from consumer electronics applications will be driven by overall growth in the market for these devices, new technologies, and expanding our addressable applications.
Identify and capitalize on broader laser machining applications
Laser microfabrication is a large and growing market, and applications for its use extend far beyond the consumer electronics industry. Advancing technologies in products that serve the medical, military, automotive, and security markets, for example, are creating the need for laser machining in the manufacture of devices and components. Our strategy is to leverage our laser technology and understanding to address new applications in new industries which ESI has traditionally not served in the past. Adding capability and scale to our sales channel will be a key component to successfully implementing this strategy.
Leverage proprietary laser technology to create competitive advantage
ESI has been a pioneer in laser/material interaction and has developed deep expertise in the use of multiple types of laser technology to develop customer solutions. Over the last three years we have invested in proprietary laser technology through the acquisitions of Pyrophotonics Lasers Inc., Eolite Systems and the Semiconductor Systems business of GSI Group, Inc. These acquisitions, combined with internally developed capability, provide us with access to tailored pulse fiber technology, high power UV nanosecond, and low cost picosecond fiber lasers with a unique, scalable architecture. Our strategy is to utilize these technologies to enable differentiated capability with our systems, lower cost, and generate incremental revenue for the company.
Strengthen marketing capability and broaden customer focus
The company’s close collaboration with key customers who are leaders in their respective industries has enabled ESI to develop world-class technologies that meet the emerging needs of these demanding customers. Our strategy is to modify our approach to product development so we can meet the needs of entire market segments as opposed to key customers only. We believe this new approach will enable our products to serve the needs of a far larger portion of the laser microfabrication market. We plan to strengthen our marketing capability and channel reach through external hiring, employee training and development, increased localization, and use of channel partners.
Leverage flexible platforms and technology for cost of ownership and time to market advantage
Our key technological capabilities include laser/material interaction, laser beam positioning, optics and illumination, high-speed motion control systems, small parts handling systems and systems integration. Our strategy is to incorporate these capabilities into a series of flexible platforms that have multiple common elements but are tailored to specific applications. Our strategy is to leverage our investment in these platforms to address multiple new applications and market opportunities.
Our Products
We operate in one segment, high-technology manufacturing equipment, which is comprised of products that are classified in three groups: interconnect & microfabrication, semiconductor and components.
Interconnect & Microfabrication Group (IMG)
Our Interconnect & Microfabrication Group products address an expanding number of applications and materials on a broad set of substrates, including panels, continuous-feed reels and discrete three dimensional components or devices.
Interconnect Via Drilling
For electrical interconnect applications, our laser via micro fabrication systems target applications that require the highest accuracy and smallest via (hole) dimensions to create electrical connections between layers in flexible circuits, high-density circuit boards and IC packages. Our micro via drilling technology addresses the rapidly changing applications in IC packages, multichip modules and HDI circuit boards. Our ultraviolet (UV) laser processing systems employ state-of-the-art technology in lasers, optics and motion control. These products include single-beam and multi-beam systems that produce high-quality vias with the best-in-class placement accuracy for improved yield of packages and substrates.
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
During 2014 the company entered the glass cutting market for next-generation strengthened glass and shipped two systems for pilot production. Our incremental revenue opportunity in this emerging market will be paced by the rate of adoption of the new glass and the "One Glass Solution" manufacturing process by touch panel manufacturers.
In June 2012, we acquired Eolite Systems, a designer and manufacturer of unique high-power fiber lasers in Pessac, France. The acquisition of Eolite provides us access to high power UV nanosecond and low cost picosecond fiber lasers with a unique, scalable architecture. We believe these lasers can be used internally in a variety of laser microfabrication applications as well as provide potential additional commercial revenue for the company with the ability to customize lasers to specific customer applications with differentiated capability and lower cost.
Semiconductor Group (SG)
Our Semiconductor Group products address multiple applications that utilize laser energy to process materials on wafer-based substrates and semiconductor devices and packages. Applications include processing of silicon wafers, mixed signal devices, hybrid circuits, sensors, and resistors.
Semiconductor Systems
In May 2013, we acquired the assets of the Semiconductor Systems business from GSI Group Inc. These products include industry leading wafer marking equipment, wafer and circuit trim tools, and LCD repair tools. Wafer marking equipment is used for serialization and wafer identification by both manufacturers of semiconductor wafers and within semiconductor fabs. Wafer and circuit trim tools are laser systems that adjust the electrical performance of semiconductor devices or hybrid circuits by removing a precise amount of material from one or more circuit components.
3D Semiconductor Wafer Processing
The advent of 3D chip packaging technologies is driving the need for silicon wafers to become thinner in order to allow for stacking of wafers within the same packaging geometry. As wafers become thinner, they become more challenging to cut into discrete chips using traditional mechanical saws. Our model 9900 uses a laser to dice ultra-thin silicon wafers, those with a thickness of 50 microns or below, and to singulate interposers. In addition, this platform can be used to scribe next generation thin film materials that lend themselves to laser processing. As 3D technologies are developed, we believe the use of advanced laser technology will become increasingly important to productivity and performance.
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
Customers
Our top ten customers for 2014, 2013 and 2012 accounted for approximately 41%, 61% and 56% of total net sales, respectively. One customer, Apple Inc., and its affiliates, accounted for approximately 15%, 31% and 29% of total net sales in 2014, 2013 and 2012, respectively.
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
Backlog
Backlog consists of purchase orders for products and spare parts that we expect to ship within 12 months and service contracts for performance generally within 24 months. Backlog does not include deferred system revenue. Backlog was $27.4 million at March 29, 2014 compared to $32.8 million at March 30, 2013, representing a decrease of 16% primarily as a result of lower orders in the fourth quarter of 2014 compared to the fourth quarter of 2013. Our stated backlog is not necessarily indicative of sales for any specific future period, because of possible order cancellations or deferrals, shipping or acceptance delays, nor does backlog represent any assurance that we will realize a profit from filling the orders.
Research, Development and Technology
We believe that our ability to compete effectively and deliver customer solutions depends, in part, on our ability to maintain and expand our expertise in core technologies and product applications. Our primary core competencies and capabilities include:

•	laser/material interaction;

•	high-speed, micron-level motion control systems;

•	precision optics;

•	proprietary laser technology;

•	image processing and optical character recognition;

•	high-speed, small parts handling;

•	real-time production-line electronic measurement;

•	real-time operating systems; and

•	systems integration.
Our research and development expenditures for 2014, 2013 and 2012 were $37.8 million (21% of net sales), $37.2 million (17% of net sales) and $42.6 million (17% of net sales), respectively.
Competition
Our markets are dynamic, cyclical and highly competitive. The principal competitive factors in our markets are total cost of ownership, product performance, ease of use, reliability, service, technical support, product roadmap, price, proprietary technology, manufacturing responsiveness and relationships with customers. We believe that our products compete favorably with respect to these factors. Some of our competitors have greater financial, engineering and manufacturing resources and larger distribution networks than we do. Some of our customers develop, or have the ability to develop, manufacturing equipment similar to our products. Competition in our markets may intensify and our technological advantages may be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.
Our Interconnect & Microfabrication Group competes with laser systems provided by Hitachi Via Mechanics, Ltd., Eo Technics Co., Ltd., LPKF Laser & Electronics AG, Mitsubishi Electric Corporation, Orbotech Ltd., InnoLas Systems GmbH and several Chinese and Korean companies who compete within their local markets. The principal competitors for our Semiconductor Group are DISCO Corporation, and Laser Solutions, Inc. LCD repair competitors include Quantel USA, Inc. and HOYA Corporation. For the Components Group, our competitors include Humo Laboratory, Ltd. as well as component manufacturers that develop systems for internal use.
Manufacturing and Supply
Our primary production facilities are located in Singapore; Portland, Oregon; Chelmsford, Massachusetts; and Klamath Falls, Oregon. Our Singapore facility is our primary systems manufacturing facility and manufactures certain IMG, SG, CG and laser ablation products. The Portland facility primarily provides advanced manufacturing and prototype capability. The Chelmsford facility manufactures our Semiconductor Systems business wafer trim and circuit trim products. The Klamath Falls facility manufactures CG consumable products. Our Singapore and Chelmsford operations are located in leased facilities. As we continue our efforts to streamline the organization and improve efficiencies, we expect a growing percentage of final systems will be shipped from Singapore.

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
Patents and Other Intellectual Property
We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We owned 414 United States patents and 682 patents issued outside of the United States as of March 29, 2014. Additionally, as of March 29, 2014, we had 235 patent applications pending in the United States and 870 patent applications pending outside of the United States. Although our patents are important, we believe that the competitiveness of our products also depends on the technical competence and innovation of our employees.
We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.
Employees
As of March 29, 2014, we employed 658 people of whom 633 were permanent and 25 were temporary. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.
Environmental Compliance
During fiscal 2014, we retained ISO 14001 certification via Surveillance Assessment for our environmental management system for our Portland, Oregon operations. We do not expect compliance with international, federal, state and local provisions that have been enacted or adopted related to the discharge of materials into the environment or otherwise relating to protection of the environment to have a material effect on our capital expenditures, earnings or competitive position.
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
Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor, and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant volatility in investment cycles in the market for microelectronics, and semiconductors used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. For example, starting in the second half of fiscal 2012, we experienced the negative impact of an uncertain economic environment, slower market growth and overcapacity in several of our markets, which resulted in overall lower order and revenue levels. As a result of these circumstances, our total order volume declined in 2013 compared to 2012 and continued to decline in 2014. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and United States economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, and consumer electronics industries.

Highly Competitive Markets
We face substantial competition from established competitors throughout the world, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Those competitors with greater resources may, in addition to other things, be able to better withstand periodic downturns, compete more effectively on the basis of price and technology, or more quickly develop enhancements to, and new generations of, products that compete with the products we manufacture and market. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in those markets. We have also experienced new entrants to our markets offering aggressive price and payments terms in an attempt to gain market share. Some competitors, particularly in China, also develop low cost products employing processes or technology developed by us. We believe that to be competitive we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements. We may not be able to compete successfully in the future and increased competition may result in price reductions, reduced profit margins and loss of market share.
Increased Price Pressure
We have experienced and continue to experience pricing pressure in the sale of our products, from both competitors and customers. Pricing pressures typically have become more intense during cyclical downturns when competitors seek to maintain or increase market share, reduce inventory or introduce more technologically advanced products or lower cost products. In addition, we may agree to pricing concessions or extended payment terms with our customers in connection with volume orders or to improve cost of ownership in highly competitive applications. Our business, financial condition, margins or results of operations may be materially and adversely affected by competitive pressure and intense price-based competition.
Revenues are Largely Dependent on Few Customers
We depend on a few significant customers for a large portion of our revenues. In 2014, our top ten customers accounted for approximately 41% of total net sales, with one customer, Apple Inc. and its affiliates accounting for approximately 15% of total net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single major customer. Also, business levels with several of our top customers are dependent on our winning new designs and features each product cycle, and there is no guarantee of future business based on past design wins. Furthermore, none of our customers have any long-term obligation to continue to buy our products or services and may therefore delay, reduce or cease ordering our products or services at any time. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. For example, revenues from Apple, Inc. decreased from $67 million or 31% of revenue in 2013 to $27 million or 15% of revenue in 2014. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected.
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
Reliance on Critical Suppliers
We use a wide range of components from numerous suppliers in the manufacture of our products, including custom electronic, laser, optical and mechanical components. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, some key parts are available only from a single supplier or a limited group of suppliers in the short term. In addition, some of the lasers we use in our products are difficult to manufacture, and as a result we may not receive an adequate supply of lasers in a timely fashion to fill orders. Operations at our suppliers’ facilities are subject to disruption or discontinuation for a variety of reasons, including changes in business relationships, competitive factors, financial difficulties, work stoppages, fire, natural disasters or other causes. Any such disruption or discontinuation to our suppliers’ operations could interrupt or reduce our manufacturing activities and delay delivery of our products, any or all of which could materially and adversely affect our results of operations. In addition, when markets recover from economic downturns, there is a heightened risk that one or more of our suppliers may not be able to meet our increased demand requirements, adversely impacting our ability to fulfill orders and win business with our customers.
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
Charges for Excess or Obsolete Inventory
One factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory that may not be usable under the new strategy, which may also result in material accounting charges. For example, during 2014, we recorded $12.8 million of charges in cost of sales for inventory written-off associated with discontinued products.
Uncertainties Resulting from Conflict Minerals Regulation
On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The new rule requires a disclosure report to be filed annually with the SEC and this report will require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold, and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
Risks Related to Our Organization
Operating a Global Business
International shipments accounted for 83% of net sales in 2014, with 76% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including manufacturing facilities in Singapore, research and development facilities in Canada, France and Taiwan, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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
Implementation and Modification of Globalization Strategy
We are continuing to implement and expand our globalization strategy in which we are moving certain operational resources and capabilities to different countries in Asia to be closer to many of our significant customers to reduce costs and to develop low cost follow-on solutions to our products. We believe this strategy will enhance customer relationships, improve our responsiveness, reduce our manufacturing costs for certain products and allow us to compete with low cost competitors who develop systems employing processes developed by us. We opened a manufacturing facility in Singapore in the fourth quarter of 2010, which manufactures certain IMG, SG, CG and laser ablation products and is now our primary system manufacturing facility.
Our globalization strategy is subject to a variety of complexities and risks, many of which may divert a substantial amount of management’s time. These risks include:

•	challenges in designing facilities that can be scaled for future expansion, replicating current processes and bringing new facilities up to full operation;

•	unpredictable costs, redundancy costs and cost overruns for developing facilities and acquiring equipment;

•	building local management teams, technical personnel and other staff for functions that we have not previously conducted outside of the United States;

•	technical obstacles such as poor production or process yield and loss of quality control during the ramp of a new facility;

•	re-qualifications and other procedures that may be required by our customers;

•	our ability to bring up local suppliers to meet our quality and cycle-time needs;

•	our ability to reduce costs in the United States as we add costs elsewhere;

•	rapidly changing business conditions that may require plans to be changed or abandoned before they are fully implemented; and

•	challenges posed by distance and by differences in language and culture.
These and other factors could delay the continuing development, expansion and implementation of our strategy, as well as impair our gross margins, delay shipments and deliveries, cause us to lose sales, require us to write off investments already made, damage our reputation and harm our business, financial condition and results of operations. If we decide to change our globalization strategy, we may incur charges for certain costs incurred.
Acquisitions and Divestitures
We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our June 2012 acquisition of Eolite Systems and May 2013 acquisition of the Semiconductor Systems business from GSI Group, Inc. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•	difficulties and increased costs in connection with integration of personnel, operations, technologies and products of the acquired businesses;

•	implementation of our enterprise resource planning (ERP) system into the acquired company’s operations;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of the acquired company;

•	lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	difficulties establishing satisfactory internal controls at the acquired company;

•	risks and uncertainties relating to the performance of the combined company following the transaction; and

•	acquiring unanticipated liabilities for which we will not be indemnified.
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
We may from time to time also make strategic investments in development stage companies. Investments in development stage companies are subject to a high degree of risk. We could lose all or a portion of our investment in any such company or could be required to recognize an impairment charge with respect to our investment. For example, in 2014 we recognized a $9.7 million impairment with respect to our investment in OmniGuide, Inc. based upon a reduction in the company's estimated valuation.
Hiring and Retention of Personnel
Our continued success depends in part upon the services of our key managerial, financial and technical personnel. The loss of key personnel, or our inability to attract, assimilate and retain qualified personnel, could result in the loss of customers, inhibit our ability to operate and grow our business and otherwise have a material adverse effect on our business and results of operations. We have previously had to, and may in the future have to, impose salary reductions on employees during economic downturns in an effort to maintain our financial position. On several occasions in recent years executives and other employees have received limited or no annual bonuses due to our financial performance relative to the performance parameters in our annual bonus plans. These events may have an adverse effect on employee loyalty and may make it more difficult for us to attract and retain key personnel. Competition for qualified personnel in the industries in which we compete is intense, and we may not be successful in attracting and retaining qualified personnel. We may incur significant costs in our efforts to recruit and retain key personnel, which could affect our financial position and results of operations.

Our ability to retain key personnel and execute our strategy may also be adversely affected by the transition to a new CEO. In February 2014 Edward C. Grady became our President and Chief Executive Officer, replacing Nicholas Konidaris who held the position since 2004.
Risks Related to Technology
Markets Characterized by Rapid Technological Change
The markets for our products are characterized by rapid technological change and innovation, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address technological changes and the requirements of current and potential customers. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. The introduction by us or by our competitors of new or enhanced products, or alternative technologies, may cause our customers to defer, change or cancel orders for our existing products or cease purchasing our products altogether. Further, we cannot assure that our new products will gain timely market acceptance or that we will be able to respond effectively to product announcements by competitors, technology changes or emerging industry standards. If we are unable to develop new or enhanced products to address product or technology changes or new industry standards on a timely basis or at all, or if our new or enhanced products are not accepted by the market, or if our customers adopt alternative technologies, our business, financial condition and results of operations may be adversely affected.
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
Need to Broaden our Marketing and Channel Capability
The laser microfabrication industry is comprised of broad set of markets and applications and represents significant opportunities for growth. In order to access these opportunities; we need to broaden our approach from customer centric to being market based. This will require the hiring, development, and application of new marketing capability and channel access. Our ability to successfully access and compete in these broader markets will be partially dependent on our development of these new skills and capabilities. Our inability to do so would harm our business and adversely affect our revenues and profitability.
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
We also defend our patent and intellectual property portfolio. We initiated litigation in 2014 against Humo Laboratory, LTD. in Japan and against Eo Technics Co., Ltd., in South Korea in May 2014 for infringement of key patents. There is no assurance that this litigation will be successful, and we may incur significant legal fees to prosecute these claims.
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
We currently benefit from a tax incentive program in Singapore pursuant to which we pay no Singapore income tax with respect to our manufacturing income. The incentive commenced on July 1, 2006 and will continue through June 30, 2016 assuming we are able to satisfy applicable requirements. The Company has failed to meet certain of the associated requirements in the past, however has obtained a waiver for certain periods. There is no assurance we will be able to satisfy these requirements and failure to meet such requirements may lead to reduction in future or past tax benefits. The Company believes that it is more likely than not the Company will continue to receive the associated tax incentives and there is no indication that past benefits received would be rescinded.
Legal Proceedings
From time to time we are subject to various legal proceedings, including breach of contract claims and claims that involve possible infringement of patent or other intellectual property rights of third parties or by third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. Any litigation could result in substantial cost and diversion of management’s attention, which by itself could have a material adverse effect on our financial condition and results of operations. Further, adverse determinations in such litigation could result in loss of our property rights, subject us to significant liabilities, require us to seek licenses from others or prevent us from manufacturing or selling our products, any of which could materially adversely affect our business, financial condition, results of operations or cash flows.
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
Risks Related to Financial Matters
Unfavorable Currency Exchange Rate Fluctuations
Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to those customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, some of our foreign sales are denominated in the currency of the country in which these products are sold and the currency we receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into forward exchange contracts to hedge the value of accounts receivable primarily denominated in euros and other currencies. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could adversely affect our results of operations.
Fluctuations in Effective Tax Rate
As a global company, we are subject to taxation in the United States and numerous foreign jurisdictions. Our effective tax rate is subject to fluctuation from one period to the next because the income tax rates for each year are a function of many factors, including: (a) taxable income levels and the effects of a mix of profits (losses) earned by ESI and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates; (b) our ability to utilize deferred tax assets; (c) taxes, refunds, interest or penalties resulting from tax audits; (d) the magnitude of various credits and deductions as a percentage of total taxable income; and (e) changes in tax laws or the interpretation of such tax laws. In addition, we currently have a valuation allowance against domestic tax assets as a result of historic losses recorded in the United States. Changes in the mix of these items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position and results of operations.
Impairment of Intangible Assets
We held a total of $6.8 million in acquired intangible assets and $7.9 million in goodwill at March 29, 2014. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.
We performed a review of our acquired intangible assets in the fourth quarter of 2014, including a review for impairment based on certain triggering events and no significant impairments of intangible assets were detected.
We performed our annual goodwill impairment analysis during the fourth quarter of 2014 and determined that goodwill was not impaired. If at any time management determines that an impairment exists the Company may be required to record the impaired value as part of operating income, which will result in a reduction in earnings and a corresponding reduction in our net asset value in the period such impairment is identified. The assessment of whether goodwill is impaired is sensitive to stock price and the assumed control premium. A significant deterioration in either may trigger impairment.
Stock Price Volatility
The market price of our common stock has fluctuated widely. During fiscal 2014, our stock price fluctuated between a high of $12.35 per share and a low of $9.04 per share, and subsequent to the end of the fiscal year and prior to June 1, 2014 has been as low as $6.61. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the consumer electronics, semiconductor and other industries into which we sell products;

•	general economic conditions;

•	political changes, hostilities or natural disasters;

•	low trading volume of our common stock;

•	change in our dividend policy;

•	the number of analysts covering our common stock; and

•	the number of firms making a market in our common stock.
In addition, the stock market has experienced significant price and volume fluctuations in recent years. These fluctuations have particularly affected the market prices of the securities of high-technology companies like ours. These market fluctuations could adversely affect the market price of our common stock.
Reduction or Cessation of Dividends
Our Board of Directors first adopted a dividend policy in December 2011. We intend to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends. Future dividends may be affected by, among other factors: our views on overall levels of current or projected profitability; potential future capital requirements for investments in acquisitions; funding of research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. Further, the special dividend declared by the Board of Directors in December 2012 should not be considered a recurring event. A reduction or cessation in our dividend payments could have a negative effect on our stock price.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive and administrative headquarters, which houses our primary engineering and marketing functions, advanced manufacturing capability for new products, and manufacturing of select legacy products are located in a three-building complex with 197,838 square feet of space on 10.15 acres in Portland, Oregon. Additionally, our Components Group (CG) consumable products are manufactured at a 53,000 square foot plant on 31 acres in Klamath Falls, Oregon. We own all of these buildings.

We believe the productive capacity of these facilities to be adequate and suitable for the requirements of our business for the foreseeable future.
Our primary system manufacturing facilities are located in leased facilities in Singapore. We lease approximately 26,000 square feet of facilities in Singapore where we manufacture certain Interconnect & Microfabrication Group (IMG), LED, CG and laser ablation products. We also lease approximately 32,500 square feet of facilities in Chelmsford, Massachusetts that are used primarily for engineering and manufacture of our Semiconductor Systems products and a 23,000 square foot facility in Sunnyvale, California that is used primarily for engineering, marketing and as a demonstration center for our microfabrication systems. Additionally, we lease other office and facility space in various locations throughout the United States and various foreign countries.
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
Our common stock trades on the NASDAQ Stock Market under the symbol ESIO. There were approximately 470 shareholders of record as of June 5, 2014, and on that date there were 30,188,462 common shares outstanding. The closing price on June 5, 2014 was $7.03.
The following table shows the high and low closing prices for our common stock as reported on the NASDAQ Stock Market for the fiscal quarters indicated:

Fiscal 2014	High	Low
Quarter 1	$11.63	$9.97
Quarter 2	12.35	10.61
Quarter 3	12.19	9.59
Quarter 4	11.44	9.04

Fiscal 2013	High	Low
Quarter 1	$15.20	$10.89
Quarter 2	13.16	10.49
Quarter 3	12.84	9.46
Quarter 4	11.63	9.74
Share Repurchase Program
On December 9, 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program in 2013. As of March 29, 2014 a total of 19,832 shares had been repurchased under this authorization for $0.2 million. There is no fixed completion date for the repurchase program.
The following table provides information with respect to share repurchases by the Company during 2014.

Total number of shares purchased	Average price paid per share	Total value of shares repurchased	Maximum value of shares that may yet be purchased under the program
19,832	$9.65	$0.2 million	$20.0 million
Disclosures related to securities authorized for issuance under our Equity Compensation Plans are incorporated by reference into Item 12 of this annual report on Form 10-K, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, from our Proxy Statement for our fiscal 2014 annual meeting.

Dividends
In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the quarterly dividends declared and paid by us in 2013 and 2014:

Date Declared	Record Date	Payable Date	Amount per Share
February 13, 2014	February 27, 2014	March 13, 2014	$0.08
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
August 8, 2013	August 19, 2013	September 3, 2013	$0.08
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful patent settlement. The special dividend should not be considered a recurring event.
We paid aggregate dividends of $9.6 million and $68.1 million in 2014 and 2013, respectively. Subsequent to the year ended March 29, 2014, the Board of Directors declared a $0.08 per outstanding common share cash dividend on May 15, 2014, payable June 10, 2014 to shareholders of record on May 27, 2014. The estimated amount to be paid as a result of the May 15, 2014 declaration is $2.4 million.
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

Stock Performance Graph
The graph below compares the cumulative 58-month total return to holders of Electro Scientific Industries, Inc. common stock with the cumulative total returns of the S&P 500 Index and the S&P Information Technology Index for the same period. The graph assumes that the value of the investment in Electro Scientific Industries, Inc. common stock and in each of the indices (including reinvestment of dividends) was $100.00 on March 28, 2009 and tracks it through March 29, 2014.
Historical stock price performance should not be relied upon as indicative of future stock price performance.
*$100 invested on 3/28/09 in stock or 3/31/09 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	Cumulative Total Return[1]
	March 28, 2009	April 03, 2010	April 2, 2011	March 31, 2012	March 30, 2013	March 29, 2014
Electro Scientific Industries, Inc.	100.00	203.98	271.34	240.17	217.26	200.63
S&P 500	100.00	149.77	173.20	187.99	214.24	261.06
S&P Information Technology Index	100.00	158.01	176.78	212.51	210.13	263.90

1. Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved

 Item 6. Selected Financial Data

(In thousands, except per share data)	2014	2013	2012	2011	2010
Statement of Operations Data
Net sales	$181,167	$216,625	$254,229	$256,811	$148,893
Provision for (benefit from) income taxes	(92)	39,851	(1,417)	390	(9,778)
Net (loss) income	(38,334)	(54,716)	4,904	7,934	(11,984)
Net (loss) income per share—basic	(1.28)	(1.86)	0.17	0.28	(0.44)
Net (loss) income per share—diluted	(1.28)	(1.86)	0.17	0.28	(0.44)
Cash dividends paid per outstanding common share	0.32	2.32	0.08	—	—
Balance Sheet Data
Cash and cash equivalents, restricted cash, short-term investments and auction rate securities[7,8,9,10]	$106,905	$145,057	$198,723	$201,592	$171,320
Working capital	164,835	194,406	269,532	259,739	253,728
Net property, plant and equipment	27,930	27,894	32,103	39,661	40,590
Total assets	270,209	322,208	433,210	440,167	394,418
Long-term debt	—	—	—	—	—
Shareholders’ equity	222,881	264,142	378,670	362,299	342,662

1.
Fiscal 2014 included $1.1 million for restructuring costs, which primarily consisted of $0.8 million charge towards obligations for our outgoing Chief Executive Officer and $0.2 million of charges related to asset write-offs. Fiscal 2014 also included $12.8 million of charges in cost of sales for inventory write-offs, $9.7 million for impairment of an investment, $6.1 million for share-based compensation expense, $2.9 million for amortization of acquired intangible assets, including $0.3 million of accelerated amortization, $1.3 million for net gain on sale of property and equipment, $0.6 million of accelerated depreciation on assets that will no longer be utilized and a $0.5 million of gain on acquisition of Semiconductor Systems business.

2.
Fiscal 2013 included $2.6 million for restructuring costs, which primarily consisted of $1.5 million of employee severance costs and $1.1 million of charges related to asset write-offs. Fiscal 2013 also included $21.0 million of charges in cost of sales for inventory write-offs, $8.1 million for share-based compensation expense, $4.8 million for amortization of acquired intangible assets, including $2.3 million of accelerated amortization, $1.2 million for net gain on sale of property and equipment, and a $15.3 million benefit for net legal settlement proceeds.

3.	Fiscal 2013 included a charge of $46.9 million to increase the valuation allowance on deferred tax assets.

4.
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

5.
Fiscal 2011 included $9.3 million for share-based compensation expense, $1.4 million for legal settlement costs, $0.8 million for restructuring costs, $2.0 million for amortization of acquired intangible assets, and a gain of $0.7 million from sale of previously impaired auction rate securities.

6.
Fiscal 2010 included $7.7 million for share-based compensation expense, $2.1 million for amortization of acquired intangible assets, a charge of $1.3 million for other-than-temporary impairment of auction rate securities, and a benefit of $4.5 million for net merger termination proceeds.

7.	No investments in auction rate securities were held at the end of fiscal 2012, fiscal 2013 or fiscal 2014.

8.	Fiscal 2011 included auction rate securities at a fair value of $5.2 million.

9.	Fiscal 2010 included auction rate securities at a fair value of $5.0 million.

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
Our advanced laser microfabrication systems allow microelectronics, semiconductor, and other microtechnology manufacturers to physically alter select device features during high-volume production in order to increase performance, enable functionality, alter physical characteristics or improve production yields. Laser microfabrication comprises a set of precise micron-level processes, including drilling, scribing, dicing, singulation, cutting, ablating, trimming, and precision marking on multiple types of materials. These processes require application-specific laser systems that are able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems improve production yields or enable improved performance for flexible and rigid high density interconnect printed circuit boards, semiconductor devices, advanced semiconductor packaging, touch-panel glass, flat panel liquid crystal displays (LCDs) and other high value components.
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
Overview of Financial Results
Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2014 reporting period consisted of a 52-week period ending on March 29, 2014, our fiscal 2013 reporting period consisted of a 52-week period ending on March 30, 2013 and our fiscal 2012 reporting period consisted of a 52-week period ending on March 31, 2012. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
In 2014, we saw a decline in orders primarily due to lower orders for advanced microfabrication and overcapacity in our MLCC markets, offset by an increase related to our acquisition of the Semiconductor Systems business. Our total order volume in 2014 was $172.2 million, down approximately 4%, compared to orders of $179.5 million in 2013. Total revenue in 2014 was $181.2 million, down approximately 16.3%, compared to revenue of $216.6 million in 2013. Orders for our Interconnect & Microfabrication (IMG) products declined due to lower orders for advanced microfabrication products from our largest customer as a result of few new designs and utilization of upgrades to satisfy capacity needs. Orders for our Components Group (CG) products decreased primarily due to ongoing over capacity partially offset by technology buys for latest generation MLCC testers. These declines were offset primarily by our acquired Semiconductor Systems business, which saw strong activity and demand in circuit trim and wafer trim applications.
Total shipments were $183.6 million in 2014 compared to $215.8 million in 2013. By product group, SG shipments increased by approximately 129% due to the acquired Semiconductor Systems business while IMG and CG shipments decreased due to lower orders in their respective markets. Backlog was $27.4 million as of March 29, 2014 compared to $32.8 million as of March 30, 2013 primarily as a result of lower orders in the fourth quarter of 2014 compared to the fourth quarter of 2013.
Gross profit was $64.0 million in 2014 compared to $64.3 million in 2013. Overall gross profit was impacted by a decrease in volume and an increase in inventory step-up purchase accounting costs, offset by lower inventory and intangible write-offs associated with discontinued products.
Gross profit as a percentage of net sales increased to 35.3% in 2014 compared to 29.7% in 2013. This increase in gross margin was primarily due to lower inventory and intangible write-offs associated with discontinued products, more favorable product mix and improvements in warranty and manufacturing costs resulting in lower expenses, partially offset by the impact of lower volume.
Net operating expenses of $92.9 million in 2014 increased $13.5 million from $79.4 million in 2013. This increase was primarily due to the non-recurring net legal settlement proceeds of $15.3 million which favorably impacted operating expenses in 2013. In addition, net expenses increased approximately $7.8 million due to the acquisition of the Semiconductor Systems business. These increases were offset by net cost reductions in headcount and discretionary spending across the organization as part of restructuring actions taken in late 2013 of approximately $6.3 million, lower share based compensation of $1.8 million, and a decrease in restructuring costs of $1.5 million. Operating loss was $28.8 million in 2014 compared to operating loss of $15.1 million in 2013, an increase of $13.7 million.

Non-operating expense was $9.6 million in 2014 compared to income of $0.3 million in 2013. The increase was primarily due to a $9.7 million impairment against our minority equity investment in OmniGuide, Inc.
Benefit from income taxes was $0.1 million in 2014 compared to a provision of $39.9 million in 2013, primarily due to a $46.9 million valuation allowance recorded in 2013 on deferred tax assets. Net loss was $38.3 million in 2014 compared to net loss of $54.7 million in 2013.
Results of Operations
The following table presents results of operations data as a percentage of net sales for the years ended March 29, 2014, March 30, 2013 and March 31, 2012:

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.7	70.3	57.6
Gross profit	35.3	29.7	42.4
Selling, service and administration	30.8	25.9	23.0
Research, development and engineering	20.9	17.2	16.8
Restructuring costs	0.6	1.2	1.5
(Gain) loss on sale of property and equipment, net	(0.7)	(0.6)	0.4
Gain on acquisition of Semiconductor Systems business	(0.3)	—	—
Legal settlement (proceeds) costs, net	—	(7.0)	0.2
Operating (loss) income	(15.9)	(7.0)	0.5
Gain on sale of previously impaired auction rate securities	—	—	1.1
Other-than-temporary impairment of cost method investments	(5.4)	—	—
Interest and other income (expense), net	0.1	0.1	(0.2)
(Loss) income before income taxes	(21.2)	(6.9)	1.4
(Benefit from) provision for income taxes	(0.1)	18.4	(0.5)
Net (loss) income	(21.2)%	(25.3)%	1.9%
Fiscal Year Ended March 29, 2014 Compared to Fiscal Year Ended March 30, 2013
Net Sales
The following table presents net sales information by product group:

	2014		2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$120,947	66.8%	$170,360	78.6%
Components Group (CG)	24,441	13.5	27,511	12.7
Semiconductor Group (SG)	35,779	19.7	18,754	8.7
	$181,167	100.0%	$216,625	100.0%
Net sales for 2014 decreased $35.5 million or 16.4% from net sales for 2013.
IMG sales for 2014 decreased $49.4 million or 29% compared to 2013. The decrease in IMG sales was primarily driven by the shipment of advanced microfabrication systems to our largest customer in the first half of 2013 which did not repeat at the same level in 2014, partially offset by a $3.0 million increase in service revenue.
CG sales for 2014 decreased $3.1 million or 11% compared to 2013. The decrease was primarily driven by customer utilization of existing capacity, reflecting only modest growth in end user demand for consumer electronics, partially offset by improved sales of the next generation MLCC testers.
SG sales for 2014 increased $17.0 million or 91% compared to 2013. The increase in SG revenues was primarily driven by the addition of our Semiconductor Systems business, which we acquired in the first quarter of 2014 and higher service revenues.
The following table presents net sales information by geographic region:

	2014		2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$136,336	75.3%	$186,346	86.0%
Americas	31,596	17.4	20,907	9.7
Europe	13,235	7.3	9,372	4.3
	$181,167	100.0%	$216,625	100.0%
In 2014, net sales to Americas and Europe increased by $10.7 million and $3.9 million, respectively compared to 2013. The increase was primarily driven by additional sales from our acquired Semiconductor Systems business. Net sales to Asia decreased by $50.0 million due to lower orders for advanced microfabrication products from our largest customer as a result of few new designs and utilization of upgrades to satisfy capacity needs.
Gross Profit

	2014		2013
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$64,026	35.3%	$64,253	29.7%
Gross profit was $64.0 million in 2014 compared to $64.3 million in 2013. Overall gross profit was impacted by a decrease in volume and an increase in inventory step-up purchase accounting costs, offset by lower inventory and intangible write-offs associated with discontinued products.
Gross profit as a percentage of net sales increased to 35.3% in 2014 compared to 29.7% in 2013. This increase in gross margin was primarily due to lower inventory and intangible write-offs associated with discontinued products, more favorable product mix and improvements in warranty and manufacturing costs resulting in lower expenses, partially offset by the impact of lower volume.
Operating Expenses

	2014		2013
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$55,753	30.8%	$56,051	25.9%
Research, development and engineering	37,839	20.9	37,196	17.2
Restructuring costs	1,070	0.6	2,612	1.2
Gain on sale of property and equipment, net	(1,301)	(0.7)	(1,226)	(0.6)
Gain on acquisition of Semiconductor Systems business	(499)	(0.3)	—	—
Legal settlement proceeds, net	—	—	(15,262)	(7.0)
	$92,862	51.3%	$79,371	36.7%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses for 2014 decreased $0.3 million compared to 2013. This decrease was primarily attributable to the impact of restructuring actions taken at the end of 2013, and a decrease in share-based compensation expenses, partially offset by increased expenses resulting from addition of the Semiconductor Systems business.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for 2014 increased $0.6 million compared to 2013. The increase was primarily due to our acquisition of the Semiconductor Systems business and the development and installation expenses related to a new strategic customer win, partially offset by lower headcount and other variable expenses.

Restructuring Costs
Restructuring costs for 2014 were $1.1 million, primarily due to $0.8 million of contractual payments to our outgoing Chief Executive Officer and $0.3 million in accelerated depreciation charges on certain assets that are no longer being utilized.
In 2013, we initiated a restructuring plan to improve efficiency, transition from memory repair and other legacy products, and focus on laser microfabrication for consumer electronics, emerging technologies related to semiconductor 3D packaging, and proprietary laser technology. Additionally, this plan included consolidation of certain development and manufacturing activities in Asia at our Singapore facility. Although this plan is substantially complete, we will continue to wind down both our physical and legal presence in the vacated regions over the next year.
Gain on Sale of Property and Equipment, net
During 2014, we sold a portion of land and a building in Portland, Oregon for $3.7 million resulting in a pre-tax gain of $1.3 million. In 2013, we sold a facility located in China, for $2.0 million, resulting in a pre-tax gain of $1.3 million, partially offset by loss on disposal of certain fixed assets primarily used in testing and development.
Gain on acquisition of Semiconductor Systems Business
Gain on acquisition of Semiconductor Systems business was $0.5 million in 2014. This purchase resulted in an overall gain as the estimated fair value of the assets purchased was in excess of the total purchase consideration, primarily due to the recognition of certain intangible assets, comprised of developed technology and order backlog.
Legal Settlement Proceeds, net
Legal settlement proceeds net of costs, were $15.3 million in 2013, which consisted of the settlement proceeds of $16.3 million related to a patent suit in Taiwan, partially offset by court and legal fees associated with the All Ring Tech Co Ltd., litigation and other non-recurring legal matters. The settlement of these proceedings allowed for the release of $22.3 million of restricted cash in the fourth quarter of 2013.
Share-Based Compensation
The table of operating expenses shown above also includes $5.4 million and $7.2 million of share-based compensation expense for 2014 and 2013, respectively. The decrease was primarily driven by decreased attainment of performance-based grants in 2014, award cancellations and, to a lesser extent, fewer overall awards granted.
Non-operating Income and Expense, net

	2014		2013
(In thousands, except percentages)	Interest and Other Expense, net	% of Net Sales	Interest and Other Income, net	% of Net Sales
Other-than-temporary impairment of cost method investments	$(9,703)	(5.4)%	$—	—%
Interest and other income, net	113	0.1%	253	0.1%
Total non-operating (expense) income	$(9,590)	0.1%	$253	0.1%
Other-than-temporary impairment of cost method investments
As of March 30, 2013, the Company had made a total investment in the equity of OmniGuide, Inc., of $9.0 million. The investment is accounted for as a cost method investment. In the second quarter of 2014, the Company invested an additional $5.0 million in OmniGuide Series F Preferred Stock. As this Series F Preferred Stock round of equity financing was priced below previous rounds, it was considered a triggering event and the Company recorded a $3.6 million impairment charge of Series D and Series E investments at that time. In the fourth quarter of 2014, further triggering events were identified due to poor operating results through the end of the year combined with decreasing cash levels. As a result the Company performed an updated valuation of these investments and recorded an additional impairment of $6.1 million, for a total other-than-temporary impairment of $9.7 million in 2014. Remaining carrying value of these cost method investments as of March 29, 2014 was $4.3 million.

Interest and Other Income (Expense), net
Interest and other income (expense), net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items.
Income Taxes

	2014		2013
(In thousands, except percentages)	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
(Benefit) provision for income taxes	$(92)	0.2%	$39,851	(268.1)%
The income tax benefit for 2014 was $0.1 million on pretax loss of $38.4 million, an effective tax rate of 0.2%. For 2013, the income tax provision was $39.9 million on pretax loss of $14.9 million, an effective rate of 268.1%. The 2014 tax benefit was primarily from US tax refunds resulting from the conclusion of a tax audit and refundable credits, offsetting tax expense incurred on our foreign income. In 2013, we recorded a $49.7 million valuation allowance against our U.S. deferred tax assets and attributes. We continue to believe that these tax assets and attributes do not meet the threshold for recognition based on our operating results, future forecasts, and consideration of available tax planning strategies.
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
Net (Loss) Income

	2014		2013
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net (loss) income	$(38,334)	(21.2)%	$(54,716)	(25.3)%
As a result of the factors discussed above, net loss for 2014 was $38.3 million, or $1.28 per basic share, compared to net loss of $54.7 million, or $1.86 per basic share for 2013.

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
IMG sales for 2013 increased $3.9 million compared to 2012. The increase in IMG sales was driven by higher sales of our flex-circuit via drilling and advanced microfabrication systems especially in the first half of 2013. Shipments in the flex-circuit and integrated circuit packaging segments of the market strengthened in 2013 as a result of growth in portable consumer electronics such as smart phones and tablet computers.

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
Restructuring Costs

In 2013, we initiated a restructuring plan to improve efficiency, transition from memory repair and other legacy products, and focus on laser microfabrication for consumer electronics, emerging technologies related to semiconductor 3D packaging, and proprietary laser technology. The plan was substantially completed by the end of 2014.
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
(Gain) Loss on Sale of Property, Plant and Equipment, net
In 2013, we sold a facility located in China, for $2.0 million, resulting in a pre-tax gain of $1.3 million, partially offset by loss on disposal of certain fixed assets primarily used in testing and development. In 2012, as a part of our globalization strategy and cost reduction actions discussed above, we recognized a loss of $1.0 million resulting from disposal of certain fixed assets primarily used in testing and development.
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
In 2012, we recognized $0.6 million in legal settlement costs arising from the settlement of an arbitration matter with James Dooley, a former Chief Executive Officer of the Company.
Share-Based Compensation
The table of operating expenses shown above includes $7.2 million and $10.4 million of share-based compensation expense for 2013 and 2012, respectively. The decrease in share-based compensation expense was driven by accelerated expenses associated with the Chief Executive Officer’s retirement eligibility date in 2012 and decreased attainment in 2013 of performance-based grants.
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
The income tax provision for 2013 was $39.9 million on pretax loss of $14.9 million, an effective rate of 268.1%. For 2012, the income tax benefit was $1.4 million on pretax income of $3.5 million, an effective rate of 40.6%. In 2013, our effective tax rate was significantly impacted by the valuation allowance established against U.S. deferred tax assets and attributes. We recorded this valuation allowance based on the operating results of the company, significant restructuring of the business, changes in our forecast for the U.S. jurisdiction, transition of production overseas, and consideration of available tax planning strategies. These factors led us to provide a valuation allowance against our deferred tax assets and attributes, which we believed no longer met the threshold for recognition.
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
Financial Condition and Liquidity
At March 29, 2014, our principal sources of liquidity were cash and cash equivalents of $68.5 million, short-term investments of $38.4 million and accounts receivable of $37.8 million. At March 29, 2014, we had a current ratio of 4.61 and held no long-term debt. Working capital of $164.8 million decreased $29.6 million compared to the March 30, 2013 balance of $194.4 million. We also held approximately $4.0 million of non-current investments at March 29, 2014. As of March 29, 2014, we have permanently reinvested $28.8 million of foreign earnings primarily related to manufacturing operations in Singapore.
In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the quarterly dividends declared and paid by us in 2013 and 2014:

Date Declared	Record Date	Payable Date	Amount per Share
February 13, 2014	February 27, 2014	March 13, 2014	$0.08
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
August 8, 2013	August 19, 2013	September 3, 2013	$0.08
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08

A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful patent settlement of our patent litigation in Taiwan. The special dividend should not be considered a recurring event.
We paid aggregate dividends of $9.6 million in 2014 and $68.1 million in 2013. The change is primarily due to the special dividend payment of $2.00 per share discussed above. Subsequent to the year ended March 29, 2014, the Board of Directors declared a $0.08 per outstanding common share cash dividend on May 15, 2014. The estimated amount to be paid as a result of the May 15, 2014 declaration is $2.4 million.
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
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of our outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. We did not repurchase any shares under this program in 2013. As of March 29, 2014, a total of 19,832 shares had been repurchased under this authorization for $0.2 million at an average price of $9.65 per share, calculated inclusive of commissions and fees, all of which were purchased in the fourth quarter of 2014. There is no fixed completion date for the repurchase program.

Sources and Uses of Cash
Net cash used in operating activities totaled $19.1 million for 2014 due to $38.3 million in net loss and $10.0 million of cash outflows from working capital, partially offset by $29.2 million in non-cash charges. In 2014, the primary uses of cash from working capital consisted of $13.7 million decreases in accounts payable and accrued liabilities, $2.2 million increases in trade receivables, $1.0 million increases in shipped systems pending acceptance and $0.7 million from increases in other current assets, partially offset by $7.6 million decreases in inventories and $0.1 million increases in deferred revenue.
In 2014, net cash provided by investing activities of $7.8 million primarily resulted from $26.1 million of proceeds from sales and maturities of investments, net of purchases, and $0.4 million due to decreases in other assets, partially offset by $9.7 million for the acquisition of the Semiconductor Systems business, $5.0 million in additional investment in OmniGuide, Inc., and $3.9 million of net purchases and sales of property, plant and equipment.
In 2014, net cash used by financing activities of $9.1 million primarily resulted from $9.6 million of cash dividends paid to shareholders and $0.2 million for stock repurchases partially offset by $0.6 million in net inflow from stock plan activity.
We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations, any dividends which may be declared, our share repurchase program and contractual obligations for at least the next twelve months.
Contractual Obligations
The contractual commitments below represent our estimates of future payments under these obligations. The actual payments may differ from these estimates due to changes in our business needs, cancellation provisions, and other factors. We cannot provide certainty regarding the timing of the payment schedule and the amounts of payments.
The following table summarizes our contractual obligations as of March 29, 2014, by the fiscal year in which they are due:

(In thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Purchase commitments	$14,021	$14,009	$12	$—	$—	$—	$—
Operating leases	7,213	2,661	1,762	1,065	909	803	13
	$21,234	$16,670	$1,774	$1,065	$909	$803	$13
This table does not include $9.4 million of unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows as of March 29, 2014. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.
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
Inventory Valuation
We regularly evaluate the carrying value of inventory based on a combination of factors including, but not limited to, the following: product lifecycle, forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Purchasing requirements and alternative uses for the inventory are explored within these processes to mitigate inventory exposure. Inventory materials with quantities in excess of forecasted usage are reviewed quarterly for obsolescence. Obsolescence write-downs are typically caused by engineering change orders or product life cycle changes.
Research and development product costs are generally expensed as incurred. Engineering materials that are expected to provide future value are generally classified as raw materials inventory.
Finished goods are reviewed quarterly by product marketing and operating personnel to determine if inventory carrying value exceeds market selling prices. When necessary, we record inventory write-downs as an increase to cost of sales based on the above factors and take into account worldwide quantities on hand, product lifecycle and forecasted demand into our analysis. Additionally, from time to time, we make strategic decisions to exit or alter product lines which may result in an inventory write-down. If circumstances related to our inventories change, our estimates of the value of inventory could materially change. The Company recorded $12.8 million and $20.9 million of inventory write-off related charges for discontinued products in 2014 and 2013, respectively.
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
Allowance for Doubtful Accounts
Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of customers to establish and modify their credit limits. On certain foreign sales, we require letters of credit. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we contact the customer to determine the cause. If we determine that a customer may be unable to fully meet its financial obligation to us, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover based on all available information then available. If circumstances change related to specific customers, our estimates of the recoverability of receivables could materially change. We record estimated bad debt expense as an increase to selling, service and administration expenses.

Accrued Restructuring Costs
We have engaged, and may continue to engage, in restructuring actions, which require us to make estimates in certain areas including expenses for severance and other employee separation costs. Because we have a history of paying severance benefits, expenses and liabilities associated with exit or disposal activities are recognized when probable and estimable. For further discussion on the restructuring activities and related charges in 2014, refer to our discussion of “Restructuring Costs” in the “Results of Operations” section above.
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
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss carryforward, a Similar Tax Loss, or a Tax Credit carryforward Exists, which the Company has adopted. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction, and the entity intends to use the deferred tax asset for that purpose.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. As a result, at the end of fiscal 2013 we recorded a valuation allowance of $46.9 million against our U.S. deferred tax assets and attributes. Should management’s assumptions and expectations be inaccurate, our financial condition and results of operations could be adversely affected in future periods.
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
Valuation of Cost Method Equity Investments
The Company accounts for certain equity investments using the cost method. The total carrying value of these investments were $9.0 million at March 30, 2013 and an additional investment of $5.0 million was made in the second quarter of 2014 for a total investment of $14.0 million life-to-date, representing a 15% interest. At each reporting period, we determine whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of our investments. If there are no events or circumstances identified that would adversely affect the fair value of the investments, the fair values of the investments are not calculated as it is not practicable to do so. As the OmniGuide, Inc., Series F Preferred Stock round of equity financing was priced below previous rounds it was considered a triggering event and the Company recorded a $3.6 million impairment charge of Series D and Series E investments in the second quarter of 2014. In the fourth quarter of 2014, further triggering events were identified due to poor operating results through the end of the year combined with decreasing cash levels. We performed an updated valuation of our investment in the fourth quarter and recorded an additional $6.1 million impairment, for an ending carrying value of these investments of $4.3 million. The net carrying value of our minority investment is included in Other assets on the Consolidated Balance Sheets.
Valuation of Long-Lived Assets

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Identified Intangibles

We assess the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. In the fourth quarter of 2014, we identified intangible assets relating to acquired in-process research and development programs that we no longer expect to derive value from and as a result recorded $0.3 million of accelerated amortization. There were no other events or circumstances during 2014 that would indicate the carrying value of our long-lived assets may not be recoverable.

We perform an annual impairment assessment in the fourth quarter of each year for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
Property, Plant and Equipment

Property, plant and equipment is reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Valuation of Goodwill

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired. The carrying value of goodwill was $7.9 million as of March 29, 2014 and March 30, 2013.

We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether the fair value of the reporting unit is less than its carrying value. In performing this assessment in 2014 we concluded that goodwill was not impaired and we were not required to perform the second step of the goodwill impairment test. The assessment of whether goodwill is impaired is sensitive to stock price and the assumed control premium. A significant deterioration in either may trigger impairment. Our stock price has recently traded around or below our book value of equity, thereby placing more emphasis on the determination of a reasonable control premium.

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

The table below summarizes, by currency, the notional amounts of our forward exchange contracts in U.S. dollars as of March 29, 2014 and March 30, 2013. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalents of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rates at the reporting date.

	Bought (Sold)
(In thousands)	2014	2013
Japanese Yen	$4,346	$4,136
Euro	13,322	6,471
New Taiwan Dollar	(440)	(783)
Korean Won	(1,917)	(2,654)
British Pound	(3,664)	(4,272)
Chinese Renminbi	(1,917)	(1,542)
Singapore Dollar	(716)	(204)
Canadian Dollar	(136)	—
	$8,878	$1,152

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 29, 2014 and March 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended March 29, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of March 29, 2014 and March 30, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 29, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
June 12, 2014

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 29, 2014 and March 30, 2013

(In thousands)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$68,461	$88,913
Short-term investments	38,444	56,144
Trade receivables, net of allowances of $404 and $442	37,813	31,779
Inventories	58,902	63,067
Shipped systems pending acceptance	2,054	1,007
Deferred income taxes, net	161	1,682
Other current assets	4,674	3,898
Total current assets	210,509	246,490
Non-current assets:
Non-current investments	3,985	12,329
Property, plant and equipment, net	27,930	27,894
Non-current deferred income taxes, net	704	3,766
Goodwill	7,889	7,889
Acquired intangible assets, net	6,845	9,088
Other assets	12,347	14,752
Total assets	$270,209	$322,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,465	$16,958
Accrued liabilities	20,524	24,930
Deferred income tax liability, net	170	—
Deferred revenue	10,515	10,196
Total current liabilities	45,674	52,084
Non-current liabilities:
Income taxes payable	1,654	5,982
Commitments and contingencies (Notes 18 and 21)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 30,155 and 29,583 issued and outstanding	183,193	176,631
Retained earnings	39,336	87,228
Accumulated other comprehensive income	352	283
Total shareholders’ equity	222,881	264,142
Total liabilities and shareholders’ equity	$270,209	$322,208
See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 29, 2014, March 30, 2013 and March 31, 2012

(In thousands, except per share amounts)	2014	2013	2012
Net sales	$181,167	$216,625	$254,229
Cost of sales	117,141	152,372	146,538
Gross profit	64,026	64,253	107,691
Operating expenses:
Selling, service and administration	55,753	56,051	58,555
Research, development and engineering	37,839	37,196	42,640
Restructuring costs	1,070	2,612	3,785
(Gain) loss on sale of property and equipment, net	(1,301)	(1,226)	966
Gain on acquisition of Semiconductor Systems business	(499)	—	—
Legal settlement (proceeds) costs, net	—	(15,262)	550
Net operating expenses	92,862	79,371	106,496
Operating (loss) income	(28,836)	(15,118)	1,195
Non-operating (expense) income:
Gain on sale of previously impaired auction rate securities	—	—	2,729
Other-than-temporary impairment of cost method investments	(9,703)	—	—
Interest and other income (expense), net	113	253	(437)
Total non-operating (expense) income	(9,590)	253	2,292
(Loss) income before income taxes	(38,426)	(14,865)	3,487
(Benefit from) provision for income taxes	(92)	39,851	(1,417)
Net (loss) income	$(38,334)	$(54,716)	$4,904
Net (loss) income per share—basic	$(1.28)	$(1.86)	$0.17
Net (loss) income per share—diluted	$(1.28)	$(1.86)	$0.17
Weighted average number of shares—basic	29,974	29,357	28,749
Weighted average number of shares—diluted	29,974	29,357	29,461
Cash dividends paid per outstanding common share	$0.32	$2.32	$0.08

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended March 29, 2014, March 30, 2013 and March 31, 2012

(In thousands)	2014	2013	2012
Net (loss) income	$(38,334)	$(54,716)	$4,904
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes of $21, $0 and $12	37	(198)	277
Reclassification of unrealized gain on auction rate securities	—	—	(1,445)
Accumulated other comprehensive income (expense) related to benefit plan obligation, net of taxes of $19, $8, and ($15)	22	9	(23)
Net unrealized gain (loss) on available-for-sale securities, net of taxes of $5, $0, and ($3)	9	(34)	7
Comprehensive (loss) income	$(38,266)	$(54,939)	$3,720

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended March 29, 2014, March 30, 2013 and March 31, 2012

	Common Stock		Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands)	Shares	Amount
Balance at April 3, 2011	28,299	153,189	207,420	1,690	362,299
Cash dividends paid ($0.08 per outstanding common share)	—	—	(2,303)	—	(2,303)
Employee stock plans	671	14,449	—	—	14,449
Tax impact of stock options exercised	—	505	—	—	505
Net income	—	—	4,904	—	4,904
Other comprehensive loss	—	—	—	(1,184)	(1,184)
Balance at March 31, 2012	28,970	168,143	210,021	506	378,670
Cash dividends paid ($2.32 per outstanding common share)	—	—	(68,077)	—	(68,077)
Employee stock plans	613	8,488	—	—	8,488
Net loss	—	—	(54,716)	—	(54,716)
Other comprehensive loss	—	—	—	(223)	(223)
Balance at March 30, 2013	29,583	176,631	87,228	283	264,142
Cash dividends paid ($0.32 per outstanding common share)	—	—	(9,558)	—	(9,558)
Employee stock plans	592	6,753	—	—	6,753
Share repurchases	(20)	(191)	—	—	(191)
Net loss	—	—	(38,334)	—	(38,334)
Other Comprehensive income	—	—	—	69	69
Balance at March 29, 2014	30,155	$183,193	$39,336	$352	$222,881

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 29, 2014, March 30, 2013 and March 31, 2012

(In thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(38,334)	$(54,716)	$4,904
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,642	9,905	12,489
Amortization of acquired intangible assets	2,985	4,746	1,722
Share-based compensation expense	6,105	7,861	11,451
Provision for doubtful accounts	—	—	50
Gain on sale of previously impaired auction rate securities	—	—	(2,729)
(Gain) loss on sale of property and equipment, net	(1,138)	680	1,007
Gain on acquisition of Semiconductor Systems business	(499)	—	—
Other-than-temporary impairment of cost method investments	9,703	—	—
Decrease (increase) in deferred income taxes	4,377	40,971	(5,724)
Changes in operating accounts, net of acquisitions:
(Increase) decrease in trade receivables, net	(2,195)	1,232	11,191
Decrease (increase) in inventories	7,567	3,564	(4,389)
(Increase) decrease in shipped systems pending acceptance	(1,047)	353	3,929
(Increase) decrease in other current assets	(728)	633	2,559
(Decrease) increase in accounts payable and accrued liabilities	(13,694)	2,550	(16,886)
Increase (decrease) in deferred revenue	140	(672)	(5,261)
Net cash (used in) provided by operating activities	(19,116)	17,107	14,313
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(268,132)	(1,061,654)	(929,201)
Proceeds from sales and maturities of investments	294,182	1,123,156	876,822
Proceeds from sale of auction rate securities	—	—	6,450
Purchase of property, plant and equipment	(7,583)	(6,213)	(4,937)
Proceeds from sale of property, plant and equipment	3,657	2,030	26
Decrease (increase) in restricted cash	—	22,269	(11,500)
Cash paid for business acquisitions, net of cash acquired	(9,731)	(9,466)	—
Minority equity investment	(5,000)	—	—
Decrease (increase) in other assets	438	625	(131)
Net cash provided by (used in) investing activities	7,831	70,747	(62,471)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(9,557)	(68,077)	(2,303)
Stock plan activity, net	648	627	2,999
Share repurchases	(191)	—	—
Excess tax benefit of share-based compensation	—	307	546
Net cash (used in) provided by financing activities	(9,100)	(67,143)	1,242
Effect of exchange rate changes on cash	(67)	(1,578)	284
NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,452)	19,133	(46,632)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,913	69,780	116,412
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,461	$88,913	$69,780
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$(21)	$—
Cash paid for income taxes	$(3,256)	$(1,823)	$(4,371)
Income tax refunds received	$163	$890	$132
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
The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, the fiscal 2014 reporting period consisted of a 52-week period ending on March 29, 2014, the fiscal 2013 reporting period consisted of a 52-week period ending on March 30, 2013 and the fiscal 2012 reporting period consisted of a 52-week period ending on March 31, 2012. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
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
The Company sells a significant portion of its products to a small number of large semiconductor and microelectronics manufacturers. The top ten customers accounted for approximately 41%, 61% and 56% of total net sales in 2014, 2013 and 2012, respectively. One consumer electronics manufacturer accounted for approximately 15%, 31% and 29% of total net sales in 2014, 2013 and 2012, respectively. No other customer individually accounted for more than 10% of total net sales in 2014, 2013 or 2012. The Company’s operating results may be adversely affected if orders and revenues from these key customers decline.
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
The Company’s net investment exposure in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at March 29, 2014 and March 30, 2013 was approximately $55.4 million and $56.4 million, respectively. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately

$5.5 million and $5.6 million at March 29, 2014 and March 30, 2013, respectively. Foreign exchange rate gains or losses on foreign investments as of March 29, 2014 were reflected as a cumulative translation adjustment, net of tax, and do not affect the Company’s results of operations.
The Company’s operations involve a number of other risks and uncertainties including but not limited to those relating to the cyclicality of the microelectronics and semiconductor markets, the effect of general economic conditions, rapid changes in technology and international operations.
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to establish or modify credit limits. On certain foreign sales, letters of credit are obtained. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer reputation and credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If it is determined or estimated that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.
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
The Company’s purchased patents are amortized over their estimated useful lives, generally 9 to 17 years.
Other purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized on a straight-line method over the estimated useful lives of the intangible assets, which range from 1 to 9 years.
Goodwill Impairment
The Company accounts for goodwill pursuant to Accounting Standards Codification (ASC) Topic 350 as amended in September 2011 by Accounting Standard Update (ASU) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASC ASU 2011-08). ASC Topic 350 requires that goodwill be tested for impairment at least annually. ASC ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. The Company tests goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value. Goodwill was tested for impairment in the fourth quarter of 2014 and it was determined that there was no impairment as of March 29, 2014.
Other Assets
Other assets include consignment, demonstration (demo) equipment, minority equity investments and long-term deposits.
Consignment, demo and training equipment are recorded at the lower of standard costs or estimated market values, until the assets are sold.
The Company has minority equity investments in the preferred stock of OmniGuide, Inc. (OmniGuide), a private company. These investments are accounted for as cost method investments and the Company does not have the ability to significantly influence OmniGuide. At the end of each reporting period, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of these investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of these investments, the fair value of the investments are not calculated as it is not practicable to do so. The total carrying value of $4.3 million and $9.0 million at March 29, 2014 and March 30, 2013, respectively, is included in Other assets on the Consolidated Balance Sheets.
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
Research and Development
Research and development costs, which include labor and related employee expenses, patent maintenance fees, project materials costs, development tool placement and installation costs, project subcontractors, depreciation of engineering equipment, building costs and other administration expenses, are generally expensed as incurred. Engineering materials that are expected to provide future value are included in inventories.
Taxes on Unremitted Foreign Income
The Company provides for income taxes on its foreign subsidiaries’ taxable income based on the effective income tax rate in each respective jurisdiction. The Company provides for deferred taxes on the undistributed earnings of a subsidiary, except to the extent that the income is intended to be indefinitely reinvested or remitted in a tax-free liquidation. The only foreign jurisdiction where the Company is permanently reinvested is Singapore. The cumulative amount of earnings upon which U.S. income taxes have not been provided was $28.8 million and $25.8 million as of March 29, 2014 and March 30, 2013, respectively. The unrecognized deferred tax liability related to these earnings was $10.0 million and $9.0 million as of March 29, 2014 and March 30, 2013, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and “other comprehensive income,” which includes charges or credits to equity that are not the result of transactions with shareholders. Comprehensive income (loss) within these consolidated financial statements includes primarily cumulative foreign currency translation adjustments and unrealized gains and losses on securities available for sale. The cumulative translation adjustment included in accumulated other comprehensive income (loss) at March 29, 2014 and March 30, 2013 was $0.4 million and $0.4 million, respectively.
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
Employee Benefit Plans
The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. During 2014 and 2013, contributions to the plan by the Company were $0.2 million and $0.3 million, respectively.
The Company has defined benefit retirement plans at certain of its foreign subsidiaries. The Company accounts for these plans based on the provisions of ASC Topic 715 “Compensation-Retirement Benefits”.
3. Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on March 26, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASC ASU 2013-02). ASC ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASC ASU 2013-05 and ASC ASU 2013-12. ASC ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of ASC ASU 2013-02 in the first quarter of fiscal year 2014 did not have a material effect on the measurement of net earnings or other comprehensive income.

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This update specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 was effective for fiscal years beginning after December 15, 2013 and the Company adopted this pronouncement in 2014, which resulted in the reclassification of $4.4 million from non-current deferred income taxes, net to income taxes payable.
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
Stock Plans
In October 2004, the shareholders approved the adoption of the 2004 Stock Incentive Plan (the 2004 Plan) that replaced various stock compensation plans that were previously approved by the shareholders or the Board of Directors (the Replaced Plans), except with respect to options and other awards previously outstanding. Outstanding options and awards remained subject to the terms of the Replaced Plans under which they were originally granted. At that time, the shareholders also approved the reservation of 3,000,000 shares of common stock for issuance under the 2004 Plan. These shares are in addition to any shares of common stock that, at the time the 2004 Plan was approved by shareholders, were available for grant under the Replaced Plans or that may subsequently become available for grant under any of the Replaced Plans through the expiration, termination, forfeiture or cancellation of grants. In January 2005, the Board of Directors approved certain amendments to the 2004 Plan. These amendments prohibit grants of stock options or SARs with an exercise price less than fair market value, require that time-based restricted stock awards have a minimum vesting period of at least three years, with the subject shares vesting no more quickly than one-third annually over the three-year period, and expressly prohibit the reservation of additional shares under the 2004 Plan without shareholder approval. In October 2007, the shareholders approved an additional amendment to the 2004 Plan to permit awards to non-employee service providers and implement certain claw-back provisions.
The 2004 Plan allows for grants of stock options, stock appreciation rights, stock bonuses (including restricted stock units), restricted stock, performance-based awards and dividend equivalents. Stock options and SARs outstanding under the 2004 Plan and the Replaced Plans vest over variable periods determined at the grant date, generally with terms of immediate vesting or up to four years, and expire ten years from the date of grant. Options and SARs issued under the 2004 Plan and the Replaced Plans are exercisable at prices not less than fair market value on the date of the grant. The 2004 Plan prohibits repricing of options and SARs granted without prior shareholder approval. Certain restricted stock units awarded under the 2004 Plan vest based on performance criteria that are tied to the Company’s results of operations, personal performance criteria, and, in certain cases, length of service. Unvested restricted stock unit awards are credited with dividend equivalents in the form of additional unvested restricted stock units at the same time and in the same amount as dividends paid to shareholders of the Company. The dividend equivalents have the same vesting and terms as the underlying restricted stock unit award and are subject to forfeiture if related awards do not vest.
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
The Company granted SARs starting in the first quarter of 2010. SARs grant the right to receive shares of the Company’s stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The Company uses the Black-Scholes model to estimate the fair value of SARs. Similar to options, SARs are recorded at the fair value of the award at grant date and the expense is recognized on a straight-line basis over the requisite service period of the award. The Company granted 63,853 SARs in 2014 and did not grant any SARs in 2013 and 2012.
Share-based compensation expense was included in the Company’s Consolidated Statements of Operations as follows:

(In thousands)	2014	2013	2012
Cost of sales	$722	$898	$1,118
Selling, service and administration	4,213	5,330	8,244
Research, development and engineering	1,170	1,860	2,113
Total share-based compensation expense	$6,105	$8,088	$11,475
Share-based compensation expense decreased in 2014 compared to 2013 was primarily due to decreased attainment of performance-based grants in 2014, award cancellations and to a lesser extent, fewer overall awards granted. The share-based compensation expense decrease in 2013 compared to 2012 was primarily driven by accelerated expense associated with the Chief Executive Officer’s retirement eligibility date in 2012 and decreased attainment of performance-based grants in 2013.
The total amount of net cash received from the stock plan awards was $0.7 million, $0.6 million and $3.0 million for 2014, 2013 and 2012, respectively. All stock plan awards are settled with newly issued shares.
No share-based compensation costs were capitalized during 2014. As of March 29, 2014, the Company had $8.6 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 1.8 years.
Valuation Assumptions
The Black-Scholes option pricing model is utilized to determine the fair value of SARs granted. The following weighted average assumptions were used in calculating the fair value of SARs during the periods presented:

	2014	2013	2012
Risk-free interest rate	1.88%	1.63%	1.86%
Expected dividend yield	3.5%	2.6%	—%
Expected lives	6.0 years	1.5 years	6.2 years
Expected volatility	45%	47%	45%

The following weighted average assumptions were used to estimate the fair value of ESPP shares issued in the periods presented:

	2014	2013	2012
Risk-free interest rate	0.16%	0.18%	0.12%
Expected dividend yield	3.3%	3.0%	2.3%
Expected lives	1.1 years	1.1 years	1.1 years
Expected volatility	37%	43%	49%
The risk-free interest rates used are based on the U.S. Treasury yields over the expected terms. In December 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. Accordingly, the Company paid a dividend of $0.08 per outstanding common share in all four quarters of 2014 and 2013. There were no dividends declared or paid during 2011. The expected dividend yield used is derived using a mathematical formula which uses the expected Company annual dividend rate over the expected term divided by the fair value of the Company’s common stock at the grant date.
The expected term and forfeiture estimates for stock options and SARs are based on an analysis of actual exercise behavior. The expected term for the ESPP is the weighted average length of the purchase periods. The Company uses its historical volatility over the estimated expected term as the expected volatility.
At March 29, 2014, the Company had 7,094,483 shares of its common stock reserved for issuance under all of the above plans combined. Of those shares, 3,410,543 are subject to issuance under currently outstanding stock options, SARs and stock awards and 3,683,941 shares, including 269,888 shares available for issuance under the ESPP, are available for future grants. The weighted-average fair-value of share-based compensation awards, including stock option and SAR awards granted and vested during the period, unvested restricted stock unit awards granted during the period and the intrinsic value of stock options and SARs exercised during the period were:

(In thousands, except per share data)	2014	2013	2012
Stock-Option and SAR Awards:
Grant date fair value per share	$2.94	$4.82	$8.49
Total fair value of options and SARs granted	$188	$25	$1,646
Total fair value of options and SARs vested	$1,305	$2,050	$1,845
Total intrinsic value of options and SARs exercised	$183	$230	$1,170
Unvested Restricted Stock Unit Awards:
Grant date fair value per share	$10.19	$8.05	$18.40
Total fair value of awards granted	$6,865	$7,026	$8,985
Total fair value of awards vested	$5,251	$6,266	$5,417
Employee Stock Purchase Plan:
Grant date fair value per share	$2.61	$3.22	$3.85
Total grant date fair value	$699	$869	$977

Share-Based Payment Award Activity
Information with respect to stock option and SAR activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 30, 2013	2,773,788	$17.98
Granted	63,853	9.24
Exercised	(46,350)	7.26
Expired or forfeited	(892,882)	23.67
Outstanding at March 29, 2014	1,898,409	$15.27	3.76	$1,275
Vested and expected to vest at March 29, 2014	1,889,406	$15.29	3.74	$1,271
Exercisable at March 29, 2014	1,712,556	$15.41	3.31	$1,234
Information with respect to unvested restricted stock unit awards activity was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 30, 2013	1,465,016	$11.80
Awarded	679,450	10.19
Vested	(450,683)	11.66
Forfeited	(181,650)	11.52
Outstanding at March 29,2014	1,512,133	$11.17	1.65	$14,955
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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 29, 2014 and March 30, 2013 was as follows (in thousands):

March 29, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$9,456	$—	$—	$9,456
Corporate Bonds	—	17,328	—	17,328
Municipal bonds	—	12,725	—	12,725
Government agencies	—	8,037	—	8,037
Commercial paper	—	6,700	—	6,700
Forward purchase or (sale) contracts:
Japanese Yen	—	25	—	25
New Taiwan Dollar	—	(6)	—	(6)
Korean Won	—	(44)	—	(44)
Euro	—	39	—	39
British Pound	—	(19)	—	(19)
Chinese Renminbi	—	(2)	—	(2)
Singapore Dollar	—	1	—	1

March 30, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$9,457	$—	$—	$9,457
Commercial paper	—	51,443	—	51,443
Government agencies	—	29,646	—	29,646
Corporate bonds	—	18,396	—	18,396
Municipal bonds	—	3,389	—	3,389
Forward purchase or (sale) contracts:
Japanese Yen	—	176	—	176
New Taiwan Dollar	—	(10)	—	(10)
Korean Won	—	(46)	—	(46)
Euro	—	100	—	100
British Pound	—	38	—	38
Chinese Renminbi	—	(1)	—	(1)
Singapore Dollar	$—	$(12)	$—	$(12)
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at March 29, 2014 and March 30, 2013 were utilized to calculate fair values.
During 2014 and 2013, there were no transfers between Level 1 and Level 2 assets.

Investments
Certain information regarding the Company’s investments at March 29, 2014 and March 30, 2013 was as follows (in thousands):

		Unrealized
March 29, 2014	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Corporate bonds	$17,321	$7	$—	$17,328
Municipal bonds	8,737	4	—	8,741
Government agencies	8,035	2	—	8,037
Commercial paper	6,700	—	—	6,700
	$40,793	$13	$—	$40,806
Available-for-sale securities (non-current):
Municipal bonds	$3,976	$9	$—	$3,985
	$3,976	$9	$—	$3,985
		Unrealized
March 30, 2013	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$51,443	$—	$—	$51,443
Government agencies	26,556	8	—	26,564
Corporate bonds	10,473	7	—	10,480
Municipal bonds	2,058	—	—	2,058
	$90,530	$15	$—	$90,545
Available-for-sale securities (non-current):
Corporate bonds	7,923	—	(7)	7,916
Government agencies	$3,082	$—	$—	$3,082
Municipal bonds	1,330	1	—	1,331
	$12,335	$1	$(7)	$12,329
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of March 29, 2014 and March 30, 2013.
Underlying maturities of investments at March 29, 2014 were $40.8 million within one year and $4.0 million between one to five years.
6. Business Acquisition
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
As a result of the acquisition, the Company recorded approximately $8.2 million of inventory, $3.9 million of accounts receivable and other current assets, $0.7 million of identifiable intangible assets, $2.3 million of current liabilities, and a gain on bargain purchase of $0.8 million. The $0.7 million of identifiable intangible assets includes approximately $0.5 million of backlog and $0.2 million of developed technology. The acquired intangibles are amortized over their estimated useful lives, which range from one to three years.
In 2014, the Company also incurred approximately $1.5 million in acquisition related costs which are included in Selling, service and administration expenses in the Condensed Consolidated Statements of Operations.
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
The acquisition provided the Company with direct access to differentiated, higher power laser technology which can be used in a broad set of microfabrication applications. The Company allocated $3.9 million of the purchase price to goodwill. The premium paid over the fair value of the individual assets acquired and liabilities assumed reflects the Company’s view that this acquisition increased the Company’s ability to customize lasers to specific customer applications with differentiated capability. None of the goodwill was deductible for tax purposes.
As a result of the acquisition, the Company recorded $5.5 million of identifiable intangible assets including approximately $5.0 million of developed technology, $0.4 million in customer relationships, and $0.1 million in trademarks and backlog. The acquired intangibles are amortized over their useful lives which range from one to nine years.
In 2013, the Company also incurred approximately $0.9 million in acquisition-related costs which are included in Selling, service and administration expenses in the Condensed Consolidated Statements of Operations.
The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Eolite as it was not material to the Company’s overall financial position.

7. Inventories
The components of inventories at March 29, 2014 and March 30, 2013 were as follows:

(In thousands)	2014	2013
Raw materials and purchased parts	$38,747	$44,332
Work-in-process	12,914	8,985
Finished goods	7,241	9,750
	$58,902	$63,067

In 2014 and 2013, the Company recorded a charge against inventory related to write-offs associated with discontinued products. See Note 24 "Restructuring and Cost Management Plans" for further discussion.
8. Other Current Assets
Other current assets at March 29, 2014 and March 30, 2013 consisted of the following:

(In thousands)	2014	2013
Prepaid expenses	$2,601	$2,240
Value added tax receivable	779	763
Other	1,294	895
	$4,674	$3,898
9. Property, Plant and Equipment
Property, plant and equipment as of March 29, 2014 and March 30, 2013 consisted of the following:

(In thousands)	Estimated Useful Lives	2014	2013
Land	n/a	$2,068	$3,118
Buildings and improvements	3 to 40 years	38,471	42,079
Machinery and equipment	3 to 10 years	51,442	48,269
Computer equipment and software	1 to 7 years	34,282	33,162
		126,263	126,628
Less accumulated depreciation		(98,333)	(98,734)
		$27,930	$27,894
Depreciation expense totaled $7.1 million, $9.2 million and $12.5 million in 2014, 2013 and 2012, respectively. For the year ended March 29, 2014, the Company performed a review for impairment based on certain triggering events.  As a result of this review, no impairments of property, plant and equipment were identified. The Company recorded charges against property, plant and equipment related to cost management and restructuring efforts in 2014, 2013 and 2012. See Note 24 "Restructuring and Cost Management Plans" for further discussion.

10. Goodwill
As of March 29, 2014 and as of March 30, 2013, the Company had $7.9 million in goodwill comprised of $3.9 million from the Eolite acquisition in 2013 and $4.0 million from the PyroPhotonics acquisition in 2011. We performed an annual goodwill impairment analysis during the fourth quarter of 2014 and determined that the fair value of our single reporting unit was greater than its carrying value. If at any time management determines that an impairment exists, we will be required to reflect the impaired value as part of operating income, which will result in a reduction in earnings and a corresponding reduction in our net asset value in the period such impairment is identified.
11. Acquired Intangible Assets
Acquired intangible assets as of March 29, 2014 and March 30, 2013 consisted of the following:

(In thousands, except years)	Weighted Average Useful Life (In years)	2014	2013
Developed technology	7.7	$13,315	$13,073
Customer relationships	5.6	3,154	3,154
Customer backlog	1	1,250	750
Trade name and trademarks	3	463	463
Fair value of below-market lease (non-current portion)	3.8	310	310
Change of control agreements	1	100	100
Patents	13.1	3,427	3,427
In-process research and development	Indefinite	3,204	3,204
		25,223	24,481
Less accumulated amortization		(18,378)	(15,393)
Total acquired intangible assets		$6,845	$9,088

We performed a review of our acquired intangible assets in the fourth quarter of 2014, including a review for impairment based on certain triggering events and no significant impairments of intangible assets were detected.

Amortization expense for acquired intangible assets has been recorded on the Consolidated Statements of Operations as follows:

(In thousands)	2014	2013	2012
Cost of sales	$2,293	$4,239	$1,157
Selling, service and administration	212	305	315
Research, development and engineering	480	240	250
	$2,985	$4,784	$1,722
The estimated amortization expense for acquired intangible assets in future years is as follows (in thousands):

Year	Amortization
2015	$1,388
2016	925
2017	810
2018	801
2019	802
Future years	2,119
$6,845
The above table excludes estimated amortization expense on certain in-process research and development assets as the project completion dates are not known as of March 29, 2014.

12. Other Assets
Other assets consisted of the following as of March 29, 2014 and March 30, 2013:

(In thousands)	2014	2013
Minority equity investment	$4,263	$8,966
Consignment and demo equipment, net	5,938	4,263
Long term deposits and other	2,146	1,523
	$12,347	$14,752

Minority equity investment represents the Company's investment in OmniGuide, Inc., which are accounted for as cost method investments. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so. The total carrying value of these investments was $9.0 million at March 30, 2013 and an additional investment of $5.0 million was made in second quarter of 2014 for a total investment of $14.0 million life-to-date, or a 15% interest. OmniGuide engaged in a Series F Preferred Stock round of equity financing priced below previous rounds in the second quarter of 2014, which was considered a triggering event and the Company recorded a $3.6 million impairment charge of Series D and Series E investments at that time. In the fourth quarter of 2014, further triggering events were identified due to poor operating results through the end of the year combined with decreasing cash levels. We performed an updated valuation of our investments in the fourth quarter and recorded an additional $6.1 million impairment. The total carrying value of $4.3 million and $9.0 million at March 29, 2014 and March 30, 2013, respectively, is included in Other assets on the Consolidated Balance Sheet.

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

Net deferred tax assets at March 29, 2014 and March 30, 2013 consisted of the following:

(In thousands)	2014	2013
Deferred tax assets and liabilities:
Current
Inventory valuation and warranty costs	$13,650	$11,779
Receivables and other current assets	(311)	(217)
Payroll-related accruals	1,594	1,901
Accrued liabilities	926	2,226
Deferred revenue	2,900	3,182
Other	(161)	15
Total current deferred tax assets	18,598	18,886
Valuation allowance, current	(18,607)	(17,204)
Net current deferred tax (liability) assets	$(9)	$1,682
Non-current
Deferred compensation	$6,482	$6,745
Intangible assets and investments	2,446	(1,431)
Accrued liabilities	186	523
Property, plant and equipment	4,634	4,967
Other comprehensive income	(253)	(302)
Tax loss and credit carryforwards	42,324	36,442
Inventory valuation and warranty costs	1,473	—
Other	—	427
Total non-current deferred tax asset	57,292	47,371
Valuation allowance, non-current	(56,588)	(43,605)
Net non-current deferred tax assets	$704	$3,766
Total deferred tax assets	$75,890	$66,257
Total valuation allowance	(75,195)	(60,809)
Net deferred tax assets	$695	$5,448

The Company had approximately $49.7 million and $40.1 million in tax assets resulting from federal, state and foreign net operating losses and tax credits as of March 29, 2014 and March 30, 2013, respectively as follows:

(In thousands)	2014	2013
Federal net operating losses	$7,691	$—
State net operating losses	3,100	2,863
Foreign operating losses and tax credits	11,527	9,923
Federal research credits	18,332	17,633
State research credits	3,953	4,439
Federal minimum tax credit	1,106	1,171
Federal capital losses	4,024	4,038
	$49,733	$40,067
The federal and state net operating losses expire on various dates through fiscal 2034. The majority of the foreign tax credits expire on various dates through fiscal 2024. The federal and most of the state research credits expire on various dates through fiscal 2034. Certain state research credits and the federal minimum tax credits are available indefinitely. The state net operating losses and credits are reflected net of their federal tax impact.

A valuation allowance is required by GAAP if it is more likely than not that all or a part of a deferred tax asset will not be realized in the future. A valuation allowance of $75.2 million and $60.8 million was recorded as of March 29, 2014 and March 30, 2013, respectively. The valuation allowance increased by $14.4 million in 2014 primarily due to higher net operating losses, tax credits and inventory reserves. In 2013, the Company recorded a $46.9 million valuation allowance against its U.S. deferred tax assets and attributes, which the Company believed no longer met the threshold for recognition. The Company recorded this valuation allowance based on its operating results, significant restructuring of the business, changes in the Company's forecast for its U.S. jurisdiction, the Company's transition of production overseas, and consideration of available tax planning strategies.
The components of income before income taxes and the (benefit from) provision for income taxes, all from continuing operations, were as follows:

(In thousands)	2014	2013	2012
(Loss) income before income taxes:
Domestic	$(37,739)	$(16,935)	$(3,298)
Foreign	(687)	2,070	6,785
Total (loss) income before income taxes	$(38,426)	$(14,865)	$3,487
(Benefit from) provision for income taxes:
Current:
U.S. federal and state	$(605)	$(2,978)	$2,287
Foreign	437	1,767	2,093
	(168)	(1,211)	4,380
Deferred:
U.S. federal and state	(26)	40,055	(5,221)
Foreign	102	1,007	(576)
	76	41,062	(5,797)
Total (benefit from) provision for income taxes	$(92)	$39,851	$(1,417)
The portion of the tax benefit derived from stock-based compensation that is allocated as common stock was $0.0 million in 2014 and 2013 and $0.5 million in 2012.

A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate was as follows:

	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.6)	1.1	(7.7)
Tax credits	3.0	11.3	(72.2)
Domestic production and export tax incentives	—	3.7	—
Non-U.S. income taxed at different rates	3.3	8.4	(16.0)
Changes in unrecognized tax benefits	2.1	3.6	21.1
Change in valuation allowance	(38.0)	(327.2)	(9.4)
Stock compensation	(4.1)	(3.6)	5.2
Other, net	(0.5)	(0.4)	3.4
	0.2%	(268.1)%	(40.6)%
The Company currently benefits from a tax incentive program in Singapore pursuant to which the Company pays no Singapore income tax with respect to manufacturing income. The incentive commenced on July 1, 2006 and will continue through June 30, 2016 assuming the Company is able to satisfy applicable requirements. There is no assurance the Company will be able to satisfy these requirements and failure to meet such requirements may lead to reduction in future or past tax benefits. The Company has failed to meet certain of the associated requirements in the past, however has obtained a waiver for certain periods. The Company believes that it is more likely than not it will continue to receive the associated tax incentives and there is no indication that past benefits received would be rescinded.
The Company operates globally but considers its significant tax jurisdictions to include Canada, China, France, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States. As of March 29, 2014, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Canada	2011 and forward
China	2004 and forward
France	2011 and forward
Japan	2007 and forward
Korea	2009 and forward
Singapore	2010 and forward
Taiwan	2009 and forward
United Kingdom	2009 and forward
United States	2004 and forward
A US federal income tax audit commenced in 2014 for the 2011 and 2012 tax period. The audit was resolved in the final quarter of 2014 and resulted in a tax refund.
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits for the years ended March 29, 2014 and March 30, 2013 was as follows:

(In thousands)	2014	2013
Beginning unrecognized tax benefits balance	$9,210	$8,613
Gross increases for tax positions of prior years	44	109
Gross decreases for tax positions of prior years	—	(581)
Gross increases for tax positions for current year	102	1,069
Ending unrecognized tax benefits balance	$9,356	$9,210
The unrecognized tax benefits were presented as short-term and long-term income taxes payable on the Consolidated Balance Sheets. As of March 29, 2014 pursuant to ASU 2013-11, the unrecognized tax benefit was reported net of offsetting deferred tax assets. If recognized, certain of the deferred tax assets associated with the unrecognized tax benefits would be subject to our overall tax valuation allowance, resulting in a net impact to the effective tax rate of $1.0 million and $0.2 million as of March 29, 2014 and March 30, 2013, respectively. The amount of interest and penalties was zero for both March 29, 2014 and March 30, 2013. The Company expects no decrease in unrecognized tax benefits within the next twelve months from the lapse in statutes of limitation. The Company also expects the annual increases to be consistent with prior years and does not anticipate any significant changes in unrecognized tax benefits in the next twelve months as the result of examinations.

14. Accrued Liabilities
Accrued liabilities consisted of the following at March 29, 2014 and March 30, 2013:

(In thousands)	2014	2013
Payroll-related liabilities	$6,889	$7,918
Product warranty accrual	4,215	5,411
Purchase order commitments and receipts	2,569	2,533
Pension benefit liabilities	1,912	1,501
Professional fees payable	1,933	1,322
Freight accrual	503	646
Income taxes payable	162	2,884
Restructuring costs payable	327	485
Customer deposits	375	225
Value added taxes payable	332	258
Other	1,307	1,747
	$20,524	$24,930
15. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual for 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Product warranty accrual, beginning	$5,411	$4,187	$4,415
Warranty charges incurred, net	(7,178)	(7,381)	(7,200)
Provision for warranty charges	5,982	8,605	6,972
Product warranty accrual, ending	$4,215	$5,411	$4,187
Net warranty charges incurred include labor charges and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at fiscal year-end and is recorded to cost of sales.
16. Deferred Revenue
The following is a reconciliation of the changes in deferred revenue for 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Deferred revenue, beginning	$10,196	$10,751	$16,039
Revenue deferred	34,594	54,535	48,917
Revenue recognized	(34,275)	(55,090)	(54,205)
Deferred revenue, ending	$10,515	$10,196	$10,751
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
At March 29, 2014 and March 30, 2013, the Company had net forward exchange contracts to purchase foreign currencies totaling $8.9 million and $1.2 million, respectively. In general, these contracts mature in less than six months and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal.

The table below summarizes, by currency, the notional amounts of forward exchange contracts in U.S. dollars as of March 29, 2014 and March 30, 2013. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalents of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rates as of March 29, 2014 and March 30, 2013.

	Bought (Sold)
(In thousands)	2014	2013
Japanese Yen	$4,346	$4,136
Euro	13,322	6,471
New Taiwan Dollar	(440)	(783)
Korean Won	(1,917)	(2,654)
British Pound	(3,664)	(4,272)
Chinese Renminbi	(1,917)	(1,542)
Singapore Dollar	(716)	(204)
Canadian Dollar	(136)	—
	$8,878	$1,152
18. Commitments and Contingencies
The aggregate minimum commitment obligation under operating leases beyond March 29, 2014 was as follows (in thousands):

Year	Operating Leases
2015	$2,661
2016	1,762
2017	1,065
2018	909
2019	803
Thereafter	13
$7,213
The Company leases certain equipment, automobiles, manufacturing and office space under operating leases, which are non-cancelable and expire on various dates through fiscal 2016. Rental expense for all operating leases was $2.8 million, $2.6 million and $2.3 million in 2014, 2013 and 2012, respectively.
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
19. (Loss) Earnings Per Share
The following was a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for 2014, 2013 and 2012:

(In thousands, except per share data)	2014	2013	2012
Net (loss) income	$(38,334)	$(54,716)	$4,904
Weighted average shares used for basic earnings per share	29,974	29,357	28,749
Incremental diluted shares	—	—	712
Weighted average shares used for diluted earnings per share	29,974	29,357	29,461
Net (loss) income per share:
Net (loss) income—basic	$(1.28)	$(1.86)	$0.17
Net (loss) income—diluted	$(1.28)	$(1.86)	$0.17

Awards of options, stock appreciation rights (SARs) and unvested restricted stock units (RSUs) representing an additional 3.8 million, 3.4 million and 2.7 million shares of stock for 2014, 2013 and 2012, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
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
The following table provides information with respect to share repurchases by the Company during 2014.

Total number of shares purchased	Average price paid per share	Total value of shares repurchased	Maximum value of shares that may yet be purchased under the program
19,832	$9.65	$0.2 million	$20.0 million
In 2014 the Company purchased a total of 19,832 shares for $0.2 million under this authorization at an average price of $9.65 per share, calculated inclusive of commissions and fees. Any cash used to settle repurchase transactions is reflected as a component of cash used in financing activities on the Consolidated Statements of Cash Flows. The Company did not repurchase any shares under this program in 2013. There is no fixed completion date for the repurchase program.
Dividends
In December 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the quarterly dividends declared and paid by us in 2013 and 2014:

Date Declared	Record Date	Payable Date	Amount per Share
February 13, 2014	February 27, 2014	March 13, 2014	$0.08
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
August 8, 2013	August 19, 2013	September 3, 2013	$0.08
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
February 7, 2013	February 28, 2013	March 14, 2013	$0.08
November 8, 2012	November 21, 2012	December 5, 2012	$0.08
August 9, 2012	August 24, 2012	September 10, 2012	$0.08
May 10, 2012	June 4, 2012	June 18, 2012	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful patent settlement. The special dividend should not be considered a recurring event.
The Company paid aggregate dividends of $9.6 million and $68.1 million in 2014 and 2013, respectively. Subsequent to the year ended March 29, 2014, the Board of Directors declared a $0.08 per outstanding common share cash dividend on May 15, 2014. The estimated amount to be paid as a result of the May 15, 2014 declaration is $2.4 million.
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
Legal Settlement
The Company recognized $0.6 million in legal settlements costs in 2012, arising from the settlement of an arbitration matter with James Dooley, a former Chief Executive Officer of the Company.
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
23. Product and Geographic Information
Net sales by product type were as follows:

(In thousands)	2014	2013	2012
Interconnect & Microfabrication Group (IMG)	$120,947	$170,360	$166,477
Components Group (CG)	24,441	27,511	28,976
Semiconductor Group (SG)	35,779	18,754	58,776
	$181,167	$216,625	$254,229
Net sales by geographic area, based on the location of the end user, were as follows:

(In thousands)	2014	2013	2012
Asia	$136,336	$186,346	$224,100
Americas	31,596	20,907	19,448
Europe	13,235	9,372	10,681
	$181,167	$216,625	$254,229

Long-lived assets, exclusive of investments and net deferred tax assets, by geographic area were as follows:

(In thousands)	2014	2013
Americas	$38,930	$43,771
Asia	6,271	6,177
Europe	9,810	9,675
	$55,011	$59,623
24. Restructuring and Cost Management Plans
Operating expenses for 2014 included $1.5 million of charges related to acquisition and integration of the Semiconductor Systems business, $1.1 million of restructuring charges related to contractual payments to our former Chief Executive Officer and accelerated depreciation of certain assets and a $1.0 million charge related to asset write-offs.
Additionally, in 2014 and 2013, the Company recorded inventory write-off charges to cost of sales associated with discontinued products of $12.8 million and $20.9 million, respectively.
In 2013, the Company initiated a restructuring plan to improve efficiency, transition from memory repair and other legacy products, and focus on laser microfabrication for consumer electronics, emerging technologies related to semiconductor 3D packaging, and proprietary laser technology. Additionally, this plan included consolidation of certain development and manufacturing activities in Asia to our Singapore facility. Although the plan is substantially complete, we will continue to wind down both our physical and legal presence in the vacated regions over the next year. As a result of these actions, the amount of unpaid restructuring costs included in accrued liabilities balance was $1.1 million and $0.5 million at March 29, 2014 and March 30, 2013, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring costs payable balance as of March 31, 2012	$1,048
Employee severance and related benefits:
Cash Payments	(1,944)
Costs incurred and other adjustments	1,381
Restructuring costs payable balance as of March 30, 2013	485
Employee severance and related benefits:
Cash Payments	(204)
Costs incurred and other adjustments	769
Restructuring costs payable balance as of March 29, 2014	$1,050

25. Quarterly Financial Information (Unaudited)

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended March 29, 2014
Net sales	$46,172	$59,647	$38,267	$37,081
Gross profit	19,386	24,632	16,281	3,727
Net operating expenses	22,508	23,935	20,875	25,544
Provision for (benefit from) income taxes	101	(33)	141	(301)
Net (loss) income	(3,283)	(2,778)	(4,640)	(27,633)
Basic net (loss) income per share	(0.11)	(0.09)	(0.15)	(0.92)
Diluted net (loss) income per share	(0.11)	(0.09)	(0.15)	(0.92)
Dividends per outstanding common share
Declared	$0.08	$0.08	$0.08	$0.08
Paid	$0.08	$0.08	$0.08	$0.08
Year ended March 30, 2013
Net sales	$58,969	$80,152	$37,930	$39,574
Gross profit	23,653	33,520	13,233	(6,153)
Net operating expenses	25,197	25,641	3,835	24,698
(Benefit from) provision for income taxes	(750)	2,759	2,625	35,217
Net (loss) income	(944)	5,211	6,768	(65,751)
Basic net (loss) income per share	(0.03)	0.18	0.23	(2.23)
Diluted net (loss) income per share	(0.03)	0.17	0.23	(2.23)
Dividends per outstanding common share
Declared	$0.08	$0.08	$2.08	$0.08
Paid	$0.08	$0.08	$2.08	$0.08
The sum of the quarterly data presented in the table above for fiscal 2014 and 2013 may not equal annual results due to rounding.

1.	In the fourth quarter of 2014, gross profit included $12.8 million of charges for inventory write-offs.

2.	In the fourth quarter of 2014, gross profit included $1.1 million in restructuring costs, and $1.0 million in charges for asset write-off.

3.	In the fourth and second quarters of 2014, net non-operating expenses included an other-than-temporary impairment of cost method investments of $6.1 million and $3.6 million respectively.

4.	In the third quarter of 2014, net operating expenses included a net gain on sale of property and equipment of $1.3 million.

5.	In the fourth quarter of 2013, provision for income taxes included a $46.9 million valuation allowance on deferred tax assets.

6.	In the fourth quarter of 2013, gross profit included $19.8 million of charges for inventory write-offs and $2.3 million of accelerated amortization of acquired intangible assets.

7.	In the fourth quarter of 2013, net operating expenses included $2.6 million in restructuring costs, $1.0 million in loss of disposal of assets, and $0.1 million in legal settlement costs.

8.	In the third quarter of 2013, gross profit included $1.2 million of charges for an inventory write-off.

9.	In the third quarter of 2013, net operating expenses included a gain related to net legal settlement proceeds of $15.4 million and a net gain on sale of property and equipment of $1.3 million.

26. Subsequent Events
Not Applicable.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 29, 2014 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 29, 2014.
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
We have audited Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO). Electro Scientific Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Electro Scientific Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 29, 2014 and March 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended March 29, 2014, and our report dated June 12, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
June 12, 2014

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about the Company’s audit committee, is included under the headings “Proposal 1: Election of Directors,” “Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

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
Item 11. Executive Compensation
The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Independence” in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

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

10.34
Offer Letter, dated February 23, 2014, between Electro Scientific Industries, Inc. and Edward C. Grady. Incorporated by reference to Exhibit 10 of the Company’s Current Report on form 8-K filed February 27, 2014.

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

Date:	June 12, 2014	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Edward C. Grady
Edward C. Grady
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 12, 2014.

Signature	Title
/s/ Edward C. Grady	President, Chief Executive Officer and Director (Principal Executive Officer)
Edward C. Grady
/s/ PAUL OLDHAM	Vice President of Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
Paul Oldham
/s/ KERRY MUSTOE	Vice President, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)
Kerry Mustoe
*FREDERICK A. BALL	Director
Frederick Ball
*RICHARD J. FAUBERT	Director
Richard J. Faubert
*BARRY L. HARMON	Director
Barry L. Harmon
*DAVID NIERENBERG	Director
David Nierenberg
*JON D. TOMPKINS	Chairman of the Board
Jon D. Tompkins
*ROBERT R. WALKER	Director
Robert R. Walker

* By:	/s/ PAUL OLDHAM
Paul Oldham, Attorney-in-fact