Form 10-Q
period 2014-06-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2014-08-07
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2014 was 30,108,299 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2015 FORM 10-Q QUARTERLY REPORT

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Jun 28, 2014	Mar 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$82,459	$68,461
Short-term investments	23,866	38,444
Trade receivables, net of allowances of $406 and $404	32,957	37,813
Inventories	60,398	58,902
Shipped systems pending acceptance	2,547	2,054
Deferred income taxes, net	160	161
Other current assets	4,563	4,674
Total current assets	206,950	210,509
Non-current assets:
Non-current investments	—	3,985
Property, plant and equipment, net of accumulated depreciation of $98,371 and $98,333	27,086	27,930
Non-current deferred income taxes, net	811	704
Goodwill	7,889	7,889
Acquired intangible assets, net of accumulated amortization of $18,915 and $18,376	6,305	6,845
Other assets	12,253	12,347
Total assets	$261,294	$270,209
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,597	$14,465
Accrued liabilities	21,101	20,524
Deferred income tax liability, net	170	170
Deferred revenue	12,268	10,515
Total current liabilities	48,136	45,674
Non-current liabilities:
Income taxes payable	1,151	1,654
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 30,495 and 30,155 issued and outstanding	182,451	183,193
Retained earnings	28,668	39,336
Accumulated other comprehensive income, other	888	352
Total shareholders’ equity	212,007	222,881
Total liabilities and shareholders’ equity	$261,294	$270,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	Jun 28, 2014	Jun 29, 2013
Net sales	$35,030	$46,172
Cost of sales	21,795	26,786
Gross profit	13,235	19,386
Operating expenses:
Selling, service and administration	13,100	14,547
Research, development and engineering	9,145	8,425
Gain on acquisition of Semiconductor Systems business	—	(464)
Net operating expenses	22,245	22,508
Operating loss	(9,010)	(3,122)
Non-operating income (expense):
Interest and other income (expense), net	46	(60)
Total non-operating income (expense)	46	(60)
Loss before income taxes	(8,964)	(3,182)
(Benefit from) provision for income taxes	(713)	101
Net loss	$(8,251)	$(3,283)
Net loss per share—basic	$(0.27)	$(0.11)
Net loss per share—diluted	$(0.27)	$(0.11)
Weighted average number of shares—basic	30,353	29,745
Weighted average number of shares—diluted	30,353	29,745
Cash dividends paid per outstanding common share	$0.08	$0.08

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Fiscal quarter ended
(In thousands)	Jun 28, 2014	Jun 29, 2013
Net loss	$(8,251)	$(3,283)
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes of $0 and $0	534	(99)
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $2 and $2	3	3
Net unrealized loss on available-for-sale securities, net of taxes of $0, and $0	(1)	(19)
Comprehensive loss	$(7,715)	$(3,398)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Fiscal quarter ended
(In thousands)	Jun 28, 2014	Jun 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,251)	$(3,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,957	1,747
Amortization of acquired intangible assets	539	722
Share-based compensation expense	1,330	2,634
(Gain) loss on sale of property and equipment, net	(19)	37
Gain on acquisition of Semiconductor Systems business	—	(464)
Other-than-temporary impairment of cost based investments	—	—
Increase in deferred income taxes	(103)	(289)
Changes in operating accounts, net of acquisitions:
Decrease (increase) in trade receivables, net	4,958	(2,573)
Increase in inventories	(1,609)	(2,676)
Increase in shipped systems pending acceptance	(493)	(850)
Decrease (increase) in other current assets	234	(1,441)
Increase (decrease) in accounts payable and accrued liabilities	441	(2,655)
Increase in deferred revenue	1,753	391
Net cash provided by (used in) operating activities	737	(8,700)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(133,765)	(123,126)
Proceeds from sales and maturities of investments	152,328	129,015
Purchase of property, plant and equipment	(1,158)	(1,215)
Proceeds from sale of property, plant and equipment	105	—
Cash paid for business acquisitions	—	(8,000)
(Increase) decrease in other assets	(276)	239
Net cash provided by (used in) investing activities	17,234	(3,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(2,417)	(2,379)
Stock plan activity, net	(615)	(796)
Share repurchase settlements	(1,330)	—
Net cash used in financing activities	(4,362)	(3,175)
Effect of exchange rate changes on cash	389	(186)
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,998	(15,148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,461	88,913
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,459	$73,765
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	(2)	$—
Cash paid for income taxes	(320)	(338)
Income tax refunds received	2	2
Accrued acquisition purchase price adjustment	—	(1,600)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements are to be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for its fiscal year ended March 29, 2014. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.

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

There have been no significant changes to the Company's significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended March 29, 2014. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
2. Recent Accounting Pronouncements
Recent Accounting Pronouncements issued by the financial accounting standards board (FASB) and the SEC did not have a material impact on the Company's financial statements.
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
The Company granted a total of 451,400 restricted stock unit (RSUs) awards and 230,000 SARs during the first quarter of 2015. In the same period, the Company did not grant any stock options. The Company granted 611,500 restricted stock unit awards and did not grant any SARs or stock options during the first quarter of 2014.
Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Jun 28, 2014	Jun 29, 2013
Cost of sales	$169	$185
Selling, service and administration	865	2,094
Research, development and engineering	296	355
Total share-based compensation expense	$1,330	$2,634
No share-based compensation costs were capitalized in the first quarter of 2015. As of June 28, 2014, the Company had $7.4 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.3 years.
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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 28, 2014 and March 29, 2014 was as follows (in thousands):

June 28, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$5,579	$—	$—	$5,579
Commercial paper	—	20,344	—	20,344
Municipal bonds	—	11,515	—	11,515
Corporate Bonds	—	7,316	—	7,316
Government agencies	—	2,002	—	2,002
Forward purchase or (sale) contracts:
Japanese Yen	—	2	—	2
New Taiwan Dollar	—	5	—	5
Korean Won	—	11	—	11
Euro	—	(5)	—	(5)
British Pound	—	(46)	—	(46)
Chinese Renminbi	—	(10)	—	(10)

March 29, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$9,456	$—	$—	$9,456
Corporate bonds	—	17,328	—	17,328
Municipal bonds	—	12,725	—	12,725
Government agencies	—	8,037	—	8,037
Commercial paper	—	6,700	—	6,700
Forward purchase or (sale) contracts:
Japanese Yen	—	25	—	25
New Taiwan Dollar	—	(6)	—	(6)
Korean Won	—	(44)	—	(44)
Euro	—	39	—	39
British Pound	—	(19)	—	(19)
Chinese Renminbi	—	(2)	—	(2)
Singapore Dollar	—	1	—	1
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at June 28, 2014 and March 29, 2014 were utilized to calculate fair values.
During the first quarter of 2015, there were no transfers between Level 1, Level 2 or Level 3 assets.

Investments
Certain information regarding the Company’s investments at June 28, 2014 and March 29, 2014 was as follows (in thousands):

		Unrealized
June 28, 2014	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$20,344	$—	$—	$20,344
Municipal Bonds	11,503	12	—	11,515
Corporate Bonds	7,314	2	—	7,316
Government agencies	2,000	2	—	2,002
	$41,161	$16	$—	$41,177

		Unrealized
March 29, 2014	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Corporate Bonds	$17,321	$7	$—	$17,328
Municipal Bonds	8,737	4	—	8,741
Government agencies	8,035	2	—	8,037
Commercial paper	6,700	—	—	6,700
	$40,793	$13	$—	$40,806
Available-for-sale securities (non-current):
Municipal Bonds	$3,976	$9	$—	$3,985
	$3,976	$9	$—	$3,985
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income were insignificant as of June 28, 2014 and March 29, 2014.
Underlying maturities of investments at June 28, 2014 were $41.2 million within one year.
5. Business Acquisitions
Fiscal 2014
On May 3, 2013, the Company purchased the assets related to the Semiconductor Systems business of GSI Group Inc. for a total purchase price of $9.7 million. The acquisition provides the Company with direct access to industry-leading wafer marking, wafer trimming and circuit trimming laser systems. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values and resulted in a net gain on bargain purchase of $0.5 million. The fair value of the acquired net assets of $10.5 million was in excess of the total purchase consideration of $9.7 million, primarily due to the recognition of certain intangible assets. The resulting gain of $0.8 million was partially offset by $0.3 million of deferred tax liabilities. Analysis supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The acquisition was an asset purchase for tax purposes.
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

6. Inventories
Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Jun 28, 2014	Mar 29, 2014
Raw materials and purchased parts	$40,410	$38,747
Work-in-process	12,272	12,914
Finished goods	7,716	7,241
	$60,398	$58,902
7. Other Current Assets
Other current assets consisted of the following:

(In thousands)	Jun 28, 2014	Mar 29, 2014
Prepaid expenses	$2,432	$2,601
Value added tax receivable	822	779
Other	1,309	1,294
	$4,563	$4,674
8. Other Assets
Other assets consisted of the following:

(In thousands)	Jun 28, 2014	Mar 29, 2014
Consignment and demo equipment, net	$5,563	$5,938
Minority equity investments	4,263	4,263
Long term deposits and other	2,427	2,146
	$12,253	$12,347
Minority equity investments represents the Company's investments in OmniGuide, Inc., which are accounted for as cost method investments. At each reporting period end, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of the investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the investments, the fair value of the investments are not calculated as it is not practicable to do so.
The total carrying value of these investments was $9.0 million at March 30, 2013 and an additional investment of $5.0 million was made in the second quarter of 2014 for a total investment of $14.0 million life-to-date, or a 15% interest. In the second quarter of 2014, OmniGuide, Inc., engaged in a Series F Preferred Stock round of equity financing priced below previous rounds, which was considered a triggering event and the Company recorded a $3.6 million impairment charge on its Series D and Series E investments at that time. In the fourth quarter of 2014, further triggering events were identified due to poor operating results through the end of the year combined with decreasing cash levels. We performed an updated valuation of our investments in the fourth quarter and recorded an additional $6.1 million impairment charge.
The Company's investment may be further impaired if OmniGuide, Inc., is unable to raise sufficient funding for operations or if business results deteriorate. The total carrying value of $4.3 million at March 29, 2014 is included in Other assets on the Condensed Consolidated Balance Sheets.
9. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Jun 28, 2014	Mar 29, 2014
Payroll-related liabilities	$8,325	$6,889
Product warranty accrual	3,487	4,215
Professional fees payable	1,622	1,933
Pension benefit liabilities	2,045	1,912
Purchase order commitments and receipts	2,002	2,569
Customer deposits	1,341	375
Freight accrual	375	503
Income taxes payable	—	162
Restructuring costs payable	25	327
Value added taxes payable	357	332
Other	1,522	1,307
	$21,101	$20,524
10. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended
(In thousands)	Jun 28, 2014	Jun 29, 2013
Product warranty accrual, beginning	$4,215	$5,411
Warranty charges incurred, net	(1,940)	(1,821)
Provision for warranty charges	1,212	1,603
Product warranty accrual, ending	$3,487	$5,193

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
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended
(In thousands)	Jun 28, 2014	Jun 29, 2013
Deferred revenue, beginning	$10,515	$10,196
Revenue deferred	11,808	6,941
Revenue recognized	(10,055)	(6,371)
Deferred revenue, ending	$12,268	$10,766
12. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended
(In thousands, except per share data)	Jun 28, 2014	Jun 29, 2013
Net loss	$(8,251)	$(3,283)
Weighted average shares used for basic earnings per share	30,353	29,745
Incremental diluted shares	—	—
Weighted average shares used for diluted earnings per share	30,353	29,745
Net loss per share:
Net loss — basic	$(0.27)	$(0.11)
Net loss — diluted	$(0.27)	$(0.11)
Awards of options, SARs and unvested RSUs representing an additional 3.3 million and 3.4 million shares of stock for the first quarters of 2015 and 2014, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

13. Product and Geographic Information
Net sales by product type were as follows:

	Fiscal quarter ended
(In thousands)	Jun 28, 2014	Jun 29, 2013
Interconnect & Microfabrication Group (IMG)	$20,948	$34,417
Semiconductor Group (SG)	10,749	5,613
Components Group (CG)	3,333	6,142
	$35,030	$46,172

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	Jun 28, 2014	Jun 29, 2013
Asia	$24,718	$37,693
Americas	6,174	6,070
Europe	4,138	2,409
	$35,030	$46,172
14. Restructuring and Cost Management Plans
In 2013, the Company initiated a restructuring plan to improve efficiency, transition from memory repair and other legacy products, and focus on laser microfabrication for consumer electronics, emerging technologies related to semiconductor 3D packaging, and proprietary laser technology. Although the plan is substantially complete, we will continue to wind down both our physical and legal presence in the vacated region over the year of 2015. See the Company's Form 10-K for the year ended March 29, 2014 for additional information related to restructuring and cost management plans.
In the first quarter of 2015, net restructuring costs of $0.5 million were recognized. At June 28, 2014 and March 29, 2014, the amount of unpaid restructuring costs included in accrued liabilities was $0.6 million and $1.1 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of March 29, 2014	$1,050
Employee severance and related benefits:
Cash payments	(455)
Restructuring & cost management amounts payable as of June 28, 2014	$595
15. Shareholders’ Equity
Share Repurchase Program
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
In the first quarter of 2015 the Company repurchased 207,738 shares for $1.5 million under this authorization at an average price of $7.01 per share, calculated inclusive of commissions and fees. Cash used to settle the repurchase transactions as of June 28, 2014 totaled $1.3 million and is reflected as a component of cash used in financing activities on the Condensed Consolidated Statements of Cash Flows. Accrued liabilities include $0.2 million for amounts owed on the unsettled repurchase transactions as of June 28, 2014. In 2014 the Company repurchased 19,832 shares for $0.2 million at an average price of $9.65 per share. The Company has repurchased a total of 227,570 shares life to date under this authorization as a part of its publicly announced plan.
There is no fixed completion date for the repurchase program. The following table provides information with respect to share repurchases by the Company during 2015 and 2014.

Fiscal Period	Total number of shares purchased	Average price paid per share	Total value of shares repurchased	Maximum value of shares that may yet be purchased under the program
June FY 2015 (06/01/2014 to 06/28/2014)	68,750	$6.89	$0.5 million	$18.3 million
May FY 2015 (05/04/2014 to 05/31/2014)	138,988	$7.07	$1.0 million	$18.8 million

Dividends
In December 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by the Company during 2015 and 2014:

Date Declared	Record Date	Payable Date	Amount per Share
May 15, 2014	May 27, 2014	June 10, 2014	$0.08
February 13, 2014	February 27, 2014	March 13, 2014	$0.08
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
August 8, 2013	August 19, 2013	September 3, 2013	$0.08
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
The Company paid aggregate dividends of $2.4 million in each of the first quarters of 2015 and 2014.
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
Summary of Sequential Quarterly Results
The financial results for the first quarter of 2015 reflected a sequential decline in revenues to $35.0 million from $37.1 million in the fourth quarter of 2014, largely a result of the low order rate of approximately $31.7 million in the fourth quarter of 2014. Total orders increased to $47.3 million in first quarter of 2015, primarily driven by growth in flex via drilling, advanced microfabrication and to a lesser extent by growth in components and semiconductor businesses.

Net sales were $35.0 million in the first quarter of 2015 compared to $37.1 million in the fourth quarter of 2014. IMG decreased due to lower microfabrication and scientific product sales, partially offset by an increase in the flex business. CG and SG sales remained substantially flat, with CG decreasing by $0.2 million and SG increasing by $0.5 million.
Gross profit was $13.2 million in the first quarter of 2015 compared to a gross profit of $3.7 million in the fourth quarter of 2014. Gross margin was 37.8% on net sales of $35.0 million in the first quarter of 2015 compared to a gross margin of 10.1% on net sales of $37.1 million in the fourth quarter of 2014. Gross margin rate improved primarily due to significantly lower inventory write-offs compared to the fourth quarter of 2014, but reflects the unfavorable impacts of product mix, lower volumes, and increased warranty costs in the first quarter of 2015.
Net operating expenses of $22.2 million in the first quarter of 2015 decreased $3.3 million from $25.5 million in the fourth quarter of 2014, primarily due to one-time expenses associated with shipment of the initial glass cutting and semiconductor systems during the fourth quarter of 2014, lower discretionary costs and other variable expenses based on lower business volume in the first quarter of 2015.
Operating loss was $9.0 million in the first quarter of 2015 compared to an operating loss of $21.8 million in the fourth quarter of 2014, a change of $12.8 million. The decrease in operating loss was primarily due to lower inventory write-offs and decreased operating expenses resulting from restructuring actions initiated in 2014.
Non-operating income was $0.05 million in the first quarter of 2015 compared to expense of $6.1 million in the fourth quarter of 2014. The change is primarily due to the $6.1 million impairment against our minority equity investment in OmniGuide, Inc., recorded in the fourth quarter of 2014.
Benefit from income taxes was $0.7 million in the first quarter of 2015 compared to a benefit of $0.3 million in the fourth quarter of 2014, primarily due to a favorable tax ruling related to the legal settlement with All Ring.
Net loss was $8.3 million in the first quarter of 2015 compared to a net loss of $27.6 million in the fourth quarter of 2014.
Quarter Ended June 28, 2014 Compared to Quarter Ended June 29, 2013
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Jun 28, 2014	Jun 29, 2013
Net sales	100.0%	100.0%
Cost of sales	62.2	58.0
Gross profit	37.8	42.0
Selling, service and administration	37.4	31.6
Research, development and engineering	26.1	18.2
Gain on acquisition of Semiconductor Systems business	—	(1.0)
Operating (loss) income	(25.7)	(6.8)
Interest and other income (expense), net	0.1	(0.1)
Loss before income taxes	(25.6)	(6.9)
(Benefit from) provision for income taxes	(2.1)	0.2
Net loss	(23.6)%	(7.1)%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	Jun 28, 2014		Jun 29, 2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$20,948	59.8%	$34,417	74.5%
Semiconductor Group (SG)	10,749	30.7	5,613	12.2
Components Group (CG)	3,333	9.5	6,142	13.3
	$35,030	100.0%	$46,172	100.0%

Net sales for the first quarter of 2015 decreased $11.1 million or 24% from net sales for the first quarter of 2014. Sales in IMG and CG decreased by 39% and 46%, respectively, while SG sales increased by 92%.
IMG sales for the first quarter of 2015 decreased $13.5 million compared to the first quarter of 2014. The decrease in IMG sales was driven by decreased demand resulting from excess capacity and increased competition in the flex product space.
SG sales for the first quarter of 2015 increased $5.1 million compared to the first quarter of 2014. The increase was primarily driven by the sales in the Semiconductor Systems business which was acquired in early May in the first quarter of 2014.
CG sales for the first quarter of 2015 decreased $2.8 million compared to the first quarter of 2014 due to reduced demand for MLCC systems in first quarter 2015.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Jun 28, 2014		Jun 29, 2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$24,718	70.6%	$37,693	81.6%
Americas	6,174	17.6	6,070	13.1
Europe	4,138	11.9	2,409	5.2
	$35,030	100.0%	$46,172	100.0%
Gross Profit

	Fiscal quarter ended
	Jun 28, 2014		Jun 29, 2013
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$13,235	37.8%	$19,386	42.0%
Gross profit was $13.2 million for the first quarter of 2015, a decrease of $6.2 million compared to the first quarter of 2014. Gross margins were 37.8% and 42.0% for the first quarters of 2015 and 2014, respectively. These decreases were driven primarily by lower IMG sales and associated higher absorption of fixed costs. To a lesser extent, margins were negatively impacted by increased warranty expenses in IMG and changes in mix within both IMG and CG, due to lower MLCC and flex sales.
Operating Expenses

	Fiscal quarter ended
	Jun 28, 2014		Jun 29, 2013
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$13,100	37.4%	$14,547	31.6%
Research, development and engineering	9,145	26.1	8,425	18.2
Gain on acquisition of Semiconductor Systems business	—	—	(464)	(1.0)
	$22,245	63.4%	$22,508	48.8%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for the first quarter of 2015 decreased $1.4 million compared to the first quarter of 2014. This decrease was primarily attributable to decreases in share-based compensation and the impact on labor costs of restructuring actions in 2014.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first quarter of 2015 increased $0.7 million compared to the first quarter of 2014, reflecting increases due to the inclusion of a full quarter of the acquired Semiconductor Systems business in 2015 and higher project development costs, partially offset by the impact of restructuring actions in 2014.
Gain on acquisition of Semiconductor Systems Business
Gain on acquisition of the Semiconductor Systems business was $0.5 million in first quarter of 2014. This purchase resulted in a gain as the estimated fair value of the assets purchased was in excess of the total purchase consideration, primarily due to the recognition of certain intangible assets.
Non-operating Income and Expense, net

	Fiscal quarter ended
	Jun 28, 2014		Jun 29, 2013
(In thousands, except percentages)	Non-operating Income and Expense, net	% of Net Sales	Non-operating Income and Expense, net	% of Net Sales
Interest and other income (expense), net	$46	0.1%	$(60)	(0.1)%
Interest and other income (expense), net, consists of net interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. The increase in other income was primarily attributable to higher net market gains on investments, partially offset by increased net foreign exchange losses.
Income Taxes

	Fiscal quarter ended
	Jun 28, 2014		Jun 29, 2013
(In thousands, except percentages)	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
(Benefit from) provision for income taxes	$(713)	8.0%	$101	(3.2)%
The income tax benefit for the first quarter of 2015 was $0.7 million on pretax loss of $9.0 million, an effective tax rate of 8.0%. For the first quarter of 2014, the income tax provision was $0.1 million on pretax income of $3.2 million, an effective rate of (3.2)%. The change in the effective tax rate is driven primarily by the change in pretax income levels, the release of the tax reserve related to the legal settlement with All Ring, and, to a lesser extent, by changes in the mix of income between foreign tax jurisdictions.
Net Loss

	Fiscal quarter ended
	Jun 28, 2014		Jun 29, 2013
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(8,251)	(23.6)%	$(3,283)	(7.1)%
As a result of the factors discussed above, net loss for the first quarter of 2015 was $8.3 million, or $0.27 per basic and diluted share, compared to a net loss of $3.3 million, or $0.11 per basic and diluted share, for the first quarter of 2014.

Financial Condition and Liquidity
At June 28, 2014, our principal sources of liquidity were cash and cash equivalents of $82.5 million, short-term investments of $23.9 million and accounts receivable of $33.0 million. At June 28, 2014, we had a current ratio of 4.30 and held no long-term debt. Working capital of $158.8 million decreased $6.0 million compared to the March 29, 2014 balance of $164.8 million, substantially impacted by the payment of quarterly dividends.
In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by us in 2015 and 2014:

Date Declared	Record Date	Payable Date	Amount per Share
May 15, 2014	May 27, 2014	June 10, 2014	$0.08
February 13, 2014	February 27, 2014	March 13, 2014	$0.08
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
August 8, 2013	August 19, 2013	September 3, 2013	$0.08
May 14, 2013	June 5, 2013	June 19, 2013	$0.08
We paid aggregate dividends of $2.4 million in each of the first quarters of 2015 and 2014.
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
Sources and Uses of Cash
Net cash provided by operating activities of $0.7 million for the first quarter of 2015, was due to a $3.9 million decrease to working capital and a $1.3 million increase to deferred margin, partially offset by $4.5 million of net loss adjusted for non-cash items.
Net cash provided by investing activities of $17.2 million was the result of $133.8 million of purchases of investments, $1.2 million of capital expenditures from purchases of property, plant and equipment (PP&E) and $0.3 million increase in other assets, partially offset by $152.3 million of proceeds from sales and maturities of investments and $0.1 million of proceeds from the sale of property. Accounts payable balance includes $0.04 million for amounts owed on PP&E purchases as of June 28, 2014.
For the first quarter of 2015, net cash used in financing activities of $4.4 million primarily resulted from $2.4 million of cash dividends paid to shareholders and $1.3 million of share repurchase settlements.
We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations, any dividends which may be declared, our share repurchase program and contractual obligations for at least the next twelve months.
Critical Accounting Policies and Estimates
We reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended March 29, 2014.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risk disclosure contained in our Form 10-K for the year ended March 29, 2014.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We intend to enter into existing markets that are adjacent to our current markets. In these markets we will be competing against established competitors with recognized brands, customer relationships and proven products. If we fail to compete successfully against these competitors our ability to penetrate these markets will be limited, which could have an adverse effect on our financial results.
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
Revenues are Largely Dependent on Few Customers
We depend on a few significant customers for a large portion of our revenues. In 2014, our top ten customers accounted for approximately 41% of total net sales, with one customer, Apple, Inc., and its affiliates, accounting for approximately 15% of total net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single major customer. Also, business levels with several of our top customers are dependent on our winning new designs and features each product cycle, and there is no guarantee of future business based on past design wins. Furthermore, none of our customers have any long-term obligation to continue to buy our products or services and may therefore delay, reduce or cease ordering our products or services at any time. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. For example, revenues from Apple, Inc., decreased from $67 million or 31% of revenue in 2013 to $27 million or 15% of revenue in 2014. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected.
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
Charges for Excess or Obsolete Inventory
One factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory that may not be usable under the new strategy, which may also result in material accounting charges. For example, during 2014, we recorded $12.8 million of charges in cost of sales for inventory written off in connection with discontinued products.
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
Risks Related to Our Organization
Operating a Global Business
International shipments accounted for 83% of net sales in 2014, with 76% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including manufacturing facilities in Singapore, research and development facilities in Canada, France and Taiwan, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

•	periodic local or geographic economic downturns and unstable political conditions;

•	price and currency exchange controls;

•	fluctuation in the relative values of currencies;

•	difficulty in repatriating money, whether as a result of tax laws or otherwise;

•	difficulties protecting intellectual property;

•	compliance with labor laws and other laws governing employees;

•	local labor disputes;

•	shipping delays and disruptions;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; and

•	difficulties in managing a global enterprise, including staffing, enforcing internal controls, collecting accounts receivable, and managing suppliers, distributors and representatives.
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
Acquisitions and Divestitures
We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our 2013 acquisition of Eolite Systems and 2014 acquisition of the Semiconductor Systems business from GSI Group, Inc. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

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
We may from time to time also make strategic investments in development stage companies. Investments in development stage companies are subject to a high degree of risk. We could lose all or a portion of our investment in any such company or could be required to recognize an impairment charge with respect to our investment. For example, in 2014 we recognized a $9.7 million impairment with respect to our investment in OmniGuide, Inc. based upon a reduction in the investment's estimated fair value.
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
Need to Broaden our Marketing and Channel Capability
The laser microfabrication industry is comprised of a broad set of markets and applications and represents significant opportunities for growth. In order to access these opportunities, we need to broaden our approach from being customer-centric to being market-based. This will require the hiring, development, and application of new marketing capability and channel access. Our ability to successfully access and compete in these broader markets will be partially dependent on our development of these new skills and capabilities. Our inability to do so may harm our business and adversely affect our revenues and profitability.
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
Need to Invest in Research and Development
Our industry is characterized by the need for continued investment in research and development. Because of intense competition in the industries in which we compete, if we were to fail to invest sufficiently in research and development, our products could become less attractive to our current and potential customers or obsolete, and our business and financial condition could be materially and adversely affected. We also will incur research and development expenses as we develop products for the adjacent markets we intend to enter. As a result of our need to maintain our spending levels in this area, our operating results could be materially harmed if our net sales decline. In addition, as a result of our emphasis on research and development and technological innovation, our operating costs may increase in the future, and research and development expenses may increase as a percentage of total operating expenses and as a percentage of net sales.
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
We also defend our patent and intellectual property portfolio. We initiated litigation in 2014 against each of Humo Laboratory, LTD. in Japan and Eo Technics Co., Ltd., in South Korea for infringement of key patents. There is no assurance that this litigation will be successful, and we may incur significant legal fees to prosecute these claims.
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
We currently benefit from a tax incentive program in Singapore pursuant to which we pay no Singapore income tax with respect to our manufacturing income. The incentive commenced on July 1, 2006 and will continue through June 30, 2016 assuming we are able to satisfy applicable requirements. The Company has failed to meet certain of the associated requirements in the past, and has obtained a waiver for certain periods. There is no assurance we will be able to satisfy these requirements and failure to meet such requirements may lead to reduction in future or past tax benefits. The Company believes that it is more likely than not the Company will continue to receive the associated tax incentives and there is no indication that past benefits received would be rescinded.
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
Impairment of Intangible Assets
We held a total of $6.3 million in acquired intangible assets and $7.9 million in goodwill at June 28, 2014. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.
We performed a review of our acquired intangible assets in the fourth quarter of 2014, including a review for impairment based on certain triggering events and no significant impairments of intangible assets were detected.
We performed our annual goodwill impairment analysis during the fourth quarter of 2014 and determined that goodwill was not impaired. If at any time management determines that an impairment exists the Company may be required to record the impairment as part of operating income, which will result in a reduction in earnings and a corresponding reduction in our net asset value in the period such impairment is identified. The assessment of whether goodwill is impaired is sensitive to stock price and the assumed control premium. A significant deterioration in either may trigger impairment. Our stock price has recently traded around or below our book value of equity, thereby placing more emphasis on the determination of a reasonable control premium.
Stock Price Volatility
The market price of our common stock has fluctuated widely. During the first quarter of 2015, our stock price fluctuated between a high of $10.01 per share and a low of $6.68 per share, and subsequent to the end of the fiscal quarter and prior to August 1, 2014 has been as low as $5.98. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

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

Item 2.     Share Repurchase Program
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
In the first quarter of 2015 the Company repurchased 207,738 shares for $1.5 million under this authorization at an average price of $7.01 per share, calculated inclusive of commissions and fees. Cash used to settle the repurchase transactions as of June 28, 2014 totaled $1.3 million and is reflected as a component of cash used in financing activities on the Consolidated Statements of Cash Flows. Accrued liabilities include $0.2 million for amounts owed on the unsettled repurchase transactions as of June 28, 2014. In 2014 the Company repurchased 19,832 shares for $0.2 million at an average price of $9.65 per share. The Company has repurchased a total of 227,570 shares life to date under this authorization as a part of its publicly announced plan.
There is no fixed completion date for the repurchase program. The following table provides information with respect to share repurchases by the Company during 2015 and 2014.

Fiscal Period	Total number of shares purchased	Average price paid per share	Total value of shares repurchased	Maximum value of shares that may yet be purchased under the program
June FY 2015 (06/01/2014 to 06/28/2014)	68,750	$6.89	$0.5 million	$18.3 million
May FY 2015 (05/04/2014 to 05/31/2014)	138,988	$7.07	$1.0 million	$18.8 million

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

Date:	August 7, 2014	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Edward C. Grady
Edward C. Grady
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

		By:	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)