Form 10-Q
period 2014-09-27
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2014-11-03
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2014 was 30,217,403 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2015 FORM 10-Q QUARTERLY REPORT

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets - at September 27, 2014 and March 29, 2014	3
	Condensed Consolidated Statements of Operations - for the fiscal quarter and two fiscal quarters ended September 27, 2014 and September 28, 2013	4
	Condensed Consolidated Statements of Comprehensive Income (Loss)- for the fiscal quarter and two fiscal quarters ended September 27, 2014 and September 28, 2013	4
	Condensed Consolidated Statements of Cash Flows - for the two fiscal quarters ended September 27, 2014 and September 28, 2013	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	23
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	24
Item 2.	Share Repurchase Program
Item 4.	Mine Safety Disclosures	32
Item 6.	Exhibits and Financial Statement Schedules	33
SIGNATURES		34

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Sep 27, 2014	Mar 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,255	$68,461
Short-term investments	18,548	38,444
Trade receivables, net of allowances of $416 and $404	39,390	37,813
Inventories	55,749	58,902
Shipped systems pending acceptance	5,180	2,054
Deferred income taxes, net	145	161
Other current assets	4,019	4,674
Total current assets	202,286	210,509
Non-current assets:
Non-current investments	—	3,985
Property, plant and equipment, net of accumulated depreciation of $99,922 and $98,333	26,867	27,930
Non-current deferred income taxes, net	677	704
Goodwill	7,889	7,889
Acquired intangible assets, net of accumulated amortization of $19,233 and $18,378	5,988	6,845
Other assets	12,309	12,347
Total assets	$256,016	$270,209
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,659	$14,465
Accrued liabilities	21,059	20,524
Deferred income tax liability, net	170	170
Deferred revenue	16,440	10,515
Total current liabilities	50,328	45,674
Non-current liabilities:
Income taxes payable	1,177	1,654
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 30,610 and 30,155 issued and outstanding	183,833	183,193
Retained earnings	20,008	39,336
Accumulated other comprehensive income, other	670	352
Total shareholders’ equity	204,511	222,881
Total liabilities and shareholders’ equity	$256,016	$270,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Net sales	$42,856	$59,647	$77,886	$105,819
Cost of sales	27,075	35,015	48,870	61,801
Gross profit	15,781	24,632	29,016	44,018
Operating expenses:
Selling, service and administration	12,915	14,251	26,015	28,798
Research, development and engineering	8,424	9,719	17,569	18,144
Gain on acquisition of Semiconductor Systems business	—	(35)	—	(499)
Net operating expenses	21,339	23,935	43,584	46,443
Operating (loss) income	(5,558)	697	(14,568)	(2,425)
Non-operating (expense) income:
Other-than-temporary impairment of cost based investments	—	(3,588)	—	(3,588)
Interest and other (expense) income, net	(244)	80	(198)	20
Total non-operating (expense) income, net	(244)	(3,508)	(198)	(3,568)
Loss before income taxes	(5,802)	(2,811)	(14,766)	(5,993)
Provision for (benefit from) income taxes	441	(33)	(272)	68
Net loss	$(6,243)	$(2,778)	$(14,494)	$(6,061)
Net loss per share—basic	$(0.20)	$(0.09)	$(0.48)	$(0.20)
Net loss per share—diluted	$(0.20)	$(0.09)	$(0.48)	$(0.20)
Weighted average number of shares—basic	30,552	29,967	30,452	29,856
Weighted average number of shares—diluted	30,552	29,967	30,452	29,856
Cash dividends paid per outstanding common share	$0.08	$0.08	$0.16	$0.16

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Net loss	$(6,243)	$(2,778)	$(14,494)	$(6,061)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $179, $108, $179 and $108	(216)	291	318	192
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $2, $2, $4 and $3	4	3	7	6
Net unrealized (loss) gain on available-for-sale securities, net of taxes of $(5), $5, $(5) and $5	(6)	27	(7)	8
Comprehensive loss	$(6,461)	$(2,457)	$(14,176)	$(5,855)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two fiscal quarters ended
(In thousands)	Sep 27, 2014	Sep 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,494)	$(6,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,909	3,521
Amortization of acquired intangible assets	857	1,546
Share-based compensation expense	2,363	3,868
(Gain) loss on sale of property and equipment, net	(56)	37
Gain on acquisition of Semiconductor Systems business	—	(499)
Other-than-temporary impairment of cost based investments	—	3,588
Increase in deferred income taxes	(170)	(126)
Changes in operating accounts, net of acquisitions:
(Increase) decrease in trade receivables, net	(2,085)	1,101
Decrease (increase) in inventories	2,851	(170)
(Increase) decrease in shipped systems pending acceptance	(3,126)	458
Decrease (increase) in other current assets	679	(801)
Increase (decrease) in accounts payable and accrued liabilities	245	(7,051)
Increase (decrease) in deferred revenue	5,925	(2,520)
Net cash used in operating activities	(3,102)	(3,109)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(279,918)	(193,421)
Proceeds from sales and maturities of investments	303,793	201,615
Purchase of property, plant and equipment	(2,365)	(2,279)
Proceeds from sale of property, plant and equipment	154	—
Cash paid for business acquisitions	—	(9,731)
Minority equity investment	—	(5,000)
Increase in other assets	(857)	(67)
Net cash provided by (used in) investing activities	20,807	(8,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(4,834)	(4,765)
Stock plan activity, net	(262)	(430)
Share repurchases	(1,456)	—
Net cash used in financing activities	(6,552)	(5,195)
Effect of exchange rate changes on cash	(359)	249
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,794	(16,938)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,461	88,913
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,255	$71,975
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(2)	$—
Cash paid for income taxes	$(489)	$(2,540)
Income tax refunds received	$557	$19
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

3. Share-Based Compensation

The Company recognizes expense related to the fair value of its share-based compensation awards using the Black-Scholes model to estimate the fair value of awards on the date of grant, except for unvested restricted stock unit awards (RSUs) which are valued at the fair value of the Company's stock on the date of award. The Company recognizes compensation expense for all share-based compensation awards on a straight-line basis over the requisite service period of the award.

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
The Company granted a total of 513,700 RSUs and 260,000 SARs during the first two quarters of 2015, but did not grant any stock options. The Company granted 616,000 RSUs and did not grant any SARs or stock options during the first two quarters of 2014.

Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Cost of sales	$151	$189	$320	$374
Selling, service and administration	602	666	1,467	2,760
Research, development and engineering	280	379	576	734
Total share-based compensation expense	$1,033	$1,234	$2,363	$3,868
No share-based compensation costs were capitalized in the first two quarters of 2015. As of September 27, 2014, the Company had $6.9 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.2 years.
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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 27, 2014 and March 29, 2014 was as follows (in thousands):

September 27, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$3,235	$—	$—	$3,235
Commercial paper	—	20,397	—	20,397
Corporate bonds	—	5,164	—	5,164
Municipal bonds	—	3,966	—	3,966
Government agencies	—	2,002	—	2,002

Forward purchase or (sale) contracts:
Japanese Yen	—	113	—	113
New Taiwan Dollar	—	21	—	21
Korean Won	—	(137)	—	(137)
Euro	—	411	—	411
British Pound	—	(90)	—	(90)
Chinese Renminbi	—	(2)	—	(2)
Singapore Dollar	—	(17)	—	(17)

March 29, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$9,456	$—	$—	$9,456
Corporate bonds	—	17,328	—	17,328
Municipal bonds	—	12,725	—	12,725
Government agencies	—	8,037	—	8,037
Commercial paper	—	6,700	—	6,700

Forward purchase or (sale) contracts:
Japanese Yen	—	25	—	25
New Taiwan Dollar	—	(6)	—	(6)
Korean Won	—	(44)	—	(44)
Euro	—	39	—	39
British Pound	—	(19)	—	(19)
Chinese Renminbi	—	(2)	—	(2)
Singapore Dollar	—	1	—	1
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at September 27, 2014 and March 29, 2014 were utilized to calculate fair values.
During the first two quarters of 2015, there were no transfers between Level 1, 2 or 3 assets.

Investments
Certain information regarding the Company’s investments at September 27, 2014 and March 29, 2014 was as follows (in thousands):

		Unrealized
September 27, 2014	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$20,397	$—	$—	$20,397
Corporate Bonds	5,164	—	—	5,164
Municipal Bonds	3,958	8	—	3,966
Government agencies	2,000	2	—	2,002
	$31,519	$10	$—	$31,529
Available-for-sale securities (non-current):
Municipal Bonds	$—	$—	$—	$—
	$—	$—	$—	$—

		Unrealized
March 29, 2014	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Corporate Bonds	$17,321	$7	$—	$17,328
Municipal Bonds	8,737	4	—	8,741
Government agencies	8,035	2	—	8,037
Commercial paper	6,700	—	—	6,700
	$40,793	$13	$—	$40,806
Available-for-sale securities (non-current):
Municipal Bonds	$3,976	$9	$—	$3,985
	$3,976	$9	$—	$3,985
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of September 27, 2014 and March 29, 2014.
At September 27, 2014, $31.5 million in investments had maturities within one year.
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
6. Inventories
Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Sep 27, 2014	Mar 29, 2014
Raw materials and purchased parts	$42,022	$38,747
Work-in-process	10,295	12,914
Finished goods	3,432	7,241
	$55,749	$58,902
7. Other Current Assets
Other current assets consisted of the following:

(In thousands)	Sep 27, 2014	Mar 29, 2014
Prepaid expenses	$2,332	$2,601
Value added tax receivable	860	779
Other	827	1,294
	$4,019	$4,674

8. Other Assets
Other assets consisted of the following:

(In thousands)	Sep 27, 2014	Mar 29, 2014
Consignment and demo equipment, net	$5,713	$5,938
Minority equity investments	4,263	4,263
Other	2,333	2,146
	$12,309	$12,347
Minority equity investments represent the Company's investment in OmniGuide, Inc., which is accounted for as a cost method investment. At the end of each reporting period, the Company determines whether events or circumstances have occurred that are likely to have a significant adverse effect on the fair value of investments. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of investments and the fair value of those investments are not practicable to calculate, the fair value is not calculated.
The total carrying value of the Company's investment in OmniGuide, Inc., was $9.0 million at March 30, 2013 and an additional investment of $5.0 million was made in the second quarter of 2014 for a total investment of $14.0 million life-to-date, or a 15% interest. In the second quarter of 2014, OmniGuide, Inc., engaged in a Series F Preferred Stock round of equity financing priced below previous rounds, which was considered a triggering event and the Company recorded a $3.6 million impairment charge on its Series D and Series E investment at that time. In the fourth quarter of 2014, further triggering events were identified due to poor operating results through the end of the year combined with decreasing cash levels and we performed an updated valuation of our investments at that time and, as a result, recorded an additional $6.1 million impairment charge.
The Company's minority equity investment may be further impaired if OmniGuide, Inc., is unable to raise sufficient funding to continue operations in the near term, if the terms of any such funding are unfavorable to our position, if business results deteriorate, or if the company is sold for an amount that results in proceeds to us less than our carrying value. The total carrying value of $4.3 million at September 27, 2014 and March 29, 2014 is included in Other assets on the Condensed Consolidated Balance Sheets.
9. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Sep 27, 2014	Mar 29, 2014
Payroll liabilities	$8,301	$6,166
Product warranty accrual	3,152	4,215
Purchase order commitments and receipts	2,019	2,569
Professional fees payable	1,663	1,933
Pension benefit liabilities	1,991	1,912
Freight accrual	304	503
Income taxes payable	313	162
Customer deposits	852	375
Value added taxes payable	413	332
Restructuring and cost management amounts payable	442	1,050
Other	1,609	1,307
	$21,059	$20,524
10. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Product warranty accrual, beginning	$3,487	$5,193	$4,215	$5,411
Warranty charges incurred, net	(1,780)	(1,722)	(3,720)	(3,543)
Provision for warranty charges	1,445	2,092	2,657	3,695
Product warranty accrual, ending	$3,152	$5,563	$3,152	$5,563
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

11. Deferred Revenue

Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company's factory and title transfer, which frequently occurs at the time of delivery to a common carrier. Revenue is deferred whenever title transfer is pending and/or acceptance criteria have not yet been fulfilled. Deferred revenue occurrences include sales to Japanese customers, shipments of substantially new products and shipments with custom specifications and acceptance criteria. In sales involving multiple element arrangements, the relative selling price of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Deferred revenue, beginning	$12,268	$10,766	$10,515	$10,196
Revenue deferred	15,141	6,657	26,949	13,598
Revenue recognized	(10,969)	(9,568)	(21,024)	(15,939)
Deferred revenue, ending	$16,440	$7,855	$16,440	$7,855
12. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share data)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Net loss	$(6,243)	$(2,778)	$(14,494)	$(6,061)
Weighted average shares used for basic earnings per share	30,552	29,967	30,452	29,856
Incremental diluted shares	—	—	—	—
Weighted average shares used for diluted earnings per share	30,552	29,967	30,452	29,856
Net loss per share:
Net loss — basic	$(0.20)	$(0.09)	$(0.48)	$(0.20)
Net loss — diluted	$(0.20)	$(0.09)	$(0.48)	$(0.20)
Awards of options, SARs and unvested RSUs representing an additional 2.8 million and 4.1 million shares of stock for the second quarter of 2015 and 2014, respectively, and for the two quarters ended September 27, 2014 and September 28, 2013, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
13. Product and Geographic Information
Net sales by product type were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Interconnect & Microfabrication Group (IMG)	$26,600	$38,301	$47,548	$72,718
Semiconductor Group (SG)	9,767	10,935	20,516	16,548
Components Group (CG)	6,489	10,411	9,822	16,553
	$42,856	$59,647	$77,886	$105,819

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Asia	$34,516	$49,439	$59,234	$88,274
Americas	2,482	7,110	8,656	10,676
Europe	5,858	3,098	9,996	6,869
	$42,856	$59,647	$77,886	$105,819
14. Restructuring and Cost Management Plans
In 2013, the Company initiated a restructuring plan to improve efficiency, transition from memory repair and other legacy products, and focus on laser microfabrication for consumer electronics, emerging technologies related to semiconductor 3D packaging, and proprietary laser technology. The plan is substantially complete, however restructuring and wind-down related activities will continue through 2015. See the Company's Form 10-K for the year ended March 29, 2014 for additional information related to restructuring and cost management plans.
In the first two quarters of 2015, net restructuring costs of $0.6 million were recognized. At September 27, 2014 and March 29, 2014, the amount of unpaid restructuring costs included in accrued liabilities was $0.4 million and $1.1 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of March 29, 2014	$1,050
Employee severance and related benefits:
Cash payments	(608)
Restructuring & cost management amounts payable as of September 27, 2014	$442
15. Shareholders’ Equity
Share Repurchase Program
On December 9, 2011, the Board of Directors authorized a share repurchase program totaling $20 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors.
In the first quarter of 2015 the Company repurchased 207,738 shares for $1.5 million under this authorization at an average price of $7.01 per share, calculated inclusive of commissions and fees. Cash used to settle the repurchase as of September 27, 2014 totaled $1.5 million. The Company did not repurchase any shares during the second quarter of 2015.
In 2014 the Company repurchased 19,832 shares for $0.2 million at an average price of $9.65 per share. The Company has repurchased a total of 227,570 shares life to date under this authorization as a part of its publicly announced plan.
There is no fixed completion date for the repurchase program.
Dividends
In December 2011, the Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by the Company since the second quarter of 2014:

Date Declared	Record Date	Payment Date	Amount per Share
August 21, 2014	September 2, 2014	September 12, 2014	$0.08
May 15, 2014	May 27, 2014	June 10, 2014	$0.08
February 13, 2014	February 27, 2014	March 13, 2014	$0.08
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
August 8, 2013	August 19, 2013	September 3, 2013	$0.08

The Company paid aggregate dividends of $4.8 million for the first two quarters of 2015 and 2014.
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
Overview of Business
Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. Our advanced laser systems enable precise structuring of micron to submicron features in components and devices which are used in a wide variety of end products in the consumer electronics, computer, semiconductor, communications and other markets. These features enable our customers to achieve functionality or improve yield and productivity in their manufacturing processes that can be critical to their profitability. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.
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
Summary of Sequential Quarterly Results
The financial results of the second quarter of 2015 ended September 27, 2014, reflected sequential growth in sales and earnings. Net sales increased to $42.9 million from $35.0 million in the first quarter of 2015 which ended June 28, 2014. However, total order volume for the second quarter of 2015 declined from $47.3 million to $43.0 million, primarily due to lower follow-on demand for advanced microfabrication equipment and seasonally lower orders in flex via drilling.
Total shipments were $47.0 million in the second quarter of 2015 compared to $37.5 million in the first quarter of 2015. By product group, IMG shipments increased by approximately 30% primarily due to the growth in flex via drilling and advanced microfabrication equipment, CG increased by approximately 75% due to the shipments of ceramic capacitor testers, and SG shipments decreased by approximately 4%.
Net sales were $42.9 million in the second quarter of 2015 compared to $35.0 million in the first quarter of 2015. By product group, IMG increased $5.7 million primarily due to an increase in microfabrication equipment and flex via drilling sales, CG increased $3.2 million primarily due to increased system sales for ceramic capacitor testers, and SG revenue decreased by $1.0 million primarily due to decreased service sales.
Gross profit was $15.8 million in the second quarter of 2015 compared to a gross profit of $13.2 million in the first quarter of 2015. This increase was primarily due to increased sales and production volumes. Gross margin was 36.8% on net sales of $42.9 million in the second quarter of 2015 compared to a gross margin of 37.8% on net sales of $35.0 million in the first quarter of 2015. The gross margin decrease was primarily driven by timing and increases in service repair and inventory charges, partially offset by improved absorption of fixed costs resulting from higher production volumes in the second quarter.

Net operating expense of $21.3 million in the second quarter of 2015 decreased $0.9 million from $22.2 million in the first quarter of 2015. Research, development, and engineering (RD&E) decreased $0.7 million primarily due to lower project materials and consulting costs. Selling, service and administration (SS&A) expenses decreased $0.2 million primarily due to lower variable costs and share-based compensation.
Operating loss was $5.6 million in the second quarter of 2015 compared to an operating loss of $9.0 million in the first quarter of 2015, a decrease of $3.4 million. The decrease in operating loss was due to higher sales volumes combined with lower operating expenses.
Non-operating expense was $0.2 million in the second quarter of 2015 compared to income of $0.05 million in the first quarter of 2015. This change was primarily due to an increase in foreign exchange losses and a decrease in unrealized gains on investments.
Provision for income taxes was $0.4 million in the second quarter of 2015 compared to a tax benefit of $0.7 million in the first quarter of 2015. This change was primarily due to a $0.9 million tax benefit recorded in the first quarter of 2015 for release of tax reserve related to the legal settlement with All Ring, and a $0.2 million increase in foreign taxes in the second quarter of 2015.
Net loss was $6.2 million in the second quarter of 2015 compared to a net loss of $8.3 million in the first quarter of 2015.
Quarter Ended September 27, 2014 Compared to Quarter Ended September 28, 2013
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Sep 27, 2014	Sep 28, 2013
Net sales	100.0%	100.0%
Cost of sales	63.2	58.7
Gross profit	36.8	41.3
Selling, service and administration	30.1	23.9
Research, development and engineering	19.7	16.3
Gain on acquisition of Semiconductor Systems business	—	(0.1)
Operating (loss) income	(13.0)	1.2
Other-than-temporary impairment of cost based investments	—	(6.0)
Interest and other (expense) income, net	(0.6)	0.1
Total non-operating (expense) income, net	(0.6)	(5.9)
Loss before income taxes	(13.5)	(4.7)
Provision for (benefit from) income taxes	1.1	—
Net loss	(14.6)%	(4.7)%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$26,600	62.1%	$38,301	64.2%
Components Group (CG)	6,489	15.1	10,411	17.5
Semiconductor Group (SG)	9,767	22.8	10,935	18.3
	$42,856	100.0%	$59,647	100.0%
Net sales for the second quarter of 2015 decreased $16.8 million or 28% from net sales for the second quarter of 2014. Sales in IMG decreased by 31%, while CG and SG decreased by 38% and 11%, respectively.
IMG sales for the second quarter of 2015 decreased $11.7 million compared to the second quarter of 2014. The decrease in IMG sales was primarily driven by strong shipments of advanced microfabrication systems in the second quarter of 2014, and to a lesser extent by excess capacity, particularly in Korea, from our flex customers in the second quarter of 2015 as compared to the second quarter of 2014.
CG sales for the second quarter of 2015 decreased $3.9 million compared to the second quarter of 2014. The decrease was primarily driven by lower MLCC revenues as those customers continued to utilize existing capacity.
SG sales for the second quarter of 2015 decreased $1.2 million compared to the second quarter of 2014. The decrease in SG sales was primarily driven by reduced demand for our circuit trim systems.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$34,516	80.5%	$49,439	82.9%
Americas	2,482	5.8	7,110	11.9
Europe	5,858	13.7	3,098	5.2
	$42,856	100.0%	$59,647	100.0%
Gross Profit

	Fiscal quarter ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$15,781	36.8%	$24,632	41.3%
Gross profit was $15.8 million for the second quarter of 2015, a decrease of $8.9 million compared to the second quarter of 2014. Gross margin was 36.8% and 41.3% for the second quarter of 2015 and 2014, respectively. These decreases were primarily driven by lower sales and production volumes and less favorable absorption of fixed costs, partially offset by favorable changes in mix within IMG and SG systems.
Operating Expenses

	Fiscal quarter ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Expense / (Income)	% of Net Sales	Expense / (Income)	% of Net Sales
Selling, service and administration	$12,915	30.1%	$14,251	23.9%
Research, development and engineering	8,424	19.7	9,719	16.3
Gain on acquisition of Semiconductor Systems business	—	—	(35)	(0.1)
	$21,339	49.8%	$23,935	40.1%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for the second quarter of 2015 decreased $1.3 million compared to the second quarter of 2014. This decrease was primarily attributable to lower variable expenses due to lower business volumes combined with decreases in travel, facilities, consulting and amortization expenses, partially offset by higher audit and legal fees.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the second quarter of 2015 decreased $1.3 million compared to the second quarter of 2014. This decrease was primarily due to lower project materials and consulting charges, and to a lesser degree by lower legal and share-based compensation expense.
Gain on acquisition of Semiconductor Systems Business

Gain on acquisition of Semiconductor Systems business was $0.04 million in the second quarter of 2014. This portion of the overall gain of $0.5 million was a result of the finalization of the net working capital adjustment to the purchase price of the Semiconductor Systems business and the final determination of the fair value of the assets purchased.
Non-operating Income and Expense

	Fiscal quarter ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Interest and Other (Expense) Income, net	% of Net Sales	Interest and Other (Expense) Income, net	% of Net Sales
Other-than-temporary impairment of cost based investments	$—	—%	$(3,588)	(6.0)%
Interest and other (expense) income, net	(244)	(0.6)	80	0.1
Interest and other expense, net	$(244)	(0.6)%	$(3,508)	(5.9)%

Other-than-temporary impairment of cost based investments
Other-than-temporary impairment of cost based investments was $3.6 million in the second quarter of 2014 and related to our minority interest investment in OmniGuide, Inc. During the second quarter of 2014, OmniGuide, Inc. engaged in a Series F Preferred Stock round of equity financing at pricing below previous rounds which was considered a triggering event. As a result of that event we performed a valuation of the investment which resulted in a $3.6 million impairment charge of our Series D and Series E investments in that quarter.
Interest and other (expense) income, net
Interest and other expense, net, consists primarily of net interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges and investment management fees. Net interest and other expense was $0.2 million in second quarter of 2015 compared to income of $0.08 million in second quarter of 2014. This change was primarily due to increases in foreign exchange losses and market losses on assets held in employees' deferred compensation account.
Income Taxes

	Fiscal quarter ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Provision for (benefit from) income taxes	$441	(7.6)%	$(33)	1.2%
The provision for income taxes for the second quarter of 2015 was $0.4 million on the pretax loss of $5.8 million, an effective tax rate of (7.6)% resulting primarily from foreign taxes. For the second quarter of 2014, the benefit from income taxes was $0.03 million on pretax loss of $2.8 million, an effective rate of 1.2%. The change in the effective tax rate was primarily due to a tax benefit recorded in the second quarter of 2014 related to the release of uncertain tax positions.
Net Loss

	Fiscal quarter ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(6,243)	(14.6)%	$(2,778)	(4.7)%
Net loss for the second quarter of 2015 was $6.2 million, or $0.20 per basic and diluted share, compared to net loss of $2.8 million, or $0.09 per basic and diluted share for the second quarter of 2014.

Two Quarters Ended September 27, 2014 Compared to Two Quarters Ended September 28, 2013
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Two fiscal quarters ended
	Sep 27, 2014	Sep 28, 2013
Net sales	100.0%	100.0%
Cost of sales	62.7	58.4
Gross profit	37.3	41.6
Selling, service and administration	33.5	27.3
Research, development and engineering	22.6	17.1
Gain on acquisition of Semiconductor Systems business	—	(0.5)
Operating loss	(18.7)	(2.3)
Other-than-temporary impairment of cost based investments	—	(3.4)
Interest and other expense, net	(0.3)	—
Total non-operating (expense) income, net	(0.3)	(3.4)
Loss before income taxes	(19.0)	(5.7)
Provision for (benefit from) income taxes	(0.4)	—
Net loss	(18.6)%	(5.7)%
Net Sales
The following table presents net sales information by product group:

	Two fiscal quarters ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$47,548	61.1%	$72,718	68.8%
Components Group (CG)	9,822	12.6	16,553	15.6
Semiconductor Group (SG)	20,516	26.3	16,548	15.6
	$77,886	100.0%	$105,819	100.0%
Net sales for the first two quarters of 2015 decreased $27.9 million or 26.4% from net sales for the first two quarters of 2014. Sales in IMG decreased by 34.6%, CG decreased by 40.7% while sales in SG increased by 24.0%.
IMG sales for the first two quarters of 2015 decreased $25.2 million compared to the first two quarters of 2014. The decrease in IMG sales was primarily driven by shipments of advanced microfabrication systems to Korea in 2014 which did not repeat at the same level in 2015.
CG sales for the first two quarters of 2015 decreased $6.7 million compared to the first two quarters of 2014. The decrease was primarily driven by reduced demand for MLCC systems in 2015 due to continued utilization of existing capacity.
SG sales for the first two quarters of 2015 increased $4.0 million compared to the first two quarters of 2014. The increase in SG sales was primarily driven by the sales in the Semiconductor Systems business which was acquired during the first quarter of 2014.

The following table presents net sales information by geographic region:

	Two fiscal quarters ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$59,234	76.1%	$88,274	83.4%
Americas	8,656	11.1	10,676	10.1
Europe	9,996	12.8	6,869	6.5
	$77,886	100.0%	$105,819	100.0%
Gross Profit

	Two fiscal quarters ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$29,016	37.3%	$44,018	41.6%
Gross profit was $29.0 million for the first two quarters of 2015 and decreased $15.0 million compared to the first two quarters of 2014. Gross margin was 37.3% and 41.6% for the first two quarters of 2015 and 2014, respectively. These decreases were primarily driven by lower IMG sales and production volumes and less favorable absorption of fixed costs, partially offset by changes in mix within IMG and SG.
Operating Expenses

	Two fiscal quarters ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$26,015	33.5%	$28,798	27.3%
Research, development and engineering	17,569	22.6	18,144	17.1
Gain on acquisition of Semiconductor Systems business	—	—	(499)	(0.5)
	$43,584	56.0%	$46,443	43.9%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for the first two quarters of 2015 decreased $2.8 million compared to the first two quarters of 2014. This decrease was primarily attributable to lower expenses for variable and share-based compensation, facilities, depreciation and amortization and travel, partially offset by higher audit and legal fees.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first two quarters of 2015 decreased $0.6 million compared to the first two quarters of 2014. This decrease was primarily due to lower variable and share-based compensation expenses, project material costs and travel expenses, partially offset by higher labor costs.
Gain on acquisition of Semiconductor Systems Business
Gain on acquisition of Semiconductor Systems business was $0.5 million in 2014. The purchase resulted in an overall gain as the estimated fair value of the assets purchased was in excess of the total purchase consideration, primarily due to the recognition of certain intangible assets, comprised of developed technology and order backlog.

Non-operating Income and Expense

	Two fiscal quarters ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Interest and Other Expense, net	% of Net Sales	Interest and Other Expense, net	% of Net Sales
Other-than-temporary impairment of cost based investments	$—	—%	$(3,588)	(3.4)%
Interest and other (expense) income, net	$(198)	(0.3)%	$20	—%
Total non-operating (expense) income, net	$(198)	(0.3)%	$(3,568)	(3.4)%
Other-than-temporary impairment of cost based investments
Other-than-temporary impairment of cost based investments was $3.6 million in the second quarter of 2014 and related to our minority interest investment in OmniGuide, Inc. During the second quarter of 2014, OmniGuide, Inc. engaged in a Series F Preferred Stock round of equity financing at pricing below previous rounds which was considered a triggering event. As a result of that event we performed a valuation of the investment which resulted in a $3.6 million impairment charge of our Series D and Series E investments in that quarter.
Interest and other (expense) income, net
Interest and other expense, net, consists primarily of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges and investment management fees. Net interest and other expense was $0.2 million in the first two quarters of 2015 compared to net interest and other income of $0.02 million in the first two quarters of 2014. This change was primarily due to foreign exchange losses.
Income Taxes

	Two fiscal quarters ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for (benefit from) income taxes	$(272)	1.8%	$68	(1.1)%
The income tax benefit for the first two quarters of 2015 was $0.3 million on pretax loss of $14.8 million, an effective tax rate of 1.8%. For the first two quarters of 2014, the income tax provision was $0.1 million on pretax loss of $6.0 million, an effective rate of (1.1)%. The change in the effective tax rate was primarily due to change in the level of loss and the mix of earnings recognized by our foreign jurisdictions.
Net Loss

	Two fiscal quarters ended
	Sep 27, 2014		Sep 28, 2013
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(14,494)	(18.6)%	$(6,061)	(5.7)%
Net loss for the first two quarters of 2015 was $14.5 million, or $0.48 per basic and diluted share, compared to net loss of $6.1 million, or $0.20 per basic and diluted share for the first two quarters of 2014.
Financial Condition and Liquidity
At September 27, 2014, our principal sources of liquidity were cash and cash equivalents of $79.3 million, short-term investments of $18.5 million and accounts receivable of $39.4 million. At September 27, 2014, we had a current ratio of 4.02 and held no long-term debt. Working capital of $152.0 million decreased $12.9 million compared to the March 29, 2014 balance of $164.8 million, substantially impacted by operating losses, the payment of quarterly dividends and share repurchases.
In December 2011, the Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends. The following table summarizes the quarterly dividend declared and paid by us since the second quarter of 2014:

Date Declared	Record Date	Payment Date	Amount per Share
August 21, 2014	September 2, 2014	September 12, 2014	$0.08
May 15, 2014	May 27, 2014	June 10, 2014	$0.08
February 13, 2014	February 27, 2014	March 13, 2014	$0.08
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
August 8, 2013	August 19, 2013	September 3, 2013	$0.08
We paid aggregate dividends of $4.8 million for the first two quarters of 2015 and 2014.
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
Sources and Uses of Cash
Net cash used in operating activities of $3.1 million for the two quarters ended September 27, 2014, was a result of $7.6 million of net loss adjusted for non-cash items, partially offset by a $2.8 million increase to deferred margin and a $1.7 million decrease to working capital.
Net cash provided by investing activities of $20.8 million was primarily the result of $23.9 million net proceeds from sales, maturities and purchases of investments, partially offset by $2.4 million of capital expenditures for purchases of property, plant and equipment (PP&E) and increases in other assets. Accounts payable balance includes $0.3 million for amounts owed on PP&E purchases as of September 27, 2014.
For the first two quarters of 2015, net cash used in financing activities of $6.6 million was primarily due to $4.8 million of cash dividends paid to shareholders and $1.5 million of share repurchase settlements.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Highly Competitive Markets
We face substantial competition from established competitors throughout the world, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Those competitors with greater resources may, in addition to other things, be able to better withstand periodic downturns, compete more effectively on the basis of price and technology, or more quickly develop enhancements to, and new generations of, products that compete with the products we manufacture and market. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in those markets. We have also experienced new entrants to our markets offering aggressive price and payments terms in an attempt to gain market share. Some competitors, particularly in China, also develop low cost competitive products, in some cases employing processes or technology developed by us. We believe that to be competitive we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements. We may not be able to compete successfully in the future and increased competition may result in price reductions, reduced profit margins and loss of market share.
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
Impairment of Intangible Assets

We held a total of $6 million in acquired intangible assets and $8 million in goodwill at September 27, 2014. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.
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
Stock Price Volatility
The market price of our common stock has fluctuated widely. During the second quarter of 2015, our stock price fluctuated between a high of $7.70 per share and a low of $5.98 per share, and subsequent to the end of the fiscal quarter and prior to October 31, 2014 has been as low as $6.13. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

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
We may from time to time also make strategic investments in development stage companies. Investments in development stage companies are subject to a high degree of risk. We could lose all or a portion of our investment in any such company or could be required to recognize an impairment charge with respect to our investment. For example, in 2014 we recognized a $9.7 million impairment with respect to our minority equity investment in OmniGuide, Inc. based upon a reduction in the investment's estimated fair value. The Company's investment may be further impaired if OmniGuide, Inc., is unable to raise sufficient funding to continue operations in the near term, if the terms of any such funding are unfavorable to our position, if business results deteriorate, or if the company is sold for an amount that results in proceeds to us less than our carrying value.

Item 2. Share Repurchase Program
On December 9, 2011, the Board of Directors authorized a share repurchase program totaling $20 million to acquire shares of the Company’s outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors.
In the first quarter of 2015 the Company repurchased 207,738 shares for $1.5 million under this authorization at an average price of $7.01 per share, calculated inclusive of commissions and fees. Cash used to settle the repurchase as of September 27, 2014 totaled $1.5 million. The Company did not repurchase any shares during the second quarter of 2015.
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

10	Form of Performance-Based Restricted Stock Unit Award Agreement (May 2014 grants)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	November 3, 2014	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Edward C. Grady
Edward C. Grady
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

		By:	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)