Form 10-Q
period 2014-12-27
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2015-02-03
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
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
The number of shares outstanding of the Registrant’s Common Stock as of February 2, 2015 was 30,394,188 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2015 FORM 10-Q QUARTERLY REPORT

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets - at December 27, 2014 and March 29, 2014	3
	Condensed Consolidated Statements of Operations - for the fiscal quarter and three fiscal quarters ended December 27, 2014 and December 28, 2013	4
	Condensed Consolidated Statements of Comprehensive Loss - for the fiscal quarter and three fiscal quarters ended December 27, 2014 and December 28, 2013	4
	Condensed Consolidated Statements of Cash Flows - for the three fiscal quarters ended December 27, 2014 and December 28, 2013	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 4.	Mine Safety Disclosures	29
Item 6.	Exhibits and Financial Statement Schedules	30
SIGNATURES		31

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Dec 27, 2014	Mar 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$70,066	$68,461
Short-term investments	9,565	38,444
Trade receivables, net of allowances of $410 and $404	40,503	37,813
Inventories	59,424	58,902
Shipped systems pending acceptance	948	2,054
Deferred income taxes, net	145	161
Other current assets	3,812	4,674
Total current assets	184,463	210,509
Non-current assets:
Non-current investments	—	3,985
Property, plant and equipment, net of accumulated depreciation of $101,347 and $98,333	27,187	27,930
Non-current deferred income taxes, net	628	704
Goodwill	7,889	7,889
Acquired intangible assets, net of accumulated amortization of $19,488 and $18,378	5,733	6,845
Other assets	13,200	12,347
Total assets	$239,100	$270,209
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,175	$14,465
Accrued liabilities	19,429	20,524
Deferred income tax liability, net	170	170
Deferred revenue	7,823	10,515
Total current liabilities	41,597	45,674
Non-current liabilities:
Income taxes payable	1,298	1,654
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 30,606 and 30,155 issued and outstanding	184,696	183,193
Retained earnings	11,200	39,336
Accumulated other comprehensive income, other	309	352
Total shareholders’ equity	196,205	222,881
Total liabilities and shareholders’ equity	$239,100	$270,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Net sales	$43,661	$38,267	$121,547	$144,086
Cost of sales	27,884	21,986	76,754	83,787
Gross profit	15,777	16,281	44,793	60,299
Operating expenses:
Selling, service and administration	13,397	12,408	39,412	41,206
Research, development and engineering	8,383	9,768	25,952	27,912
Gain on sale of property and equipment, net	—	(1,301)	—	(1,301)
Gain on acquisition of Semiconductor Systems business	—	—	—	(499)
Net operating expenses	21,780	20,875	65,364	67,318
Operating loss	(6,003)	(4,594)	(20,571)	(7,019)
Non-operating income (expense):
Other-than-temporary impairment of cost based investments	—	—	—	(3,588)
Interest and other income (expense), net	64	95	(134)	115
Total non-operating income (expense)	64	95	(134)	(3,473)
Loss before income taxes	(5,939)	(4,499)	(20,705)	(10,492)
Provision for income taxes	437	141	165	209
Net loss	$(6,376)	$(4,640)	$(20,870)	$(10,701)
Net loss per share—basic	$(0.21)	$(0.15)	$(0.68)	$(0.36)
Net loss per share—diluted	$(0.21)	$(0.15)	$(0.68)	$(0.36)
Weighted average number of shares—basic	30,617	30,054	30,507	29,922
Weighted average number of shares—diluted	30,617	30,054	30,507	29,922
Cash dividends paid per outstanding common share	$0.08	$0.08	$0.24	$0.24

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Net loss	$(6,376)	$(4,640)	$(20,870)	$(10,701)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $179, $(86), $0 and $22	(359)	(153)	(41)	39
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $(2), $2, $(6) and $5	3	3	10	9
Net unrealized (loss) gain on available-for-sale securities, net of taxes of $0, $(2), $5 and $3	(5)	(3)	(12)	5
Comprehensive loss	$(6,737)	$(4,793)	$(20,913)	$(10,648)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three fiscal quarters ended
(In thousands)	Dec 27, 2014	Dec 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,870)	$(10,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,880	5,636
Amortization of acquired intangible assets	1,112	2,133
Share-based compensation expense	3,402	5,130
Gain on sale of property and equipment, net	(8)	(1,264)
Gain on acquisition of Semiconductor Systems business	—	(499)
Other-than-temporary impairment of cost based investments	—	3,588
Decrease (increase) in deferred income taxes	2	(317)
Changes in operating accounts, net of acquisitions:
(Increase) decrease in trade receivables, net	(3,284)	8,047
Increase in inventories	(2,169)	(1,389)
Decrease (increase) in shipped systems pending acceptance	1,106	(172)
Decrease (increase) in other current assets	783	(924)
Increase (decrease) in accounts payable and accrued liabilities	217	(9,460)
Decrease in deferred revenue	(2,692)	(3,681)
Net cash used in operating activities	(16,521)	(3,873)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(357,046)	(237,113)
Proceeds from sales and maturities of investments	389,900	253,265
Purchase of property, plant and equipment	(3,608)	(5,344)
Proceeds from sale of property, plant and equipment	154	3,617
Cash paid for business acquisitions	—	(9,731)
Minority equity investment	—	(5,000)
Increase in other assets	(980)	(408)
Net cash provided by (used in) investing activities	28,420	(714)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(7,266)	(7,158)
Payment of withholding taxes on stock-based compensation	(1,850)	(1,587)
Proceeds from issuance of common stock	1,407	1,670
Share repurchases	(1,456)	—
Net cash used in financing activities	(9,165)	(7,075)
Effect of exchange rate changes on cash	(1,129)	(77)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,605	(11,739)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,461	88,913
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,066	$77,174
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(2)	$—
Cash paid for income taxes	$(863)	$(3,072)
Income tax refunds received	$564	$65
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
The Company granted a total of 827,700 RSUs and 634,523 SARs during the first three quarters of 2015, but did not grant any stock options. The Company granted 621,000 RSUs and did not grant any SARs or stock options during the first three quarters of 2014.
Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Cost of sales	$154	$184	$474	$558
Selling, service and administration	629	728	2,096	3,488
Research, development and engineering	256	350	832	1,084
Total share-based compensation expense	$1,039	$1,262	$3,402	$5,130
No share-based compensation costs were capitalized in the first three quarters of 2015. As of December 27, 2014, the Company had $6.8 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.1 years.
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

•	Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 27, 2014 and March 29, 2014 was as follows (in thousands):

December 27, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$1,215	$—	$—	$1,215
Municipal bonds	—	3,871	—	3,871
Commercial paper	—	3,400	—	3,400
Government agencies	—	3,001	—	3,001
Corporate Bonds	—	852	—	852
Forward purchase or (sale) contracts:
Japanese Yen	—	149	—	149
New Taiwan Dollar	—	24	—	24
Korean Won	—	(9)	—	(9)
Euro	—	287	—	287
British Pound	—	(19)	—	(19)
Chinese Renminbi	—	3	—	3
Singapore Dollar	—	(19)	—	(19)

March 29, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$9,456	$—	$—	$9,456
Commercial paper	—	6,700	—	6,700
Government agencies	—	8,037	—	8,037
Corporate bonds	—	17,328	—	17,328
Municipal bonds	—	12,725	—	12,725
Forward purchase or (sale) contracts:
Japanese Yen	—	25	—	25
New Taiwan Dollar	—	(6)	—	(6)
Korean Won	—	(44)	—	(44)
Euro	—	39	—	39
British Pound	—	(19)	—	(19)
Chinese Renminbi	—	(2)	—	(2)
Singapore Dollar	—	1	—	1
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at December 27, 2014 and March 29, 2014 were utilized to calculate fair values.
During the first three quarters of 2015, there were no transfers between Level 1, 2 or 3 assets.

Investments
Certain information regarding the Company’s investments at December 27, 2014 and March 29, 2014 was as follows (in thousands):

		Unrealized
December 27, 2014	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Municipal Bonds	$3,865	$6	$—	$3,871
Commercial paper	3,400	—	—	3,400
Government agencies	3,001	—	—	3,001
Corporate Bonds	852	—	—	852
	$11,118	$6	$—	$11,124
Available-for-sale securities (non-current):
	$—	$—	$—	$—

		Unrealized
March 29, 2014	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$6,700	$—	$—	$6,700
Government agencies	8,035	2	—	8,037
Corporate Bonds	17,321	7	—	17,328
Municipal Bonds	8,737	4	—	8,741
	$40,793	$13	$—	$40,806
Available-for-sale securities (non-current):
Municipal Bonds	3,976	9	—	3,985
	$3,976	$9	$—	$3,985
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of December 27, 2014 and March 29, 2014.
At December 27, 2014, $11.1 million in investments had maturities within one year.
5. Business Acquisitions
Fiscal 2014
On May 3, 2013, the Company purchased the assets related to the Semiconductor Systems business of GSI Group Inc. for a total purchase price of $9.7 million. The acquisition provided the Company with direct access to industry-leading wafer marking, wafer trimming and circuit trimming laser systems. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values and resulted in a net gain on bargain purchase of $0.5 million. The fair value of the acquired net assets of $10.5 million was in excess of the total purchase consideration of $9.7 million, primarily due to the recognition of certain intangible assets. The resulting gain of $0.8 million was partially offset by $0.3 million of deferred tax liabilities. Analysis supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The acquisition was an asset purchase for tax purposes.
As a result of the acquisition, the Company recorded approximately $8.2 million of inventory, $3.9 million of accounts receivable and other current assets, $0.7 million of identifiable intangible assets, $2.3 million of current liabilities, and a gain on bargain purchase of $0.8 million. The $0.7 million of identifiable intangible assets includes approximately $0.5 million of backlog and $0.2 million of developed technology. The acquired intangibles are amortized over their estimated useful lives, which ranged from one to three years.
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
6. Inventories
Inventories are principally valued at standard cost, which approximates the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Dec 27, 2014	Mar 29, 2014
Raw materials and purchased parts	$44,759	$38,747
Work-in-process	10,716	12,914
Finished goods	3,949	7,241
	$59,424	$58,902
7. Other Current Assets
Other current assets consisted of the following:

(In thousands)	Dec 27, 2014	Mar 29, 2014
Prepaid expenses	$2,086	$2,601
Value added tax receivable	880	779
Other	846	1,294
	$3,812	$4,674
8. Other Assets
Other assets consisted of the following:

(In thousands)	Dec 27, 2014	Mar 29, 2014
Consignment and demo equipment, net	$6,572	$5,938
Minority equity investments	4,263	4,263
Other	2,365	2,146
	$13,200	$12,347
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
The Company's minority equity investment may be further impaired if OmniGuide, Inc. is unable to raise sufficient funding to continue operations in the near term, if the terms of any such funding are unfavorable to our position, if business results deteriorate, or if the company is sold for an amount that results in proceeds to us less than our carrying value. The total carrying value of $4.3 million at December 27, 2014 and March 29, 2014 is included in Other assets on the Condensed Consolidated Balance Sheets.

9. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Dec 27, 2014	Mar 29, 2014
Payroll-related liabilities	$7,023	$6,166
Product warranty accrual	3,493	4,215
Pension benefit liabilities	1,881	1,912
Purchase order commitments and receipts	1,809	2,569
Professional fees payable	1,454	1,933
Customer deposits	1,454	375
Freight accrual	170	503
Income taxes payable	106	162
Restructuring & cost management amounts payable	264	1,050
Value added taxes payable	427	332
Other	1,348	1,307
	$19,429	$20,524
10. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Product warranty accrual, beginning	$3,152	$5,563	$4,215	$5,411
Warranty charges incurred, net	(1,240)	(1,755)	(4,960)	(5,298)
Provision for warranty charges	1,581	815	4,238	4,510
Product warranty accrual, ending	$3,493	$4,623	$3,493	$4,623
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
11. Deferred Revenue

Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company's factory and title transfer which frequently occurs at the time of delivery to a common carrier. Revenue is deferred whenever title transfer is pending and/or acceptance criteria have not yet been fulfilled. Deferred revenue includes sales to Japanese customers, shipments of substantially new products and shipments with custom specifications or acceptance criteria. In sales involving multiple elements, the relative selling price of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and generally recognized ratably over the duration of the contracts.
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Deferred revenue, beginning	$16,440	$7,855	$10,515	$10,196
Revenue deferred	6,509	5,294	33,458	18,892
Revenue recognized	(15,126)	(6,455)	(36,150)	(22,394)
Deferred revenue, ending	$7,823	$6,694	$7,823	$6,694

12. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share data)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Net loss	$(6,376)	$(4,640)	$(20,870)	$(10,701)
Weighted average shares used for basic earnings per share	30,617	30,054	30,507	29,922
Incremental diluted shares	—	—	—	—
Weighted average shares used for diluted earnings per share	30,617	30,054	30,507	29,922
Net loss per share:
Basic	$(0.21)	$(0.15)	$(0.68)	$(0.36)
Diluted	$(0.21)	$(0.15)	$(0.68)	$(0.36)
Awards of options, SARs and RSUs representing an additional 2.8 million and 3.8 million shares of stock for the third quarter of 2015 and 2014, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
For the three quarters ended December 27, 2014 and December 28, 2013, awards of options, SARs, and unvested RSUs representing an additional 2.8 million and 4.0 million shares, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
13. Product and Geographic Information
Net sales by product type were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Interconnect & Microfabrication Group (IMG)	$28,043	$25,378	$75,591	$98,096
Semiconductor Group (SG)	11,453	8,535	31,969	25,083
Components Group (CG)	4,165	4,354	13,987	20,907
	$43,661	$38,267	$121,547	$144,086
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Asia	$33,604	$29,087	$92,838	$117,361
Americas	5,602	4,761	14,258	15,470
Europe	4,455	4,419	14,451	11,255
	$43,661	$38,267	$121,547	$144,086
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
In the first three quarters of 2015, net restructuring costs of $37 thousand were recognized. At December 27, 2014 and March 29, 2014, the amount of unpaid restructuring costs included in accrued liabilities was $0.3 million and $1.1 million, respectively.

The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring costs payable balance as of March 29, 2014	$1,050
Employee severance and related benefits:
Cash payments	(823)
Other adjustments	37
Restructuring costs payable balance as of December 27, 2014	$264
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
In the first quarter of 2015 the Company repurchased 207,738 shares for $1.5 million under this authorization at an average price of $7.01 per share, calculated inclusive of commissions and fees. Cash used to settle the repurchase as of December 27, 2014 totaled $1.5 million. The Company did not repurchase any shares during the second and third quarters of 2015.
In 2014 the Company repurchased 19,832 shares for $0.2 million at an average price of $9.65 per share. The Company has repurchased a total of 227,570 shares life to date under this authorization as a part of its publicly announced plan.
There is no fixed completion date for the repurchase program.
Dividends
In December 2011, the Board of Directors adopted a dividend program. The following table summarizes the quarterly dividend declared and paid by the Company since the third quarter of 2014:

Date Declared	Record Date	Payable Date	Amount per Share
November 18, 2014	December 1, 2014	December 15, 2014	$0.08
August 21, 2014	September 2, 2014	September 12, 2014	$0.08
May 15, 2014	May 27, 2014	June 10, 2014	$0.08
February 13, 2014	February 27, 2014	March 13, 2014	$0.08
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
A special dividend of $2.00 per share was declared by the Board of Directors on December 3, 2012 after the successful settlement of a patent dispute. The special dividend should not be considered a recurring event.
The Company paid aggregate dividends of $7.3 million and $7.2 million in the first three quarters of 2015 and 2014, respectively.
The declaration, timing and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements and growth investment objectives, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the shareholders.
16. Subsequent Events

On January 15, 2015, the Company completed the acquisition of Topwin Optoelectronics Technology Co., Ltd. ("Topwin") for $9.0 million in cash, subject to certain closing working capital adjustments, plus $4.5 million in stock to be paid out over the next three years. Upon achieving certain financial targets, up to an additional $4.5 million in stock will be issued, for total potential consideration of $18.0 million. The Company will record the fair value of the assets acquired and liabilities assumed on January 15, 2015, the date the Company obtained control of the operations, and include the results of their operations and cash flows in the Company's consolidated financial statements from that date forward.

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
Summary of Sequential Quarterly Results
The financial results of the third quarter of 2015 ended December 27, 2014, reflected a slight increase in sales to $43.7 million compared to $42.9 million in the second quarter of 2015. By product group, IMG increased $1.4 million primarily due to an increase in microfabrication equipment sales due to customer acceptance of new products, SG increased $1.7 million primarily due to increase in wafer mark and scribing system sales and CG revenues decreased $2.3 million primarily due to cyclically reduced demand for MLCC systems.
Total order volume for the third quarter of 2015 declined from $43.0 million to $40.6 million, primarily driven by timing of service contract bookings, partially offset by increased orders for flex via drilling and semiconductor wafer-scribing systems.
Gross profit was $15.8 million in both the third and second quarters of 2015. Gross margin was 36.1% on net sales of $43.7 million in the third quarter of 2015 compared to a gross margin of 36.8% on net sales of $42.9 million in the second quarter of 2015. The gross margin change was primarily driven by higher warranty costs in the IMG products, partially offset by improvements in product mix.
Net operating expenses of $21.8 million in the third quarter of 2015 increased $0.5 million from $21.3 million in the second quarter of 2015. Selling, service and administration (SS&A) increased $0.5 million primarily due to costs related to the Topwin acquisition and higher commissions. Research, development and engineering (RD&E) expenses were fairly consistent with the previous quarter.
Operating loss was $6.0 million in the third quarter of 2015 compared to $5.6 million in the second quarter of 2015, a change of $0.4 million.
Non-operating income was $0.1 million in the third quarter of 2015 compared to expense of $0.2 million in the second quarter of 2015. The change was primarily due to market gains and interest income in our non-qualified deferred compensation plan, combined with decreases in foreign exchange losses.

Provision for income taxes was $437 thousand in the third quarter of 2015 compared to $441 thousand in the second quarter of 2015.
Net loss was $6.4 million in the third quarter of 2015 compared to a net loss of $6.2 million in the second quarter of 2015.
Quarter Ended December 27, 2014 Compared to Quarter Ended December 28, 2013
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Dec 27, 2014	Dec 28, 2013
Net sales	100.0%	100.0%
Cost of sales	63.9	57.5
Gross profit	36.1	42.5
Selling, service and administration	30.6	32.4
Research, development and engineering	19.2	25.5
Gain on sale of property and equipment, net	—	(3.4)
Operating loss	(13.7)	(12.0)
Interest and other income, net	0.1	0.2
Loss before income taxes	(13.6)	(11.8)
Provision for income taxes	1.0	0.3
Net loss	(14.6)%	(12.1)%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$28,043	64.2%	$25,378	66.3%
Semiconductor Group (SG)	11,453	26.2	8,535	22.3
Components Group (CG)	4,165	9.5	4,354	11.4
	$43,661	100.0%	$38,267	100.0%
Net sales for the third quarter of 2015 increased $5.4 million or 14% from net sales for the third quarter of 2014. Sales in IMG and SG increased by 11% and 34%, respectively, while CG decreased by 4%.
IMG sales for the third quarter of 2015 increased $2.7 million compared to the third quarter of 2014. The increase in IMG sales was primarily driven by increase in microfabrication, flex via drilling and service sales.
SG sales for the third quarter of 2015 increased $2.9 million compared to the third quarter of 2014. The increase was primarily driven by increase in service, wafer mark, scribing and circuit trim systems sales.
CG sales for the third quarter of 2015 decreased $0.2 million compared to the third quarter of 2014, fairly consistent with the seasonally lower levels of the previous year.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$33,604	77.0%	$29,087	76.0%
Americas	5,602	12.8	4,761	12.4
Europe	4,455	10.2	4,419	11.6
	$43,661	100.0%	$38,267	100.0%
Gross Profit

	Fiscal quarter ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$15,777	36.1%	$16,281	42.5%
Gross profit was $15.8 million for the third quarter of 2015, a decrease of $0.5 million compared to the third quarter of 2014. Gross margin was 36.1% and 42.5% for the third quarters of 2015 and 2014, respectively. These decreases were primarily driven by higher warranty and net laser repair costs, less favorable product mix in the SG group and less favorable absorption of fixed costs on lower systems production.
Operating Expenses

	Fiscal quarter ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$13,397	30.6%	$12,408	32.4%
Research, development and engineering	8,383	19.2	9,768	25.5
Gain on sale of property and equipment, net	—	—	(1,301)	(3.4)
	$21,780	49.8%	$20,875	54.5%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for the third quarter of 2015 increased $1.0 million compared to the third quarter of 2014. This increase was primarily attributable to higher variable expenses due to business volumes combined with increases in legal, audit and depreciation expenses, partially offset by decreases in travel, facilities and share-based compensation expenses.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs.
RD&E expenses for the third quarter of 2015 decreased $1.4 million compared to the third quarter of 2014. This decrease was primarily due to lower project materials and patent legal charges, and to a lesser degree by lower travel and share-based compensation expenses.
Gain on Sale of Property and Equipment, net
During the third quarter of 2014, we sold a facility in Portland, Oregon for $3.6 million, resulting in a pre-tax gain of $1.3 million.
Non-operating Income and Expense
Non-operating income and expense consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net non-operating income was $0.1 million in both of the third quarters of 2015 and 2014.

Income Taxes

	Fiscal quarter ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$437	(7.4)%	$141	(3.1)%
The income tax provision for the third quarter of 2015 was $437 thousand on pretax loss of $5.9 million, an effective tax rate of (7.4)%. For the third quarter of 2014, the income tax provision was $141 thousand on pretax loss of $4.5 million, an effective rate of (3.1)%. The change in the effective tax rate was primarily due to the relative quarterly income or loss level, the mix of income between foreign and domestic jurisdictions and their relative tax rates.
Net Loss

	Fiscal quarter ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(6,376)	(14.6)%	$(4,640)	(12.1)%
Net loss for the third quarter of 2015 was $6.4 million, or $0.21 per basic and diluted share, compared to net loss of $4.6 million, or $0.15 per basic and diluted share, for the third quarter of 2014.
Three Quarters Ended December 27, 2014 Compared to Three Quarters Ended December 28, 2013
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Three fiscal quarters ended
	Dec 27, 2014	Dec 28, 2013
Net sales	100.0%	100.0%
Cost of sales	63.1	58.2
Gross profit	36.9	41.8
Selling, service and administration	32.4	28.6
Research, development and engineering	21.4	19.4
Gain on sale of property and equipment, net	—	(0.9)
Gain on acquisition of Semiconductor Systems business	—	(0.4)
Operating loss	(16.9)	(4.9)
Other-than-temporary impairment of cost based investments	—	(2.5)
Interest and other (expense) income, net	(0.1)	0.1
Total non-operating expense	(0.1)	(2.4)
Loss before income taxes	(17.0)	(7.3)
Provision for income taxes	0.1	0.1
Net loss	(17.2)%	(7.4)%
Net Sales
The following table presents net sales information by product group:

	Three fiscal quarters ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$75,591	62.2%	$98,096	68.1%
Semiconductor Group (SG)	31,969	26.3	25,083	17.4
Components Group (CG)	13,987	11.5	20,907	14.5
	$121,547	100.0%	$144,086	100.0%

Net sales for the first three quarters of 2015 decreased $22.5 million or 15.6% from net sales for the first three quarters of 2014. Sales in IMG and CG decreased by 22.9% and 33.1%, respectively, while sales in SG increased by 27.5%.
IMG sales for the first three quarters of 2015 decreased $22.5 million compared to the first three quarters of 2014. The decrease in IMG sales was primarily driven by the shipment of advanced microfabrication systems to Korea in 2014 which did not repeat at the same level in 2015.
SG sales for the first three quarters of 2015 increased $6.9 million compared to the first three quarters of 2014. The increase in SG sales was primarily driven by increased sales of circuit trim, wafer trim and service from the Semiconductor Systems business which was acquired during the first quarter of 2014, and initial sales of scribing systems.
CG sales for the first three quarters of 2015 decreased $6.9 million compared to the first three quarters of 2014. The decrease was primarily driven by reduced demand for MLCC systems in 2015 due to continued utilization of existing capacity, partially offset by increased tooling sales.
The following table presents net sales information by geographic region:

	Three fiscal quarters ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$92,838	76.4%	$117,361	81.5%
Americas	14,258	11.7	15,470	10.7
Europe	14,451	11.9	11,255	7.8
	$121,547	100.0%	$144,086	100.0%
Gross Profit

	Three fiscal quarters ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$44,793	36.9%	$60,299	41.8%
Gross profit was $44.8 million for the first three quarters of 2015, a decrease of $15.5 million compared to the first three quarters of 2014. Gross margin was 36.9% and 41.8% for the first three quarters of 2015 and 2014, respectively. These decreases were primarily due to lower IMG sales and production volumes, with less favorable absorption of fixed costs, along with higher warranty costs, continued pricing pressure and less favorable mix, partially offset by reductions in intangible asset amortization.
Operating Expenses

	Three fiscal quarters ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$39,412	32.4%	$41,206	28.6%
Research, development and engineering	25,952	21.4	27,912	19.4
Gain on sale of property and equipment, net	—	—	(1,301)	(0.9)
Gain on acquisition of Semiconductor Systems business	—	—	(499)	(0.4)
	$65,364	53.8%	$67,318	46.7%
Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SS&A expenses for the first three quarters of 2015 decreased $1.8 million compared to the first three quarters of 2014. This decrease was primarily due to lower expenses for share-based compensation, travel, facilities and consulting, partially offset by higher audit and legal fees. Share-based compensation expenses were lower primarily due to lower attainment on performance based restricted stock awards and lower number of overall grants, combined with lower fair value for new awards granted in 2015.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs.
RD&E expenses for the first three quarters of 2015 decreased $2.0 million compared to the first three quarters of 2014. This decrease was primarily due to lower expenses for project materials, travel, patent legal fees and share-based compensation, partially offset by higher labor and consulting costs.
Gain on Sale of Property and Equipment, net
During the third quarter of 2014, we sold a facility in Portland, Oregon for $3.6 million, resulting in a pre-tax gain of $1.3 million.
Gain on acquisition of Semiconductor Systems Business
Gain on acquisition of Semiconductor Systems business was 0.5 million in 2014. This purchase resulted in an overall gain as the estimated fair value of the assets purchased was in excess of the total purchase consideration, primarily due to the recognition of certain intangible assets, comprised of developed technology and order backlog.
Non-operating Income and Expense
Non-operating income and expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment.
Non-operating income and expense were as follows:

	Three fiscal quarters ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Non-Operating Income (Expense)	% of Net Sales	Non-Operating Income (Expense)	% of Net Sales
Other-than-temporary impairment of cost based investments	$—	—%	$(3,588)	(2.5)%
Interest and other (expense) income, net	$(134)	(0.1)%	$115	0.1%
Total non-operating expense	$(134)	(0.1)%	$(3,473)	(2.4)%
Other-than-temporary impairment of cost based investments
Other-than-temporary impairment of cost based investments was 3.6 million in first three quarters of 2014 and relates to our minority interest investment in OmniGuide, Inc. During the second quarter of 2014, OmniGuide, Inc. engaged in a Series F Preferred Stock round of equity financing at pricing below previous rounds which was considered a triggering event. As a result of that event we performed a valuation of the investment which resulted in a $3.6 million impairment charge of our Series D and Series E investments in that quarter.
Interest and other (expense) income, net
Net interest and other expense was $134 thousand in the first three quarters of 2015 compared to net interest and other income of $115 thousand in the first three quarters of 2014. The decrease in income was primarily attributable to lower market gains on assets held in deferred compensation accounts and higher foreign exchange losses, and to a lesser extent, lower interest income.
Income Taxes

	Three fiscal quarters ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$165	(0.8)%	$209	(2.0)%

The income tax provision for the first three quarters of 2015 was $0.2 million on pretax loss of $20.7 million, an effective tax rate of (0.8)%. For the first three quarters of 2014, the income tax provision was $0.2 million on pretax income of $10.5 million, an effective rate of (2.0)%. The change in the effective tax rate was primarily due to the relative income level, the mix of income between foreign and domestic jurisdictions and their relative tax rates, and a discrete benefit resulting from filing of the Company's tax returns.
Net Loss

	Three fiscal quarters ended
	Dec 27, 2014		Dec 28, 2013
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(20,870)	(17.2)%	$(10,701)	(7.4)%
Net loss for the first three quarters of 2015 was $20.9 million, or $0.68 per basic and diluted share, compared to net loss of $10.7 million, or $0.36 per basic and diluted share for the first three quarters of 2014.
Financial Condition and Liquidity
At December 27, 2014, our principal sources of liquidity were cash and cash equivalents of $70.1 million, short-term investments of $9.6 million and accounts receivable of $40.5 million. At December 27, 2014, we had a current ratio of 4.43 and held no long-term debt. Working capital of $142.9 million decreased $22.0 million compared to the March 29, 2014 balance of $164.8 million. Cash and cash equivalents were substantially impacted by operating losses, net working capital changes, the payment of quarterly dividends and share repurchases. Cash outflows also included payments totaling $2.7 million relating to an executive termination and distribution of his deferred compensation account.
In December 2011, the Board of Directors adopted a dividend program. The following table summarizes the quarterly dividend declared and paid by us since the third quarter of 2014:

Date Declared	Record Date	Payable Date	Amount per Share
November 18, 2014	December 1, 2014	December 15, 2014	$0.08
August 21, 2014	September 2, 2014	September 12, 2014	$0.08
May 15, 2014	May 27, 2014	June 10, 2014	$0.08
February 13, 2014	February 27, 2014	March 13, 2014	$0.08
November 7, 2013	November 19, 2013	December 4, 2013	$0.08
We paid aggregate dividends of $7.3 million and $7.2 million for the first third quarters of 2015 and 2014, respectively.
The declaration, timing and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements and growth investment objectives, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our shareholders.
Sources and Uses of Cash
Net cash used in operating activities of $16.5 million for the three quarters ended Dec 27, 2014, was due to $10.5 million of net loss adjusted for non-cash items and $6.0 million of cash outflows due to changes in working capital.
For the three quarters ended December 27, 2014, net cash provided by investing activities of $28.4 million was the result of $32.9 million net proceeds from sales, maturities and purchases of investments, partially offset by $3.6 million of capital expenditures for purchases of property, plant and equipment (PP&E) and $1.0 million of expenditure for other assets. Accounts payable includes $0.9 million for amounts owed on PP&E purchases as of December 27, 2014.
For the three quarters ended December 27, 2014, net cash used in financing activities of $9.2 million primarily resulted from $7.3 million of cash dividends paid to shareholders and $1.5 million of share repurchase settlements.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor, and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant volatility in investment cycles in the market for microelectronics, and semiconductors used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. For example, starting in the second half of fiscal 2012, we experienced the negative impact of an uncertain economic environment, slower market growth and overcapacity in several of our markets, which resulted in overall lower order and revenue levels. As a result of these circumstances, our total order volume declined in 2013 compared to 2012 and continued to decline in 2014 and 2015. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and United States economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, and consumer electronics industries.
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
Risks Related to Our Organization
Operating a Global Business
International shipments accounted for 83% of net sales in 2014, with 76% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including a manufacturing facility in Singapore, research, development and pre-production facilities in Canada, France and China, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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
Implementation and Modification of Globalization Strategy
We are continuing to implement and expand our globalization strategy in which we are moving certain operational resources and capabilities to different countries in Asia to be closer to many of our significant customers to reduce costs and to develop low cost follow-on solutions to our products. We believe this strategy will enhance customer relationships, improve our responsiveness, reduce our manufacturing costs for certain products and allow us to compete with low cost competitors who develop systems employing processes developed by us. We opened a manufacturing facility in Singapore in the fourth quarter of 2010, which manufactures certain IMG, SG, CG and laser ablation products and is now our primary system manufacturing facility. In January 2015 we acquired a Chinese laser systems manufacturer, Topwin Optoelectronics Technology to gain entry into the low cost Chinese laser systems market.

Our globalization strategy is subject to a variety of complexities and risks, many of which may divert a substantial amount of management’s time. These risks include:

•	challenges in designing facilities that can be scaled for future expansion, replicating current processes and bringing new facilities up to full operation;

•	unpredictable costs, redundancy costs and cost overruns for developing facilities and acquiring equipment;

•	building local management teams, technical personnel and other staff for functions that we have not previously conducted outside of the United States;

•	technical obstacles such as poor production or process yield and loss of quality control during the ramp of a new facility;

•	re-qualifications and other procedures that may be required by our customers;

•	our ability to bring up local suppliers to meet our quality and cycle-time needs;

•	our ability to reduce costs in the United States as we add costs elsewhere;

•	challenges resulting from implementing a sales representative model in certain regions rather than our historical direct sales model;

•	rapidly changing business conditions that may require plans to be changed or abandoned before they are fully implemented; and

•	challenges posed by distance and by differences in language and culture.
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
Acquisitions and Divestitures
We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our 2013 acquisition of Eolite Systems, our 2014 acquisition of the Semiconductor Systems business from GSI Group, Inc. and our January 2015 acquisition of Wuhan Topwin Optoelectronics Technology. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•	difficulties and increased costs in connection with integration of personnel, culture, operations, technologies and products of the acquired businesses;

•	language and cultural differences in the case of international acquisitions;

•	implementation of our enterprise resource planning (ERP) system into the acquired company’s operations;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of the acquired company;

•	lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	difficulties establishing satisfactory internal controls at the acquired company;

•	risks and uncertainties relating to the performance of the combined company following the transaction; and

•	acquiring unanticipated liabilities for which we will not be indemnified.
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
Impairment of Intangible Assets
We held a total of $5.7 million in acquired intangible assets and $7.9 million in goodwill at December 27, 2014. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.
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
Stock Price Volatility

The market price of our common stock has fluctuated widely. During the third quarter of 2015, our stock price fluctuated between a high of $7.92 per share and a low of $6.03 per share, and subsequent to the end of the fiscal quarter and prior to January 31, 2015 has been a low of $6.27. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the consumer electronics, semiconductor and other industries into which we sell products;

•	general economic conditions;

•	political changes, hostilities or natural disasters;

•	low trading volume of our common stock;

•	change in our dividend program;

•	the number of analysts covering our common stock; and

•	the number of firms making a market in our common stock.
In addition, the stock market has experienced significant price and volume fluctuations in recent years. These fluctuations have particularly affected the market prices of the securities of high-technology companies like ours. These market fluctuations could adversely affect the market price of our common stock.
Reduction or Cessation of Dividends
Our Board of Directors first declared a quarterly dividend in December 2011. The declaration, timing and amount of any future cash dividends are subject to capital availability and regular determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends. Future dividends may be affected by, among other factors: our views on overall levels of current or projected profitability; potential future capital requirements for investments in acquisitions; working capital requirements; funding of research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. Further, the special dividend declared by the Board of Directors in December 2012 should not be considered a recurring event. A reduction or cessation in our dividend payments could have a negative effect on our stock price.
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

10.1	Form of Change in Control Agreement between the Company and Edward Grady
10.2	Form of Stock Settled Stock Appreciation Rights Agreement between the Company and Edward Grady (November 18, 2014 awards)
10.3	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and Edward Grady (November 18, 2014)
10.4	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and executives other than Edward Grady (November 18, 2014)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	February 3, 2015	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Edward C. Grady
Edward C. Grady
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

		By:	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)