Form 10-K
period 2015-03-28
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2015-06-29
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2015
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price $6.86 as reported by the NASDAQ Stock Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 27, 2014) was $184,853,200.
The number of shares outstanding of the Registrant’s Common Stock as of June 22, 2015 was 30,757,322 shares.
Documents Incorporated by Reference
The Registrant has incorporated into Part III of this Form 10-K, by reference, portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2015 FORM 10-K ANNUAL REPORT

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
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2015 reporting period consisted of a 52-week period ending on March 28, 2015, our fiscal 2014 consisted of a 52-week period ending on March 29, 2014 and our fiscal 2013 reporting period consisted of a 52-week period ending on March 30, 2013. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
Business Overview
Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. ESI's integrated solutions allow industrial designers and process engineers to control the power of laser light to transform materials in ways that differentiate their consumer electronics, wearable devices, semiconductor circuits and high-precision components for market advantage. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Europe and North America.
Laser microfabrication is comprised of a set of precise micron-level processes, including drilling, scribing, dicing, singulation, cutting, ablating, trimming, and precision marking on multiple types of materials. These processes require application-specific laser systems that are able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems are utilized in the production of consumer electronics, flexible and rigid printed circuit boards, semiconductor devices, advanced semiconductor packaging, electronic sensors, touch-panel glass, flat panel liquid crystal displays (LCDs) and other high value components and devices to enable functionality, increase performance and improve production yields.
Additionally, we produce high-capacity test and inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical and physical tolerances required to perform properly.
Industry Overview
The microelectronics, printed circuit board (PCB) and semiconductor industries continue to be driven by demand for advanced features and improved functionality in increasingly smaller and smarter consumer devices. The technologies for consumer electronic devices such as smart phones, tablets, personal computers, mobile computing devices, video game systems and high-definition televisions have developed rapidly as increasingly affordable products have been introduced that offer more functionality in smaller packages. In addition, semiconductor and other advanced technologies are being used in a broadening set of markets and applications, including automotive, aerospace, medical, security and general lighting.
These dynamics in turn are driving the need for faster, smaller, more complex, less expensive and higher-quality electronic devices and components. To achieve these improvements, component and other device manufacturers are increasing the circuit and feature densities in these devices and investing in new technologies.
For example, smaller and lighter semiconductor devices are driving the need to shrink the physical dimensions of the semiconductor packaging and the high density interconnect (HDI) circuit board on which they are mounted. In addition, integrated circuit (IC) designers are moving high level interconnect from silicon to the package (ICP) to reduce overall cost in consumer devices. Higher operating speeds of computers and communication products require more input and output channels within packages and between the packages and the HDI circuit board. These trends require smaller, more accurate, and precisely tapered or shaped holes, known as vias, to create connections between layers and interconnecting devices. The continual trend toward smaller and smarter devices also requires the use of an increasing amount of flexible interconnect material between PCBs and other components. These flexible circuits require the smallest and most accurate vias to create the connections between these devices.
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
Smaller and more complex devices also require more capacitance to be designed into circuits. This has resulted in an increase in the use of smaller, higher-capacitance passive components such as MLCCs. In calendar year 2014, estimated production of MLCCs was approximately 3 trillion units. These MLCCs must be tested electrically and optically to characterize performance and ensure reliability. Automated equipment to test these MLCCs in the manufacturing environment, like our high capacitance tester, can test and sort up to one million parts per hour on parts with dimensions as small as 0.4 by 0.2 millimeters.
Our business is also comprised of specialized microfabrication applications. Any material that can be cut, drilled, marked or joined using a mechanical process can be microfabricated with greater precision and accuracy using a laser-based solution. As consumer electronics and other products or devices become more compact, mechanical processes will not be able to meet the stringent specifications demanded by producers. We believe the capabilities of laser-based solutions for microfabrication will enable our customers to continue to move beyond the limitations of mechanical processes and generate growth for us in the future.
Our Solutions
We believe our products address the needs of microelectronics, PCB and semiconductor manufacturers by providing them with a high return on their investment due to measurable production benefits such as lower cost of ownership, higher performance, continued miniaturization, greater reliability, and improved production yield.
Our core competencies enable us to design, manufacture, and market a variety of integrated laser-based solutions for microfabrication applications in high-volume manufacturing environments. These core competencies include a deep understanding of laser-material interaction, laser beam positioning, optics and illumination including image processing and optical character recognition, high-speed motion control, small parts handling, proprietary laser technology including laser power control and systems engineering. We combine this technology expertise with a thorough understanding of our customers’ processes, and our manufacturing agility to respond rapidly to customer demand to develop and deliver integrated solutions and products that address multiple markets and applications.
Our customers manufacture components, interconnect/packaging devices, semiconductors, displays, casings or other parts and devices that serve a wide range of electronic applications. Our systems enable the manufacturing of these components and devices. The primary end-market applications for our customers are in consumer electronics, including smart mobile devices such as smart phones and tablets, computers and semiconductors. These devices and applications are also utilized in a variety of other industries including automotive, aerospace, medical, security and general lighting.
Our Strategy
Our strategy is to leverage our core competencies to be a cost of ownership leader in laser-based microfabrication for microtechnology industries, including microelectronics, PCB, semiconductor and other micro-industrial applications. These core competencies, combined with an understanding of our customers’ processes and the use of common platforms, enable us to address a broad range of laser-based applications and end markets within these industries. We intend to focus our efforts on businesses and applications where our differentiated capability enables us to be a market leader. The elements of our strategy are to (1) expand our addressable market by focusing on large, existing, near-adjacent applications in the growing laser microfabrication market, (2) invest in localized demonstration capability, application development and design, particularly in China, (3) leverage proprietary laser technology to create competitive advantage, (4) strengthen marketing capability and broaden customer focus, and (5) develop and leverage flexible platforms and technology for cost of ownership and time to market advantage in new applications.

Expand our addressable market by focusing on large, existing, near-adjacent applications in the growing laser microfabrication market
Growth in consumer electronics, smart phones, tablets, notebook computers and other smart devices is driving increased miniaturization and complexity of the underlying components and materials, which in turn is creating additional opportunities for laser-based microfabrication. In addition, these materials and components are being adopted in electronic devices, sensors, displays, and other technologies ubiquitously across many markets and applications including automotive, aerospace, medical, communications, appliances, security, general lighting, energy, and entertainment. As a result, we believe there are many large, existing, near-adjacent opportunities for laser micromachining for both the devices themselves and components within them. Our strategy is to expand our addressable market in these near-adjacent applications where we can utilize our technology for a cost of ownership advantage for our customers. Our primary areas of focus are to grow our presence in PCB/interconnect value added laser processes, expand our consumer electronics device micromachining product and customer base, and extend the reach of our existing product portfolio. For example, in 2015 we introduced new capabilities for flex circuit via drilling, IC package via drilling, and precision laser micromachining on a variety of materials at a new level of price performance. We believe our growth will be driven by overall growth in the market for these devices, and expanding the applications and customers we address.
Invest in localized demonstration capability, application development and design, particularly in China
A significant portion of customers are located in Asia, particularly China. In addition, purchase decisions, product evaluation and qualification are increasingly made locally. As a result, we believe we need to have a stronger local presence in order to respond rapidly to customer requirements and timelines. Our strategy is to invest additional resources for local demonstration, application development, and design capability. In addition, we expect to develop local manufacturing capability or delivery capability through third party and/or local sources of supply. For example, this year we invested in expanding our applications and design center in Shanghai, China, and acquired Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin) based in Wuhan, China. These investments provide a significant increase in local presence and will enable us to leverage local design, application development, and supply chain to be more responsive to customer requirements and timelines.
Leverage proprietary laser technology to create competitive advantage
ESI has been a pioneer in laser-material interaction and has developed deep expertise in the use of multiple types of laser technology to develop customer solutions. Over the last four years we have invested in proprietary laser technology through the acquisitions of PyroPhotonics Lasers, Inc., Eolite Systems and the Semiconductor Systems business of GSI Group, Inc. These acquisitions, combined with internally developed capability, provide us with access to tailored pulse fiber technology, high power UV nanosecond, and low cost picosecond fiber lasers with a unique, scalable architecture. In 2015 we introduced two new laser products that were utilized in our systems and expect additional applications using our laser capability in 2016. Our strategy is to utilize these technologies to enable differentiated capability with our systems, lower cost, and generate incremental revenue and gross profit for the company.
Strengthen marketing capability and broaden customer focus
The company’s close collaboration with key customers who are leaders in their respective industries has enabled ESI to develop world-class technologies that meet the emerging needs of these demanding customers. Our strategy is to modify our approach to product development so we can meet needs across broader markets as opposed to a few key customers only. We believe this new approach will enable our products to serve the needs of a far larger portion of the laser microfabrication market. We plan to strengthen our marketing capability and channel reach through external hiring, employee training and development, increased localization, and use of channel partners.
Leverage flexible platforms and technology for cost of ownership and time to market advantage
Our key technological capabilities include laser-material interaction, laser beam positioning, optics and illumination, high-speed motion control systems, small parts handling systems and systems integration. Our strategy is to incorporate these capabilities into a series of flexible platforms that have multiple common elements but are tailored to specific applications. Our strategy is to leverage our investment in these platforms to address multiple new applications and market opportunities. In addition, we believe that leveraging common platforms will increase efficiency in the company through greater use of common parts, lower inventory requirements, shorter cycle times, and leveraged engineering investment across the company.

Our Products
Historically and during much of 2015, we operated in one segment, high-technology manufacturing equipment, which was comprised of products that were classified in three groups: interconnect and micromachining, semiconductor and components. As a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business, we realigned our products into two segments, Component Processing and Micromachining. Included within Component Processing are interconnect products, semiconductor products and component products. The interconnect, semiconductor and component products are sold primarily to manufacturers of electronic components and are used to drill, cut, trim, ablate, test and mark features that improve the yield or functionality of the component. Micromachining products are sold primarily to manufacturers of end devices across multiple industries and are used primarily to drill, cut or mark features on a variety of materials, generally on the casing or external surface of the end device. In addition, micromachining products tend to serve markets that require fewer features, less stringent design requirements, and lower cost.
Component Processing
Interconnect Products (IP)
Our laser systems for interconnect products address multiple applications and materials on a broad set of substrates, panels, and continuous-feed reels primarily for the PCB, packaging, and display industries. Our laser via drilling systems target electrical interconnect applications that require the highest accuracy and smallest via (hole) dimensions to create electrical connections between layers in flexible circuits, high-density circuit boards and IC packages. Our micro via drilling technology addresses the rapidly changing applications in IC packages, multichip modules and HDI circuit boards. Our ultraviolet (UV) laser processing systems employ state-of-the-art technology in lasers, optics and motion control. These products include single-beam and multi-beam systems that produce high-quality vias with the best-in-class placement accuracy for improved yield of packages and substrates.
These same technologies can be used to singulate individual PCB’s (depaneling), rout copper openings on PCB material, precisely cut flexible circuit material, and mark individual packages or circuit boards. These products may also machine other types of materials that come in a panel format including cutting, processing or drilling in display glass.
Semiconductor Products (SP)
Our Semiconductor manufacturing products address multiple applications that utilize laser energy to process materials on wafer-based substrates and semiconductor devices and packages. Applications include processing of silicon wafers, mixed signal devices, hybrid circuits, sensors, and resistors.
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

Component Products (CP)
Our Component manufacturing products combine high-speed small parts handling technology with real-time control systems to provide highly automated, cost-effective inspection solutions for manufacturers of MLCCs and other passive components such as capacitor arrays, inductors, resistors, varistors and hybrid circuits. These components, produced in quantities of trillions of units per year, process analog, digital and high-frequency signals and are used extensively in nearly all electronic products. Our MLCC test systems employ high-speed handling and positioning techniques to precisely load, test and sort MLCCs based on their electrical energy storage capacity, or capacitance, and their electrical energy leakage, or dissipation factor. Our 35XX series is the most productive tester in the market today. Our latest 3510 model enables high-speed testing of the industry’s smallest metric 0402 capacitors used primarily in advanced cell phone and tablet designs. We also produce consumable products such as carrier plates and termination belts, both of which are used to hold MLCCs during the manufacturing and testing process.
Micromachining
Micromachining Products (MP)

Micromachining products are comprised of laser systems that are used primarily by manufacturers of end devices across multiple industries to drill, cut or mark features on a variety of materials, generally on the casing or external surface of the end device. In addition, micromachining products tend to serve markets that require fewer features, less stringent design requirements, and lower cost.

Micromachining Systems
As technologies enable consumer electronics and other devices to become more compact, mechanical processes are not able to meet the stringent specifications demanded by manufacturers. We offer several platforms that enable customers to perform precision drilling, scribing, cutting, etching, routing or marking on many different types of materials and devices including glass, metal, plastic, paint and ceramics. During 2015 we introduced the LumenESI platform to address multiple applications requiring mid-range performance. We also offer laser ablation systems that ablate material for identification and analysis applications, including forensics, mineral analysis and research.
Topwin Systems
During 2015 we acquired Topwin, a fast growing, laser design and manufacturing systems company located in China. Topwin possesses a portfolio of low-cost laser technology products that serve the needs of the consumer electronics industry in touch-panel processing, PCB cutting, precision welding, and a variety of marking and cutting applications. The acquisition of Topwin is expected to provide ESI with both system capability and market understanding to serve customers in China. ESI expects the China market to contribute substantially to the company’s growth over the next several years.
Laser Systems
In June 2012, we acquired Eolite Systems (Eolite), a designer and manufacturer of unique high-power fiber lasers in Pessac, France. The acquisition of Eolite provided us access to high power UV nanosecond and low cost picosecond fiber lasers with a unique, scalable architecture. Combined with capability from our Pyrophotonics laser business, these lasers address multiple micromachining applications including thin film processing, glass processing, material trimming, precision drilling, and organic and metal cutting. We intend to utilize these lasers internally to provide differentiated capability and cost of ownership as well as provide potential additional commercial revenue for the company with the ability to customize lasers to specific customer applications with differentiated capability and lower cost in markets or applications that are not core to our internally developed systems.
Customers
Our top ten customers for 2015, 2014 and 2013 accounted for approximately 40%, 41% and 61% of total net sales, respectively. One customer, Apple Inc., and its affiliates, accounted for approximately 9%, 15% and 31% of total net sales in 2015, 2014 and 2013, respectively.

Sales, Marketing and Service
We sell our products worldwide through direct sales and service offices, value-added resellers and independent representatives located around the world. ESI has direct sales and service personnel in Oregon, California and several other states; China, Japan, Korea, Singapore and Taiwan in Asia; and France, Germany and the United Kingdom in Europe. We serve select customers in Asia, the Americas, Europe and additional countries through manufacturers’ representatives.
We have a substantial base of installed products in use by leading microelectronics and semiconductor manufacturers. We emphasize strong working relationships with these customers to meet their needs for additional systems and to facilitate the successful development and sale of new products to these customers.
We generally employ service personnel wherever we have a significant installed base. We offer a variety of warranty, maintenance and parts replacement programs to support the requirements of our customers’ high-volume manufacturing environments.
Backlog
Backlog consists of purchase orders for products and spare parts that we expect to ship within 12 months and service contracts for performance generally within 24 months. Backlog does not include deferred system revenue. Backlog was $36.5 million at March 28, 2015 compared to $27.4 million at March 29, 2014, representing an increase of 33% primarily as a result of increased orders in the fourth quarter of 2015 compared to the fourth quarter of 2014. Our stated backlog is not necessarily indicative of sales for any specific future period, because of possible order cancellations or deferrals, shipping or acceptance delays, nor does backlog represent any assurance that we will realize a profit from filling the orders.
Research, Development and Technology
We believe that our ability to compete effectively and deliver customer solutions depends, in part, on our ability to maintain and expand our expertise in core technologies and product applications. Our primary core competencies and capabilities include:

•	laser-material interaction;

•	high-speed, micron-level motion control systems;

•	precision optics;

•	proprietary laser technology;

•	laser power control;

•	image processing and optical character recognition;

•	high-speed, small parts handling;

•	real-time production-line electronic measurement;

•	real-time operating systems; and

•	systems design and integration.
Our research and development expenditures for 2015, 2014 and 2013 were $35.2 million (22% of net sales), $37.8 million (21% of net sales) and $37.2 million (17% of net sales), respectively.
Competition
Our markets are dynamic, cyclical and highly competitive. The principal competitive factors in our markets are total cost of ownership, product performance, ease of use, reliability, service, technical support, product roadmap, price, proprietary technology, manufacturing responsiveness and relationships with customers. We believe that our products compete favorably with respect to these factors. Some of our competitors have greater financial, engineering and manufacturing resources and larger distribution networks than we do. Some of our customers or potential customers develop, or have the ability to develop, manufacturing equipment similar to our products. Competition in our markets may intensify and our technological advantages may be reduced or lost as a result of technological advances by competitors or customers or changes in electronic device processing technology.
Our component processing products compete with laser systems provided by Via Mechanics, Ltd., EO Technics Co. Ltd., LPKF Laser & Electronics AG, Mitsubishi Electric Corporation, Orbotech Ltd., InnoLas Systems GmbH, DISCO Corporation, Laser Solutions, Inc., Quantel USA, Inc., HOYA Corporation, Humo Laboratory Ltd. as well as component manufacturers that develop systems for internal use. Our Micromachining Products compete with laser and laser systems provided by Hans Laser, HG Laser and several Chinese and Korean companies who compete within their local markets.

Manufacturing and Supply
Our primary production facilities are located in Singapore; Portland, Oregon; Chelmsford, Massachusetts; Klamath Falls, Oregon; and Wuhan, China. Our Singapore facility is our primary systems manufacturing facility and manufactures certain IP, SP, CP and MP products. The Portland facility primarily provides advanced manufacturing and prototype capability. The Klamath Falls facility manufactures CP consumable products. The Chelmsford facility has been the primary site for manufacturing our Semiconductor Systems business wafer trim and circuit trim products. In March 2015, we announced the consolidation and closure of the Chelmsford plant. As a part of the closure, we will be transitioning the manufacturing of wafer trim and circuit trim products to our other facilities by the end of 2016. Our Singapore, Wuhan and Chelmsford operations are located in leased facilities. As we continue our efforts to streamline the organization and improve efficiencies, we expect a growing percentage of final systems will be shipped from Singapore and China.
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
Patents and Other Intellectual Property
We have a policy of seeking patents, when appropriate, on inventions relating to new products and improvements that are discovered or developed as part of our ongoing research, development and manufacturing activities. We owned 383 United States patents and 690 patents issued outside of the United States as of March 28, 2015. Additionally, as of March 28, 2015, we had 73 patent applications pending in the United States and 325 patent applications pending outside of the United States. Although our patents are important, we believe that the competitiveness of our products also depends on the technical competence and innovation of our employees.
We rely on copyright protection for our proprietary software. We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and we may be unable to meaningfully protect our trade secrets.
Employees
As of March 28, 2015, we employed 739 people of whom 695 were permanent and 44 were temporary. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.
Environmental Compliance
During fiscal 2015, we retained ISO 14001 certification via Surveillance Assessment for our environmental management system for our Portland, Oregon operations. We do not expect compliance with international, federal, state and local provisions that have been enacted or adopted related to the discharge of materials into the environment or otherwise relating to protection of the environment to have a material effect on our capital expenditures, earnings or competitive position.
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
Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor, and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant volatility in investment cycles in the market for microelectronics, PCB's and semiconductors used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global and United States economies; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, and consumer electronics industries.
Expansion into New Markets
Our future success depends in large part on our successful penetration of new markets adjacent to our existing markets and of the Chinese market for lower cost systems. These markets are new to us and our success is dependent on our displacing entrenched competitors who are familiar with these markets and are known to customers. There is no assurance that we will be successful in penetrating these new markets significantly or at all. If we fail to successfully penetrate these markets our business, financial condition and results of operations could be materially and adversely affected.
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
Revenues are Largely Dependent on Few Customers
We depend on a few significant customers for a large portion of our revenues. In 2015, our top ten customers accounted for approximately 40% of total net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single major customer. Also, business levels with several of our top customers are dependent on our winning new designs and features each product cycle, and there is no guarantee of future business based on past design wins. Furthermore, none of our customers have any long-term obligation to continue to buy our products or services and may therefore delay, reduce or cease ordering our products or services at any time. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. For example, revenues from Apple, Inc. decreased from $27 million in 2014 to $15 million in 2015. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected.
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
Charges for Excess or Obsolete Inventory
One factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory that may not be usable under the new strategy, which may also result in material accounting charges. For example, during 2015, we recorded approximately $1.0 million of charges in cost of sales for inventory written-off associated with discontinued products.

Uncertainties Resulting from Conflict Minerals Regulation
On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The rule requires a disclosure report to be filed annually with the SEC and this report will require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold, and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
Risks Related to Our Organization
Operating a Global Business
International shipments accounted for 86% of net shipments in 2015, with 76% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including manufacturing facilities in Singapore and China, research and development facilities in Canada, France and Taiwan, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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
Implementation and Modification of Globalization Strategy
We are continuing to implement and expand our globalization strategy in which we are moving certain operational resources and capabilities to different countries in Asia to be closer to many of our significant customers to reduce costs and to develop low cost follow-on solutions to our products. As part of this strategy we acquired Topwin, a Chinese manufacturer of laser-based systems, in January 2015 to gain entry into the low-cost solutions market in China. We believe this strategy will enhance customer relationships, improve our responsiveness, reduce our manufacturing costs for certain products and allow us to compete with low cost competitors who develop systems employing processes developed by us. We opened a manufacturing facility in Singapore in the fourth quarter of 2010, which manufactures certain IP, MP, SP and CP products and is now our primary system manufacturing facility.

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
Acquisitions and Divestitures
We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our June 2012 acquisition of Eolite Systems, May 2013 acquisition of the Semiconductor Systems business from GSI Group, Inc. and our January 2015 acquisition of Topwin. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•	difficulties and increased costs in connection with integration of personnel, operations, technologies and products of the acquired businesses;

•	difficulties in implementation of our enterprise resource planning (ERP) system into the acquired company’s operations;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of the acquired company;

•	lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	the inability to successfully enter new markets expected to result from the acquisition;

•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	difficulties establishing satisfactory internal controls and accounting practices at the acquired company;

•	risks related to the culture, language, and local practices of the acquired company;

•	risks and uncertainties relating to the performance of the combined company following the transaction; and

•	acquiring unanticipated liabilities for which we will not be indemnified.
Furthermore, the accounting for an acquisition could result in significant charges resulting from amortization or write-off of intangible assets and goodwill we acquire. Our inability to effectively manage these risks could result in our inability to realize the anticipated benefits of an acquisition on a timely basis, or at all, and materially and adversely affect our business, financial condition and results of operations. In addition, all acquisition transaction costs must be expensed as incurred rather than capitalized, which may have a material adverse effect on our results of operations.
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
We may from time to time also make strategic investments in development stage companies. Investments in development stage companies are subject to a high degree of risk. We could lose all or a portion of our investment in any such company or could be required to recognize an impairment charge with respect to our investment. For example, in 2014 and 2015 we recognized a loss totaling $14 million on our investment in OmniGuide, Inc., due to a lender of OmniGuide exercising its right to convert the obligations owed to it into 100% of OmniGuide's outstanding equity.

Hiring and Retention of Personnel
Our continued success depends in part upon the services of our key managerial, financial and technical personnel. The loss of key personnel, or our inability to attract, assimilate and retain qualified personnel, could result in the loss of customers, inhibit our ability to operate and grow our business and otherwise have a material adverse effect on our business and results of operations. We have previously had to, and may in the future have to, impose salary reductions on employees during economic downturns in an effort to maintain our financial position. On several occasions in recent years executives and other employees have received limited or no annual bonuses due to our financial performance relative to the performance parameters in our annual bonus plans. These events may have an adverse effect on employee loyalty and may make it more difficult for us to attract and retain key personnel. Competition for qualified personnel in the industries and locations in which we compete for talent is intense, and we may not be successful in attracting and retaining qualified personnel. We may incur significant costs in our efforts to recruit and retain key personnel, which could affect our financial position and results of operations.
Our ability to retain key personnel and execute our strategy may also be adversely affected by the transition to a new CEO. In 2014 Edward C. Grady became our President and Chief Executive Officer, replacing Nicholas Konidaris who held the position since 2004.
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
Need to Broaden our Marketing and Channel Capability
The laser microfabrication industry is comprised of broad set of markets and applications and represents significant opportunities for growth. In order to access these opportunities; we need to broaden our approach from customer centric to market based. This will require the hiring, development, and application of new marketing capability and channel access. Our ability to successfully access and compete in these broader markets will be partially dependent on our development of these new skills and capabilities. Our inability to do so would harm our business and adversely affect our revenues and profitability.
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
Risks Related to Financial Matters
Liquidity
We may require greater working capital to operate than similar size businesses in many other industries. At March 28, 2015, we had working capital of $127 million, including $58 million in cash and short-term investments. We have experienced negative operating cash flows each quarter since September 2013. If revenues were to grow, we would expect increased working capital needs for receivables and inventory. While we have a credit facility in place, the level of availability and cost are based on maintaining certain levels of qualified receivables and domestic cash. As a result, if either of these balances decreases sufficiently, our ability to access the facility may be limited or costs may be higher. In addition, if we fail to meet the covenants in our credit facility, including the tangible net worth covenant, the facility may not be available to us. If we were to require additional financing, there is no assurance it would be available on terms that are acceptable to us or at all. In addition, if we were to obtain financing by selling stock or convertible securities, the ownership of existing shareholders would be diluted. If we were to require additional financing and were unable to do so on acceptable terms or at all, our business and our ability to continue operations could be materially and adversely affected.
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
Fluctuations in Effective Tax Rate
As a global company, we are subject to taxation in the United States and numerous foreign jurisdictions. Our effective tax rate is subject to fluctuation from one period to the next because the income tax rates for each year are a function of many factors, including: (a) taxable income levels and the effects of a mix of profits (losses) earned by ESI and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates; (b) our ability to utilize deferred tax assets; (c) taxes, refunds, interest or penalties resulting from tax audits; (d) the magnitude of various credits and deductions as a percentage of total taxable income; (e) the ability to maintain our Pioneer Status in Singapore; and (f) changes in tax laws or the interpretation of such tax laws. In addition, we currently have a valuation allowance against domestic tax assets as a result of historic losses recorded in the United States. Changes in the mix of these items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position and results of operations.

Impairment of Goodwill, Intangible and Long-Lived Assets
We held a net total of $9.0 million in acquired intangible assets and $7.7 million in goodwill at March 28, 2015. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. In the fourth quarter of 2015 we realigned our products into two segments as a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business. This reorganization required the Company to reassign its reported goodwill to the new reporting units based on the relative fair value of the respective reporting units. The carrying value of goodwill by reporting unit prior to March 28, 2015 was approximately $7.7 million for Topwin, $6.3 million for Component Processing and $1.6 million for Micromachining. We perform a goodwill impairment analysis at the reporting unit level, which is defined as one level below our operating segments at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value of the reporting unit.
We performed a review of our acquired definite-lived intangible assets in the fourth quarter of 2015, including a review for impairment based on certain triggering events and no significant impairments of intangible assets were identified.
We performed our annual goodwill impairment analysis based on the carrying value of the reorganized reporting units. Carrying value was determined based on the Company's allocation of assets and liabilities to the reporting units using reasonable assumptions. Based on the analysis, which is not complete, we determined that a goodwill impairment loss is probable for our Component Processing and Micromachining reporting units and have recognized our best estimate of that loss. We recorded an estimated non-cash goodwill impairment charge of $7.9 million in the fourth quarter of 2015 to write down the goodwill to its implied fair value as of March 28, 2015. Should the performance of our Topwin reporting unit not meet our expectations, further impairment to goodwill may be triggered.
In addition, certain of our long-lived assets such as machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurance that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.
Stock Price Volatility
The market price of our common stock has fluctuated widely. During fiscal 2015, our stock price fluctuated between a high of $10.01 per share and a low of $5.98 per share, and subsequent to the end of the fiscal year and prior to June 18, 2015 has been as low as $5.26 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the consumer electronics, semiconductor and other industries into which we sell products;

•	general economic conditions;

•	political changes, hostilities or natural disasters;

•	low trading volume of our common stock;

•	change in our dividend policy;

•	the number of analysts covering our common stock;

•	stock price volatility based on one or a few investors buying or selling a large number of shares over days or weeks, due to relatively low volumes of trading in our stock; and

•	the number of firms making a market in our common stock.
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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and our stock price may be adversely affected.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.
We have identified material weaknesses in our internal control over financial reporting related to the accounting and disclosure of complex, judgmental accounting matters and non-routine transactions. The matters involving internal controls and procedures that our management considered to be material weaknesses included the risk assessment and certain process and review level controls associated with complex and non-routine transactions affecting goodwill, disclosures related to the Topwin acquisition, disclosures related to operating segments, presentation of service revenue and associated cost of sales on the statements of operations. See “Item 9A-Controls and Procedures-Management’s Report on Internal Control Over Financial Reporting.”
The Company is in the process of identifying and implementing certain changes in our internal controls to address the material weaknesses. Specifically, the Company is documenting, implementing, and assessing necessary changes in the risk assessment process and in the design of the controls and identifying additional procedures and expertise required to ensure effective management and technical review of significant, complex, and non-routine transactions.
Management believes that it will identify and implement additional controls that will remediate the material weaknesses discussed above. However, no assurance can be given that these changes will remediate the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.
The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to remediate the weaknesses identified are not successful or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence, or other material effects on our business, reputation, results of operations, financial condition or liquidity.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive and administrative headquarters, which houses our primary engineering and marketing functions, advanced manufacturing capability for new products, and manufacturing of select legacy products are located in a three-building complex with 197,838 square feet of space on 10.15 acres in Portland, Oregon. Additionally, our component products consumables are manufactured at a 53,000 square foot plant on 31 acres in Klamath Falls, Oregon. We own all of these buildings. We believe the productive capacity of these facilities to be adequate and suitable for the requirements of our business for the foreseeable future.
Our primary system manufacturing facilities are located in leased facilities in Singapore. We lease approximately 26,000 square feet of facilities in Singapore where we manufacture certain Micromachining and Component Processing products. We also lease approximately 32,500 square feet of facilities in Chelmsford, Massachusetts that have been used primarily for engineering and manufacture of our Semiconductor Systems products and a 23,000 square foot facility in Sunnyvale, California that is used primarily for engineering, marketing and as a demonstration center for our microfabrication systems. We lease approximately 14,000 square feet of facilities in Wuhan, China. Additionally, we lease other office and facility space in various locations throughout the United States and various foreign countries.
In 2015, as a part of the Company’s plan to streamline its manufacturing and development activities, the Company initiated a restructuring plan to close the assembly plant and development center located in Chelmsford, Massachusetts. The manufacturing and development activities will be transitioned to other U.S. facilities by end of 2016.

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
Our common stock trades on the NASDAQ Stock Market under the symbol ESIO. There were approximately 443 shareholders of record as of June 22, 2015, and on that date there were 30,757,322 common shares outstanding. The closing price on June 22, 2015 was $5.48 per share.
The following table shows the high and low closing prices for our common stock as reported on the NASDAQ Stock Market for the fiscal quarters indicated:

Fiscal 2015	High	Low
Quarter 1	10.01	6.68
Quarter 2	7.70	5.98
Quarter 3	7.77	6.13
Quarter 4	7.88	6.16

Fiscal 2014	High	Low
Quarter 1	$11.63	$9.97
Quarter 2	12.35	10.61
Quarter 3	12.19	9.59
Quarter 4	11.44	9.04
Equity Compensation Plan Information
Disclosures related to securities authorized for issuance under our Equity Compensation Plans are incorporated by reference into Item 12 of this annual report on Form 10-K, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, from our Proxy Statement for our fiscal 2015 annual meeting.
Dividends
In February 2015, the Board of Directors suspended the quarterly dividend which was adopted by the Company in December 2011. The Company paid dividends in the first three quarters of 2015 under the 2011 dividend policy. The following table summarizes the quarterly dividends declared and paid by us in 2015 and 2014:

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
We paid aggregate dividends of $7.3 million and $9.6 million in 2015 and 2014, respectively.

Stock Performance Graph
The graph below compares the cumulative 58-month total return to holders of Electro Scientific Industries, Inc. common stock with the cumulative total returns of the S&P 500 Index and the S&P Information Technology Index for the same period. The graph assumes that the value of the investment in Electro Scientific Industries, Inc. common stock and in each of the indices (including reinvestment of dividends) was $100.00 on April 03, 2010 and tracks it through March 28, 2015.
Historical stock price performance should not be relied upon as indicative of future stock price performance.
*$100 invested on 4/3/10 in stock or 3/31/10 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	Cumulative Total Return[1]
	April 03, 2010	April 2, 2011	March 31, 2012	March 30, 2013	March 29, 2014	March 28, 2015
Electro Scientific Industries, Inc.	100.00	130.28	115.31	104.31	96.33	62.02
S&P 500	100.00	115.65	125.52	143.05	174.31	196.51
S&P Information Technology Index	100.00	111.88	134.50	132.99	167.02	197.27

1. Copyright© 2015 S&P, a division of McGraw Hill Financial. All rights reserved.

 Item 6. Selected Financial Data

(In thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data
Net sales	$159,118	$181,167	$216,625	$254,229	$256,811
Provision for (benefit from) income taxes	234	(92)	39,851	(1,417)	390
Net (loss) income	(43,811)	(38,334)	(54,716)	4,904	7,934
Net (loss) income per share—basic	(1.43)	(1.28)	(1.86)	0.17	0.28
Net (loss) income per share—diluted	(1.43)	(1.28)	(1.86)	0.17	0.28
Cash dividends paid per outstanding common share	0.24	0.32	2.32	0.08	—
Balance Sheet Data
Cash and cash equivalents, restricted cash, short-term investments and auction rate securities	$57,606	$106,905	$145,057	$198,723	$201,592
Working capital	126,678	164,835	194,406	269,532	259,739
Net property, plant and equipment	25,858	27,930	27,894	32,103	39,661
Total assets	221,240	270,209	322,208	433,210	440,167
Shareholders’ equity	177,321	222,881	264,142	378,670	362,299

1.
Fiscal 2015 included non-cash goodwill impairment charge of $7.9 million to write down the goodwill to its implied fair value as of March 28, 2015, $3.0 million for restructuring costs for the Chelmsford facility closure, which primarily consisted of $2.0 million for employee severance and related costs and $1.0 million for inventory write-offs. Fiscal 2015 also included $4.5 million of charges for share-based compensation expense, $4.3 million for impairment of a minority investment, $1.5 million for amortization of acquired intangible assets and a $0.6 million gain on liquidation of a foreign subsidiary. The Company also paid $9.0 million in cash for the Topwin acquisition during fiscal 2015.

2.
Fiscal 2014 included $1.1 million for restructuring costs, which primarily consisted of $0.8 million charge towards obligations for our outgoing Chief Executive Officer and $0.2 million of charges related to asset write-offs. Fiscal 2014 also included $12.8 million of charges in cost of sales for inventory write-offs, $9.7 million for impairment of a minority equity investment, $6.1 million for share-based compensation expense, $2.9 million for amortization of acquired intangible assets, including $0.3 million of accelerated amortization, $1.3 million for net gain on sale of property and equipment, $0.6 million of accelerated depreciation on assets that will no longer be utilized and a $0.5 million of gain on acquisition of Semiconductor Systems business.

3.
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

4.	Fiscal 2013 included a charge of $46.9 million to increase the valuation allowance on deferred tax assets.

5.
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

6.
Fiscal 2011 included $9.3 million for share-based compensation expense, $1.4 million for legal settlement costs, $0.8 million for restructuring costs, $2.0 million for amortization of acquired intangible assets, and a gain of $0.7 million from sale of previously impaired auction rate securities.

7.	No investments in auction rate securities were held at the end of fiscal 2012, fiscal 2013, fiscal 2014 or fiscal 2015.

8.	Fiscal 2011 included auction rate securities at a fair value of $5.2 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Business
Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. ESI's integrated solutions allow industrial designers and process engineers to control the power of laser light to transform materials in ways that differentiate their consumer electronics, wearable devices, semiconductor circuits and high-precision components for market advantage. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Europe and North America.
Laser microfabrication comprises a set of precise micron-level processes, including drilling, scribing, dicing, singulation, cutting, ablating, trimming, and precision marking on multiple types of materials. These processes require application-specific laser systems that are able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems enable improved performance or improve production yields for flexible and rigid printed circuit boards, semiconductor devices, advanced semiconductor packaging, touch-panel glass, flat panel liquid crystal displays (LCDs) and other high value components to enable functionality, increase performance and improve production yields.
Additionally, we produce high-capacity test and inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical and physical tolerances required to perform properly.
Historically and during much of fiscal 2015 we operated in one segment, high technology manufacturing equipment, which was comprised of products classified into three groups: interconnect and micromachining, semiconductor, and component test. As a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business, during the fourth quarter of 2015 we realigned our products into two segments: Component Processing and Micromachining. Included within Component Processing are Interconnect Products (IP), Semiconductor Products (SP), and Component Products (CP), which are sold primarily to manufacturers of electronic components to drill, cut, trim, ablate, test and mark features that improve the yield or functionality of the component. Micromachining products are sold primarily to manufacturers of end devices across multiple industries and are used to drill, cut, or mark features on a variety of materials, generally on the casing or external surfaces of the end device.
Overview of Financial Results
Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, our fiscal 2015 reporting period consisted of a 52-week period ending on March 28, 2015, our fiscal 2014 reporting period consisted of a 52-week period ending on March 29, 2014 and our fiscal 2013 reporting period consisted of a 52-week period ending on March 30, 2013. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
Total order volume in 2015 was $170.9 million, compared to orders of $172.2 million in 2014. Orders within our Component Processing segment increased approximately 10%, with increases in IP orders partially offset by declines in CP and SP. Orders for IP increased by approximately 29% primarily due to increased orders for flex via drilling systems as a result of increased sales of the 5335 next generation flex via drilling tool and technology order increases particularly in Korea. Orders for CP decreased by approximately 11% primarily as a result of reduced MLCC system demand due to fewer technology sales from the prior year and continued over capacity, partially offset by increased tooling and consumable parts orders. Orders for SP decreased by approximately 2% with increases in circuit trim system orders more than offset by decreased wafer mark and service activity. Orders for Micromachining segment products decreased by approximately 33% primarily as a result of continued utilization of existing capacity and smaller new design wins from our largest customer.
Total revenue in 2015 was $159.1 million, down approximately 12.1%, compared to revenue of $181.2 million in 2014. Total shipments were $161.9 million in 2015 compared to $183.6 million in 2014. Component Processing shipments decreased by approximately 12%. Within our Component Processing segment, SP shipments increased by approximately 1% due to increased circuit trim and wafer trim system shipments, partially offset by reduced shipments for wafer mark systems. IP shipments decreased by approximately 17% primarily due to backlog reduction in 2014 compared to 2015. CP shipments decreased by approximately 18% due to lower system orders. In our Micromachining segment, MP shipments decreased approximately 11% primarily due to lower orders of microfabrication products due to reuse and smaller design wins from our largest customer. Backlog was $36.5 million as of March 28, 2015 compared to $27.4 million as of March 29, 2014, primarily due to increased orders for flex via drilling systems in the fourth quarter of 2015.
Gross profit was $54.7 million in 2015 compared to $59.9 million in 2014. Overall gross profit was impacted by a decrease in volume, partially offset by lower inventory write-offs associated with discontinued products. Gross margin increased to 34.4% in 2015 compared to 33.0% in 2014. This increase in gross margin was primarily due to lower inventory write-offs associated with discontinued products and lower amortization expense, partially offset by less favorable product mix, higher warranty costs and less favorable absorption of fixed costs due to lower production volume.
Net operating expenses of $94.4 million in 2015 increased $5.7 million from $88.7 million in 2014. This increase was primarily due to a $7.9 million impairment of goodwill for our Component Processing and Micromachining reporting units. In the fourth quarter of 2015 we realigned our products into two segments as a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business. This reorganization required the Company to reassign its reported goodwill to its new reporting units based on the relative fair value of the respective reporting units, and perform an impairment analysis at the reporting unit level. As a result of the analysis, which is still in process, we determined that the goodwill of our Component Processing and Micromachining reporting units' goodwill was impaired and recorded an estimated non-cash goodwill impairment charge of $7.9 million to write down the goodwill to its implied fair value as of March 28, 2015. Excluding the goodwill impairment, net operating expenses decreased $2.1 million. This was primarily due to a $1.5 million decrease in share-based compensation expense due to the lower quantity of restricted stock unit awards granted, combined with lower fair value of new awards granted in 2015. Additionally, project expenses were lower by $1.5 million, travel expenses decreased by $1.4 million and facilities expenses decreased by $0.5 million, due to our continued emphasis to reduce discretionary spending. These decreases were partially offset by a $2.1 million charge related to employee severance and related costs for our Chelmsford, Massachusetts restructuring plan and a $0.8 million charge for the acquisition costs related to Topwin. Operating loss was $39.7 million in 2015 compared to operating loss of $28.8 million in 2014, an increase of $10.9 million.
Non-operating expenses were $3.8 million in 2015 compared to $9.6 million in 2014. The decrease was primarily due to lower impairment expense on our minority equity investment in OmniGuide, Inc. and to a lesser extent, by a $0.6 million gain on the liquidation of a foreign subsidiary.
Provision for income taxes was $0.2 million in 2015 compared to a benefit of $0.1 million in 2014, primarily due to a higher mix of income from foreign jurisdictions, partially offset by a favorable assessment related to the legal settlement in Taiwan. Net loss was $43.8 million in 2015 compared to $38.3 million in 2014.
Results of Operations
The following table presents results of operations data as a percentage of net sales for the years ended March 28, 2015, March 29, 2014 and March 30, 2013:

	2015	2014	2013
Net sales:	100.0%	100.0%	100.0%
Cost of sales:	65.6	67.0	71.7
Gross profit	34.4	33.0	28.3
Selling, service and administration	31.0	28.5	24.5
Research, development and engineering	22.1	20.9	17.2
Restructuring costs	1.3	0.6	1.2
Impairment of goodwill	5.0
Gain on sale of property and equipment, net	—	(0.7)	(0.6)
Gain on acquisition of Semiconductor Systems business	—	(0.3)	—
Legal settlement proceeds, net	—	—	(7.0)
Operating loss	(25.0)	(15.9)	(7.0)
Other-than-temporary impairment of cost method investments	(2.7)	(5.4)	—
Interest and other income, net	0.3	0.1	0.1
Loss before income taxes	(27.4)	(21.2)	(6.9)
Provision for (benefit from) income taxes	0.1	(0.1)	18.4
Net loss	(27.5)%	(21.1)%	(25.3)%

Fiscal Year Ended March 28, 2015 Compared to Fiscal Year Ended March 29, 2014
Net Sales
The following table presents net sales information by previously disclosed product groups and is included as a reference to transition from our prior reporting structure to our new operating segment structure:

	2015		2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$101,433	63.7%	$120,947	66.8%
Components Group (CG)	19,099	12.0	24,441	13.5
Semiconductor Group (SG)	38,586	24.2	35,779	19.7
	$159,118	100.0%	$181,167	100.0%
The following table presents net sales information by operating segment and product:

	2015		2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$66,913	42.1%	$81,180	44.8%
Component Products (CP)	19,099	12.0	24,441	13.5
Semiconductor Products (SP)	38,586	24.2	35,780	19.7
	124,598	78.3	141,401	78.1
Micromachining
Micromachining Products (MP)	34,520	21.7	39,766	21.9
	34,520	21.7	39,766	21.9
Net Sales	$159,118	100.0%	$181,167	100.0%
Net sales for 2015 decreased $22.0 million or 12% from net sales for 2014. By segment, Component Processing sales decreased by $16.8 million or 12% and Micromachining sales decreased by $5.2 million or 13%, compared to 2014.
IP sales for 2015 decreased $14.3 million or 18% compared to 2014. The decrease in IP sales was primarily driven by backlog reduction in 2014 of flex interconnect systems compared to an increase in backlog in 2015 and lower sales to Korea.
CP sales for 2015 decreased $5.3 million or 22% compared to 2014. The decrease was primarily driven by continued customer utilization of existing capacity for MLCC systems in 2015, partially offset by an increase in tooling and consumables parts revenue.
SP sales for 2015 increased $2.8 million or 8% compared to 2014. The increase in SP revenues was primarily driven by increased sales of circuit trim, wafer trim and service activity from the Semiconductor Systems business, which was acquired during the first quarter of 2014.
MP sales for 2015 decreased $5.2 million or 13% compared to 2014, primarily as a result of reduced shipments of advanced microfabrication systems as our largest customer continued to move towards a reuse program and with no new large design wins.
The following table presents net sales information by geographic region:

	2015		2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$124,049	78.0%	$136,336	75.3%
Americas	18,067	11.4	31,596	17.4
Europe	17,002	10.7	13,235	7.3
	$159,118	100.0%	$181,167	100.0%
In 2015, net sales to Asia decreased by $12.3 million due to higher shipments of flex interconnect systems to Korea in 2014 which did not repeat at the same level in 2015, partially offset by increased system sales for circuit trim and wafer trim. Net sales to Americas decreased by $13.5 million primarily due to reduced sales in our Semiconductor Systems business and to a lesser extent, by reduced MLCC system sales. Europe sales increased by $3.8 million primarily due to increased wafer and circuit trim sales.
Gross Profit by operating segment

	2015		2014
(In thousands, except percentages)	Gross Profit	% of Sales	Gross Profit	% of Sales
Component Processing	$50,970	40.9%	$63,914	45.2%
Micromachining	6,383	18.5	12,175	30.6
Corporate and other	(2,672)	—	(16,218)	—
	$54,681	34.4%	$59,871	33.0%
Gross profit was $54.7 million in 2015 compared to $59.9 million in 2014. Overall gross profit was impacted by lower sales combined with increased warranty costs, partially offset by lower inventory write-offs associated with discontinued products.
Gross margin increased to 34.4% in 2015 compared to 33.0% in 2014. The increase was primarily the result of lower inventory write-offs associated with discontinued products in 2014, partially offset by lower volumes on relatively fixed manufacturing expenses.
Gross margin for Component Processing decreased from 45.2% to 40.9% primarily due to lower volumes on fixed manufacturing costs, higher warranty costs, and unfavorable product mix.
Gross margin for Micromachining decreased from 30.6% to 18.5% primarily due to lower volumes on fixed manufacturing costs.
Corporate and other cost of sales include expenses not allocated to our two operating segments, including stock compensation, amortization of intangibles, restructuring and other expenses. The change in 2015 is due to lower inventory write-offs associated with discontinued products and lower amortization expense.
Operating Expenses

	2015		2014
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$49,301	31.0%	$51,598	28.5%
Research, development and engineering	35,166	22.1	37,839	20.9
Impairment of goodwill	7,889	5.0	—	—
Restructuring costs	2,069	1.3	1,070	0.6
Gain on sale of property and equipment, net	—	—	(1,301)	(0.7)
Gain on acquisition of Semiconductor Systems business	—	—	(499)	(0.3)
	$94,425	59.3%	$88,707	49.0%

Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses for 2015 decreased $2.3 million compared to 2014. This decrease was primarily attributable to lower expenses for share-based compensation, travel, facilities and training. These decreases were partially offset by higher audit, legal and variable pay costs. Share-based compensation expenses were lower primarily due to the lower quantity of restricted stock unit awards granted, combined with lower fair value of new awards granted in 2015.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials, equipment and facilities costs. RD&E expenses for 2015 decreased $2.7 million compared to 2014. This decrease was primarily due to lower expenses for project materials, patent legal fees, travel and consulting, partially offset by higher labor and variable pay costs.

Impairment of goodwill
In the fourth quarter of 2015 we realigned our products into two segments as a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business. This reorganization required the Company to reassign its reported goodwill to its new reporting units based on the relative fair value of the respective reporting units. The carrying value of goodwill by reporting unit prior to March 28, 2015 was approximately $7.7 million for Topwin, $6.3 million for Component Processing and $1.6 million for Micromachining. The Company reviews its goodwill for impairment annually, or more frequently, if events or circumstances indicate that the carrying value of the reporting unit exceeds its fair value. Fair value is determined based on the present value of estimated cash flows for the reporting unit developed using available industry and market information, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital.
In performance of the annual review of goodwill, the Company conducted the first step of goodwill impairment test for all our newly formed reporting units and determined that the carrying value of the component processing and micromachining reporting units exceeded fair value.  In accordance with ASC Topic 350, Intangibles-Goodwill and Other (Topic 350) and our accounting policies, we tested the Component Processing and Micromachining reporting units' goodwill for impairment using a step two analysis. As a result of that analysis, which is not complete, we recorded an estimated non-cash goodwill impairment charge of $7.9 million to write down the goodwill to its implied fair value as of March 28, 2015. The primary driver of this impairment charge was our reorganization from a single reporting unit and operating segment to multiple reporting units and operating segments as of March 28, 2015, as well as a decline in revenues and operating and cash flow losses which changed the factors used in assessing goodwill. As a result of the reorganization and analysis at a segment and reporting unit level, any goodwill allocated to Component Processing and Micromachining was no longer supported by the estimated fair value of the respective businesses. Under our former reporting unit structure, goodwill was evaluated on the basis of a single reporting unit and fair value was estimated based on market capitalization plus a reasonable control premium.
Restructuring Costs
In 2015, as a part of the Company’s plan to streamline its manufacturing and development activities, the Company initiated a restructuring plan to close the assembly plant and development center located in Chelmsford, Massachusetts. The restructuring costs of $2.1 million incurred in 2015 were comprised primarily of employee severance and related benefits for the Chelmsford restructuring plan.
Restructuring costs for 2014 were $1.1 million, primarily due to $0.8 million of contractual payments to our former Chief Executive Officer and $0.3 million in accelerated depreciation charges on certain assets that are no longer being utilized.
Gain on Sale of Property and Equipment, net
In 2014, we sold a portion of land and a building at our Portland, Oregon campus for $3.7 million resulting in a pre-tax gain of $1.3 million.
Gain on acquisition of Semiconductor Systems Business
The gain on our acquisition of Semiconductor Systems business was $0.5 million in 2014. This purchase resulted in an overall gain as the estimated fair value of the assets purchased was in excess of the total purchase consideration, primarily due to the recognition of certain intangible assets, comprised of developed technology and order backlog.
Share-Based Compensation
The table of operating expenses shown above also includes $3.9 million and $5.4 million of share-based compensation expense for 2015 and 2014, respectively. The decrease was primarily due to the lower quantity of restricted stock unit awards granted, combined with lower fair value of new awards granted in 2015.
Non-operating Income and Expense, net

	2015		2014
(In thousands, except percentages)	Interest and Other Expense, net	% of Net Sales	Interest and Other Expense, net	% of Net Sales
Loss and other-than-temporary impairment of cost method investment	(4,263)	(2.7)%	(9,703)	(5.4)%
Interest and other income, net	430	0.3	113	0.1
Total non-operating (expense) income	$(3,833)	(2.4)%	$(9,590)	(5.3)%

Other-than-temporary impairment of cost method investment
As of March 30, 2013, the Company had made a total investment in the equity of OmniGuide, Inc., of $9.0 million. This investment is accounted for as a cost method investment. In the second quarter of 2014, the Company invested an additional $5.0 million in OmniGuide Series F Preferred Stock. As this Series F Preferred Stock round of equity financing was priced below previous rounds, it was considered a triggering event and the Company recorded a $3.6 million impairment charge on its Series D and Series E investments at that time. In the fourth quarter of 2014, further triggering events were identified due to poor operating results through the end of the year combined with decreasing cash levels. As a result, the Company performed an updated valuation of these investments and recorded an additional impairment of $6.1 million, for a total other-than-temporary impairment of $9.7 million in 2014. Remaining carrying value of this cost method investment as of March 29, 2014 was $4.3 million.
In the fourth quarter of 2015, OmniGuide's lender exercised its right to convert the outstanding obligations owed to it by OmniGuide into 100% of OmniGuide's outstanding equity under the applicable financing agreements. This action resulted in an immediate and total impairment of the Company's ownership of OmniGuide, and accordingly the Company recorded a loss of $4.3 million in the fourth quarter of 2015, resulting in zero carrying value on its Consolidated Balance Sheets at March 28, 2015.
Interest and Other Income (Expense), net
Interest and other income (expense), net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Interest and other income, net was $0.4 million in 2015 compared to $0.1 million in 2014. This increase was primarily attributable to a $0.6 million gain on liquidation of a foreign subsidiary, which was partially offset by lower interest yields on our investments and market losses on assets held for our deferred compensation plan.
Income Taxes

	2015		2014
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Provision for (Benefit from) income taxes	$234	(0.5)%	$(92)	0.2%
The provision for income taxes for 2015 was $0.2 million on a pretax loss of $43.6 million, an effective tax rate of (0.5)%. For 2014, the benefit from income taxes was $0.1 million on a pretax loss of $38.4 million, an effective rate of 0.2%. The change in provision for income taxes was primarily due to increased tax expense incurred on our foreign income, partially offset by US tax refunds resulting from the conclusion of a tax audit, a favorable assessment related to the legal settlement in Taiwan and refundable credits. Our effective tax rate is subject to fluctuation based upon the mix of income and relative tax rates between jurisdictions, and the occurrence and timing of numerous discrete events such as changes in tax laws or their interpretations, extensions or expirations of research and experimentation credits, closure of tax years subject to examination, finalization of income tax returns, the relationship of fixed deductions to overall changes in estimated and actual pretax income or loss and the tax jurisdictions where income or loss is generated. Based on currently available information, we are not aware of any further discrete events which are likely to occur that would have a material effect on our financial position, expected cash flows or results of operations.
Net Loss

	2015		2014
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(43,811)	(27.5)%	$(38,334)	(21.1)%
Net loss for 2015 was $43.8 million, or $1.43 per basic and diluted share, compared to net loss of $38.3 million, or $1.28 per basic and diluted share for 2014.

Fiscal Year Ended March 29, 2014 Compared to Fiscal Year Ended March 30, 2013
Net Sales
The following table presents net sales information by previously disclosed product groups and is included as a reference to transition from our prior reporting structure to our new operating segment structure:

	2014		2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Interconnect & Microfabrication Group (IMG)	$120,947	66.8%	$170,360	78.6%
Components Group (CG)	24,441	13.5	27,511	12.7
Semiconductor Group (SG)	35,779	19.7	18,754	8.7
	$181,167	100.0%	$216,625	100.0%
The following table presents net sales information by segment and product:

	2014		2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$81,180	44.8%	$78,941	36.4%
Component Products (CP)	24,441	13.5	27,511	12.7
Semiconductor Products (SP)	35,780	19.7	18,620	8.6
	141,401	78.1	125,072	57.7
Micromachining
Micromachining Products (MP)	39,766	21.9	91,553	42.3
	39,766	21.9	91,553	42.3
Net Sales	$181,167	100.0%	$216,625	100.0%
Net sales for 2014 decreased $35.5 million or 16% from net sales for 2013. By segment, Component Processing sales increased by $16.3 million or 13% and Micromachining sales decreased by $51.8 million or 57% compared to 2013.
IP sales for 2014 increased $2.2 million or 3% compared to 2013 primarily due to increased service and support activity and sales of initial glass singulation systems.
CP sales for 2014 decreased $3.1 million or 11% compared to 2013. The decrease was primarily driven by customer utilization of existing capacity, reflecting only modest growth in end user demand for consumer electronics, partially offset by improved sales of the next generation MLCC testers.
SP sales for 2014 increased $17.2 million or 92% compared to 2013. The increase in SP revenues was primarily driven by the addition of our Semiconductor Systems business, which we acquired in the first quarter of 2014.
MP sales for 2014 decreased $51.8 million or 57% compared to 2013. The decrease was primarily driven by the shipment of advanced microfabrication systems to our largest customer in the first half of 2013 which did not repeat at the same level in 2014, as our largest customer began to move towards a reuse and upgrade approach, Additionally we had lower sales of PCB depaneling tools following a large order in 2013 which did not repeat in 2014.
The following table presents net sales information by geographic region:

	2014		2013
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$136,336	75.3%	$186,346	86.1%
Americas	31,596	17.4	20,907	9.7
Europe	13,235	7.3	9,372	4.3
	$181,167	100.0%	$216,625	100.0%
In 2014, net sales to Americas and Europe increased by $10.7 million and $3.9 million, respectively compared to 2013. The increase was primarily driven by additional sales from our acquired Semiconductor Systems business. Net sales to Asia decreased by $50.0 million due to lower orders for advanced microfabrication products from our largest customer as a result of fewer new designs and utilization of upgrades to satisfy capacity needs.

Gross Profit by operating segment

	2014		2013
(In thousands, except percentages)	Gross Profit	% of Sales	Gross Profit	% of Sales
Component Processing	$63,914	45.2%	$49,435	39.5%
Micromachining	12,175	30.6	37,922	41.4
Corporate and other	(16,218)	—	(26,069)	—
	$59,871	33.0%	$61,288	28.3%
Gross profit was $59.9 million in 2014 compared to $61.3 million in 2013. Overall gross profit was impacted by a decrease in volume and an increase in inventory step-up purchase accounting costs, offset by lower inventory and intangible write-offs associated with discontinued products. Gross margin increased to 33.0% in 2014 compared to 28.3% in 2013, primarily the result of lower inventory and intangible write-offs associated with discontinued products in 2013.
Gross margin for Component Processing increased from 39.5% to 45.2% primarily as a result of higher volumes and favorable mix which included the 5335 flex drilling tool which was introduced in 2014.
Gross margin for Micromachining decreased from 41.4% to 30.6% primarily on the impact of lower volumes partially offset by improved mix of product and support activity.
Corporate and other cost of sales include expenses not allocated to our two operating segments, including stock compensation, amortization of intangibles, restructuring and other expenses. The change in gross profit is due to lower inventory and intangible write-offs associated with discontinued products.
Operating Expenses

	2014		2013
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, service and administration	$51,598	28.5%	$53,086	24.5%
Research, development and engineering	37,839	20.9	37,196	17.2
Restructuring costs	1,070	0.6	2,612	1.2
Gain on sale of property and equipment, net	(1,301)	(0.7)	(1,226)	(0.6)
Gain on acquisition of Semiconductor Systems business	(499)	(0.3)	—	—
Legal settlement proceeds, net	—	—	(15,262)	(7.0)
	$88,707	49.0%	$76,406	35.4%

Selling, Service and Administration
Selling, service and administration (SS&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SS&A expenses for 2014 decreased $1.5 million compared to 2013. This decrease was primarily attributable to the impact of restructuring actions taken at the end of 2013, and a decrease in share-based compensation expenses, partially offset by increased expenses resulting from addition of the Semiconductor Systems business.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for 2013 increased $0.6 million compared to 2013. The increase was primarily due to our acquisition of the Semiconductor Systems business and the development and installation expenses related to a new strategic customer win, partially offset by lower headcount and other variable expenses.
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
Gain on Sale of Property and Equipment, net
During 2014, we sold a portion of land and a building at our Portland, Oregon campus for $3.7 million resulting in a pre-tax gain of $1.3 million. In 2013, we sold a facility located in China for $2.0 million, resulting in a pre-tax gain of $1.3 million, partially offset by loss on disposal of certain fixed assets primarily used in testing and development.
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
Non-operating Income and Expense

	2014		2013
(In thousands, except percentages)	Interest and Other Expense, net	% of Net Sales	Interest and Other Income, net	% of Net Sales
Loss and other-than-temporary impairment of cost method investment	(9,703)	(5.4)	—	—
Interest and other income, net	113	0.1	253	0.1
Total non-operating (expense) income	(9,590)	(5.3)	253	0.1
Other-than-temporary impairment of cost method investments
As of March 30, 2013, the Company had made a total investment in the equity of OmniGuide, Inc., of $9.0 million. The investment is accounted for as a cost method investment. In the second quarter of 2014, the Company invested an additional $5.0 million in OmniGuide Series F Preferred Stock. As this Series F Preferred Stock round of equity financing was priced below previous rounds, it was considered a triggering event and the Company recorded a $3.6 million impairment charge of its Series D and Series E investments at that time. In the fourth quarter of 2014, further triggering events were identified due to poor operating results through the end of the year, combined with decreasing cash levels. As a result the Company performed an updated valuation of these investments and recorded an additional impairment of $6.1 million, for a total other-than-temporary impairment of $9.7 million in 2014. Remaining carrying value of these cost method investments as of March 29, 2014 was $4.3 million.
Interest and Other Income (Expense), net
Interest and other income (expense), net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items.

Income Taxes

	2014		2013
(In thousands, except percentages)	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for (benefit from) income taxes	$(92)	0.2%	$39,851	(268.1)%
The income tax benefit for 2014 was $0.1 million on pretax loss of $38.4 million, an effective tax rate of 0.2%. For 2013, the income tax provision was $39.9 million on pretax loss of $14.9 million, an effective rate of (268.1)%. The 2014 tax benefit was primarily from US tax refunds resulting from the conclusion of a tax audit and refundable credits, offsetting tax expense incurred on our foreign income. In 2013, we recorded a $49.7 million valuation allowance against our U.S. deferred tax assets and attributes. We continue to believe that these tax assets and attributes do not meet the threshold for recognition based on our operating results, future forecasts, and consideration of available tax planning strategies.
Net (Loss) Income

	2014		2013
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net (loss) income	$(38,334)	(21.1)%	$(54,716)	(25.3)%
Net loss for 2014 was $38.3 million, or $1.28 per basic and diluted share, compared to net loss of $54.7 million, or $1.86 per basic and diluted share for 2013.
Financial Condition and Liquidity
At March 28, 2015, our principal sources of liquidity were cash and cash equivalents of $51.0 million, short-term investments of $6.6 million and accounts receivable of $46.0 million. At March 28, 2015, we had a current ratio of 3.99 and held no long-term debt. Working capital of $126.7 million decreased $38.2 million compared to the March 29, 2014 balance of $164.8 million. Cash and cash equivalents were substantially impacted by operating losses, net working capital changes, payment of cash for the Topwin acquisition, payment of quarterly dividends for the first three quarters of 2015 and share repurchases during the first quarter of 2015.
The cash flow impact of net working capital changes represented approximately $9.7 million of cash outflows in 2015 and were primarily related to net increases in accounts receivable of $8.0 million and net decreases in accounts payable and accrued liabilities of $4.0 million. Accounts receivable increased $8.0 million from 2014 and $5.4 million from the third quarter of 2015. The primary reason for the increase in accounts receivable in the fourth quarter of 2015 was due to the comparatively larger level of shipments in the latter part of the quarter, and, to a lesser extent, the addition of receivables from our Topwin acquisition. Additionally, we have granted extended payment terms on a limited basis for competitive reasons. The credit quality of our accounts receivable remains strong and, historically, we have had minimal bad debt losses. We recorded incremental reserves for bad debt of approximately $0.3 million which primarily related to our acquisition of Topwin. The reduction in accounts payable and accrued liabilities of $4.0 million was primarily a result of the timing of inventory receipts, and to a lesser extent by payments earlier in the quarter than historic practice, which we expect to normalize in the first quarter of 2016.
As of March 28, 2015, we have permanently reinvested $28.8 million of foreign earnings primarily related to manufacturing operations in Singapore and China (Topwin).
In February 2015, the Board of Directors suspended the quarterly dividend which was adopted by the Company in December 2011. The Company paid dividends for the first three quarters of 2015 under the 2011 dividend policy. The following table summarizes the quarterly dividends declared and paid by us in 2015 and 2014:

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

We paid aggregate dividends of $7.3 million and $9.6 million in 2015 and 2014, respectively.
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
In the first quarter of 2015 the Company repurchased 207,738 shares for $1.5 million in cash under this authorization at an average price of $7.01 per share, calculated inclusive of commissions and fees. The Company did not repurchase any shares during the subsequent quarters of 2015. In 2014 the Company repurchased 19,832 shares for $0.2 million at an average price of $9.65 per share. The Company has repurchased a total of 227,570 shares to date under this authorization as a part of its publicly announced plan. There is no fixed completion date for the repurchase program.
On March 20, 2015, we entered into a loan and security agreement ("Loan Agreement") with Silicon Valley Bank ("SVB"), as lender. The Loan Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”) with up to $30 million available on a revolving basis, including a $15 million sublimit for letters of credit, until March 20, 2018. Borrowings under the Credit Facility may be used for working capital needs and other general corporate purposes. The Credit Facility has three levels of reporting, pricing, and availability based on the Company’s liquidity and certain borrowing base valuations of the Company’s eligible accounts receivable. Amounts outstanding under the Credit Facility will bear interest at a rate per annum equal to, at the election of the Company, the LIBOR rate or Wall Street Journal prime rate, plus an additional interest rate margin that is determined by the availability of borrowings under the Loan Agreement. The additional interest rate margin will range from 2.0% to 2.75% in the case of LIBOR advances and from 0% to 0.5% for prime rate advances. During an event of default, amounts due under the Loan Agreement will bear interest at a rate per annum equal to 5% above the rate otherwise applicable to such amounts. The Company paid SVB a commitment fee of $75,000 on execution of the Loan Agreement and will be required to pay $12,500 per annum thereafter, and is required to pay a quarterly unused facility fee equal to 0.30% - 0.50% per annum of the average daily unused portion of the commitments under the Credit Facility, depending upon availability of borrowings under the Credit Facility. At March 28, 2015, the Company had no loans outstanding under the Loan Agreement.
Our business requires greater levels of working capital than similar sized businesses in some other industries due to the value of the inventory we need to acquire to fill orders and the large accounts receivable we may hold due to the relatively high unit sales prices of our products. If orders increase we expect that working capital demands will also increase for some period before the associated cash flows are realized.
We believe that our existing cash, cash equivalents, short-term investments and our available credit facilities are adequate to fund our operations and contractual obligations for at least the next twelve months.
Contractual Obligations
The contractual commitments below represent our estimates of future payments under these obligations. The actual payments may differ from these estimates due to changes in our business needs, cancellation provisions, and other factors. We cannot provide certainty regarding the timing of the payment schedule and the amounts of payments.
The following table summarizes our contractual obligations as of March 28, 2015, by the fiscal year in which they are due:

(In thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Purchase commitments	$15,718	$15,565	$153	$—	$—	$—	$—
Operating leases	6,741	2,647	1,849	1,332	897	16	—
	$22,459	$18,212	$2,002	$1,332	$897	$16	$—
The operating lease amounts include our contractual facilities lease obligation at our Chelmsford, Massachusetts plant, which will be closed in the fourth quarter of 2016 as a part of the Company’s plan to streamline its manufacturing and development activities.
This table does not include $9.7 million of unrecognized tax provisions due to the uncertainty with respect to the timing of future cash flows as of March 28, 2015. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.

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
Inventory Valuation
We regularly evaluate the carrying value of inventory based on a combination of factors including, but not limited to, the following: product life cycle, forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Purchasing requirements and alternative uses for the inventory are explored within these processes to mitigate inventory exposure. Inventory materials with quantities in excess of forecasted usage are reviewed quarterly for obsolescence. Obsolescence write-downs are typically caused by engineering change orders or product life cycle changes.
Research and development product costs are generally expensed as incurred. Engineering materials that are expected to provide future value are generally classified as raw materials inventory.
Finished goods are reviewed quarterly by product marketing and operating personnel to determine if inventory carrying value exceeds market selling prices. When necessary, we record inventory write-downs as an increase to cost of sales based on the above factors and take into account worldwide quantities on hand, product life cycle and forecasted demand into our analysis. Additionally, from time to time, we make strategic decisions to exit or alter product lines which may result in an inventory write-down. If circumstances related to our inventories change, our estimates of the value of inventory could materially change. The Company recorded $1.0 million of inventory write-off related charges for discontinued products in 2015.
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
Accrued Restructuring Costs
We have engaged, and may continue to engage, in restructuring actions, which require us to make estimates in certain areas including expenses for severance and other employee separation costs. Because we have a history of paying severance benefits, expenses and liabilities associated with exit or disposal activities are recognized when probable and estimable. For further discussion on the restructuring activities and related charges in 2015, refer to our discussion of “Restructuring Costs” in the “Results of Operations” section above.
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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. When management determines that it is more likely than not that a deferred tax asset will not be fully realized, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. As a result, at the end of fiscal 2013 we recorded a valuation allowance of $46.9 million against our U.S. deferred tax assets and attributes. The valuation allowance against our U.S. deferred tax assets and attributes was $79.9 million and $67.0 million at March 28, 2015 and March 29, 2014, respectively. Should management’s assumptions and expectations be inaccurate, our financial condition and results of operations could be adversely affected in future periods.
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
Valuation of Cost Method Equity Investments
The Company accounts for certain equity investments using the cost method. The total carrying value of these investments were $4.3 million at March 29, 2014 which represented the Company's investment in OmniGuide, Inc. At each reporting period end, the Company determined whether events or circumstances occurred that are likely to have a significant adverse effect on the fair value of the investment. In the fourth quarter of 2015, OmniGuide's lender exercised its right to convert the outstanding obligations owed to it by OmniGuide into 100% of OmniGuide's outstanding equity under the applicable financing agreements, thereby resulting in an immediate impairment of the Company's minority ownership of OmniGuide. The Company recorded an impairment of $4.3 million in the fourth quarter of 2015 and relinquished all holdings in this investment.
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
Identified Intangibles
We assess the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. There were no events or circumstances during 2015 that would indicate the carrying value of our long-lived assets may not be recoverable.
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
Valuation of Goodwill

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired. The carrying value of goodwill was $7.7 million as of March 28, 2015 and $7.9 million as of March 29, 2014. We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether the fair value of the reporting unit is less than its carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of the reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital.
In performance of the annual review of goodwill, the Company conducted the first step of goodwill impairment test for all our newly formed reporting units and determined that the carrying value of the component processing and micromachining reporting units exceeded fair value.  In accordance with ASC Topic 350, Intangibles-Goodwill and Other (Topic 350) and our accounting policies, we tested the Component Processing and Micromachining reporting units' goodwill for impairment using a step two analysis. As a result of that analysis, which is not complete, we recorded an estimated non-cash goodwill impairment charge of $7.9 million to write down the goodwill to its implied fair value as of March 28, 2015. The primary driver of this impairment charge was our reorganization from a single reporting unit and operating segment to multiple reporting units and operating segments as of March 28, 2015, as well as a decline in revenues and operating and cash flow losses which changed the factors used in assessing goodwill. As a result of the reorganization and analysis at a segment and reporting unit level, any goodwill allocated to Component Processing and Micromachining was no longer supported by the estimated fair value of the respective businesses. Under our former reporting unit structure, goodwill was evaluated on the basis of a single reporting unit and fair value was estimated based on market capitalization plus a reasonable control premium.
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
The table below summarizes, by currency, the notional amounts of our forward exchange contracts in U.S. dollars as of March 28, 2015 and March 29, 2014. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalents of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rates at the reporting date.

	Bought (Sold)
(In thousands)	2015	2014
Japanese Yen	$4,263	$4,346
Euro	10,354	13,322
New Taiwan Dollar	(831)	(440)
Korean Won	(3,000)	(1,917)
British Pound	(2,906)	(3,664)
Chinese Renminbi	(4,278)	(1,917)
Singapore Dollar	(598)	(716)
Canadian Dollar	(159)	(136)
	$2,845	$8,878

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Electro Scientific Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 28, 2015 and March 29, 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 28, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Scientific Industries, Inc. and subsidiaries as of March 28, 2015 and March 29, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 26, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
June 26, 2015

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 28, 2015 and March 29, 2014

(In thousands)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$50,994	$68,461
Short-term investments	6,612	38,444
Trade receivables, net of allowances of $712 and $404	45,951	37,813
Inventories	56,637	58,902
Shipped systems pending acceptance	2,516	2,054
Deferred income taxes, net	178	161
Other current assets	6,090	4,674
Total current assets	168,978	210,509
Non-current assets:
Non-current investments	—	3,985
Property, plant and equipment, net	25,858	27,930
Non-current deferred income taxes, net	174	704
Goodwill	7,717	7,889
Acquired intangible assets, net	8,958	6,845
Other assets	9,555	12,347
Total assets	$221,240	$270,209
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,514	$14,465
Accrued liabilities	20,237	20,524
Deferred income tax liability, net	173	170
Deferred revenue	12,376	10,515
Total current liabilities	42,300	45,674
Non-current liabilities:
Income taxes payable	1,176	1,654
Deferred income tax liability, net	443	—
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 30,704 and 30,155 issued and outstanding	189,134	183,193
(Accumulated deficit) retained earnings	(11,741)	39,336
Accumulated other comprehensive (loss) income	(72)	352
Total shareholders’ equity	177,321	222,881
Total liabilities and shareholders’ equity	$221,240	$270,209
See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 28, 2015, March 29, 2014 and March 30, 2013

(In thousands, except per share amounts)	2015	2014	2013
Net sales:
Systems	$111,603	$142,054	$183,531
Service	47,515	39,113	33,094
Total net sales	159,118	181,167	216,625
Cost of sales:
Systems	78,195	100,870	133,141
Service	26,242	20,426	22,196
Total cost of sales	104,437	121,296	155,337
Gross profit	54,681	59,871	61,288
Operating expenses:
Selling, service and administration	49,301	51,598	53,086
Research, development and engineering	35,166	37,839	37,196
Impairment of goodwill	7,889	—	—
Restructuring costs	2,069	1,070	2,612
Gain on sale of property and equipment, net	—	(1,301)	(1,226)
Gain on acquisition of Semiconductor Systems business	—	(499)	—
Legal settlement proceeds, net	—	—	(15,262)
Net operating expenses	94,425	88,707	76,406
Operating loss	(39,744)	(28,836)	(15,118)
Non-operating (expense) income:
Loss and other-than-temporary impairment of cost method investment	(4,263)	(9,703)	—
Interest and other income, net	430	113	253
Total non-operating (expense) income	(3,833)	(9,590)	253
Loss before income taxes	(43,577)	(38,426)	(14,865)
Provision for (benefit from) income taxes	234	(92)	39,851
Net loss	$(43,811)	$(38,334)	$(54,716)
Net loss per share—basic	$(1.43)	$(1.28)	$(1.86)
Net loss per share—diluted	$(1.43)	$(1.28)	$(1.86)
Weighted average number of shares—basic	30,611	29,974	29,357
Weighted average number of shares—diluted	30,611	29,974	29,357
Cash dividends paid per outstanding common share	$0.24	$0.32	$2.32

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the years ended March 28, 2015, March 29, 2014 and March 30, 2013

(In thousands)	2015	2014	2013
Net loss	$(43,811)	$(38,334)	$(54,716)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes of $0, $21 and $0	(384)	37	(198)
Accumulated other comprehensive (loss) income related to benefit plan obligation, net of taxes of ($13), $19, and $8	(25)	22	9
Net unrealized (loss) gain on available-for-sale securities, net of taxes of ($5), $5, and $0	(15)	9	(34)
Comprehensive loss	$(44,235)	$(38,266)	$(54,939)

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended March 28, 2015, March 29, 2014 and March 30, 2013

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated other comprehensive (loss) income	Total Shareholders’ Equity
(In thousands)	Shares	Amount
Balance at March 31, 2012	28,970	$168,143	$210,021	$506	$378,670
Cash dividends paid ($2.32 per outstanding common share)	—	—	(68,077)	—	(68,077)
Employee stock plans	613	8,488	—	—	8,488
Net loss	—	—	(54,716)	—	(54,716)
Other comprehensive loss				(223)	(223)
Balance at March 30, 2013	29,583	176,631	87,228	283	264,142
Cash dividends paid ($0.32 per outstanding common share)	—	—	(9,558)	—	(9,558)
Employee stock plans	592	6,753	—	—	6,753
Share repurchases	(20)	(191)	—	—	(191)
Net loss	—	—	(38,334)	—	(38,334)
Other comprehensive income				69	69
Balance at March 29, 2014	30,155	183,193	39,336	352	222,881
Cash dividends paid ($0.24 per outstanding common share)	—	—	(7,266)	—	(7,266)
Employee stock plans	757	4,555	—	—	4,555
Share repurchases	(208)	(1,456)	—	—	(1,456)
Business acquisition (Note 6)	—	2,842	—	—	2,842
Net loss	—	—	(43,811)	—	(43,811)
Other comprehensive loss				(424)	(424)
Balance at March 28, 2015	30,704	$189,134	$(11,741)	$(72)	$177,321

See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 28, 2015, March 29, 2014 and March 30, 2013

(In thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,811)	$(38,334)	$(54,716)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities (net of acquisitions):
Depreciation and amortization	7,817	7,642	9,905
Amortization of acquired intangible assets	1,502	2,985	4,746
Share-based compensation expense	4,542	6,105	7,861
Provision for doubtful accounts	53	—	—
(Gain) loss on sale of property and equipment, net	(6)	(1,138)	680
Gain on acquisition of Semiconductor Systems business	—	(499)	—
Loss and other-than-temporary impairment of cost method investment	4,263	9,703	—
Impairment of goodwill	7,889	—	—
(Increase) decrease in deferred income taxes	(54)	4,377	40,971
Changes in operating accounts, net of acquisitions:
(Increase) decrease in trade receivables, net	(7,965)	(2,195)	1,232
Decrease in inventories	1,091	7,567	3,564
(Increase) decrease in shipped systems pending acceptance	(462)	(1,047)	353
(Increase) decrease in other current assets	(200)	(728)	633
(Decrease) increase in accounts payable and accrued liabilities	(4,013)	(13,694)	2,550
Increase (decrease) in deferred revenue	1,861	140	(672)
Net cash (used in) provided by operating activities	(27,493)	(19,116)	17,107
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(414,705)	(268,132)	(1,061,654)
Proceeds from sales and maturities of investments	450,507	294,182	1,123,156
Purchase of property, plant and equipment	(5,374)	(7,583)	(6,213)
Proceeds from sale of property, plant and equipment	154	3,657	2,030
Decrease in restricted cash	—	—	22,269
Cash paid for business acquisitions, net of cash acquired	(7,737)	(9,731)	(9,466)
Minority equity investment	—	(5,000)	—
(Increase) decrease in other assets	(2,638)	438	625
Net cash provided by investing activities	20,207	7,831	70,747
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	(7,266)	(9,557)	(68,077)
Payment of withholding taxes on stock-based compensation	(1,850)	(1,589)	(1,910)
Proceeds from issuance of common stock	1,863	2,237	2,537
Share repurchases	(1,456)	(191)	—
Excess tax benefit of share-based compensation	—	—	307
Net cash used in financing activities	(8,709)	(9,100)	(67,143)
Effect of exchange rate changes on cash	(1,472)	(67)	(1,578)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,467)	(20,452)	19,133
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,461	88,913	69,780
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,994	$68,461	$88,913
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(109)	$—	$(21)
Cash paid for income taxes	$(1,157)	$(3,256)	$(1,823)
Income tax refunds received	$633	$163	$890
See Accompanying Notes to Consolidated Financial Statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. ESI's integrated solutions allow industrial designers and process engineers to control the power of laser light to transform materials in ways that differentiate their consumer electronics, wearable devices, semiconductor circuits and high-precision components for market advantage. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Canada, Europe and the United States.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Electro Scientific Industries, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.
The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest March 31. Accordingly, the fiscal 2015 reporting period consisted of a 52-week period ending on March 28, 2015, the fiscal 2014 reporting period consisted of a 52-week period ending on March 29, 2014 and the fiscal 2013 reporting period consisted of a 52-week period ending on March 30, 2013. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.
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
The Company sells a significant portion of its products to a small number of large semiconductor and microelectronics manufacturers. The top ten customers accounted for approximately 40%, 41% and 61% of total net sales in 2015, 2014 and 2013, respectively. One consumer electronics manufacturer accounted for approximately 9%, 15% and 31% of total net sales in 2015, 2014 and 2013, respectively. No other customer individually accounted for more than 10% of total net sales in 2015, 2014 or 2013. The Company’s operating results may be adversely affected if orders and revenues from these key customers decline.
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
The Company’s net investment exposure in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at March 28, 2015 and March 29, 2014 was approximately $64.3 million and $55.4 million, respectively. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $6.4 million and $5.5 million at March 28, 2015 and March 29, 2014, respectively. Foreign exchange rate gains or losses on foreign investments as of March 28, 2015 were reflected as a cumulative translation adjustment, net of tax, and do not affect the Company’s results of operations.

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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. Major improvements and additions are capitalized. When assets are sold or retired, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included as a component of operating expenses.
Long-Lived Asset Impairment
Long-lived assets, principally property, plant and equipment and identifiable long-lived intangibles, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
The Company’s purchased patents are amortized over their estimated useful lives, generally 9 to 17 years.
Other purchased intangible assets with estimated useful lives are carried at cost less accumulated amortization. Amortization expense is recognized on a straight-line basis over the estimated useful lives of the intangible assets, which range from 1 to 10 years.
Goodwill Impairment
The Company accounts for goodwill pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350 as amended in September 2011 by Accounting Standard Update (ASU) 2011-08, “Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment” (ASC ASU 2011-08). ASC Topic 350 requires that goodwill be tested for impairment at least annually. ASC ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting units' fair value is less than its carrying amount before applying the two-step goodwill impairment test. The Company tests goodwill for impairment using a quantitative approach at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value.
In the fourth quarter of 2015 we realigned our products into two segments as a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business. This reorganization required the Company to reassign its reported goodwill to its new reporting units based on the relative fair value of the respective reporting units, and perform an impairment analysis at the reporting unit level. Carrying value of each of the reporting units is determined based on an allocation of the Company's assets and liabilities to the reporting units using reasonable assumptions. If potential impairment is indicated by the step one test, the Company performs a step two test to determine the fair value of goodwill.
Other Assets
Other assets include consignment, demonstration (demo) and training equipment, minority equity investments and long-term deposits.
Consignment, demo and training equipment are recorded at the lower of standard costs or estimated market values, until the assets are sold.
The Company had a minority equity investment in the preferred stock of OmniGuide, Inc. (OmniGuide), a private company at a total carrying value of $4.3 million at March 29, 2014, which was included in other assets on the Consolidated Balance Sheets. The Company’s position in this investment was fully impaired and relinquished in the fourth quarter of 2015. See Note 12 “Other Assets” for further discussion and disclosure relating to this investment.
Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash equivalents and accrued liabilities approximate fair value because of the nature of the underlying transactions and short-term maturities involved. Current and non-current marketable securities are recorded at fair value which is defined under FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820). ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include the following:

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
Revenues associated with sales to customers under local contracts in Japan are recognized upon title transfer, which generally occurs upon customer acceptance. Revenues related to spare parts and consumable sales are generally recognized upon shipment. Revenues related to maintenance and service contracts are generally recognized ratably over the duration of the contracts.
Product Warranty
The Company evaluates obligations related to product warranties quarterly. A standard one-year warranty from the date of acceptance is provided on most products. Warranty charges are comprised of costs to service the warranty, including labor to repair the system and replacement parts for defective items, as well as other costs incidental to the repairs. Warranty charges are recorded net of any cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. Using historical data, the Company estimates average warranty cost per system or part type and records the provision for such charges as an element of cost of sales upon recognition of the related revenue. Additionally, the overall warranty accrual balance is separately analyzed using the remaining warranty periods outstanding on systems and items under warranty, and any resulting changes in estimates are recorded as an adjustment to cost of sales. If circumstances change, or if a significant change in warranty-related incidents occurs, the impact of the change in the warranty accrual could be material. Accrued product warranty is included on the Consolidated Balance Sheets as a component of accrued liabilities.
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
Taxes on Unremitted Foreign Income
The Company provides for income taxes on its foreign subsidiaries’ taxable income based on the effective income tax rate in each respective jurisdiction. The Company provides for deferred taxes on the undistributed earnings of a subsidiary, except to the extent that the income is intended to be indefinitely reinvested or remitted in a tax-free liquidation. The foreign jurisdictions where the Company is permanently reinvested include Singapore and China (Topwin). The cumulative amount of earnings upon which U.S. income taxes have not been provided was $35.3 million and $28.8 million as of March 28, 2015 and March 29, 2014, respectively. The tax liability related to these earnings was $12.2 million and $10.0 million as of March 28, 2015 and March 29, 2014, respectively, which may be offset by foreign tax credits or other tax attributes.
Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes charges or credits to equity that are not the result of transactions with shareholders. Comprehensive income (loss) within these consolidated financial statements includes primarily cumulative foreign currency translation adjustments and unrealized gains and losses on securities available for sale. The cumulative translation adjustment included in accumulated other comprehensive income (loss) at March 28, 2015 and March 29, 2014 was $30 thousand and $0.4 million, respectively.
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
Segment Reporting
The Company complies with ASC Topic 280 “Segment Reporting” (ASC Topic 280). ASC Topic 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC Topic 280, the Company has determined that as of March 28, 2015 it operates in two segments: Component Processing and Micromachining. There are no differences between the accounting policies used for our business segments compared to those used on a consolidated basis.
Immaterial Revision to Prior Period Financial Statements
In the quarter ended March 28, 2015, we revised the presentation of certain amounts on our consolidated statements of operations from prior periods. We revised the presentation of net sales and cost of sales to separately present those amounts that are associated with service and support activities from those amounts associated with system sales. This change does not impact the Company’s previously reported total net sales, operating loss or net loss for the periods presented.
Additionally, the Company has historically included certain personnel expenses associated with the product support and service activities within the line item “Selling, service and administration” in its consolidated statements of operations. The Company has changed the presentation of certain of these expenses to include them as a component of service cost of sales to differentiate those costs attributed to generating revenue from those related to selling and administrative expenses. This revision does not impact the Company’s previously reported operating loss or net loss for the periods presented. The effect of this immaterial change on the consolidated statements of operations for each of the annual periods ending March 28, 2015, March 29, 2014, and March 30, 2013, and for each of the quarters for fiscal 2015 and 2014 is as follows:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year Ended
(In thousands)	As Originally presented	As Revised	As Originally presented	As Revised	As Originally presented	As Revised	As Originally presented	As Revised	As Originally presented	As Revised
Year ended March 28, 2015
Total cost of sales	$21,795	$22,742	$27,075	$28,091	$27,884	$28,948
Gross profit	13,235	12,288	15,781	14,765	15,777	14,713
Selling service & administrative	13,100	12,153	12,915	11,899	13,397	12,333
Net operating expenses	22,245	21,298	21,339	20,323	21,780	20,716

Year ended March 29, 2014
Total cost of sales	$26,786	$27,713	$35,015	$36,065	$21,986	$23,066	$37,081	$38,179	$117,141	$125,023
Gross profit	19,386	18,459	24,632	23,582	16,281	15,201	3,727	2,629	64,026	59,871
Selling service & administrative	14,547	13,620	14,251	13,201	12,408	11,328	14,516	13,418	55,753	51,567
Net operating expenses	22,508	21,581	23,935	22,885	20,875	19,795	25,544	24,446	92,862	88,707

Year ended March 30, 2013
Total cost of sales									$152,372	$155,337
Gross profit									64,253	61,288
Selling service & administrative									56,051	53,086
Net operating expenses									79,371	76,406
The revisions overall, which were not material, had no impact on the reported amounts of total net sales, net loss, net loss per share, cash flows or shareholders’ equity.
Employee Benefit Plans
The Company has an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. During 2015 and 2014, contributions to the plan by the Company were $0.6 million and $0.2 million, respectively.
The Company has defined benefit retirement plans at certain of its foreign subsidiaries. The Company accounts for these plans based on the provisions of ASC Topic 715 “Compensation-Retirement Benefits”.
3. Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company on March 26, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
Stock Plans
In October 2004, the shareholders approved the adoption of the 2004 Stock Incentive Plan (the 2004 Plan) that replaced various stock compensation plans that were previously approved by the shareholders or the Board of Directors (the Replaced Plans), except with respect to options and other awards previously outstanding. Outstanding options and awards remained subject to the terms of the Replaced Plans under which they were originally granted. At that time, the shareholders also approved the reservation of 3,000,000 shares of common stock for issuance under the 2004 Plan. These shares are in addition to any shares of common stock that, at the time the 2004 Plan was approved by shareholders, were available for grant under the Replaced Plans or that may subsequently become available for grant under any of the Replaced Plans through the expiration, termination, forfeiture or cancellation of grants. In January 2005, the Board of Directors approved certain amendments to the 2004 Plan. These amendments prohibit grants of stock options or SARs with an exercise price less than fair market value, require that time-based restricted stock awards have a minimum vesting period of at least three years, with the subject shares vesting no more quickly than one-third annually over the three-year period, and expressly prohibit the reservation of additional shares under the 2004 Plan without shareholder approval. In October 2007, the shareholders approved an additional amendment to the 2004 Plan to permit awards to non-employee service providers and implement certain claw-back provisions. In August 2014, the 2004 Plan was amended to reduce the shares reserved for issuance by 1,000,000 shares and the 1990 Employee Stock Purchase Plan was amended to increase the shares reserved for issuance thereunder by 1,000,000 shares.
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
In September 1990, the shareholders approved the adoption of the 1990 Employee Stock Purchase Plan, as amended in September 1998, October 2003, October 2004, January 2008, August 2009 and August 2014 (the ESPP), pursuant to which 4,400,000 shares of common stock have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15 percent of their base wage and commissions during each pay period. The ESPP provides for separate overlapping twenty-four month offerings starting every three months. Each offering has eight purchase dates occurring every three months on designated dates. The offerings under the ESPP commence on February 15, May 15, August 15 and November 15 of each calendar year. Any eligible employee may participate in only one offering at a time and may purchase shares only through payroll deductions permitted under the ESPP. At the end of each three-month purchase period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of common stock. The purchase price per share is equal to 85 percent of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date of purchase. The ESPP also provides that if the fair market value of the common stock on the first day of the new offering period is less than or equal to the fair market value of the common stock on the first date of any ongoing offering, employees participating in any such ongoing offering will be automatically withdrawn from it and enrolled in the new offering.
The Company granted SARs starting in the first quarter of 2010. SARs grant the right to receive shares of the Company’s stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The Company uses the Black-Scholes model to estimate the fair value of SARs. Similar to options, SARs are recorded at the fair value of the award at grant date and the expense is recognized on a straight-line basis over the requisite service period of the award. The Company granted 634,523 and 63,853 SARs in 2015 and 2014 respectively, and did not grant any SARs in 2013.
Share-based compensation expense was included in the Company’s Consolidated Statements of Operations as follows:

(In thousands)	2015	2014	2013
Cost of sales	$586	$722	$898
Selling, service and administration	2,847	4,213	5,330
Research, development and engineering	1,109	1,170	1,860
Total share-based compensation expense	$4,542	$6,105	$8,088
Share-based compensation expense decreased in 2015 compared to 2014 primarily due to fewer restricted stock unit awards granted and lower stock price on grant dates, partially offset by an increased number of stock settled stock appreciation right awards granted. The share-based compensation expense decrease in 2014 compared to 2013 was primarily due to decreased attainment of performance-based grants in 2014, award cancellations and to a lesser extent, fewer overall awards granted.
The total amount of net cash received from the stock plan awards was insignificant in 2015 and was $0.7 million and $0.6 million for 2014 and 2013, respectively. All stock plan awards are settled with newly issued shares.
No share-based compensation costs were capitalized during 2015, 2014 or 2013. As of March 28, 2015, the Company had $5.9 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.0 years.
Valuation Assumptions
The Black-Scholes option pricing model is utilized to determine the fair value of SARs granted. The following weighted average assumptions were used in calculating the fair value of SARs during the periods presented:

	2015	2014	2013
Risk-free interest rate	2.04%	1.88%	1.63%
Expected dividend yield	4.6%	3.5%	2.6%
Expected lives	7.0 years	6.0 years	1.5 years
Expected volatility	47%	45%	47%
The following weighted average assumptions were used to estimate the fair value of ESPP shares issued in the periods presented:

	2015	2014	2013
Risk-free interest rate	0.24%	0.16%	0.18%
Expected dividend yield	3.2%	3.3%	3.0%
Expected lives	1.1 years	1.1 years	1.1 years
Expected volatility	41%	37%	43%
The risk-free interest rates used are based on the U.S. Treasury yields over the expected terms. In December 2011, the Board of Directors adopted a dividend policy under which the Company made quarterly cash dividends payments. Accordingly, the Company paid a dividend of $0.08 per outstanding common share in first three quarters of 2015 and all four quarters of 2014 and 2013. In the fourth quarter of 2015, the Board of Directors suspended the quarterly dividend payment. The expected dividend yield used is derived using a mathematical formula which uses the expected Company annual dividend rate over the expected term divided by the fair value of the Company’s common stock at the grant date.
The expected term and forfeiture estimates for stock options and SARs are based on an analysis of actual exercise behavior. The expected term for the ESPP is the weighted average length of the purchase periods. The Company uses its historical volatility over the estimated expected term as the expected volatility.
At March 28, 2015, the Company had 6,045,139 shares of its common stock reserved for issuance under all of the above plans combined. Of those shares, 3,658,591 are subject to issuance under currently outstanding stock options, SARs and stock awards and 2,386,548 shares, including 945,645 shares available for issuance under the ESPP, are available for future grants. The total fair value of stock option and SARs awards granted and vested during the period, unvested restricted stock unit awards granted and vested during the period, the intrinsic value of stock options and SARs exercised during the period and the total grant date fair value were:

(In thousands, except per share data)	2015	2014	2013
Stock-Option and SAR Awards:
Grant date fair value per share	$2.12	$2.94	$4.82
Total fair value of options and SARs granted	$1,291	$188	$25
Total fair value of options and SARs vested	$409	$1,305	$2,050
Total intrinsic value of options and SARs exercised	$18	$183	$230
Unvested Restricted Stock Unit Awards:
Grant date fair value per share	$6.80	$10.19	$8.05
Total fair value of awards granted	$5,832	$6,865	$7,026
Total fair value of awards vested	$7,532	$5,251	$6,266
Employee Stock Purchase Plan:
Grant date fair value per share	$1.72	$2.61	$3.22
Total grant date fair value	$559	$699	$869
Share-Based Payment Award Activity
Information with respect to stock option and SAR activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Exercisable at March 29, 2014	1,898,409	$15.27
Granted	634,523	6.91
Exercised	(8,250)	7.26
Expired or forfeited	(295,636)	18.30
Outstanding at March 28, 2015	2,229,046	$12.52	4.45	$—
Vested and expected to vest at March 28, 2015	2,195,313	$12.60	4.37	$—
Exercisable at March 28, 2015	1,556,978	$14.61	2.43	$—
Information with respect to unvested time-based restricted stock unit awards activity was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 29, 2014	1,115,601	$11.47
Awarded	459,295	6.33
Vested	(672,930)	11.19
Forfeited	(66,125)	9.82
Outstanding at March 28, 2015	835,841	$8.90	1.91	$5,149

Information with respect to unvested performance-based restricted stock unit awards activity was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 29, 2014	396,533	$10.33
Awarded	398,905	7.33
Vested	(234)	—
Forfeited	(201,500)	11.63
Outstanding at March 28, 2015	593,704	$7.88	1.81	$3,657

Additionally, the Company will grant approximately 513,328 shares valued at $2.3 million, as compensation to a Principal in the Company who was also a former shareholder of Topwin. The compensation will be recognized over the term of the principle's employment agreement with the Company per the purchase contract. See Note 6 "Business Acquisition” for discussion.

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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 28, 2015 and March 29, 2014 was as follows (in thousands):

March 28, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$14,280	$—	$—	$14,280
Commercial paper	—	15,537	—	15,537
Municipal bonds	—	3,872	—	3,872
Government agencies	—	2,702	—	2,702
Corporate bonds	—	853	—	853
Forward purchase or (sale) contracts:
Japanese Yen	—	(7)	—	(7)
New Taiwan Dollar	—	17	—	17
Korean Won	—	(44)	—	(44)
Euro	—	277	—	277
British Pound	—	(133)	—	(133)
Chinese Renminbi	—	(34)	—	(34)

March 29, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$9,456	$—	$—	$9,456
Corporate bonds	—	17,328	—	17,328
Municipal bonds	—	12,725	—	12,725
Government agencies	—	8,037	—	8,037
Commercial paper	—	6,700	—	6,700
Forward purchase or (sale) contracts:
Japanese Yen	—	25	—	25
New Taiwan Dollar	—	(6)	—	(6)
Korean Won	—	(44)	—	(44)
Euro	—	39	—	39
British Pound	—	(19)	—	(19)
Chinese Renminbi	—	(2)	—	(2)
Singapore Dollar	$—	$1	$—	$1
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at March 28, 2015 and March 29, 2014 were utilized to calculate fair values.
During 2015 and 2014, there were no transfers between Level 1, 2 or 3 assets.

Investments
Certain information regarding the Company’s investments at March 28, 2015 and March 29, 2014 was as follows (in thousands):

		Unrealized
March 28, 2015	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$15,537	$—	$—	$15,537
Municipal bonds	3,870	2	—	3,872
Government agencies	2,702	—	—	2,702
Corporate bonds	853	—	—	853
	$22,962	$2	$—	$22,964
Available-for-sale securities (non-current):
	$—	$—	$—	$—
	$—	$—	$—	$—
		Unrealized
March 29, 2014	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$6,700	$—	$—	$6,700
Government agencies	8,035	2	—	8,037
Corporate bonds	17,321	7	—	17,328
Municipal bonds	8,737	4	—	8,741
	$40,793	$13	$—	$40,806
Available-for-sale securities (non-current):
Municipal bonds	3,976	9	—	3,985
	$3,976	$9	$—	$3,985
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of March 28, 2015 and March 29, 2014.
At March 28, 2015, $23.0 million in investments had maturities within one year.
6. Business Acquisition
Fiscal 2015
On January 15, 2015, the Company acquired all of the outstanding shares of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin), a Chinese manufacturer of laser-based systems, for $7.7 million in cash and 748,944 shares issuable over a three year period, valued at approximately $2.8 million as of the acquisition date. Out of the $2.8 million in equity, approximately one-half, or 374,472 shares, is contingent-based consideration and one-half, or 374,472 shares, is non-contingent and will be issued over a three year period beginning June 30, 2015. The contingent consideration is based on future performance of the acquiree, as evaluated against targets for net income for each year over a three year period. One-third of the contingent shares will be issued after each year if the target is met for that year, however failing to meet stated targets will result in none of the contingent shares being issued for that year. As of the acquisition date, the fair value of 374,472 shares of contingent consideration was estimated to be $0.3 million and the 374,472 shares of non-contingent equity consideration was estimated to be $2.5 million. The fair value of the non-contingent and contingent shares to be issued over the three year period is determined based on the estimated share price as of the issuance date derived through Monte Carlo simulation, discounted back to the acquisition date. The value of the contingent shares includes consideration of the estimated probability of attainment of the net income targets. Analysis supporting the preliminary purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. Additionally, the Company will grant, on the same terms described above, approximately 513,328 shares valued at $2.3 million, as compensation to a Principal in the Company who was also a former shareholder of Topwin. The compensation will be recognized over the term of the Principal's employment agreement with the Company per the purchase contract.

The total purchase price of approximately $10.6 million, net of cash acquired, was allocated to the underlying assets acquired and liabilities assumed based on their fair values. The allocation of purchase price to goodwill and identifiable assets and liabilities is subject to the final determination of purchase price, as the purchase price and asset values are subject to valuation and contractual adjustments of working capital, which has not been settled.
The following table presents the allocation of the purchase price of $10.6 million to the assets acquired and liabilities assumed based on their fair values:

(In thousands)
Accounts receivable, net of allowances of $268	$454
Inventory	544
Prepaid expense and other current assets	86
Property, plant and equipment	23
Acquired intangibles	3,618
Goodwill	7,717
Accounts payable and other accrued liabilities	(1,859)
Total purchase price, net of cash acquired	$10,583
The acquisition is expected to enable the Company to gain entry into the low total-cost-of-ownership solutions market in China. The Company has preliminarily allocated approximately $7.7 million of the purchase price to goodwill, which was assigned to the Topwin reporting unit. The premium paid over the fair value of the individual assets acquired and liabilities assumed reflects the Company’s view that this acquisition was the result of a competitive bid process and has provided the Company with innovative design and manufacturing capabilities for laser-based manufacturing solutions across a variety of complementary applications, together with direct access to local China market, supply chain and opto-electronics knowledge center. None of the goodwill is expected to be deductible for tax purposes.
As a result of the acquisition, the Company recorded approximately $4.7 million of net identifiable assets including $3.6 million of identifiable intangible assets and $1.9 million of identifiable liabilities. The acquired intangible assets consist primarily of $3.5 million of developed technology and will be amortized over their useful lives, which range from one to ten years.
In 2015, the Company also incurred approximately $0.8 million in acquisition-related costs which are included in selling, service and administration expenses in the Consolidated Statements of Operations. The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Topwin as it was not material to the Company’s current year operations and overall financial position.
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

7. Inventories
The components of inventories at March 28, 2015 and March 29, 2014 were as follows:

(In thousands)	2015	2014
Raw materials and purchased parts	$37,991	$38,747
Work-in-process	14,834	12,914
Finished goods	3,812	7,241
	$56,637	$58,902

In 2015 and 2014, the Company recorded a charge against inventory for write-offs associated with discontinued products of $1.0 million and $12.8 million, respectively. See Note 25 "Restructuring and Cost Management Plans" for further discussion on 2015 write-off.
8. Other Current Assets
Other current assets at March 28, 2015 and March 29, 2014 consisted of the following:

(In thousands)	2015	2014
Prepaid expenses	$2,595	$2,601
Value added tax receivable	802	779
Acquisition related receivable	$1,180	$—
Other	1,513	1,294
	$6,090	$4,674

9. Property, Plant and Equipment
Property, plant and equipment as of March 28, 2015 and March 29, 2014 consisted of the following:

(In thousands)	Estimated Useful Lives	2015	2014
Land	n/a	$2,152	$2,068
Buildings and improvements	3 to 40 years	37,841	38,471
Machinery and equipment	3 to 10 years	53,781	51,442
Computer equipment and software	1 to 7 years	34,985	34,282
		128,759	126,263
Less accumulated depreciation		(102,901)	(98,333)
		$25,858	$27,930
Depreciation expense totaled $7.2 million, $7.1 million and $9.2 million in 2015, 2014 and 2013, respectively. For the year ended March 28, 2015, the Company performed a review for impairment based on certain triggering events.  As a result of this review, no impairments of property, plant and equipment were identified. Accounts payable includes $0.4 million for amounts owed on property, plant and equipment purchases as of March 28, 2015.
10. Goodwill
The Company had $7.7 million and $7.9 million in goodwill as of March 28, 2015 and March 29, 2014, respectively. In the fourth quarter of 2015 we realigned our products into two segments as a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business. This reorganization required the Company to reassign its reported goodwill to its new reporting units based on the relative fair value of the respective reporting units. The carrying value of goodwill by reporting unit was approximately $7.7 million for Topwin, $6.3 million for Component Processing and $1.6 million for Micromachining. The Company reviews its goodwill for impairment annually, or more frequently, if events or circumstances indicate that the carrying value of the reporting unit exceeds its fair value. Fair value is determined based on the present value of estimated cash flows for the reporting unit developed using available industry and market information, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital.

In performance of the annual review of goodwill, the Company conducted the first step of goodwill impairment test for all our newly formed reporting units and determined that the carrying value of the component processing and micromachining reporting units exceeded fair value. In accordance with ASC Topic 350, Intangibles-Goodwill and Other (Topic 350) and our accounting policies, we tested the Component Processing and Micromachining reporting units' goodwill for impairment using a step two analysis. As a result of that analysis, which is not complete, we recorded an estimated non-cash goodwill impairment charge of $7.9 million to write down the goodwill to its implied fair value as of March 28, 2015. The primary driver of this impairment charge was our reorganization from a single reporting unit and operating segment to multiple reporting units and operating segments as of March 28, 2015, as well as a decline in revenues and operating and cash flow losses which changed the factors used in assessing goodwill. As a result of the reorganization and analysis at a segment and reporting unit level, any goodwill allocated to Component Processing and Micromachining was no longer supported by the estimated fair value of the respective businesses. Under our former reporting unit structure, goodwill was evaluated on the basis of a single reporting unit and fair value was estimated based on market capitalization plus a reasonable control premium.

See Note 6 "Business Acquisition" for further discussion on Topwin goodwill.
11. Acquired Intangible Assets
Acquired intangible assets as of March 28, 2015 and March 29, 2014 consisted of the following:

(In thousands, except years)	Weighted Average Useful Life (In years)	2015	2014
Developed technology	6.7	$20,001	$13,315
Customer relationships	5.6	3,154	3,154
Customer backlog	0.9	1,341	1,250
Trade name and trademarks	3	463	463
Fair value of below-market lease (non-current portion)	3.8	310	310
Change of control agreements	1	100	100
Patents	12.9	3,469	3,427
In-process research and development	Indefinite	—	3,204
		28,838	25,223
Less accumulated amortization		(19,880)	(18,378)
Total acquired intangible assets		$8,958	$6,845

We performed a review of our acquired intangible assets in the fourth quarter of 2015, including a review for impairment based on certain triggering events and no significant impairments of intangible assets were detected.

Amortization expense for acquired intangible assets has been recorded on the Consolidated Statements of Operations as follows:

(In thousands)	2015	2014	2013
Cost of sales	$1,095	$2,293	$4,239
Selling, service and administration	210	212	305
Research, development and engineering	197	480	240
	$1,502	$2,985	$4,784
The estimated amortization expense for acquired intangible assets in future years is as follows (in thousands):

Year	Amortization
2016	$(1,375)
2017	(1,208)
2018	(1,199)
2019	(1,199)
2020	(1,147)
Future years	(2,830)
$(8,958)
12. Other Assets
Other assets consisted of the following as of March 28, 2015 and March 29, 2014:

(In thousands)	2015	2014
Minority equity investment	$—	$4,263
Consignment and demo equipment, net	7,164	5,938
Long term deposits and other	2,391	2,146
	$9,555	$12,347
Minority equity investment represented the Company's investment in OmniGuide, Inc., which was accounted for as a cost method investment. At each reporting period end, the Company determined whether events or circumstances occurred that are likely to have a significant adverse effect on the fair value of the investment.
The total carrying value of this investment was zero at March 28, 2015 and $4.3 million at March 29, 2014. In the fourth quarter of 2015, OmniGuide's lender exercised its right to convert the outstanding obligations owed to it by OmniGuide into 100% of OmniGuide's outstanding equity under the applicable financing agreements, thereby resulting in an immediate impairment of the Company's minority ownership of OmniGuide. The Company recorded an impairment of $4.3 million in the fourth quarter of 2015 and relinquished all holdings in this investment.
Depreciation expense for demo equipment totaled $0.6 million in each of 2015 and 2014, and $0.7 million in 2013.
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

Net deferred tax assets and liabilities at March 28, 2015 and March 29, 2014 consisted of the following:

(In thousands)	2015	2014
Deferred tax assets and liabilities:
Current
Inventory valuation and warranty costs	$10,781	$13,650
Receivables and other current assets	(272)	(311)
Payroll-related accruals	1,288	1,594
Accrued liabilities	2,382	926
Deferred revenue	3,368	2,900
Other	1,029	(161)
Total current deferred tax assets	18,576	18,598
Valuation allowance, current	(18,571)	(18,607)
Net current deferred tax assets (liabilities)	$5	$(9)
Non-current
Deferred compensation	$4,704	$6,482
Intangible assets and investments	(1,677)	2,446
Accrued liabilities	454	186
Property, plant and equipment	5,187	4,634
Other comprehensive income	(112)	(253)
Tax loss and credit carryforwards	59,137	42,324
Other assets	1,049	1,473
Total non-current deferred tax assets	68,742	57,292
Valuation allowance, non-current	(69,011)	(56,588)
Net non-current deferred tax (liabilities) assets	$(269)	$704
Total deferred tax assets	$87,318	$75,890
Total valuation allowance	(87,582)	(75,195)
Net deferred tax (liabilities) assets	$(264)	$695
The Company had approximately $68.5 million and $49.7 million in tax assets resulting from federal, state and foreign net operating losses and tax credits as of March 28, 2015 and March 29, 2014, respectively as follows:

(In thousands)	2015	2014
Federal net operating losses	$19,785	$7,691
State net operating losses	3,467	3,100
Foreign operating losses and tax credits	11,433	11,527
Federal research credits	19,670	18,332
State research credits	4,287	3,953
Federal minimum tax credit	1,049	1,106
Federal capital losses	8,855	4,024
	$68,546	$49,733
The federal and state net operating losses expire on various dates through fiscal 2035. The majority of the foreign tax credits expire on various dates through fiscal 2025. The federal and most of the state research credits expire on various dates through fiscal 2035. Certain state research credits and the federal minimum tax credits are available indefinitely. The state net operating losses and credits are reflected net of their federal tax impact.

A valuation allowance is required if it is more likely than not that all or a part of a deferred tax asset will not be realized in the future. A valuation allowance of $87.6 million and $75.2 million was recorded as of March 28, 2015 and March 29, 2014, respectively. The valuation allowance increased by $12.4 million in 2015 primarily due to higher net operating losses, tax credits and capital losses.

The components of income before income taxes and the (benefit from) provision for income taxes, all from continuing operations, were as follows:

(In thousands)	2015	2014	2013
Loss before income taxes:
Domestic	$(39,656)	$(37,739)	$(16,935)
Foreign	(3,921)	(687)	2,070
Total loss before income taxes	$(43,577)	$(38,426)	$(14,865)
Provision for (benefit from) income taxes:
Current:
U.S. federal and state	$(983)	$(605)	$(2,978)
Foreign	1,205	437	1,767
	222	(168)	(1,211)
Deferred:
U.S. federal and state	5	(26)	40,055
Foreign	7	102	1,007
	12	76	41,062
Total provision for (benefit from) income taxes	$234	$(92)	$39,851

The portion of the tax benefit derived from stock-based compensation that is allocated as common stock was $0.0 million in 2015, 2014 and 2013.
A reconciliation of the Company’s effective tax rate to the United States federal statutory income tax rate was as follows:

	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(1.1)	(0.6)	1.1
Tax credits	4.2	3.0	11.3
Domestic production and export tax incentives	—	—	3.7
Non-U.S. income taxed at different rates	2.1	3.3	8.4
Changes in unrecognized tax benefits	(2.4)	2.1	3.6
Change in valuation allowance	(32.3)	(38.0)	(327.2)
Stock compensation	(4.2)	(4.1)	(3.6)
Other, net	(2.0)	(0.5)	(0.4)
	(0.7)%	0.2%	(268.1)%
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
The Company operates globally but considers its significant tax jurisdictions to include Canada, China, France, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States. As of March 28, 2015, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Canada	2011 and forward
China	2005 and forward
France	2012 and forward
Japan	2008 and forward
Korea	2010 and forward
Singapore	2011 and forward
Taiwan	2010 and forward
United Kingdom	2011 and forward
United States	2004 and forward
A US federal income tax audit for the 2011 and 2012 tax period concluded in the final quarter of 2014 and resulted in a tax refund of $0.5 million.
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits for the years ended March 28, 2015 and March 29, 2014 was as follows:

(In thousands)	2015	2014
Beginning unrecognized tax benefits balance	$9,356	$9,210
Gross increases for tax positions of prior years	849	44
Gross decreases for tax positions of prior years	(1,013)	—
Gross increases for tax positions for current year	462	102
Ending unrecognized tax benefits balance	$9,654	$9,356
The unrecognized tax benefits were presented as long-term income taxes payable on the Consolidated Balance Sheets net of offsetting deferred tax assets. If recognized the net impact to the effective tax rate associated with the unrecognized tax benefits would be $0.2 million and $1.0 million as of March 28, 2015 and March 29, 2014, respectively. The company records interest and penalties related to unrecognized tax benefits as tax expense. The interest and penalties were minimal in 2015 and 2014. The Company expects no decrease in unrecognized tax benefits within the next twelve months from the lapse in statutes of limitation. The Company also expects the annual increases to be consistent with prior years and does not anticipate any significant changes in unrecognized tax benefits in the next twelve months as the result of examinations.
14. Accrued Liabilities
Accrued liabilities consisted of the following at March 28, 2015 and March 29, 2014:

(In thousands)	2015	2014
Payroll-related liabilities	$6,723	$6,166
Product warranty accrual	3,342	4,215
Restructuring and cost management amounts payable	1,997	1,050
Pension benefit liabilities	1,853	1,912
Purchase order commitments and receipts	1,815	2,569
Professional fees payable	1,237	1,933
Customer deposits	1,057	375
Value added taxes payable	474	332
Freight accrual	171	503
Income taxes payable	83	162
Other	1,485	1,307
	$20,237	$20,524

15. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual for 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Product warranty accrual, beginning	$4,215	$5,411	$4,187
Warranty charges incurred, net	(6,468)	(7,178)	(7,381)
Provision for warranty charges	5,595	5,982	8,605
Product warranty accrual, ending	$3,342	$4,215	$5,411
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
16. Deferred Revenue
The following is a reconciliation of the changes in deferred revenue for 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Deferred revenue, beginning	$10,515	$10,196	$10,751
Revenue deferred	46,139	34,594	54,535
Revenue recognized	(44,278)	(34,275)	(55,090)
Deferred revenue, ending	$12,376	$10,515	$10,196
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
At March 28, 2015 and March 29, 2014, the Company had net forward exchange contracts to purchase foreign currencies totaling $2.8 million and $8.9 million, respectively. In general, these contracts mature in less than six months and the counterparties are large, highly rated banks; therefore, the Company believes that the risk of loss as a result of nonperformance by the banks is minimal.
The table below summarizes, by currency, the notional amounts of forward exchange contracts in U.S. dollars as of March 28, 2015 and March 29, 2014. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalents of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rates as of March 28, 2015 and March 29, 2014.

	Bought (Sold)
(In thousands)	2015	2014
Japanese Yen	$4,263	$4,346
Euro	10,354	13,322
New Taiwan Dollar	(831)	(440)
Korean Won	(3,000)	(1,917)
British Pound	(2,906)	(3,664)
Chinese Renminbi	(4,278)	(1,917)
Singapore Dollar	(598)	(716)
Canadian Dollar	(159)	(136)
	$2,845	$8,878

18. Commitments and Contingencies
The aggregate minimum commitment obligation under operating leases beyond March 28, 2015 was as follows (in thousands):

Year	Operating Leases
2016	$2,647
2017	1,849
2018	1,332
2019	897
2020	16
Thereafter	—
$6,741
The Company leases certain equipment, automobiles, manufacturing and office space under operating leases, which are non-cancelable and expire on various dates through fiscal 2020. Rental expense for all operating leases was $2.7 million, $2.8 million and $2.6 million in 2015, 2014 and 2013, respectively. The operating lease amount includes our contractual facility lease obligation at Chelmsford, Massachusetts plant, which will be closed in the fourth quarter of 2016 as a part of the Company’s plan to streamline its manufacturing and development activities. See Note 25 "Restructuring and Cost Management Plans" for further discussion on Chelmsford plant closure plan.
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
19. Loan Agreement
On March 20, 2015, the Company entered into a loan and security agreement ("Loan Agreement") with Silicon Valley Bank ("SVB"), as lender. The Loan Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”) with up to $30 million available on a revolving basis, including a $15 million sublimit for letters of credit, until March 20, 2018. Borrowings under the Credit Facility may be used for working capital needs and other general corporate purposes. The Credit Facility has three levels of reporting, pricing, and availability based on the Company’s liquidity and certain borrowing base valuations of the Company’s eligible accounts receivable. Amounts outstanding under the Credit Facility will bear interest at a rate per annum equal to, at the election of the Company, the LIBOR rate or Wall Street Journal prime rate or, plus an additional interest rate margin that is determined by the availability of borrowings under the Loan Agreement. The additional interest rate margin will range from 2.0% to 2.75% in the case of LIBOR advances and from zero percent to 0.5% for prime rate advances. During an event of default, amounts due under the Loan Agreement will bear interest at a rate per annum equal to 5% above the rate otherwise applicable to such amounts. The Company paid SVB a commitment fee of $75,000 on execution of the Loan Agreement and will be required to pay $12,500 per annum thereafter, and is required to pay a quarterly unused facility fee equal to 0.30% - 0.50% per annum of the average daily unused portion of the commitments under the Credit Facility, depending upon availability of borrowings under the Credit Facility.
At March 28, 2015, the Company had no loans outstanding under the Loan Agreement.
20. Loss Per Share
The following was a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share for 2015, 2014 and 2013:

(In thousands, except per share data)	2015	2014	2013
Net loss	$(43,811)	$(38,334)	$(54,716)
Weighted average shares used for basic earnings per share	30,611	29,974	29,357
Incremental diluted shares	—	—	—
Weighted average shares used for diluted earnings per share	30,611	29,974	29,357
Net loss per share:
Net loss—basic	$(1.43)	$(1.28)	$(1.86)
Net loss—diluted	$(1.43)	$(1.28)	$(1.86)
Awards of options, SARs and unvested restricted stock units representing an additional 2.9 million, 3.8 million and 3.4 million shares of stock for 2015, 2014 and 2013, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
21. Shareholders’ Equity
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
The following table provides information with respect to share repurchases by the Company during 2015 and 2014.

Fiscal Year	Total number of shares purchased	Average price paid per share	Total value of shares repurchased (in millions)	Maximum value of shares that may yet be purchased under the program (in millions)
2015	207,738	$7.01	$1.5	$18.3
2014	19,832	$9.65	$0.2	$19.8
In the first quarter of 2015 the Company repurchased 207,738 shares for $1.5 million in cash under this authorization at an average price of $7.01 per share, calculated inclusive of commissions and fees. The Company did not repurchase any shares during the subsequent quarters of 2015. In 2014 the Company repurchased 19,832 shares for $0.2 million at an average price of $9.65 per share.
The Company has repurchased a total of 227,570 shares to date under this authorization as a part of its publicly announced plan. Any cash used to settle repurchase transactions is reflected as a component of cash used in financing activities on the Consolidated Statements of Cash Flows. There is no fixed completion date for the repurchase program.
Dividends
In February 2015, the Board of Directors suspended the quarterly dividend which was adopted by the Company in December 2011. The Company paid dividends in the first three quarters of 2015 under the 2011 dividend policy. The following table summarizes the quarterly dividends declared and paid by us in 2015 and 2014:

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
The Company paid aggregate dividends of $7.3 million and $9.6 million in 2015 and 2014, respectively.

22. Legal Proceedings
In the ordinary course of business, we are involved in various legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
23. Shareholder Rights Plan
The Company had a shareholder rights plan, under which each share of common stock carries with it an associated right (a “Right”). Each Right entitled the holder to purchase 1/100 of a share of Series A No Par Preferred Stock at a purchase price of $60, subject to adjustment. The Rights did not have voting or dividend rights and, until they became exercisable, had no dilutive effect on the Company’s earnings.
In March 2015, the Company entered into an amendment to the shareholders rights plan, pursuant to which the final expiration date was advanced from May 18, 2019 to March 26, 2015. As a result of the amendment, at March 28, 2015, there are no outstanding Rights and the shareholder rights plan had terminated.
24. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Prior to the fourth quarter of 2015, we operated in one segment, high-technology manufacturing equipment, which was comprised of products that were classified in three groups: interconnect and micromachining, semiconductor and component. As a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business, we realigned our products into two segments. As of March 28, 2015 we operate in two segments, Component Processing and Micromachining. The Company is providing supplemental historical information of net sales and gross profit by operating segment for the years 2015, 2014 and 2013.
The following table presents net sales information by previously disclosed product groups and is included as a reference to transition from our prior reporting structure to our new operating segment structure:

(In thousands)	2015	2014	2013
Interconnect & Microfabrication Group (IMG)	$101,433	$120,947	$170,360
Semiconductor Group (SG)	38,586	35,779	18,754
Components Group (CG)	19,099	24,441	27,511
	$159,118	$181,167	$216,625
The following table presents net sales information by operating segments:

(In thousands)	2015	2014	2013
Component Processing	$124,598	$141,401	$125,072
Micromachining	34,520	39,766	91,553
	$159,118	$181,167	$216,625
The following table presents gross profit by operating segments:

(In thousands)	2015	2014	2013
Component Processing	$50,970	$63,914	$49,435
Micromachining	6,383	12,175	37,922
Corporate and other	(2,672)	(16,218)	(26,069)
	$54,681	$59,871	$61,288

Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment management are responsible. Corporate and other charges include amortization of acquired intangible assets, stock-based compensation, restructuring and other costs. Selling, service, general and administrative and other operating expenses are managed at the functional and corporate levels, and because allocation to the market segments would be arbitrary, have not been allocated to the market segments. See the consolidated statements of operations for reconciliations from gross profit to income before taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.

Net sales by geographic area, based on the location of the end user, were as follows:

(In thousands)	2015	2014	2013
Asia	$124,049	$136,336	$186,346
Americas	18,067	31,596	20,907
Europe	17,002	13,235	9,372
	$159,118	$181,167	$216,625
Assets, excluding goodwill are not allocated to segments for internal reporting presentations and are managed at corporate level. The total carrying value of $7.7 million of goodwill was allocated to the Topwin reporting unit as of March 28, 2015.

(In thousands)	2015
Topwin	7,717
$7,717
Long-lived assets, exclusive of investments and net deferred tax assets, by geographic area were as follows:

(In thousands)	2015	2014
Americas	$32,620	$38,930
Asia	19,775	6,271
Europe	9,835	9,810
	$62,230	$55,011
25. Restructuring and Cost Management Plans
In March 2015, as a part of the plan to streamline its manufacturing and development activities, the Company initiated a restructuring plan to close the assembly plant and development center located in Chelmsford, Massachusetts. The estimated completion date of the plan is the end of fiscal 2016. As a result of this action, the Company recognized $3.0 million of restructuring costs in 2015 primarily related to $2.0 million of employee severance and related benefits charged against operating expenses and $1.0 million of inventory write-off charges associated with products that will not be transferred to other production sites of the Company. The inventory write-off charges were recorded to cost of sales. The corresponding liability was included in accrued liabilities on the Consolidated Balance Sheets.
In 2015, the Company made cash payments of $1.0 million consisting primarily of $0.6 million of contractual payments to our former Chief Executive Officer and a $0.4 million in employee severance and related payments for the Asia restructuring plan initiated in 2013. The 2013 restructuring plan was initiated to improve efficiency, transition from memory repair and other legacy products, and focus on laser microfabrication for consumer electronics, emerging technologies related to semiconductor 3D packaging, and proprietary laser technology. Additionally, this plan included consolidation of certain development and manufacturing activities in Asia to our Singapore facility. The plan was completed in 2015 and there are no unpaid restructuring costs associated with this plan in accrued liabilities balance at March 28, 2015.
The following table presents the amounts related to restructuring and cost management amounts payable (in thousands):

Restructuring costs payable balance as of March 30, 2013	$485
Employee severance and related benefits:
Cash payments	(204)
Costs incurred and other adjustments	769
Restructuring costs payable balance as of March 29, 2014	1,050
Employee severance and related benefits:
Cash payments	(985)
Costs incurred and other adjustments	1,932
Restructuring costs payable balance as of March 28, 2015	$1,997

26. Quarterly Financial Information (Unaudited)

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended March 28, 2015
Net sales
Systems	$23,424	$30,273	$31,750	$26,156
Service	11,606	12,583	11,911	11,415
Total net sales	35,030	42,856	43,661	37,571
Cost of sales:
Systems	16,934	20,742	22,031	18,488
Service	5,808	7,349	6,917	6,168
Total cost of sales	22,742	28,091	28,948	24,656
Gross profit	12,288	14,765	14,713	12,915
Net operating expenses	21,298	20,323	20,716	24,197
(Benefit from) provision for income taxes	(713)	441	437	69
Net loss	(8,251)	(6,243)	(6,376)	(22,941)
Basic net loss per share	(0.27)	(0.20)	(0.21)	(0.75)
Diluted net loss income per share	(0.27)	(0.20)	(0.21)	(0.75)
Dividends per outstanding common share
Declared	$0.08	$0.08	$0.08	$—
Paid	$0.08	$0.08	$0.08	$—
Year ended March 29, 2014
Net sales
Systems	$38,050	$49,751	$27,704	$26,549
Service	8,122	9,896	10,563	10,532
Total net sales	46,172	59,647	38,267	37,081
Cost of sales:
Systems	22,625	31,398	17,249	29,598
Service	5,088	4,667	5,817	4,854
Total cost of sales	27,713	36,065	23,066	34,452
Gross profit	18,459	23,582	15,201	2,629
Net operating expenses	21,581	22,885	19,795	24,446
Provision for (benefit from) income taxes	101	(33)	141	(301)
Net loss	(3,283)	(2,778)	(4,640)	(27,633)
Basic net loss per share	(0.11)	(0.09)	(0.15)	(0.92)
Diluted net loss per share	(0.11)	(0.09)	(0.15)	(0.92)
Dividends per outstanding common share
Declared	$0.08	$0.08	$0.08	$0.08
Paid	$0.08	$0.08	$0.08	$0.08
The sum of the quarterly data presented in the table above for fiscal 2015 and 2014 may not equal annual results due to rounding.

1.	In the fourth quarter of 2015, gross profit included $1.0 million of charges for inventory write-offs related to the Chelmsford, Massachusetts restructuring plan.

2.
In the fourth quarter of 2015, net operating expenses included a non-cash goodwill impairment charge of $7.9 million to write down the goodwill to its implied fair value as of March 28, 2015, a $2.0 million restructuring cost related to the Chelmsford, Massachusetts restructuring plan, primarily consisting of employee severance and related costs.

3.	In each of the third and fourth quarters of 2015, net operating expenses included $0.3 million and $0.5 million of acquisition and integration charges related to Topwin.

4.	In the fourth quarter of 2015, net non-operating expenses included a loss on a cost method investment of $4.3 million and a $0.6 million gain on liquidation of a foreign subsidiary.

5.	In the fourth quarter of 2015, the Board of Directors voted to suspend the quarterly dividend.

6.	In the fourth quarter of 2014, gross profit included $12.8 million of charges for inventory write-offs.

7.	In the fourth quarter of 2014, gross profit included $1.1 million in restructuring costs, and $1.0 million in charges for asset write-offs.

8.	In the fourth and second quarters of 2014, net non-operating expenses included an other-than-temporary impairment of a cost method investment of $6.1 million and $3.6 million, respectively.

9.	In the third quarter of 2014, net operating expenses included a net gain on sale of property and equipment of $1.3 million.
27. Subsequent Events
The Company has evaluated subsequent events from the statement of assets, liabilities and shareholders' equity date through the date at which the financial statements were available to be issued, and determined there are no other items to disclose.
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
(a) Evaluation of Disclosure Controls and Procedures
We performed an evaluation of our disclosure controls and procedures in connection with preparation of this Annual Report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (the SEC). Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 28, 2015, because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 28, 2015 using the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electro Scientific Industries, Inc. acquired Wuhan Topwin Optoelectronics Technology Co., Ltd. during 2015, and management excluded from its assessment of the effectiveness of Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 28, 2015 Wuhan Topwin Optoelectronics Technology Co., Ltd.’s internal control over financial reporting associated with total assets of approximately $7.3 million and total liabilities of $3.0 million and total revenues of approximately $0.5 million included in the consolidated financial statements of Electro Scientific Industries, Inc. as of and for the year ended March 28, 2015.
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on the evaluation performed, our management has concluded that our internal control over financial reporting was not effective as of March 28, 2015, because of the following material weaknesses in our internal control over financial reporting:

We did not effectively design our risk assessment process and certain review and process level controls over the accounting and disclosure of complex, judgmental accounting matters and non-routine transactions. Our risk assessment process and certain review and process level controls were not designed at an appropriate level of precision to identify and analyze changes in the business, ensure that the Company’s financial reporting was aligned with those changes, and to ensure sufficient technical accounting expertise was applied in the judgments related to significant, complex, and non-routine transactions.
The control deficiencies resulted in material misstatements in our preliminary consolidated financial statements for fiscal 2015 relating to events that occurred in our fourth quarter of fiscal 2015 affecting goodwill, disclosures related to the Topwin acquisition, disclosures related to operating segments, presentation of service revenue and associated cost of sales on the statements of operations.
These misstatements were corrected prior to the issuance of the annual consolidated financial statements. In addition, in some instances, no material misstatements were identified. The control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of March 28, 2015.
KPMG LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this annual report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of March 28, 2015, and has issued an adverse report which is included in (f) below.
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
(d) Changes in Internal Control
Other than the material weaknesses noted in 9(b) above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(e) Remediation of Material Weaknesses in Internal Control Over Financial Reporting
The Company is in the process of identifying and implementing certain changes in our internal controls to address the material weaknesses. Specifically, the Company is documenting, implementing, and assessing necessary changes in the risk assessment process and in the design of the controls and identifying additional procedures and expertise required to ensure effective management and technical review of significant, complex, and non-routine transactions.

(f) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Electro Scientific Industries, Inc.:
We have audited Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electro Scientific Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the ineffective design of the risk assessment process and certain review and process level controls over the accounting and disclosure of complex, judgmental accounting matters and non-routine transactions have been identified and included in management’s assessment of internal control over financial reporting.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electro Scientific Industries, Inc. and subsidiaries as of March 28, 2015 and March 29, 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 28, 2015. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the March 28, 2015 consolidated financial statements, and this report does not affect our report dated June 26, 2015, which expressed an unqualified opinion on those consolidated financial statements.
Electro Scientific Industries, Inc. acquired Wuhan Topwin Optoelectronics Technology Co., Ltd. during 2015, and management excluded from its assessment of the effectiveness of Electro Scientific Industries, Inc.’s internal control over financial reporting as of March 28, 2015 Wuhan Topwin Optoelectronics Technology Co., Ltd.’s internal control over financial reporting associated with total assets of approximately $7.3 million, total liabilities of $3.0 million and total revenues of approximately $0.5 million included in the consolidated financial statements of Electro Scientific Industries, Inc. as of and for the year ended March 28, 2015. Our audit of internal control over financial reporting of Electro Scientific Industries, Inc. also excluded an evaluation of the internal control over financial reporting of Wuhan Topwin Optoelectronics Technology Co., Ltd.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Electro Scientific Industries, Inc. has not maintained effective internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Portland, Oregon
June 26, 2015
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about the Company’s audit committee, is included under the headings “Proposal 1: Election of Directors,” “Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item is included under the headings “Board Compensation,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Certain information required by this item is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Independence” in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is included under “Principal Accounting Fees and Services” in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3.1		Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2010.
3.2		2009 Amended and Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 26 2015.
10.1	*	2000 Stock Option Plan. Incorporated by reference to Exhibit 10-F of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.
10.2	*	2000 Stock Option Incentive Plan. Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.
10.3	*
Loan and Security Agreement, dated March 20, 2015, between the Company and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-k filed on March 23, 2015.

10.4	*
Form of Change in Control Agreement between the Company and Edward Grady. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2014 (the “December 2014 10-Q”).

10.5	*	Form of Stock Settled Stock Appreciation Rights Agreement between the Company and Edward Grady (November 18, 2014 awards). Incorporated by reference to Exhibit 10.2 to the December 2014 10-Q.
10.6	*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and Edward Grady (November 18, 2014). Incorporated by reference to Exhibit 10.3 to the December 2014 10-Q.
10.7	*
Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and executives other than Edward Grady (November 18, 2014). Incorporated by reference to Exhibit 10.4 to the December 2014 10-Q.

10.8
Form of Performance-Based Restricted Stock Unit Agreement (May 2014 grants). Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014

10.9	*	2004 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 25, 2014.

10.10	*	Deferred Compensation Plan 2008 Restatement. Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008 (the “2008 10-K”).
10.11	*	Amendment No. 1 to Deferred Compensation Plan 2008 Restatement. Incorporated by reference to Exhibit 10.31 of the 2008 10-K.
10.12	*
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

10.18	*
Form of Notice of Grant of Stock Options and Option Agreement and related Option Terms and Conditions (Non-Qualified Stock Options granted to Directors) (for awards made in May 2006). Incorporated by reference to Exhibit 10.2 of the May 30 8-K.

10.19	*
Form of Change in Control Agreement between the Company and each of Robert DeBakker and Paul Oldham. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2006.

10.20	*	Form of Restricted Stock Unit Agreement for directors. Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed July 25, 2006.
10.21	*	Form of Notice of Grant of Stock Options and Option Agreement and related Terms and Conditions (for awards made after February 2008). Incorporated by reference to Exhibit 10.27 of the 2008 10-K.
10.22	*
Form of Stock Appreciation Rights Agreement (for awards made prior to May 2010). Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2009.

10.23	*	Form of Indemnification Agreement for directors and certain officers. Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on February 17, 2010.
10.24	*
Form of Performance-Based Restricted Stock Units Award Agreement (for awards made on May 13, 2010). Incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended April 22, 2011 (the "2011 10-K").

10.25	*	Form of Restricted Stock Units Award Agreement (for awards made on May 13, 2010). Incorporated by reference to Exhibit 10.33 of the 2011 10-K.
10.26	*	Form of Stock Appreciation Rights Agreement (for awards made on May 13, 2010). Incorporated by reference to Exhibit 10.34 of the 2011 10-K.
10.27	*	Form of Restricted Stock Units Award Agreement (for awards made on or after May 12, 2011). Incorporated by reference to Exhibit 10.40 of the 2012 10-K.
10.28	*	Form of Performance-Based Restricted Stock Units Award Agreements (for awards made on or after August 8, 2012 and prior to May 2014).
10.29
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

10.30	*
Offer Letter, dated February 23, 2014, between Electro Scientific Industries, Inc. and Edward C. Grady. Incorporated by reference to Exhibit 10 of the Company’s Current Report on form 8-K filed February 27, 2014.

21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney for Frederick Ball
24.2		Power of Attorney for Richard J. Faubert
24.3		Power of Attorney for Edward C. Grady
24.4		Power of Attorney for Barry L. Harmon
24.5		Power of Attorney for David Nierenberg
24.6		Power of Attorney for Jon D. Tompkins
24.7		Power of Attorney for Robert R. Walker
24.8		Power of Attorney for Richard H. Wills
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document *
101.SCH		XBRL Taxonomy Extension Schema Document *
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB		XBRL Taxonomy Extension Label Linkbase Document *
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	June 26, 2015	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Edward C. Grady
Edward C. Grady
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 26, 2015.

Signature	Title
/s/ Edward C. Grady	President, Chief Executive Officer and Director (Principal Executive Officer)
Edward C. Grady
/s/ PAUL OLDHAM	Vice President of Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
Paul Oldham
/s/ KERRY MUSTOE	Vice President, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)
Kerry Mustoe
*FREDERICK A. BALL	Director
Frederick Ball
*RICHARD J. FAUBERT	Director
Richard J. Faubert
*BARRY L. HARMON	Director
Barry L. Harmon
*DAVID NIERENBERG	Director
David Nierenberg
*JON D. TOMPKINS	Vice Chairman of the Board
Jon D. Tompkins
*ROBERT R. WALKER	Director
Robert R. Walker
*Richard H. Wills	Chairman of the Board
Richard H. Wills

* By:	/s/ PAUL OLDHAM
Paul Oldham, Attorney-in-fact