Form 10-Q
period 2015-06-27
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2015-08-06
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2015 was 30,909,649 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2016 FORM 10-Q QUARTERLY REPORT

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Jun 27, 2015	Mar 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$53,831	$50,994
Short-term investments	4,661	6,612
Trade receivables, net of allowances of $842 and $712	49,234	42,295
Inventories	57,255	56,637
Shipped systems pending acceptance	2,127	2,516
Deferred income taxes, net	152	178
Other current assets	5,301	6,090
Total current assets	172,561	165,322
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $104,306 and $102,901	25,219	25,858
Non-current deferred income taxes, net	40	174
Goodwill	7,445	7,717
Acquired intangible assets, net of accumulated amortization of $20,235 and $19,880	8,601	8,958
Other assets	12,214	13,211
Total assets	$226,080	$221,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,390	$9,514
Accrued liabilities	18,720	18,666
Deferred income tax liability, net	174	173
Deferred revenue	14,961	12,376
Total current liabilities	50,245	40,729
Non-current liabilities:
Income taxes payable	1,322	1,176
Deferred income tax liability, net	284	443
Other liabilities	1,918	1,571
Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 31,321 and 30,704 issued and outstanding	190,453	189,134
Accumulated deficit	(18,105)	(11,741)
Accumulated other comprehensive loss	(37)	(72)
Total shareholders’ equity	172,311	177,321
Total liabilities and shareholders’ equity	$226,080	$221,240
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	Jun 27, 2015	Jun 28, 2014
Net sales:
Systems	$32,062	$23,424
Service	11,029	11,606
Total net sales	43,091	35,030
Cost of sales:
Systems	21,285	16,934
Service	6,429	5,808
Total cost of sales	27,714	22,742
Gross profit	15,377	12,288
Operating expenses:
Selling, general and administrative	12,617	12,153
Research, development and engineering	8,645	9,145
Acquisition and integration costs	154	—
Restructuring costs	62	—
Net operating expenses	21,478	21,298
Operating loss	(6,101)	(9,010)
Non-operating (expense) income:
Interest and other (expense) income, net	(5)	46
Total non-operating (expense) income	(5)	46
Loss before income taxes	(6,106)	(8,964)
Provision for (benefit from) income taxes	258	(713)
Net loss	$(6,364)	$(8,251)
Net loss per share—basic	$(0.20)	$(0.27)
Net loss per share—diluted	$(0.20)	$(0.27)
Weighted average number of shares—basic	31,177	30,353
Weighted average number of shares—diluted	31,177	30,353
Cash dividends paid per outstanding common share	$—	$0.08
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Fiscal quarter ended
(In thousands)	Jun 27, 2015	Jun 28, 2014
Net loss	$(6,364)	$(8,251)
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes of $17 and $0	31	534
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $2 and $2	4	3
Net unrealized loss on available-for-sale securities, net of taxes of $0	—	(1)
Comprehensive loss	$(6,329)	$(7,715)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Fiscal quarter ended
(In thousands)	Jun 27, 2015	Jun 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,364)	$(8,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,900	1,957
Amortization of acquired intangible assets	357	539
Share-based compensation expense	1,387	1,330
Loss (gain) on disposition of property and equipment, net	3	(19)
Provision for doubtful accounts	127	—
Increase in deferred income taxes	(44)	(103)
Changes in operating accounts, net of acquisitions:
(Increase) decrease in trade receivables, net	(5,338)	4,958
Increase in inventories	(552)	(1,609)
Decrease (increase) in shipped systems pending acceptance	389	(493)
Decrease in other current assets	961	234
Increase in accounts payable, accrued & other liabilities	6,916	441
Increase in deferred revenue	2,585	1,753
Net cash provided by operating activities	2,327	737
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(162,395)	(133,765)
Proceeds from sales and maturities of investments	164,346	152,328
Purchase of property, plant and equipment	(1,344)	(1,158)
Proceeds from sale of property, plant and equipment	—	105
Decrease (increase) in other assets	(138)	(276)
Net cash provided by investing activities	469	17,234
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	—	(2,417)
Payment of withholding taxes on stock-based compensation	(531)	(1,100)
Proceeds from issuance of common stock	401	485
Share repurchase settlements	—	(1,330)
Net cash used in financing activities	(130)	(4,362)
Effect of exchange rate changes on cash	171	389
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,837	13,998
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,994	68,461
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,831	$82,459
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	(57)	(2)
Cash paid for income taxes	(299)	(320)
Income tax refunds received	83	2
Non-cash additions to property, plant and equipment	196	40
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements are to be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for its fiscal year ended March 28, 2015. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.

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

Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowance for doubtful accounts; accrued restructuring costs; share-based compensation; income taxes including the valuation of deferred tax assets; fair value measurements; valuation of cost-method equity investments; valuation of long-lived assets; valuation of goodwill; and valuation of acquired technology.

There have been no significant changes to the Company's significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended March 28, 2015. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted.

In the current period, certain prior period amounts have been revised, which conforms to current year presentation. Please see Note 7 Trade Accounts Receivable and Note 11 Accrued Current & Other Liabilities.
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
The Company granted a total of 613,700 restricted stock unit (RSUs) awards and 467,000 SARs during the first quarter of 2016. In the same period, the Company did not grant any stock options. The Company granted 451,400 RSUs and 230,000 SARs during the first quarter of 2015.
Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Jun 27, 2015	Jun 28, 2014
Cost of sales	$129	$169
Selling, general and administrative	715	865
Research, development and engineering	219	296
Total share-based compensation expense	$1,063	$1,330
No share-based compensation costs were capitalized in the first quarter of 2016. As of June 27, 2015, the Company had $10.2 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.0 years. The amounts shown in the table above for the quarter ended June 27, 2015, do not include $324 thousand in expense related to acquisitions. Refer to Note 5 Business Acquisitions for discussion of stock amounts considered compensation related to acquisitions.
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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 27, 2015 and March 28, 2015 was as follows (in thousands):

June 27, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$2,997	$—	$—	$2,997
Commercial paper	—	21,664	—	21,664
Municipal bonds	—	5,853	—	5,853
Forward purchase or (sale) contracts:
Japanese Yen	—	14	—	14
New Taiwan Dollar	—	(7)	—	(7)
Korean Won	—	(77)	—	(77)
Euro	—	(163)	—	(163)
British Pound	—	86	—	86
Chinese Renminbi	—	(6)	—	(6)

March 28, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$14,280	$—	$—	$14,280
Corporate bonds	—	853	—	853
Municipal bonds	—	3,872	—	3,872
Government agencies	—	2,702	—	2,702
Commercial paper	—	15,537	—	15,537
Forward purchase or (sale) contracts:
Japanese Yen	—	(7)	—	(7)
New Taiwan Dollar	—	17	—	17
Korean Won	—	(44)	—	(44)
Euro	—	277	—	277
British Pound	—	(133)	—	(133)
Chinese Renminbi	—	(34)	—	(34)
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at June 27, 2015 and March 28, 2015 were utilized to calculate fair values.
During the first quarter of 2016, there were no transfers between Level 1, Level 2 or Level 3 assets.

Investments
The Company’s investments at June 27, 2015 and March 28, 2015 were as follows (in thousands):

		Unrealized
June 27, 2015	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$21,664	$—	$—	$21,664
Municipal Bonds	5,852	1	—	5,853
	$27,516	$1	$—	$27,517

		Unrealized
March 28, 2015	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Corporate Bonds	$853	$—	$—	$853
Municipal Bonds	3,870	2	—	3,872
Government agencies	2,702	—	—	2,702
Commercial paper	15,537	—	—	15,537
	$22,962	$2	$—	$22,964
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive loss, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive loss were insignificant as of June 27, 2015 and March 28, 2015.
Investments with underlying maturities within one year at June 27, 2015 totaled $27.5 million.
5. Business Acquisitions
Fiscal 2015
On January 15, 2015, the Company acquired all of the outstanding shares of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin), a Chinese manufacturer of laser-based systems and as of March 28, 2015 the company performed a preliminary determination and allocation of purchase price to the identifiable acquired assets and liabilities. In the first quarter of 2016, the Company finalized the determination of purchase price, including the valuation of total consideration and the related contractual adjustments to working capital, and valuation of acquired assets and liabilities. Consideration was comprised of $7.6 million in cash and 748,944 of ESI common stock issuable over a three year period, valued at approximately $2.9 million as of the acquisition date. Out of the $2.9 million in equity, one-half, or 374,472 shares, is contingent-based consideration and one-half, or 374,472 shares, is non-contingent and will be issued over a three year period beginning June 30, 2015. The contingent consideration is based on future performance of Topwin, as evaluated against targets for net income for each year over a three year period. One-third of the contingent shares will be issued after each year if the target is met for that year; however failing to meet stated targets will result in none of the contingent shares being issued for that year. As of the acquisition date, the fair value of 374,472 shares of contingent consideration was estimated to be $0.4 million and of the 374,472 shares of non-contingent consideration was estimated to be $2.5 million. The fair value of the non-contingent and contingent shares to be issued over the three year period was determined based on the estimated share price as of the issuance date derived through Monte Carlo simulation, discounted back to the acquisition date. The value of the contingent shares included consideration of the estimated probability of attainment of the net income targets. Analysis supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. Additionally, the Company will issue, on the same terms described above, approximately 513,328 shares valued at $2.0 million, which, together with cash amounts of $0.2 million, is treated as compensation to a Principal in the Company who was also a former shareholder of Topwin. Compensation expense will be recognized over the Principal's term of employment or related service period required by the purchase agreement through December 31, 2017. In the first quarter of fiscal 2016, we have recognized $366 thousand in compensation expense related to this agreement, comprised of $324 thousand in share-related amounts and $42 thousand in earned cash compensation.
The total purchase price of approximately $10.5 million, net of cash acquired, was allocated to the underlying assets acquired and liabilities assumed based on their fair values, as shown in the following table:

(In thousands)
Accounts receivable	$454
Inventory	544
Prepaid expense and other current assets	295
Property, plant and equipment	23
Acquired intangibles	3,618
Goodwill	7,445
Accounts payable and other accrued liabilities	(1,859)
Total purchase price, net of cash acquired	$10,520

The acquisition is expected to enable the Company to gain entry into the low total-cost-of-ownership solutions market in China and the goodwill of approximately $7.4 million recognized as a result of the acquisition was assigned to the Topwin reporting unit. The premium paid over the fair value of the individual assets acquired and liabilities assumed reflects the Company’s view that this acquisition was the result of a competitive bid process and has provided the Company with innovative design and manufacturing capabilities for laser-based manufacturing solutions across a variety of complementary applications, together with direct access to local China market, supply chain and opto-electronics knowledge center. None of the goodwill is expected to be deductible for tax purposes.
As a result of the acquisition, the Company recorded approximately $4.9 million of identifiable assets, including $3.6 million of identifiable intangible assets, and $1.9 million of identifiable liabilities. The acquired intangible assets consist primarily of $3.5 million of developed technology and will be amortized over their useful lives, which range from one to ten years.
In the first quarter of 2016, the Company incurred approximately $154 thousand in acquisition-related costs. In 2015, the Company incurred approximately $0.8 million in acquisition-related costs which were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Topwin as it was not material to the Company’s operations and overall financial position.
6. Inventories
Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Jun 27, 2015	Mar 28, 2015
Raw materials and purchased parts	$37,836	$37,991
Work-in-process	14,525	14,834
Finished goods	4,894	3,812
	$57,255	$56,637
7. Trade Accounts Receivable
Trade accounts receivable consisted of the following:

(In thousands)	Jun 27, 2015	Mar 28, 2015
Current trade accounts receivable, net	$49,234	$42,295
Non-current trade accounts receivable	2,054	3,656
	$51,288	$45,951
As noted above, $2.1 million and $3.7 million of trade accounts receivable were non-current as of June 27, 2015 and March 28, 2015, respectively, and were included in Other assets in the Condensed Consolidated Balance Sheets. Presentation of $3.7 million of non-current trade accounts receivable previously shown as current at March 28, 2015 was revised to reflect these amounts as non-current, which conforms to current period presentation.
8. Other Current Assets

Other current assets consisted of the following:

(In thousands)	Jun 27, 2015	Mar 28, 2015
Prepaid expenses	$1,892	$2,595
Acquisition related receivable	1,118	1,180
Value added tax receivable	1,129	802
Other	1,162	1,513
	$5,301	$6,090
9. Goodwill
In the fourth quarter of 2015, the Company realigned its products into two segments as a result of changes in the go-to-market strategies, common customer characteristics, and information utilized to manage our business. This reorganization required the Company to reassign goodwill to the new reporting units based on the relative fair value of the respective reporting units. The Company performed its annual review of goodwill for impairment in the fourth quarter of fiscal 2015 and as a result of that analysis recorded an estimated non-cash goodwill impairment charge of $7.9 million to write down the goodwill to its implied fair value as of March 28, 2015, subject to finalization of a step two impairment analysis. The step two impairment analysis has now been completed and the impairment charge is unchanged.
10. Other Assets
Other assets consisted of the following:

(In thousands)	Jun 27, 2015	Mar 28, 2015
Consignment and demo equipment, net	$7,441	$7,164
Non-current trade accounts receivable	2,054	3,656
Long term deposits and other	2,719	2,391
	$12,214	$13,211
11. Accrued Current & Other Liabilities
Accrued current liabilities consisted of the following:

(In thousands)	Jun 27, 2015	Mar 28, 2015
Payroll-related liabilities	$7,016	$6,723
Product warranty accrual	3,493	3,342
Restructuring costs payable	1,853	1,997
Purchase order commitments and receipts	1,825	1,815
Professional fees payable	1,624	1,237
Customer deposits	692	1,057
Value added taxes payable	306	474
Freight accrual	210	171
Income taxes payable	11	83
Other	1,690	1,767
	$18,720	$18,666

Other liabilities consisted of the following:

(In thousands)	Jun 27, 2015	Mar 28, 2015
Product warranty accrual	$528	$—
Other non-current liabilities	1,390	1,571
	$1,918	$1,571
Presentation of $1.6 million of Other non-current liabilities previously shown as current at March 28, 2015 was revised to reflect these amounts as non-current, which conforms to current period presentation.

12. Product Warranty
The following is a reconciliation of the changes in the product warranty accrual:

	Fiscal quarter ended
(In thousands)	Jun 27, 2015	Jun 28, 2014
Product warranty accrual, beginning	$3,342	$4,215
Warranty charges incurred, net	(1,484)	(1,940)
Provision for warranty charges	2,163	1,212
Product warranty accrual, ending	$4,021	$3,487
Net warranty charges incurred include labor charges and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $4.0 million in product warranty accrual at June 27, 2015, $0.5 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.
13. Deferred Revenue

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
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended
(In thousands)	Jun 27, 2015	Jun 28, 2014
Deferred revenue, beginning	$12,376	$10,515
Revenue deferred	15,720	11,808
Revenue recognized	(13,135)	(10,055)
Deferred revenue, ending	$14,961	$12,268
14. Loss per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended
(In thousands, except per share data)	Jun 27, 2015	Jun 28, 2014
Net loss	$(6,364)	$(8,251)
Weighted average shares used for basic earnings per share	31,177	30,353
Incremental diluted shares	—	—
Weighted average shares used for diluted earnings per share	31,177	30,353
Net loss per share:
Net loss — basic	$(0.20)	$(0.27)
Net loss — diluted	$(0.20)	$(0.27)
Awards of options, SARs and unvested RSUs representing an additional 3.6 million and 3.3 million shares of stock for the first quarters of 2016 and 2015, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

15. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Prior to the fourth quarter of 2015, we operated in one segment, high-technology manufacturing equipment, which was comprised of products that were classified in three groups: interconnect and micromachining, semiconductor and component. As a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business, we realigned our products into two segments. Since the fourth quarter 2015 ESI has operated in two segments, Component Processing and Micromachining.
Net sales by segment were as follows:

	Fiscal quarter ended
(In thousands)	Jun 27, 2015	Jun 28, 2014
Component Processing	$38,284	$30,298
Micromachining	4,807	4,732
	$43,091	$35,030

Gross profit by segment was as follows:

	Fiscal quarter ended
(In thousands)	Jun 27, 2015	Jun 28, 2014
Component Processing	$14,110	$12,567
Micromachining	1,662	337
Corporate and other	(395)	(616)
	$15,377	$12,288

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	Jun 27, 2015	Jun 28, 2014
Asia	$33,536	$24,718
Americas	6,356	6,174
Europe	3,199	4,138
	$43,091	$35,030
16. Restructuring and Cost Management Plans
In March 2015, as a part of the plan to streamline its manufacturing and development activities, the Company initiated a restructuring plan to close the assembly plant and development center located in Chelmsford, Massachusetts. The estimated completion date of the plan is the end of fiscal 2016. See the Company's Form 10-K for the year ended March 28, 2015 for additional information related to restructuring and cost management plans.
Net restructuring costs of $0.1 million in the first quarter of 2016 included severance and wind-up costs. These costs relate to the restructuring plan described above and our previously disclosed action to close our Beijing facility. At June 27, 2015 and March 28, 2015, the amount of unpaid restructuring costs included in accrued liabilities was $1.9 million and $2.0 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of March 28, 2015	$1,997
Employee severance and related benefits:
Cash payments	(206)
Costs incurred and other adjustments	62
Restructuring & cost management amounts payable as of June 27, 2015	$1,853
17. Shareholders’ Equity
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
The Company did not repurchase any shares during the first quarter of 2016. In the first quarter of 2015 the Company repurchased 207,738 shares for $1.5 million under this authorization at an average price of $7.01 per share, calculated inclusive of commissions and fees.
There is no fixed completion date for the repurchase program.
Dividends
In February 2015, the Board of Directors suspended the quarterly dividend which was adopted by the Company in December 2011. The Company paid dividends in the first three quarters of 2015 under the 2011 dividend policy in the aggregate amount of $0.24 per share. The Company did not pay any dividends in the first quarter of 2016.
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
Overview of Business
Electro Scientific Industries, Inc. and its subsidiaries (ESI) is a leading supplier of innovative laser-based manufacturing solutions for the microtechnology industry. ESI's integrated solutions allow industrial designers and process engineers to control the power of laser light to transform materials in ways that differentiate their consumer electronics, wearable devices, semiconductor circuits and high-precision components for market advantage. ESI’s laser-based manufacturing solutions feature the micro-machining industry’s highest precision and speed, and target the lowest total cost of ownership. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations from the Pacific Northwest to the Pacific Rim.
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
Historically and during much of fiscal 2015 we operated in one segment, high technology manufacturing equipment, which was comprised of products classified into three groups: interconnect and micromachining, semiconductor, and component test. As a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business, during the fourth quarter of 2015 we realigned our products into two segments: Component Processing (CP) and Micromachining (MM). Included within Component Processing are Interconnect Products (IP),

Semiconductor Products (SP), and Component Test Products (CTP), which are sold primarily to manufacturers of electronic components to drill, cut, trim, ablate, test and mark features that improve the yield or functionality of the component. Micromachining Products (MP) are sold primarily to manufacturers of end devices across multiple industries and are used to drill, cut, or mark features on a variety of materials, generally on the casing or external surfaces of the end device. ESI does not maintain or monitor operating expenses or assets at the segment level.
Summary of Sequential Quarterly Results
The financial results for the first quarter of 2016 reflected a sequential increase in revenues to $43.1 million from $37.6 million in the fourth quarter of 2015, largely a result of the higher orders during the quarter and a $4.2 million decrease in backlog. Total orders increased to $41.9 million in the first quarter of 2016 compared to $40.0 million in the prior quarter, primarily driven by growth in the MM segment from a new design win secured during the quarter.
CP segment sales increased to $38.3 million in first quarter of 2016 from $30.1 million in the prior quarter from higher sales of Semiconductor Products, specifically higher sales of wafer trim and wafer processing systems. Sales also increased modestly in the Interconnect and the Component Test Product groups. Sales in the MM segment fell due to low orders levels during the fourth quarter of 2015, which caused backlog to be very low entering the first quarter of 2016.
Gross profit was $15.4 million in the first quarter of 2016 compared to a gross profit of $12.9 million in the fourth quarter of 2015. Gross margin was 35.7% on net sales of $43.1 million in the first quarter of 2016 compared to a gross margin of 34.4% on net sales of $37.6 million in the fourth quarter of 2015. The gross margin rate improved sequentially, primarily due to a decrease of inventory write-offs from $1.0 million in the fourth quarter of 2015 to zero in the first quarter of 2016. Excluding the impact of inventory write-offs, gross margins declined modestly on unfavorable mix and ramp costs associated with new products.
Net operating expenses of $21.5 million in the first quarter of 2016 decreased $10.6 million from $32.1 million in the fourth quarter of 2015, primarily due to several large non-recurring expenses incurred during the fourth quarter of 2015. These non-recurring expenses included $2.1 million for restructuring and $7.9 million of goodwill impairment, which did not repeat in the first quarter of 2016.
Operating loss was $6.1 million in the first quarter of 2016 compared to an operating loss of $19.2 million in the fourth quarter of 2015, a change of $13.1 million. The decrease in operating loss was primarily due to higher sales and gross profit, and lower operating expenses as noted above.
Non-operating expense was $0.01 million in the first quarter of 2016 compared to expense of $3.7 million in the fourth quarter of 2015. The improvement was primarily due to the non-recurring nature of a $4.3 million impairment against our minority equity investment in OmniGuide, Inc., recorded in the fourth quarter of 2015.
Provision for income taxes was $0.3 million in the first quarter of 2016 compared to a provision of $0.1 million in the fourth quarter of 2015, primarily due to the amount and timing of foreign income.
Net loss was $6.4 million in the first quarter of 2016 compared to a net loss of $22.9 million in the fourth quarter of 2015.
Quarter Ended June 27, 2015 Compared to Quarter Ended June 28, 2014
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Jun 27, 2015	Jun 28, 2014
Net sales:	100.0%	100.0%
Cost of sales:	64.3	64.9
Gross profit	35.7	35.1
Selling, general and administrative	29.3	34.7
Research, development and engineering	20.1	26.1
Restructuring costs	0.1	—
Operating loss	(14.2)	(25.7)
Interest and other income, net	—	0.1
Loss before income taxes	(14.2)	(25.6)
Provision for (benefit from) income taxes	0.6	(2.0)
Net loss	(14.8)%	(23.6)%

Net Sales
The following table presents net sales information by operating segment:

	Fiscal quarter ended
	Jun 27, 2015		Jun 28, 2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$20,645	47.9%	$16,216	46.3%
Component Test Products (CTP)	6,498	15.0	3,333	9.5
Semiconductor Products (SP)	11,141	25.9	10,749	30.7
	$38,284	88.8%	$30,298	86.5%
Micromachining
Micromachining Products (MP)	$4,807	11.2	$4,732	13.5
Net Sales	$43,091	100%	$35,030	100%

Net sales for the first quarter of 2016 increased $8.1 million or 23.0% from net sales for the first quarter of 2015. Sales in the CP and MP segments increased by 26.4% and 1.6% respectively.
CP segment sales for the first quarter of 2016 increased $8.0 million compared to the first quarter of 2015. The increase in CP segment sales was driven by increased demand for our flex via drilling products, including the new GemStone product, and our component test systems.
MM segment sales for the first quarter of 2016 increased $0.1 million compared to the first quarter of 2015. The increase was driven by a design win for our new Lumen series platform, the addition of Topwin and slightly higher service revenues, offset by lower sales of laser ablation systems.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Jun 27, 2015		Jun 28, 2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$33,536	77.8%	$24,718	70.6%
Americas	6,356	14.8	6,174	17.6
Europe	3,199	7.4	4,138	11.8
	$43,091	100.0%	$35,030	100.0%

Gross Profit

	Fiscal quarter ended
	Jun 27, 2015		Jun 28, 2014
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Component Processing	$14,110	36.9%	$12,567	41.5%
Micromachining	1,662	34.6	337	7.1
Corporate and other	(395)	(0.9)	(616)	(1.8)
Gross Profit	$15,377	35.7%	$12,288	35.1%
Gross profit was $15.4 million for the first quarter of 2016, an increase of $3.1 million compared to the first quarter of 2015. The gross profit increase was principally due to higher sales volume. Gross margins were 35.7% and 35.1% for the first quarters of 2016 and 2015, respectively. The higher gross margin is due primarily to lower purchase accounting and equity compensation charges in Cost of Sales.
Gross margin for the CP segment decreased from 41.5% to 36.9% on unfavorable mix and higher costs due to ramp of new products. MM segment gross margins increased from 7.1% to 34.6% due to improved margins on system sales and increased gross profit on higher utilization of internally-developed lasers. Additionally, fixed costs are allocated between segments based on business levels and this resulted in lower costs allocated to the MM segment in the first quarter 2016 compared to the fourth quarter of 2015.
Operating Expenses

	Fiscal quarter ended
	Jun 27, 2015		Jun 28, 2014
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$12,617	29.3%	$12,153	34.7%
Research, development and engineering	8,645	20.1	9,145	26.1
Acquisition and integration costs	154	0.4	—	—
Restructuring costs	62	0.1	—	—
	$21,478	49.8%	$21,298	60.8%
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SG&A expenses for the first quarter of 2016 increased $0.5 million compared to the first quarter of 2015. This increase was primarily attributable to higher purchase accounting charges associated with the Topwin acquisition and integration.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first quarter of 2016 decreased $0.5 million compared to the first quarter of 2015, reflecting decreases in labor expense, project materials, and external IP-related charges.
Acquisition and Integration Costs
Acquisition and integration costs consisted mainly of travel, consulting, and legal expenses associated with the acquisition and integration of Topwin Optoelectronics, which was acquired in January 2015.
Restructuring Costs
Restructuring costs consisted primarily of expenses associated with the closure of the facility in Chelmsford, Massachusetts, which was announced in March 2015.
Non-operating Income and Expense, net

	Fiscal quarter ended
	Jun 27, 2015		Jun 28, 2014
(In thousands, except percentages)	Non-operating Income and Expense, net	% of Net Sales	Non-operating Income and Expense, net	% of Net Sales
Interest and other income (expense), net	$(5)	—%	$46	0.1%
Interest and other income (expense), net, consists of net interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. The decrease in other income was primarily attributable to lower foreign exchange gains.
Income Taxes

	Fiscal quarter ended
	Jun 27, 2015		Jun 28, 2014
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Provision for (benefit from) income taxes	$258	(4.2)%	$(713)	8.0%
The income tax provision for the first quarter of 2016 was $0.3 million on pretax loss of $6.1 million, an effective tax rate of (4.2)%. For the first quarter of 2015, the income tax benefit was $0.7 million on pretax loss of $9.0 million, an effective rate of 8.0%. The change in the effective tax rate was driven by a favorable tax assessment related to the legal settlement with All Ring in the first quarter of 2015.
Net Loss

	Fiscal quarter ended
	Jun 27, 2015		Jun 28, 2014
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(6,364)	(14.8)%	$(8,251)	(23.6)%
As a result of the factors discussed above, net loss for the first quarter of 2016 was $6.4 million, or $0.20 per basic and diluted share, compared to a net loss of $8.3 million, or $0.27 per basic and diluted share, for the first quarter of 2015.
Financial Condition and Liquidity
At June 27, 2015, our principal sources of liquidity were cash and cash equivalents of $53.8 million, short-term investments of $4.7 million and current accounts receivable of $49.2 million. At June 27, 2015, we had a current ratio of 3.43 and had no long-term debt. Working capital of $122.3 million decreased $2.3 million compared to the March 28, 2015 balance of $124.6 million.
In February 2015, the Board of Directors suspended the quarterly dividend which was adopted by the Company in December 2011. The Company paid dividends in the first three quarters of 2015 under the 2011 dividend policy in the aggregate amount of $0.24 per share. The Company did not pay any dividends in the first quarter of 2016.
Sources and Uses of Cash
Net cash provided by operating activities of $2.3 million for the first quarter of 2016 was the result of $2.6 million in net loss adjusted for non-cash items offset by decreases in working capital. The change in working capital was primarily driven by a $6.9 million increase in accounts payable, due to normalization of amounts and timing related to inventory receipts and associated payments, a $3.0 million increase in deferred margin and a $1.0 million decrease in other current assets, partially offset by a $5.3 million increase in accounts receivable, driven by shipments skewed to the latter part of the first quarter.
Net cash provided by investing activities of $0.5 million was primarily the result of net proceeds from maturities of investments of $2.0 million, offset by $1.3 million of capital expenditures from purchases of property, plant and equipment (PP&E). Accounts payable balance includes $0.2 million for amounts owed on PP&E purchases as of June 27, 2015.
For the first quarter of 2016, net cash used in financing activities of $0.1 million primarily resulted from $0.5 million of cash paid for withholding taxes for stock-based compensation, offset by $0.4 million of proceeds from the issuance of common stock.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations and contractual obligations for at least the next twelve months.
Critical Accounting Policies and Estimates
We reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended March 28, 2015.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risk disclosure contained in our Form 10-K for the year ended March 28, 2015.

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

Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 27, 2015, because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting in our annual Form 10-K dated March 28, 2015. Management is still in process of evaluating and remediating the related deficiencies.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Implementation and Modification of Globalization Strategy
We are continuing to implement and expand our globalization strategy in which we are moving certain operational resources and capabilities to different countries in Asia to be closer to many of our significant customers to reduce costs and to develop low cost follow-on solutions to our products. As part of this strategy we acquired Topwin, a Chinese manufacturer of laser-based systems, in January 2015 to gain entry into the low-cost solutions market in China. We believe this strategy will enhance customer relationships, improve our responsiveness, reduce our manufacturing costs for certain products and allow us to compete with low cost competitors who develop systems employing processes developed by us. We opened a manufacturing facility in Singapore in the fourth quarter of 2010, which manufactures certain IP, MP, SP and CTP products and is now our primary system manufacturing facility.
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
Acquisitions and Divestitures
We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our June 2012 acquisition of Eolite Systems, our May 2013 acquisition of the Semiconductor Systems business from GSI Group, Inc. and our January 2015 acquisition of Topwin. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

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
Risks Related to Financial Matters
Liquidity
We may require greater working capital to operate than similar size businesses in many other industries. At June 27, 2015, we had working capital of $122.3 million, including $58.5 million in cash and short-term investments. Our operating cash flows were negative for most quarters from September 2013 through March 2015. In the quarter ended June 27, 2015 we had positive operating cash flows of $2.3 million. If revenues were to grow, we would expect increased working capital needs for receivables and inventory. While we have a credit facility in place, the level of availability and cost are based on maintaining certain levels of qualified receivables and domestic cash. As a result, if either of these balances decreases sufficiently, our ability to access the facility may be limited or costs may be higher. In addition, if we fail to meet the covenants in our credit facility, including the tangible net worth covenant, the facility may not be available to us. If we were to require additional financing, there is no assurance it would be available on terms that are acceptable to us or at all. In addition, if we were to obtain financing by selling stock or convertible securities, the ownership of existing shareholders would be diluted. If we were to require additional financing and were unable to do so on acceptable terms or at all, our business and our ability to continue operations could be materially and adversely affected.
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
Impairment of Goodwill, Intangible and Long-Lived Assets
We held a net total of $8.6 million in acquired intangible assets and $7.4 million in goodwill at June 27, 2015. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. In the fourth quarter of 2015 we realigned our products into two segments as a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business. This reorganization required the Company to reassign its reported goodwill to the new reporting units based on the relative fair value of the respective reporting units.
We performed a review of our acquired definite-lived intangible assets in the fourth quarter of 2015, including a review for impairment based on certain triggering events and no significant impairments of intangible assets were identified.
The carrying value of goodwill by reporting unit prior to March 28, 2015 was approximately $7.4 million for Topwin, $6.3 million for Component Processing and $1.6 million for Micromachining. We performed our annual goodwill impairment analysis based on the carrying value of the reorganized reporting units. Carrying value was determined based on the Company's allocation of assets and liabilities to the reporting units using reasonable assumptions. We impaired $7.9 million of goodwill as of March 28, 2015, based on our analysis at the reporting unit level, which represented the goodwill associated with Component Processing and Micromachining. We will test for impairment of goodwill at the reporting unit level at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value of the reporting unit. Should the performance of our Topwin reporting unit not meet our expectations, further impairment to goodwill may be triggered.
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
Stock Price Volatility
The market price of our common stock has fluctuated widely. During the first quarter of 2016, our stock price fluctuated between a high of $6.30 per share and a low of $5.26 per share, and subsequent to the end of the fiscal quarter and prior to August 3, 2015 has been as low as $4.15. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the consumer electronics, semiconductor and other industries into which we sell products;

•	general economic conditions;

•	political changes, hostilities or natural disasters;

•	low trading volume of our common stock;

•	change in our dividend policy;

•	the number of analysts covering our common stock;

•	being added or removed from market indices;

•	policies of institutional investors restricting or prohibiting investments in stock with a market price below certain thresholds;

•	stock price volatility based on one or a few investors buying or selling a large number of shares over days or weeks, due to relatively low volumes of trading in our stock; and

•	the number of firms making a market in our common stock.
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
In connection with our 2015 audit we identified material weaknesses in our internal control over financial reporting related to the accounting and disclosure of complex, judgmental accounting matters and non-routine transactions. The matters involving internal controls and procedures that our management considered to be material weaknesses included the risk assessment and certain process and review level controls associated with complex and non-routine transactions affecting goodwill, disclosures related to the Topwin acquisition, disclosures related to operating segments, presentation of service revenue and associated cost of sales on the statements of operations.
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

Item 4. Mine Safety Disclosures
Not Applicable.

Item 6. Exhibits
This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2010.
3.2	2009 Amended and Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 26, 2015.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	August 6, 2015	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Edward C. Grady
Edward C. Grady
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

		By:	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)