Form 10-Q
period 2015-09-26
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2015-11-04
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
The number of shares outstanding of the Registrant’s Common Stock as of October 30, 2015 was 31,033,459 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC.
2016 FORM 10-Q QUARTERLY REPORT

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets - at September 26, 2015 and March 28, 2015	3
	Condensed Consolidated Statements of Operations - for the fiscal quarter and two fiscal quarters ended September 26, 2015 and September 27, 2014	4
	Condensed Consolidated Statements of Comprehensive Loss - for the fiscal quarter and two fiscal quarters ended September 26, 2015 and September 27, 2014	5
	Condensed Consolidated Statements of Cash Flows - for the two fiscal quarters ended September 26, 2015 and September 27, 2014	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 4.	Mine Safety Disclosures	32
Item 6.	Exhibits and Financial Statement Schedules	33
SIGNATURES		34

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Sep 26, 2015	Mar 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$43,642	$50,994
Short-term investments	16,607	6,612
Trade receivables, net of allowances of $832 and $712	49,097	42,295
Inventories, net	58,035	56,637
Shipped systems pending acceptance	2,499	2,516
Deferred income taxes, net	135	178
Other current assets	3,475	6,090
Total current assets	173,490	165,322
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $105,425 and $102,901	24,650	25,858
Non-current deferred income taxes, net	85	174
Goodwill	7,445	7,717
Acquired intangible assets, net of accumulated amortization of $20,606 and $19,880	8,230	8,958
Other assets	11,258	13,211
Total assets	$225,158	$221,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,347	$9,514
Accrued liabilities	18,913	18,666
Deferred income tax liability, net	174	173
Deferred revenue	12,662	12,376
Total current liabilities	51,096	40,729
Non-current liabilities:
Income taxes payable	1,278	1,176
Deferred income tax liability, net	407	443
Other liabilities	2,585	1,571
Commitments & contingencies (see Note 13 "Commitments & Contingencies")
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 31,448 and 30,704 issued and outstanding	191,948	189,134
Accumulated deficit	(21,366)	(11,741)
Accumulated other comprehensive loss	(790)	(72)
Total shareholders’ equity	169,792	177,321
Total liabilities and shareholders’ equity	$225,158	$221,240
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Net sales:
Systems	$35,570	$30,273	$67,632	$53,697
Service	10,902	12,583	21,931	24,189
Total net sales	46,472	42,856	89,563	77,886
Cost of sales:
Systems	22,345	20,742	43,630	37,676
Service	5,706	7,349	12,135	13,157
Total cost of sales	28,051	28,091	55,765	50,833
Gross profit	18,421	14,765	33,798	27,053
Operating expenses:
Selling, general and administrative	12,534	11,899	25,151	24,052
Research, development and engineering	8,283	8,424	16,928	17,569
Acquisition and integration costs	40	—	194	—
Restructuring costs	591	—	653	—
Net operating expenses	21,448	20,323	42,926	41,621
Operating loss	(3,027)	(5,558)	(9,128)	(14,568)
Non-operating income (expense):
Interest and other income (expense), net	6	(244)	1	(198)
Total non-operating income (expense), net	6	(244)	1	(198)
Loss before income taxes	(3,021)	(5,802)	(9,127)	(14,766)
Provision for (benefit from) income taxes	239	441	497	(272)
Net loss	$(3,260)	$(6,243)	$(9,624)	$(14,494)
Net loss per share—basic	$(0.10)	$(0.20)	$(0.31)	$(0.48)
Net loss per share—diluted	$(0.10)	$(0.20)	$(0.31)	$(0.48)
Weighted average number of shares—basic	31,384	30,552	31,280	30,452
Weighted average number of shares—diluted	31,384	30,552	31,280	30,452
Cash dividends declared per outstanding common share	$—	$0.08	$—	$0.16
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Net loss	$(3,260)	$(6,243)	$(9,624)	$(14,494)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes of $17, $179, $0 and $179	(756)	(216)	(725)	318
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $(2), $2, $(4) and $4	4	4	8	7
Net unrealized loss on available-for-sale securities, net of taxes of $0, $(5), $0 and $(5)	(1)	(6)	(1)	(7)
Comprehensive loss	$(4,013)	$(6,461)	$(10,342)	$(14,176)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two fiscal quarters ended
(In thousands)	Sep 26, 2015	Sep 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,624)	$(14,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,803	3,909
Amortization of acquired intangible assets	725	857
Share-based compensation expense	2,626	2,363
Loss (gain) on disposition of property and equipment, net	6	(56)
Provision for doubtful accounts	127	—
Decrease (increase) in deferred income taxes	106	(170)
Changes in operating accounts, net of acquisitions:
Increase in trade receivables, net	(3,953)	(2,085)
(Increase) decrease in inventories, net	(2,668)	2,851
Decrease (increase) in shipped systems pending acceptance	17	(3,126)
Decrease in other current assets	2,736	679
Increase in accounts payable and accrued liabilities	10,308	245
Increase in deferred revenue	286	5,925
Net cash provided by (used in) operating activities	4,495	(3,102)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(261,978)	(279,918)
Proceeds from sales and maturities of investments	251,982	303,793
Purchase of property, plant and equipment	(2,185)	(2,365)
Proceeds from sale of property, plant and equipment	—	154
Decrease (increase) in other assets	386	(857)
Net cash (used in) provided by investing activities	(11,795)	20,807
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	—	(4,834)
Payment of withholding taxes on stock-based compensation	(603)	(1,203)
Proceeds from issuance of common stock	737	941
Share repurchases	—	(1,456)
Net cash provided by (used in) financing activities	134	(6,552)
Effect of exchange rate changes on cash	(186)	(359)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,352)	10,794
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,994	68,461
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,642	$79,255
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(57)	$(2)
Cash paid for income taxes	(478)	(489)
Income tax refunds received	110	557
Net increase in property, plant and equip. & other assets related to transfers from inventory	622	344
Non-cash additions to property, plant and equipment	227	274
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

In the first quarter of 2016, certain prior period amounts were revised to conform to current year presentation. Please see Note 7 "Trade Accounts Receivable" and Note 10 "Accrued Current Liabilities & Other Liabilities".
2. Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)." ASU No. 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement, specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 "Revenue from Contracts with Customers" one year to interim and annual reporting periods beginning after December 15, 2017. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.
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

Stock-settled stock appreciation rights (SARs) grant the right to receive shares of the Company's stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. Similar to options, SARs are measured at the fair value of the award on the grant date and the expense is recognized on a straight-line basis over the requisite service period of the award.
The Company granted a total of 703,700 restricted stock units (RSUs), 467,000 SARs, and zero stock options during the first two quarters of 2016. The Company granted 513,700 RSUs and 260,000 SARs, and zero stock options during the first two quarters of 2015.
Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Cost of sales	$114	$151	$243	$320
Selling, general and administrative	746	602	1,461	1,467
Research, development and engineering	206	280	425	576
Total share-based compensation expense	$1,066	$1,033	$2,129	$2,363
No share-based compensation costs were capitalized in the first two quarters of 2016. As of September 26, 2015, the Company had $9.1 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.2 years. The amounts shown in the table above for the fiscal quarter ended September 26, 2015 and two fiscal quarters ended September 26, 2015, do not include $173 thousand and $497 thousand, respectively, in expense related to acquisitions. Refer to Note 5 "Business Acquisitions" for discussion of stock amounts considered compensation related to acquisitions.
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

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 26, 2015 and March 28, 2015 was as follows (in thousands):

September 26, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$4,141	$—	$—	$4,141
Commercial paper	—	11,629	—	11,629
Government agencies	—	500	—	500
Total cash equivalents	$4,141	$12,129	$—	$16,270

Short term investments - available for sale:
Commercial paper	$—	$3,099	$—	$3,099
Government agencies	—	11,647	—	11,647
Total short-term investments - available for sale	$—	$14,746	$—	$14,746

Forward purchase or (sale) contracts:
Japanese Yen	$—	$(25)	$—	$(25)
New Taiwan Dollar	—	(25)	—	(25)
Korean Won	—	(34)	—	(34)
Euro	—	(4)	—	(4)
British Pound	—	(35)	—	(35)
Chinese Renminbi	—	4	—	4
Singapore Dollar	—	(2)	—	(2)
Total forward contracts	$—	$(121)	$—	$(121)

Deferred compensation plan assets:
Money market securities	$463	$—	$—	$463
Mutual funds and exchange traded funds	1,861	—	—	1,861
Total deferred compensation plan assets	$2,324	$—	$—	$2,324

March 28, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$14,280	$—	$—	$14,280
Commercial paper	—	15,537	—	15,537
Government agencies	—	2,702	—	2,702
Total cash equivalents	$14,280	$18,239	$—	$32,519

Short term investments - available for sale:
Corporate bonds	$—	$853	$—	$853
Municipal bonds	—	3,872	—	3,872
Total short-term investments - available for sale	$—	$4,725	$—	$4,725

Forward purchase or (sale) contracts:
Japanese Yen	$—	$(7)	$—	$(7)
New Taiwan Dollar	—	17	—	17
Korean Won	—	(44)	—	(44)
Euro	—	277	—	277
British Pound	—	(133)	—	(133)
Chinese Renminbi	—	(34)	—	(34)
Total forward contracts	$—	$76	$—	$76

Deferred compensation plan assets:
Money market securities	$190	$—	$—	$190
Mutual funds and exchange traded funds	1,885	—	—	1,885
Total deferred compensation plan assets	$2,075	$—	$—	$2,075
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at September 26, 2015 and March 28, 2015 were utilized to calculate fair values.
During the first two quarters of 2016, there were no transfers between Level 1, 2 or 3 assets.
Investments
The Company’s investments at September 26, 2015 and March 28, 2015 were as follows (in thousands):

		Unrealized
September 26, 2015	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$14,728	$—	$—	$14,728
Government agencies	12,146	1	—	12,147
Mutual funds and exchange traded funds*	2,320	5	—	2,325
	$29,194	$6	$—	$29,200

		Unrealized
March 28, 2015	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$15,537	$—	$—	$15,537
Government agencies	2,702	—	—	2,702
Corporate bonds	853	—	—	853
Municipal bonds	3,870	2	—	3,872
Mutual funds and exchange traded funds*	1,950	125	—	2,075
	$24,912	$127	$—	$27,114
*These investments represent assets held in trust for our deferred compensation plan
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive loss, the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive loss were insignificant as of September 26, 2015 and March 28, 2015.
Investments with underlying maturities within one year at September 26, 2015, including cash equivalents, totaled $29.2 million.
5. Business Acquisitions
Fiscal 2015
On January 15, 2015, the Company acquired all of the outstanding shares of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin), a Chinese manufacturer of laser-based systems and as of March 28, 2015 the company performed a preliminary determination and allocation of purchase price to the identifiable acquired assets and liabilities. In the first quarter of 2016, the Company finalized the determination of purchase price, including the valuation of total consideration and the related contractual adjustments to working capital, and valuation of acquired assets and assumed liabilities. Analysis supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. Consideration was comprised of $7.6 million in cash and 748,944 shares of ESI common stock issuable over a three year period, valued at approximately $2.9 million as of the acquisition date. Of the $2.9 million in equity, one-half, or 374,472 shares, is contingent-based consideration and one-half, or 374,472 shares, is non-contingent and will be issued over a three year period beginning June 30, 2015. The contingent consideration is based on future performance of Topwin, as evaluated against targets for net income for each year over a three year period. One-third of the contingent shares will be issued after each year if the target is met for that year; however failing to meet stated targets will result in none of the contingent shares being issued for that year. As of the acquisition date, the fair value of the contingent consideration was estimated to be $0.4 million and of the 374,472 shares of non-contingent consideration was estimated to be $2.5 million. The fair value of the non-contingent and contingent shares was determined based on the estimated share price as of the issuance date derived through Monte Carlo simulation, discounted back to the acquisition date. The value of the contingent shares included consideration of the estimated probability of attainment of the net income targets. Additionally, the Company will issue, on the same terms described above, approximately 513,328 shares valued at $2.0 million, which, together with cash amounts of $0.2 million, is treated as compensation to a Principal in the Company who was also a former shareholder of Topwin. Compensation expense will be recognized over the Principal's term of employment or related service period required by the purchase agreement through December 31, 2017. In the first two quarters of fiscal 2016, we have recognized approximately $0.5 million in compensation expense related to this agreement, comprised primarily of share-based compensation.
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
In the first two quarters of 2016, the Company incurred approximately $0.2 million in acquisition-related costs. In 2015, the Company incurred approximately $0.8 million in acquisition-related costs which were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Topwin as it was not material to the Company’s operations and overall financial position.
6. Inventories
Inventories are principally valued at standard costs, which approximate the lower of cost (first-in, first-out) or market. Components of inventories were as follows:

(In thousands)	Sep 26, 2015	Mar 28, 2015
Raw materials and purchased parts	$39,859	$37,991
Work-in-process	12,715	14,834
Finished goods	5,461	3,812
	$58,035	$56,637
7. Trade Accounts Receivable
Trade accounts receivable consisted of the following:

(In thousands)	Sep 26, 2015	Mar 28, 2015
Current trade accounts receivable, net	$49,097	$42,295
Non-current trade accounts receivable	794	3,656
	$49,891	$45,951
Non-current trade accounts receivable are included in Other assets in the Condensed Consolidated Balance Sheets. Presentation of $3.7 million of non-current trade accounts receivable previously shown as current at March 28, 2015 was revised to reflect these amounts as non-current, which conforms to current period presentation.
In the current quarter we factored $1.2 million in letters of credit by entering into a non-recourse letter of credit discounting agreement with Silicon Valley Bank. The cost to the Company to factor these letters of credit was insignificant.

8. Other Current Assets
Other current assets consisted of the following:

(In thousands)	Sep 26, 2015	Mar 28, 2015
Prepaid expenses	$2,195	$2,595
Acquisition related receivable	—	1,180
Value added tax receivable	891	802
Other	389	1,513
	$3,475	$6,090
9. Other Assets
Other assets consisted of the following:

(In thousands)	Sep 26, 2015	Mar 28, 2015
Consignment and demo equipment, net	$7,649	$7,164
Non-current trade accounts receivable	794	3,656
Long term deposits and other	2,815	2,391
	$11,258	$13,211
10. Accrued Current Liabilities & Other Liabilities
Accrued current liabilities consisted of the following:

(In thousands)	Sep 26, 2015	Mar 28, 2015
Payroll-related liabilities	$6,766	$6,723
Product warranty accrual	3,256	3,342
Purchase order commitments and receipts	2,557	1,815
Restructuring costs payable	1,552	1,997
Professional fees payable	1,285	1,237
Other current liabilities	3,497	3,552
	$18,913	$18,666
Included in other current liabilities above are accrued amounts for customer deposits, value-added taxes, freight, income taxes, and other similar items.
Other liabilities (non-current) consisted of the following:

(In thousands)	Sep 26, 2015	Mar 28, 2015
Product warranty accrual	$1,195	$—
Other non-current liabilities	1,390	1,571
	$2,585	$1,571
Presentation of $1.6 million of Other non-current liabilities previously shown as current at March 28, 2015 was revised to reflect these amounts as non-current, which conforms to current period presentation.
11. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Product warranty accrual, beginning	$4,021	$3,487	$3,342	$4,215
Warranty charges incurred, net	(2,063)	(1,780)	(3,547)	(3,720)
Provision for warranty charges	2,493	1,445	4,656	2,657
Product warranty accrual, ending	$4,451	$3,152	$4,451	$3,152

Net warranty charges incurred include labor charges and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $4.5 million in product warranty accrual at September 26, 2015, $1.2 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.
12. Deferred Revenue

Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company's factory and transfer of risk and title. Revenue is deferred whenever title transfer is pending, risk has not transferred, and/or acceptance criteria have not yet been fulfilled. Deferred revenue occurrences include sales to Japanese customers, shipments of substantially new products and shipments with custom specifications and acceptance criteria. In sales involving multiple element arrangements, the relative selling price of any undelivered elements, including installation services, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Deferred revenue, beginning	$14,961	$12,268	$12,376	$10,515
Revenue deferred	17,871	15,141	33,591	26,949
Revenue recognized	(20,170)	(10,969)	(33,305)	(21,024)
Deferred revenue, ending	$12,662	$16,440	$12,662	$16,440
13. Commitments & Contingencies
On March 20, 2015, the Company entered into a loan and security agreement ("Loan Agreement") with Silicon Valley Bank, as lender. The Loan Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”) with up to $30 million available on a revolving basis, including a $15 million sublimit for letters of credit. The credit agreement expires March 20, 2018. At September 26, 2015, we had no revolving loans or letters of credit outstanding under our Credit Facility, we were in compliance with all covenants, and were not in default under the Loan Agreement. The commitment fee on the amount of unused credit was 0.3 percent.
We mitigate credit risk by transacting with highly rated counterparties for foreign exchange contracts, letters of credit and other transactions where counterparty risk is a factor. We have evaluated the non-performance risks associated with our lenders and other parties and believe them to be insignificant. From time to time we may be party to litigation arising in the normal course of business. Currently we are not party to any litigation we believe would have a material adverse effect on our financial position, results of operations, or cash flows.
14. Loss Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share data)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Net loss	$(3,260)	$(6,243)	$(9,624)	$(14,494)
Weighted average shares used for basic earnings per share	31,384	30,552	31,280	30,452
Weighted average shares used for diluted earnings per share	31,384	30,552	31,280	30,452
Net loss per share:
Net loss — basic	$(0.10)	$(0.20)	$(0.31)	$(0.48)
Net loss — diluted	$(0.10)	$(0.20)	$(0.31)	$(0.48)

Awards of stock options, SARs and unvested RSUs representing an additional 3.7 million and 2.8 million shares of stock for the second quarter of 2016 and 2015, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
15. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Prior to the fourth quarter of 2015, we operated in one segment, high-technology manufacturing equipment, which was comprised of products that were classified in three groups: interconnect and micromachining, semiconductor and component. As a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business, we realigned our products into two segments. Since the fourth quarter 2015 the Company has operated in two segments, Component Processing and Micromachining.
Net sales by segment were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Component Processing	$32,754	$32,358	$71,038	$62,656
Micromachining	13,718	10,498	18,525	15,230
	$46,472	$42,856	$89,563	$77,886
Gross profit by segment was as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Component Processing	$13,387	$13,106	$27,497	$25,673
Micromachining	5,473	2,036	7,135	2,373
Corporate and other	(439)	(377)	(834)	(993)
	$18,421	$14,765	$33,798	$27,053
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Asia	$37,029	$34,516	$70,565	$59,234
Americas	6,805	2,482	13,161	8,656
Europe	2,638	5,858	5,837	9,996
	$46,472	$42,856	$89,563	$77,886
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
Net restructuring costs of $0.7 million in the first two quarters of 2016 included severance and wind-up costs. These costs relate to the restructuring plan described above and our previously disclosed action to close our Beijing facility. At September 26, 2015 and March 28, 2015, the amount of unpaid restructuring costs included in accrued liabilities was $1.6 million and $2.0 million, respectively.

The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of March 28, 2015	$1,997
Employee severance and related benefits:
Costs incurred and other adjustments	653
Cash payments	(1,098)
Restructuring & cost management amounts payable as of September 26, 2015	$1,552
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
The Company did not repurchase any shares during the first two quarters of 2016. In the first two quarters of 2015 the Company repurchased 207,738 shares for $1.5 million under this authorization at an average price of $7.01 per share, calculated inclusive of commissions and fees.
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
Summary of Sequential Quarterly Results
The financial results of the second quarter of 2016 ended September 26, 2015, reflected sequential growth in orders, sales and earnings. Total order volume for the second quarter of 2016 increased to $51.5 million from $41.9 million in the first quarter, primarily driven by application wins in the MM segment, strength in the flex market and inclusion of a legacy memory repair order. Net sales increased to $46.5 million from $43.1 million in the first quarter of 2016 which ended June 27, 2015.
CP segment sales decreased to $32.8 million in second quarter of 2016 from $38.3 million in the prior quarter. The decrease relates to higher sales of Semiconductor and Component Test products in the prior quarter that did not recur at the same level in the current quarter, primarily due to timing of orders for wafer processing and wafer trim systems, lower service revenue, and customers' near term capital budget reductions for MLCC systems. Sales remained relatively flat for Interconnect products. Sales in the MM segment grew substantially to $13.7 million in the second quarter of 2016 compared to $4.8 million in the first quarter, fueled primarily by an application win for the Lumen series micromachining platform.
Total shipments were $44.0 million in the second quarter of 2016 compared to $46.2 million in the first quarter of 2016.
Gross profit was $18.4 million in the second quarter of 2016 compared to a gross profit of $15.4 million in the first quarter of 2016. This increase was primarily due to increased sales and production volumes, combined with gross margin improvement. Gross margin was 39.6% on net sales of $46.5 million in the second quarter of 2016 compared to a gross margin of 35.7% on net sales of $43.1 million in the first quarter of 2016. The gross margin improvement was primarily driven by more beneficial product mix, lower material costs, decreases in service repair expenses, and improved warranty cost.
Net operating expense of $21.4 million in the second quarter of 2016 decreased slightly from $21.5 million in the first quarter of 2016, the result of cost savings efforts largely offset by $0.6 million in restructuring charges incurred in the second quarter. Research, development, and engineering (RD&E) decreased $0.4 million primarily due to headcount reductions. Selling, general and administrative (SG&A) expenses decreased $0.1 million primarily due to cost savings efforts.
Operating loss was $3.0 million in the second quarter of 2016 compared to an operating loss of $6.1 million in the first quarter of 2016, a decrease of $3.1 million. The decrease in operating loss was principally due to higher sales volumes and improved gross margins, combined with lower operating expenses.
Provision for income taxes was $0.2 million in the second quarter of 2016 compared to a provision of $0.3 million in the first quarter of 2016.
Net loss was $3.3 million in the second quarter of 2016 compared to a net loss of $6.4 million in the first quarter of 2016.

Quarter Ended September 26, 2015 Compared to Quarter Ended September 27, 2014
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Sep 26, 2015	Sep 27, 2014
Net sales	100.0%	100.0%
Cost of sales	60.4	65.5
Gross profit	39.6	34.5
Selling, general and administrative	27.0	27.8
Research, development and engineering	17.8	19.7
Acquisition and integration costs	0.1	—
Restructuring costs	1.3	—
Operating loss	(6.5)	(13.0)
Interest and other income (expense), net	—	(0.6)
Total non-operating income (expense), net	—	(0.6)
Loss before income taxes	(6.5)	(13.6)
Provision for income taxes	0.6	1.1
Net loss	(7.0)%	(14.7)%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$21,500	46.2%	$16,102	37.6%
Semiconductor Products (SP)	6,763	14.6	9,767	22.8
Component Test Products (CTP)	4,491	9.7	6,489	15.1
	$32,754	70.5%	$32,358	75.5%
Micromachining
Micromachining Products (MP)	$13,718	29.5%	$10,498	24.5%
Net Sales	$46,472	100.0%	$42,856	100.0%
Net sales for the second quarter of 2016 increased $3.6 million or 8.4% from net sales for the second quarter of 2015. Sales in the CP and MM segments increased by 1.2% and 30.7% respectively.
CP segment sales for the second quarter of 2016 increased $0.4 million compared to the second quarter of 2015. The increase in CP segment sales was driven by increased demand for our flex via drilling products, including the new GemStone product, partially offset by lower sales for wafer trim, repair activity, and MLCC systems.
MM segment sales for the second quarter of 2016 increased $3.2 million compared to the second quarter of 2015. The increase was driven by an application win for our new Lumen series platform.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$37,029	79.7%	$34,516	80.5%
Americas	6,805	14.6	2,482	5.8
Europe	2,638	5.7	5,858	13.7
	$46,472	100.0%	$42,856	100.0%

Gross Profit

	Fiscal quarter ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Component Processing	$13,387	40.9%	$13,106	40.5%
Micromachining	5,473	39.9	2,036	19.4
Corporate and other	(439)	(0.9)	(377)	(0.9)
Gross Profit	$18,421	39.6%	$14,765	34.5%
Gross profit was $18.4 million for the second quarter of 2016, an increase of $3.7 million compared to the second quarter of 2015. The gross profit increase was principally due to higher sales volume. Gross margins were 39.6% and 34.5% for the second quarters of 2016 and 2015, respectively. The higher gross margin is due primarily to beneficial changes in sales mix, the positive impact of higher volumes and lower manufacturing costs.
Gross margin for the CP segment increased slightly from 40.5% to 40.9% on slight volume increases. MM segment gross margins increased from 19.4% to 39.9% due to significant volume and mix improvements, driven principally by increased sales of the Lumen series platform, as well as general reductions in manufacturing expenses and decreased repair costs. Additionally, fixed costs are allocated between segments based on annual business levels as projected at the beginning of each year, resulting in lower costs allocated to the MM segment in the second quarter 2016 compared to the second quarter of 2015.
Operating Expenses

	Fiscal quarter ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Expense / (Income)	% of Net Sales	Expense / (Income)	% of Net Sales
Selling, general and administrative	$12,534	27.0%	$11,899	27.8%
Research, development and engineering	8,283	17.8	8,424	19.7
Acquisition and integration costs	40	0.1	—	—
Restructuring costs	591	1.3	—	—
	$21,448	46.2%	$20,323	47.5%
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SG&A expenses for the second quarter of 2016 increased $0.6 million compared to the second quarter of 2015. This increase was attributable to increases in variable pay, stock compensation and Topwin-related expenses in the second quarter of 2016.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the second quarter of 2016 decreased $0.1 million compared to the second quarter of 2015. This decrease was primarily due to labor cost reductions.
Acquisition and Integration Costs
Acquisition and integration costs consisted mainly of consulting, travel and legal expenses associated with the acquisition and integration of Topwin Optoelectronics, which was acquired in January 2015.
Restructuring Costs
Restructuring costs of $0.6 million consisted primarily of expenses associated with actions to reduce labor cost and transition resources to Asia. We anticipate the restructuring activities to conclude in the third quarter of 2016 and we expect to incur approximately $1.5 million to $2.0 million of restructuring costs primarily associated with consolidation of our facilities.

Non-operating Income and Expense, net

	Fiscal quarter ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Interest and Other (Expense) Income, net	% of Net Sales	Interest and Other (Expense) Income, net	% of Net Sales
Interest and other income (expense), net	6	—	(244)	(0.6)
Interest and other income, net, consists primarily of net interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges and investment management fees. Net interest and other income was $6 thousand in the second quarter of 2016 compared to expense of $244 thousand in second quarter of 2015. The improvement was primarily due to foreign exchange losses in the second quarter of 2015, which did not repeat.
Income Taxes

	Fiscal quarter ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$239	(7.9)%	$441	(7.6)%
The provision for income taxes for the second quarter of 2016 was $0.2 million on the pretax loss of $3.0 million, an effective tax rate of (7.9)% resulting primarily from foreign taxes. For the second quarter of 2015, the provision for income taxes was $0.4 million on pretax loss of $5.8 million, an effective rate of (7.6)%. The negative tax rate is driven by income tax in foreign jurisdictions, despite pretax losses for the Company as a whole.
Net Loss

	Fiscal quarter ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(3,260)	(7.0)%	$(6,243)	(14.7)%
Net loss for the second quarter of 2016 was $3.3 million, or $0.10 per basic and diluted share, compared to net loss of $6.2 million, or $0.20 per basic and diluted share for the second quarter of 2015.

Two Quarters Ended September 26, 2015 Compared to Two Quarters Ended September 27, 2014
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Two fiscal quarters ended
	Sep 26, 2015	Sep 27, 2014
Net sales	100.0%	100.0%
Cost of sales	62.3	65.3
Gross profit	37.7	34.7
Selling, general and administrative	28.1	30.8
Research, development and engineering	18.9	22.6
Acquisition and integration costs	0.2	—
Restructuring costs	0.7	—
Operating loss	(10.2)	(18.7)
Interest and other expense, net	—	(0.3)
Total non-operating income (expense), net	—	(0.3)
Loss before income taxes	(10.2)	(19.0)
Provision for income taxes	0.5	(0.4)
Net loss	(10.7)%	(18.6)%
Net Sales
The following table presents net sales information by product group:

	Two fiscal quarters ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$42,145	47.0%	$32,318	41.5%
Semiconductor Products (SP)	17,904	20.0	20,516	26.3
Component Test Products (CTP)	10,989	12.3	9,822	12.6
	$71,038	79.3	$62,656	80.4
Micromachining
Micromachining Products (MP)	$18,525	20.7	$15,230	19.6
Net Sales	$89,563	100.0%	$77,886	100.0%
Net sales for the first two quarters of 2016 increased $11.7 million or 15.0% from net sales for the first two quarters of 2015. Sales in CP increased by $8.4 million or 13.4% and MP increased by $3.3 million or 21.6%.
The increase in CP sales for the first two quarters of 2016 compared to the first two quarters of 2015 was primarily due to a $9.8 million improvement in Interconnect sales resulting from higher demand for our flex products. This increase was partially offset by lower sales of circuit trim systems.
The increase in MP sales for the first two quarters of 2016 compared to the first two quarters of 2015 was primarily driven by increased sales volume for new applications of our Lumen series platform.
The following table presents net sales information by geographic region:

	Two fiscal quarters ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$70,565	78.8%	$59,234	76.1%
Americas	13,161	14.7	8,656	11.1
Europe	5,837	6.5	9,996	12.8
	$89,563	100.0%	$77,886	100.0%

Gross Profit

	Two fiscal quarters ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Component Processing	$27,497	38.7%	$25,673	41.0%
Micromachining	7,135	38.5	2,373	15.6
Corporate and other	(834)	(0.9)	(993)	(1.3)
Gross Profit	$33,798	37.7%	$27,053	34.7%
Gross profit was $33.8 million for the first two quarters of 2016 and increased $6.7 million compared to the first two quarters of 2015. Gross profit improved primarily due to overall increased sales volume, favorable product mix and favorable repair activity. Gross margins for the CP segment decreased slightly from 41.0% to 38.7% on higher warranty costs. MM segment gross margins increased from 15.6% to 38.5% due to significant volume and mix improvements, driven principally by increased sales of the Lumen series platform, as well as general reductions in manufacturing expenses and decreased repair costs. Additionally, fixed costs are allocated between segments based on annual business levels as projected at the beginning of each year, resulting in lower costs allocated to the MM segment in the first two quarters of 2016 compared to the first two quarters 2015.

Operating Expenses

	Two fiscal quarters ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$25,151	28.1%	$24,052	30.8%
Research, development and engineering	16,928	18.9	17,569	22.6
Acquisition and integration costs	194	0.2	—	—
Restructuring costs	653	0.7	—	—
	$42,926	47.9%	$41,621	53.4%
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs.
SG&A expenses for the first two quarters of 2016 increased $1.1 million compared to the first two quarters of 2015. This change was attributable to increases in variable pay, stock compensation and Topwin-related expenses in 2016 as compared to 2015, somewhat mitigated by cost savings efforts in other areas such as professional services and consulting.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first two quarters of 2016 decreased $0.6 million compared to the first two quarters of 2015. This decrease was primarily due to labor cost reductions.
Acquisition and Integration Costs
Acquisition and integration costs consisted mainly of consulting, legal and travel expenses associated with the acquisition and integration of Topwin Optoelectronics, which was acquired in January 2015.
Restructuring Costs
Restructuring costs consisted primarily of expenses associated with severance costs related to further efforts to shift resources to Asia and lower overall costs. We anticipate the restructuring activities to conclude in the third quarter of 2016 and we expect to incur approximately $1.5 million to $2.0 million of restructuring costs primarily associated with consolidation of our facilities.
Non-operating Income and Expense, net

	Two fiscal quarters ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Interest and Other Income, net	% of Net Sales	Interest and Other Expense, net	% of Net Sales
Interest and other income (expense), net	$1	—%	$(198)	(0.3)%
Interest and other income, net, consists primarily of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges and investment management fees. Net interest and other expense was negligible for the first two quarters of 2016 compared to net interest and other expense of $0.2 million in the first two quarters of 2015. This improvement was primarily due to foreign exchange losses in 2015 which did not repeat, partially offset by increased market losses on assets held in deferred compensation accounts in 2016.

Income Taxes

	Two fiscal quarters ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Provision for income taxes	$497	(5.4)%	$(272)	1.8%
The income tax provision for the first two quarters of 2016 was $0.5 million on pretax loss of $9.1 million, an effective tax rate of (5.4)%. For the first two quarters of 2015, the income tax benefit was $0.3 million on pretax loss of $14.8 million, an effective rate of 1.8%. The provision for taxes in 2016 relates to income taxes arising in foreign jurisdictions and the net income tax benefit in 2015 was driven by a favorable tax assessment related to the legal settlement with All Ring.
Net Loss

	Two fiscal quarters ended
	Sep 26, 2015		Sep 27, 2014
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(9,624)	(10.7)%	$(14,494)	(18.6)%
Net loss for the first two quarters of 2016 was $9.6 million, or $0.31 per basic and diluted share, compared to net loss of $14.5 million, or $0.48 per basic and diluted share for the first two quarters of 2015.
Financial Condition and Liquidity
At September 26, 2015, our principal sources of liquidity were cash and cash equivalents of $43.6 million, short-term investments of $16.6 million and current accounts receivable of $49.1 million. At September 26, 2015, we had a current ratio of 3.40 and had no outstanding debt. Working capital of $122.4 million decreased $2.2 million compared to the March 28, 2015 balance of $124.6 million, substantially impacted by operating losses in the first two quarters of 2016.
In February 2015, the Board of Directors suspended the quarterly dividend which was adopted by the Company in December 2011. The Company paid dividends in the first three quarters of 2015 under the 2011 dividend policy in the aggregate amount of $0.24 per share. The Company did not pay any dividends in the first two quarter of 2016.
Sources and Uses of Cash
Net cash provided by operating activities of $4.5 million for the two quarters ended September 26, 2015 was a result of $9.6 million of net loss, or $2.2 million in losses after adjusting for non-cash items, more than offset by cash flow improvements related to changes in working capital. Significant changes in working capital in the first two quarters of 2016 consisted of a $9.8 million increase in accounts payable driven by normalization of timing of inventory receipts and extension of payment terms with certain vendors, somewhat offset by a $6.8 million increase in accounts receivable driven by higher shipments, and a $1.4 million increase in inventories.
Net cash used in investing activities of $11.8 million was primarily the result of $10.0 million of net purchases of investments and $2.2 million of capital expenditures for purchases of property, plant and equipment (PP&E). Accounts payable balance includes $0.2 million for amounts owed on PP&E purchases as of September 26, 2015.

For the first two quarters of 2016, net cash provided by financing activities of $0.1 million related to issuances from employee stock plans, net of payments of associated withholding taxes.
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

Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 26, 2015, because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting in our annual Form 10-K dated March 28, 2015. Management is still in process of evaluating and remediating the related deficiencies.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor, and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant volatility in investment cycles in the market for microelectronics, PCB's and semiconductors used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global economies, particularly those of Asia and the United States; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, and consumer electronics industries.
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
Utilization of Contract Manufacturers
We have arrangements with contract manufacturers to complete the manufacturing of certain of our product subcomponents. Any significant interruption in our contract manufacturers’ ability to provide manufacturing services to us as a result of contractual disputes with us or another party, labor disruptions, financial difficulties, natural disasters, delay or interruption in the receipt of inventory, customer prioritization or other causes could result in reduced manufacturing capabilities or delayed deliveries for certain of our products, any or all of which could materially and adversely affect our results of operations.
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
Risks Related to Financial Matters
Liquidity
We may require greater working capital to operate than similar size businesses in many other industries. At September 26, 2015, we had working capital of $122.4 million, including $60.2 million in cash and short-term investments. Our operating cash flows were negative for most quarters from September 2013 through March 2015. In the quarter ended September 26, 2015 we had positive operating cash flows of $2.2 million. If revenues were to grow, we would expect increased working capital needs for receivables and inventory. While we have a credit facility in place, the level of availability and cost are based on maintaining certain levels of qualified receivables and domestic cash. As a result, if either of these balances decreases sufficiently, our ability to access the facility may be limited or costs may be higher. In addition, if we fail to meet the covenants in our credit facility, including the tangible net worth covenant, the facility may not be available to us. If we were to require additional financing, there is no assurance it would be available on terms that are acceptable to us or at all. In addition, if we were to obtain financing by selling stock or convertible securities, the ownership of existing shareholders would be diluted. Our ability to obtain financing by selling stock or convertible securities could be negatively affected by the fact that we are currently ineligible to use a Form S-3 Registration Statement. If we were to require additional financing and were unable to do so on acceptable terms or at all, our business and our ability to continue operations could be materially and adversely affected.
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
Impairment of Goodwill, Intangible and Long-Lived Assets
We held a net total of $8.2 million in acquired intangible assets and $7.4 million in goodwill at September 26, 2015. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. In the fourth quarter of 2015 we realigned our products into two segments as a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business. This reorganization required the Company to reassign its reported goodwill to the new reporting units based on the relative fair value of the respective reporting units.

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
Stock Price Volatility
The market price of our common stock has fluctuated widely. During the second quarter of 2016, our stock price fluctuated between a high of $5.28 per share and a low of $4.21 per share, and subsequent to the end of the fiscal quarter and prior to October 30, 2015 has been as low as $4.53. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

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

Date:	November 3, 2015	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Edward C. Grady
Edward C. Grady
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

		By:	/s/ Kerry Mustoe
Kerry Mustoe
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)