Form 10-Q
period 2016-01-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2016-02-09
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of February 5, 2016 was 31,127,287 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
2016 FORM 10-Q QUARTERLY REPORT

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Jan 2, 2016	Mar 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$42,071	$50,994
Short-term investments	20,771	6,612
Trade receivables, net of allowances of $827 and $712	37,012	42,295
Inventories, net	60,881	56,637
Shipped systems pending acceptance	1,470	2,516
Deferred income taxes, net	134	178
Other current assets	4,371	6,090
Total current assets	166,710	165,322
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $106,352 and $102,901	23,507	25,858
Non-current deferred income taxes, net	98	174
Goodwill	7,445	7,717
Acquired intangible assets, net of accumulated amortization of $20,927 and $19,880	7,909	8,958
Other assets	11,064	13,211
Total assets	$216,733	$221,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,344	$9,514
Accrued liabilities	20,980	18,666
Deferred income tax liability, net	174	173
Deferred revenue	7,708	12,376
Total current liabilities	45,206	40,729
Non-current liabilities:
Income taxes payable	1,384	1,176
Deferred income tax liability, net	232	443
Other liabilities	3,166	1,571
Total liabilities	$49,988	$43,919
Commitments and contingencies (See Note 13 "Commitments & Contingencies")
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 31,537 and 30,704 issued and outstanding	193,547	189,134
Accumulated deficit	(25,950)	(11,741)
Accumulated other comprehensive loss	(852)	(72)
Total shareholders’ equity	166,745	177,321
Total liabilities and shareholders’ equity	$216,733	$221,240
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Jan 2, 2016	Dec 27, 2014	Jan 2, 2016	Dec 27, 2014
Net sales:
Systems	$31,282	$31,750	$98,914	$85,447
Services	12,060	11,911	33,991	36,100
Total net sales	43,342	43,661	132,905	121,547
Cost of sales:
Systems	20,292	22,031	63,922	59,707
Services	5,329	6,917	17,464	20,074
Total cost of sales	25,621	28,948	81,386	79,781
Gross profit	17,721	14,713	51,519	41,766
Operating expenses:
Selling, general and administrative	12,468	12,332	37,619	36,384
Research, development and engineering	7,778	8,384	24,706	25,953
Acquisition and integration costs	—	—	194	—
Restructuring costs	1,944	—	2,597	—
Net operating expenses	22,190	20,716	65,116	62,337
Operating loss	(4,469)	(6,003)	(13,597)	(20,571)
Non-operating income (expense):
Interest and other income (expense), net	67	64	68	(134)
Total non-operating income (expense)	67	64	68	(134)
Loss before income taxes	(4,402)	(5,939)	(13,529)	(20,705)
Provision for income taxes	184	437	681	165
Net loss	$(4,586)	$(6,376)	$(14,210)	$(20,870)
Net loss per share—basic	$(0.15)	$(0.21)	$(0.45)	$(0.68)
Net loss per share—diluted	$(0.15)	$(0.21)	$(0.45)	$(0.68)
Weighted average number of shares—basic	31,495	30,617	31,355	30,507
Weighted average number of shares—diluted	31,495	30,617	31,355	30,507
Cash dividends paid per outstanding common share	$—	$0.08	$—	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2016	Dec 27, 2014	Jan 2, 2016	Dec 27, 2014
Net loss	$(4,586)	$(6,376)	$(14,210)	$(20,870)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes of $0, $179, $0 and $0	(68)	(359)	(793)	(41)
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $(2), $(2), $(7) and $(6)	4	3	12	10
Net unrealized gain (loss) on available-for-sale securities, net of taxes of $0, $0, $0 and $5	2	(5)	1	(12)
Comprehensive loss	$(4,648)	$(6,737)	$(14,990)	$(20,913)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three fiscal quarters ended
(In thousands)	Jan 2, 2016	Dec 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,210)	$(20,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,659	5,880
Amortization of acquired intangible assets	1,047	1,112
Share-based compensation expense	3,939	3,402
Loss (gain) on disposition of property and equipment, net	788	(8)
Provision for doubtful accounts	127	—
(Increase) decrease in deferred income taxes	(71)	2
Changes in operating accounts, net of acquisitions:
Decrease (increase) in trade receivables, net	8,593	(3,284)
Increase in inventories	(7,046)	(2,169)
Decrease in shipped systems pending acceptance	1,342	1,106
Decrease in other current assets	1,967	783
Increase in accounts payable and accrued liabilities	10,531	217
Decrease in deferred revenue	(4,668)	(2,692)
Net cash provided by (used in) operating activities	7,998	(16,521)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(320,581)	(357,046)
Proceeds from sales and maturities of investments	306,423	389,900
Purchase of property, plant and equipment	(2,740)	(3,608)
Proceeds from sale of property, plant and equipment	2	154
Increase in other assets	(133)	(980)
Net cash (used in) provided by investing activities	(17,029)	28,420
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders	—	(7,266)
Payment of withholding taxes on stock-based compensation	(645)	(1,850)
Proceeds from issuance of common stock	1,056	1,407
Share repurchases	—	(1,456)
Net cash provided by (used in) financing activities	411	(9,165)
Effect of exchange rate changes on cash	(303)	(1,129)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,923)	1,605
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,994	68,461
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,071	$70,066
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(57)	$(2)
Cash paid for income taxes	(799)	(863)
Income tax refunds received	140	564
Net increase in property, plant and equip. & other assets related to transfers from inventory	2,988	1,474
Non-cash additions to property, plant and equipment	160	945

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

There have been no significant changes to the Company's significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended March 28, 2015. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted. The three quarters ended January 2, 2016 consisted of a 40-week period as compared to a 39-week period for the three quarters ended December 27, 2014. Similarly, the third quarter of 2016 ended January 2, 2016 was a 14-week period as compared to a 13-week period for the second quarter of 2016 ended September 26, 2015 and the third quarter of 2015 ended December 27, 2014.

In the first quarter of 2016, certain prior period amounts were revised to conform to current year presentation. Please see Note 7 "Trade Accounts Receivable" and Note 10 "Accrued Current Liabilities & Other Liabilities".
2. Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, "Financial Instruments - Overall (Subtopic 825-10)." ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies' fiscal years beginning after December 15, 2017, which would be the Company's fiscal year ending March 30, 2019, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. We do not expect the adoption of ASU 2016-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position, and aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards ("IFRS") IAS 1. ASU 2015-17 is effective for public companies' financial statements issued for annual periods beginning after December 15, 2016, which would be the Company's fiscal year ending March 31, 2018, and interim periods within those annual periods. Early application is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 "Revenue from Contracts with Customers" one year to interim and annual reporting periods beginning after December 15, 2017, which would be the Company's fiscal year ending March 30, 2019. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016, which would be the Company's fiscal year ending March 31, 2018, on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement, specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods, beginning after December 15, 2015, which would be the Company's fiscal year ending April 1, 2017. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)." ASU No. 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which would be the Company's fiscal year ending April 1, 2017. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.
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
The Company granted a total of 705,700 RSUs and 467,000 SARs during the first three quarters of 2016, but did not grant any stock options. The Company granted 827,700 RSUs and 634,523 SARs, and zero stock options during the first three quarters of 2015.
Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2016	Dec 27, 2014	Jan 2, 2016	Dec 27, 2014
Cost of sales	$103	$154	$347	$474
Selling, general and administrative	832	629	2,291	2,096
Research, development and engineering	188	256	613	832
Total share-based compensation expense	$1,123	$1,039	$3,251	$3,402
The Company does not capitalize share-based compensation costs. As of January 2, 2016, the Company had $8.1 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.0 years. The amounts shown in the table above for the fiscal quarter ended January 2, 2016 and three fiscal quarters ended January 2, 2016, do not include $191 thousand and $688 thousand, respectively, in share-based compensation expense related to acquisitions. Refer to Note 5 "Business Acquisition" for discussion of stock amounts considered compensation related to acquisitions.
4. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include the following:

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
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2016 and March 28, 2015 was as follows (in thousands):

January 2, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$3,004	$—	$—	$3,004
Commercial paper	—	8,948	—	8,948
Government agencies	—	1,604	—	1,604
Total cash equivalents	$3,004	$10,552	$—	$13,556
Short term investments - available for sale:
Government agencies	$—	$18,836	$—	$18,836
Total short-term investments - available for sale	$—	$18,836	$—	$18,836

Forward purchase or (sale) contracts:
Japanese Yen	$—	$(58)	$—	$(58)
New Taiwan Dollar	—	(10)	—	(10)
Korean Won	—	(68)	—	(68)
Euro	—	(261)	—	(261)
British Pound	—	(60)	—	(60)
Chinese Renminbi	—	(17)	—	(17)
Total forward contracts	$—	$(474)	$—	$(474)

Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$1,906	$—	$—	$1,906
Money market securities	543	—	—	543
Total deferred compensation plan assets	$2,449	$—	$—	$2,449

March 28, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$14,280	$—	$—	$14,280
Commercial paper	—	15,537	—	15,537
Government agencies	—	2,702	—	2,702
Total cash equivalents	$14,280	$18,239	$—	$32,519
Short term investments - available for sale:
Corporate bonds	$—	$853	$—	$853
Municipal bonds	—	3,872	—	3,872
Total short-term investments - available for sale	$—	$4,725	$—	$4,725

Forward purchase or (sale) contracts:
Japanese Yen	$—	$(7)	$—	$(7)
New Taiwan Dollar	—	17	—	17
Korean Won	—	(44)	—	(44)
Euro	—	277	—	277
British Pound	—	(133)	—	(133)
Chinese Renminbi	—	(34)	—	(34)
Total forward contracts	$—	$76	$—	$76

Deferred compensation plan assets:* :
Mutual funds and exchange traded funds	$1,885	$—	$—	$1,885
Money market securities	190	—	—	190
Total deferred compensation plan assets	$2,075	$—	$—	$2,075
*These investments represent assets held in trust for our deferred compensation plan
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at January 2, 2016 and March 28, 2015 were utilized to calculate fair values.
During the first three quarters of 2016 and 2015, there were no transfers between Level 1, 2 or 3 assets.

Investments
The Company’s investments at January 2, 2016 and March 28, 2015 were as follows (in thousands):

		Unrealized
January 2, 2016	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	20,437	3	—	20,440
Commercial paper	8,948	—	—	8,948
Mutual funds and exchange traded funds*	2,454	—	(5)	2,449
Total Investments	$31,839	$3	$(5)	$31,837

		Unrealized
March 28, 2015	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$15,537	$—	$—	$15,537
Municipal bonds	3,870	2	—	3,872
Government agencies	2,702	—	—	2,702
Corporate bonds	853	—	—	853
Mutual funds and exchange traded funds*	1,950	125	—	2,075
Total Investments	$24,912	$127	$—	$25,039
*These investments represent assets held in trust for our deferred compensation plan
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of January 2, 2016 and March 28, 2015.
Investments with underlying maturities within one year at January 2, 2016, including cash equivalents, totaled $31.8 million.
5. Business Acquisitions
Fiscal 2015
On January 15, 2015, the Company acquired all of the outstanding shares of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin), a Chinese manufacturer of laser-based systems and as of March 28, 2015 the company performed a preliminary determination and allocation of purchase price to the identifiable acquired assets and liabilities. In the first quarter of 2016, the Company finalized the determination of purchase price, including the valuation of total consideration and the related contractual adjustments to working capital, and valuation of acquired assets and assumed liabilities. Analysis supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. Consideration was comprised of $7.6 million in cash and 748,944 shares of ESI common stock issuable over a three year period, valued at approximately $2.9 million as of the acquisition date. Of the $2.9 million in equity, one-half, or 374,472 shares, is contingent-based consideration and one-half, or 374,472 shares, is non-contingent and will be issued over a three year period beginning June 30, 2015. The contingent consideration is based on future performance of Topwin, as evaluated against targets for net income for each year over a three year period. One-third of the contingent shares will be issued after each year if the target is met for that year; however failing to meet stated targets will result in none of the contingent shares being issued for that year. As of the acquisition date, the fair value of the contingent consideration was estimated to be $0.4 million and the fair value of the 374,472 shares of non-contingent consideration was estimated to be $2.5 million. The fair value of the non-contingent and contingent shares was determined based on the estimated share price as of the issuance date derived through Monte Carlo simulation, discounted back to the acquisition date. The value of the contingent shares included consideration of the estimated probability of attainment of the net income targets. Additionally, the Company will issue, on the same terms described above, approximately 513,328 shares valued at $2.0 million, which, together with cash of $0.2 million, is treated as compensation to a Principal in the Company who was also a former shareholder of Topwin. Compensation expense will be recognized over the Principal's term of employment or related service period required by the purchase agreement through December 31, 2017. In the first three quarters of fiscal 2016, we have recognized approximately $0.7 million in compensation expense related to this agreement, comprised primarily of share-based compensation.
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
The acquisition is expected to enable the Company to gain entry into the low total-cost-of-ownership solutions market in China and the goodwill of approximately $7.4 million recognized as a result of the acquisition was assigned to the Topwin reporting unit. The premium paid over the fair value of the individual assets acquired and liabilities assumed reflects the Company’s view that this acquisition was subject to competitive bidding and that it provided the Company with innovative design and manufacturing capabilities for laser-based manufacturing solutions across a variety of complementary applications, together with direct access to local China market, supply chain and opto-electronics knowledge center. None of the goodwill is expected to be deductible for tax purposes.
As a result of the acquisition, the Company recorded approximately $4.9 million of identifiable assets, including $3.6 million of identifiable intangible assets and $1.9 million of identifiable liabilities. The acquired intangible assets consist primarily of $3.5 million of developed technology and will be amortized over their useful lives, which range from one to ten years.
In the first three quarters of 2016, the Company incurred approximately $0.2 million in acquisition-related costs, which were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. In 2015, the Company incurred approximately $0.8 million in acquisition-related costs, which were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Topwin as it was not material to the Company’s operations and overall financial position.
6. Inventories
Inventories are principally valued at standard costs, which approximate the lower of cost or market on a first-in, first-out basis. Components of inventories were as follows:

(In thousands)	Jan 2, 2016	Mar 28, 2015
Raw materials and purchased parts	$39,688	$37,991
Work-in-process	14,874	14,834
Finished goods	6,319	3,812
	$60,881	$56,637
In the third quarter of 2016 and 2015, the Company recorded a charge against inventory for write-offs associated with discontinued products of $1.4 million and zero, respectively.
7. Trade Accounts Receivable
Trade accounts receivable consisted of the following:

(In thousands)	Jan 2, 2016	Mar 28, 2015
Current trade accounts receivable, net	$37,012	$42,295
Non-current trade accounts receivable	288	3,656
	$37,300	$45,951

Non-current trade accounts receivable are included in Other assets in the Condensed Consolidated Balance Sheets. Presentation of $3.7 million of non-current trade accounts receivable previously shown as current at March 28, 2015 was revised to reflect these amounts as non-current, which conforms to current period presentation.
8. Other Current Assets
Other current assets consisted of the following:

(In thousands)	Jan 2, 2016	Mar 28, 2015
Prepaid expenses	$2,542	$2,595
Acquisition related receivable	—	1,180
Value added tax receivable	747	802
Other	1,082	1,513
	$4,371	$6,090
9. Other Assets
Other assets consisted of the following:

(In thousands)	Jan 2, 2016	Mar 28, 2015
Consignment and demo equipment, net	$8,070	$7,164
Non-current trade accounts receivable	288	3,656
Long term deposits and other	2,706	2,391
	$11,064	$13,211
10. Accrued Current Liabilities & Other Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Jan 2, 2016	Mar 28, 2015
Payroll-related liabilities	$7,654	$6,723
Purchase order commitments and receipts	3,079	1,815
Product warranty accrual	3,046	3,342
Customer deposits	2,291	1,057
Professional fees payable	1,345	1,237
Restructuring costs payable	982	1,997
Other current liabilities	2,583	2,495
	$20,980	$18,666
Included in other current liabilities above are accrued amounts for customer deposits, value-added taxes, freight, income taxes, and other similar items.
Other liabilities (non-current) consisted of the following:

(In thousands)	Jan 2, 2016	Mar 28, 2015
Product warranty accrual	$1,640	$—
Other non-current liabilities	1,526	1,571
	$3,166	$1,571
Presentation of $1.6 million of Other non-current liabilities previously shown as current at March 28, 2015 was revised to reflect these amounts as non-current, which conforms to current period presentation.

11. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2016	Dec 27, 2014	Jan 2, 2016	Dec 27, 2014
Product warranty accrual, beginning	$4,451	$3,152	$3,342	$4,215
Warranty charges incurred, net	(2,057)	(1,240)	(5,604)	(4,960)
Provision for warranty charges	2,292	1,581	6,948	4,238
Product warranty accrual, ending	$4,686	$3,493	$4,686	$3,493
Net warranty charges incurred include labor charges and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $4.7 million in product warranty accrual at January 2, 2016, $1.6 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.
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
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2016	Dec 27, 2014	Jan 2, 2016	Dec 27, 2014
Deferred revenue, beginning	$12,662	$16,440	$12,376	$10,515
Revenue deferred	13,868	6,509	47,459	33,458
Revenue recognized	(18,822)	(15,126)	(52,127)	(36,150)
Deferred revenue, ending	$7,708	$7,823	$7,708	$7,823
13. Commitments & Contingencies
On March 20, 2015, the Company entered into a loan and security agreement ("Loan Agreement") with Silicon Valley Bank, as lender. The Loan Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”) with up to $30 million available on a revolving basis, including a $15 million sublimit for letters of credit. The credit agreement expires March 20, 2018. At January 2, 2016, we had no revolving loans or letters of credit outstanding under our Credit Facility, we were in compliance with all covenants, and were not in default under the Loan Agreement. The commitment fee on the amount of unused credit was 0.3 percent.
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

14. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share data)	Jan 2, 2016	Dec 27, 2014	Jan 2, 2016	Dec 27, 2014
Net loss	$(4,586)	$(6,376)	$(14,210)	$(20,870)
Weighted average shares used for basic earnings per share	31,495	30,617	31,355	30,507
Incremental diluted shares	—	—	—	—
Weighted average shares used for diluted earnings per share	31,495	30,617	31,355	30,507
Net loss per share:
Basic	$(0.15)	$(0.21)	$(0.45)	$(0.68)
Diluted	$(0.15)	$(0.21)	$(0.45)	$(0.68)
Awards of options, SARs and RSUs representing an additional 2.9 million and 2.8 million shares of stock for the third quarter of 2016 and 2015, respectively, and 2.6 million and 2.8 million shares of stock for the three quarters ended January 2, 2016 and December 27, 2014, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
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
Net sales by segment were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2016	Dec 27, 2014	Jan 2, 2016	Dec 27, 2014
Component Processing	$37,511	$31,830	$108,549	$94,486
Micromachining	5,831	11,831	24,356	27,061
	$43,342	$43,661	$132,905	$121,547
Gross profits by segment were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2016	Dec 27, 2014	Jan 2, 2016	Dec 27, 2014
Component Processing	$17,969	$10,993	$45,466	$36,666
Micromachining	1,482	4,038	8,617	6,411
Corporate and other	(1,730)	(318)	(2,564)	(1,311)
	$17,721	$14,713	$51,519	$41,766

Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Jan 2, 2016	Dec 27, 2014	Jan 2, 2016	Dec 27, 2014
Asia	$33,278	$33,604	$103,843	$92,838
Americas	7,589	5,602	20,750	14,258
Europe	2,475	4,455	8,312	14,451
	$43,342	$43,661	$132,905	$121,547
16. Restructuring and Cost Management Plans

In March 2015, as a part of the plan to streamline manufacturing and development activities, the Company initiated a restructuring plan that included the closure of the assembly plant and development center located in Chelmsford, Massachusetts, which was part of our Component Processing segment. The original estimated completion date of the plan was the end of fiscal 2016 at a total estimated pre-tax cost of $5.5 million. See the Company's Form 10-K for the year ended March 28, 2015 for additional information related to restructuring and cost management plans.
Net restructuring costs related to the above mentioned restructuring plan were $2.6 million in the first three quarters of 2016 and $5.6 million from the inception of the plan. Included in these costs were write-offs of leasehold improvements associated with the abandoned manufacturing facility, employee severance and related payments, and other wind-down costs. As of January 2, 2016, most of the restructuring activities have been completed, and we expect to pay the remaining costs and accrued expenses primarily related to severance and employee benefits by the end of 2016.
At January 2, 2016 and March 28, 2015, the amount of unpaid restructuring costs included in accrued liabilities was $1.0 million and $2.0 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of March 28, 2015	$1,997
Employee severance and related benefits:
Cash payments	(3,612)
Costs incurred and other adjustments	2,597
Restructuring & cost management amounts payable as of January 2, 2016	$982
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
The Company did not repurchase any shares during the first three quarters of 2016. In the first three quarters of 2015 the Company repurchased 207,738 shares for $1.5 million under this authorization at an average price of $7.01 per share, calculated inclusive of commissions and fees. There is no fixed completion date for the repurchase program.
Dividends
In February 2015, the Board of Directors suspended the quarterly dividend which was adopted by the Company in December 2011. The Company paid dividends in the first three quarters of 2015 under the 2011 dividend policy in the aggregate amount of $0.24 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes”, “expects”, “projects”, "anticipates" and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks described in Part II, Item 1A “Risk Factors.”
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
Historically and during much of fiscal 2015 we operated in one segment, high technology manufacturing equipment, which was comprised of products classified into three groups: interconnect and micromachining, semiconductor, and component test. As a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business, during the fourth quarter of 2015 we realigned our products into two segments: Component Processing (CP) and Micromachining (MM). Included within Component Processing are Interconnect Products (IP), Semiconductor Products (SP), and Component Test Products (CTP), which are sold primarily to manufacturers of electronic components to drill, cut, trim, ablate, test and mark features that improve the yield or functionality of the component. Micromachining Products (MP) are sold primarily to manufacturers of end-user devices across multiple industries and are used to drill, cut, or mark features on a variety of materials, generally on the casing or external surfaces of the end-user device. ESI does not maintain or monitor operating expenses or assets at the segment level.
The three quarters ended January 2, 2016 consisted of a 40-week period as compared to a 39-week period for the three quarters ended December 27, 2014. Similarly, the third quarter of 2016 ended January 2, 2016 was a 14-week period as compared to a 13-week period for the second quarter of 2016 ended September 26, 2015 and the third quarter of 2015 ended December 27, 2014.
Summary of Sequential Quarterly Results
Third Quarter 2016 Ended January 2, 2016 Compared to Second Quarter 2016 Ended September 26, 2015.
The third quarter reflected sequential improvement in orders and gross margins from the second quarter of 2016. Total order volume for the third quarter of 2016 increased to $52.6 million from $51.6 million, with an increase in CP orders partially offset by a sequential decline in MM orders. CP orders grew approximately 6%, primarily due to a sequential increase in Interconnect Products as a result of increased sales of our Gemstone flex via drilling product, higher service activity, and the first order of our new Cornerstone Series 2 laser drilling system. Orders for Semiconductor Products were roughly flat with increased demand for wafer trim products and a follow-on order for memory repair systems. Component Test Product orders were up slightly on stronger system demand. Orders declined slightly in our MM segment and included a follow-on order for our Lumen series micromachining system.

Total sales declined from $46.5 million in the second quarter of 2016 to $43.3 million. By segment, CP sales increased by $4.8 million from $32.8 million in the second quarter of 2016 to $37.5 million in third quarter of 2016. This was primarily driven by an increase in semiconductor sales on higher memory repair system sales and increased service revenue, partially offset by lower MLCC system sales due to cyclical demand. MM sales decreased to $5.8 million in the third quarter of 2016 from $13.7 million in the second quarter of 2016, primarily due to lower orders in the third quarter and the timing of shipments between quarters.
Total shipments were $38.8 million in the third quarter of 2016 compared to $44.0 million in the second quarter of 2016 with the decline primarily relating to the shipment timing referenced above.
Gross profit was $17.7 million in the third quarter of 2016 compared to $18.4 million in the second quarter of 2016. Gross margin was 40.9% on net sales of $43.3 million in the third quarter of 2016 compared to a gross margin of 39.6% on net sales of $46.5 million in the second quarter of 2016. The improvement in gross margin was primarily due to favorable product mix, higher service margins and lower manufacturing expenses due to restructuring activity in 2016. Total margin improvements were partially offset by a $1.4 million write-off of inventory associated with a discontinued large-format glass cutting product.
Net operating expenses of $22.2 million in the third quarter of 2016 represent an increase of $0.8 million from $21.4 million in the second quarter of 2016, primarily due to restructuring costs of $1.9 million and an additional week of operating expenses in the third quarter of 2016 as compared to the second quarter of 2016, mostly offset by substantial savings from efficiency and cost reduction initiatives. Selling, general and administrative (SG&A) expenses decreased $0.1 million due to lower commissions on reduced sales volume and lower consulting charges, partially offset by higher travel expenses related to marketing and sales activities. Research, development and engineering (RD&E) expenses decreased $0.5 million due to lower project materials and consulting costs. Restructuring costs increased $1.4 million from the previous quarter primarily due to the closure of the Chelmsford manufacturing facility in the third quarter of 2016.
Operating loss was $4.5 million in the third quarter of 2016 compared to $3.0 million in the second quarter of 2016.
Non-operating income was $67 thousand in the third quarter of 2016 compared to $6 thousand in the second quarter of 2016. The change was primarily due to interest income and market gains on our non-qualified deferred compensation plan, partially offset by higher bank charges related to the unused credit facility and foreign exchange losses.
Provision for income taxes was $0.2 million in both the third and second quarters of 2016.
Net loss was $4.6 million in the third quarter of 2016 compared to a net loss of $3.3 million in the second quarter of 2016.
Third Quarter 2016 Ended January 2, 2016 Compared to Third Quarter 2015 Ended December 27, 2014
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Jan 2, 2016	Dec 27, 2014
Net sales	100.0%	100.0%
Cost of sales	59.1	66.3
Gross profit	40.9	33.7
Selling, general and administrative	28.8	28.2
Research, development and engineering	17.9	19.2
Restructuring costs	4.5	—
Operating loss	(10.3)	(13.7)
Interest and other income (expense), net	0.1	0.1
Total non-operating income (expense)	0.1	0.1
Loss before income taxes	(10.2)	(13.6)
Provision for income taxes	0.4	1.0
Net loss	(10.6)%	(14.6)%

Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$22,824	52.6%	$16,213	37.1%
Component Test Products (CTP)	3,303	7.6	4,164	9.5
Semiconductor Products (SP)	11,384	26.3	11,453	26.3
	$37,511	86.5	$31,830	72.9
Micromachining
Micromachining Products (MP)	$5,831	13.5	$11,831	27.1
Net Sales	$43,342	100.0%	$43,661	100.0%
Net sales for the third quarter of 2016 decreased $0.3 million or 0.7% from net sales for the third quarter of 2015. By segment, sales in the CP increased by 17.8% and MM decreased by 50.7%.
CP segment sales for the third quarter of 2016 increased $5.7 million compared to the third quarter of 2015. The increase in CP segment sales was driven by demand for our flex via drilling products, including the new GemStone product, and increased sales of the legacy memory repair systems. This increase was partially offset by lower sales for circuit trim, wafer trim and MLCC systems due to the cyclical nature of demand for these products.
MM segment sales for the third quarter of 2016 decreased $6.0 million compared to the third quarter of 2015. The decrease was primarily the result of timing of shipments of our Lumen series micromachining systems in the third quarter of 2016.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$33,278	76.8%	$33,604	77.0%
Americas	7,589	17.5	5,602	12.8
Europe	2,475	5.7	4,455	10.2
Net Sales	$43,342	100.0%	$43,661	100.0%
Gross Profit

	Fiscal quarter ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Component Processing	$17,969	47.9%	$10,993	34.5%
Micromachining	1,482	25.4	4,038	34.1
Corporate and other	(1,730)	(4.0)	(318)	(0.7)
Gross Profit	$17,721	40.9%	$14,713	33.7%
Gross profit was $17.7 million for the third quarter of 2016, an increase of $3.0 million compared to the third quarter of 2015, on relatively flat sales. Gross margin was 40.9% and 33.7% for the third quarters of 2016 and 2015, respectively. The gross margin increase was primarily driven by favorable product mix in the memory repair and flex via drilling products, a reduction in inventory reserves related to the sale of memory repair systems, higher service margins and decreased manufacturing expenses due to restructuring activities, compared to unfavorable mix in the third quarter of 2015, driven by lower margin sales to our largest customer. These improvements in gross profit and margins were partially offset by inventory write-offs in the third quarter of 2016 related to the discontinuation of our large-format glass cutting product.

Gross margin for the CP segment increased from 34.5% to 47.9% or an increase of $7.0 million, primarily due to increased sales volume and associated favorable absorption of fixed costs and improved product mix. MM segment gross margins decreased from 34.1% to 25.4% due principally to lower production and sales volumes.
Operating Expenses

	Fiscal quarter ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$12,468	28.8%	$12,332	28.2%
Research, development and engineering	7,778	17.9	8,384	19.2
Restructuring costs	1,944	4.5	—	—
Operating Expenses	$22,190	51.2%	$20,716	47.4%
Selling, general and administrative
Selling, general and administrative (SG&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the third quarter of 2016 increased $0.1 million compared to the third quarter of 2015. This increase was primarily attributable to an additional week of expenses in the third quarter of 2016, and to a lesser extent increases in variable pay and travel expenses related to product marketing and sales activities. Offsetting these items were decreases in expenses due to savings from efficiency and cost reduction initiatives.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the third quarter of 2016 decreased $0.6 million compared to the third quarter of 2015. This decrease was primarily due to lower project materials, patent legal, travel and share-based compensation expenses, partially offset by the additional week of expense in the third quarter of 2016.
Restructuring Costs
During the fourth quarter of 2015, we initiated restructuring plans to consolidate and shift our manufacturing activities to Asia and other cost reduction actions. The $1.9 million of restructuring costs in 2016 relate primarily to the facilities charges for the closure of the Chelmsford, Massachusetts manufacturing plant, as we ceased our use of that facility in the third quarter of 2016, and to a lesser extent employee severance and related benefits of other cost reduction actions.

Non-operating Income and Expense

	Fiscal quarter ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Interest and Other (Expense) Income, net	% of Net Sales	Interest and Other (Expense) Income, net	% of Net Sales
Interest and other income (expense), net	$67	0.1%	$64	0.1%
Total non-operating income (expense)	$67	0.1%	$64	0.1%
Non-operating income and expense consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net non-operating income was $0.1 million in the third quarters of 2016 and 2015.

Income Taxes

	Fiscal quarter ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$184	(4.2)%	$437	(7.4)%
The income tax provision for the third quarter of 2016 was $184 thousand on pretax loss of $4.4 million, an effective tax rate of (4.2)%. For the third quarter of 2015, the income tax provision was $437 thousand on pretax loss of $5.9 million, an effective rate of (7.4)%. The effective tax rate fluctuation was due to the overall decrease in income subject to tax in foreign jurisdictions and the extension of expired tax incentives resulting in benefits recorded in the third quarter of 2016 as compared to the third quarter of 2015.
Net Loss

	Fiscal quarter ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(4,586)	(10.6)%	$(6,376)	(14.6)%
Net loss for the third quarter of 2016 was $4.6 million, or $0.15 per basic and diluted share, compared to net loss of $6.4 million, or $0.21 per basic and diluted share, for the third quarter of 2015.
Three Quarters Ended January 2, 2016 Compared to Three Quarters Ended December 27, 2014
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Three fiscal quarters ended
	Jan 2, 2016	Dec 27, 2014
Net sales	100.0%	100.0%
Cost of sales	61.2	65.6
Gross profit	38.8	34.4
Selling, general and administrative	28.3	29.9
Research, development and engineering	18.6	21.4
Acquisition and integration costs	0.1	—
Restructuring costs	2.0	—
Operating loss	(10.2)	(16.9)
Interest and other income (expense), net	0.1	(0.1)
Total non-operating income (expense)	0.1	(0.1)
Loss before income taxes	(10.2)	(17.0)
Provision for income taxes	0.5	0.1
Net loss	(10.7)%	(17.2)%

Net Sales
The following table presents net sales information by product group:

	Three fiscal quarters ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$64,969	48.9%	$48,531	39.9%
Component Test Products (CTP)	14,292	10.8	13,986	11.5
Semiconductor Products (SP)	29,288	22.0	31,969	26.3
	$108,549	81.7	$94,486	77.7
Micromachining
Micromachining Products (MP)	$24,356	18.3	$27,061	22.3
Net Sales	$132,905	100.0%	$121,547	100.0%
Net sales for the first three quarters of 2016 increased $11.4 million or 9.3% from net sales for the first three quarters of 2015. Sales in CP increased by $14.1 million or 14.9% and MM decreased by $2.7 million or 10.0%.
The increase in CP sales for the first three quarters of 2016 compared to the first three quarters of 2015 was primarily due to higher demand for our flex via drilling products, in particular our new Gemstone system, and increased sales of the legacy memory repair systems. These increases were partially offset by lower sales of the circuit and wafer trim systems.
The decrease in MP sales for the first three quarters of 2016 compared to the first three quarters of 2015 was primarily driven by reduced demand for laser ablation systems as well as lower service sales, partially offset by increased sales of Lumen series micromachining systems.
The following table presents net sales information by geographic region:

	Three fiscal quarters ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$103,843	78.1%	$92,838	76.4%
Americas	20,750	15.6	14,258	11.7
Europe	8,312	6.3	14,451	11.9
Net Sales	$132,905	100.0%	$121,547	100.0%
Gross Profit

	Three fiscal quarters ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Component Processing	$45,466	41.9%	$36,666	38.8%
Micromachining	8,617	35.4	6,411	23.7
Corporate and other	(2,564)	(1.9)	(1,311)	(1.1)
Gross Profit	$51,519	38.8%	$41,766	34.4%
Gross profit was $51.5 million for the first three quarters of 2016, an increase of $9.8 million compared to the first three quarters of 2015. Gross profit increased primarily due to increased sales volume and lower manufacturing expenses as a result of restructuring activities. Gross margin was 38.8% and 34.4% for the first three quarters of 2016 and 2015, respectively. The improvement in gross margin was driven by higher absorption of fixed costs due to increased production volumes, decreased manufacturing expenses, favorable product mix, and a reduction in inventory reserves related to the sale of memory repair systems, all partially offset by an inventory write-off related to a discontinued large-format glass cutting product and intangible asset amortization.

Operating Expenses

	Three fiscal quarters ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$37,619	28.3%	$36,384	29.9%
Research, development and engineering	24,706	18.6	25,953	21.4
Acquisition and integration costs	194	0.1	—	—
Restructuring costs	2,597	2.0	—	—
Operating Expenses	$65,116	49.0%	$62,337	51.3%
Selling, general and administrative
SG&A expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the first three quarters of 2016 increased $1.2 million compared to the first three quarters of 2015. This increase was primarily attributable to an additional week of expense in the third quarter of 2016, increases in variable pay, share-based compensation and commission expense due to higher sales volume. These were partially offset by reductions in other areas due to savings from efficiency and cost reduction initiatives.
Research, Development and Engineering
RD&E expenses are primarily comprised of labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first three quarters of 2016 decreased $1.2 million compared to the first three quarters of 2015. This decrease was driven by lower patent legal fees, labor cost reductions, decreased stock compensation and depreciation expenses. These were partially offset by increased project material expenses.
Acquisition and Integration Costs
Acquisition and integration costs consisted mainly of consulting, legal and travel expenses associated with the acquisition and integration of Topwin Optoelectronics, which was acquired in January 2015.
Restructuring Costs
During the fourth quarter of 2015, we initiated restructuring plans to consolidate and shift our manufacturing activities to Asia and other cost reduction actions. The $2.6 million of restructuring costs in 2016 relate primarily to the charges for the closure of the Chelmsford, Massachusetts manufacturing plant in the third quarter of 2016, and, to a lesser extent employee severance and related benefits of other cost reduction actions.
Non-operating Income and Expense
Non-operating income and expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment.
Non-operating income and expense were as follows:

	Three fiscal quarters ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Non-Operating Income (Expense)	% of Net Sales	Non-Operating Income (Expense)	% of Net Sales
Interest and other income (expense), net	$68	0.1%	$(134)	(0.1)%
Total non-operating income (expense)	$68	0.1%	$(134)	(0.1)%
Interest and other income (expense), net
Net interest and other income was $68 thousand in the first three quarters of 2016 compared to net interest and other expense of $134 thousand in the first three quarters of 2015. The change in net interest and other income (expense) was primarily due to foreign exchange losses in 2015 which did not repeat in 2016, partially offset by lower market gains on assets held in deferred compensation accounts in 2016.

Income Taxes

	Three fiscal quarters ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$681	(5.0)%	$165	(0.8)%
The income tax provision for the first three quarters of 2016 was $0.7 million on pretax loss of $13.5 million, an effective tax rate of (5.0)%. For the first three quarters of 2015, the income tax provision was $0.2 million on pretax loss of $20.7 million, an effective rate of (0.8)%. The effective tax rate fluctuation was due to the overall increase of income subject to tax in foreign jurisdictions and recognition of previously unrecognized tax benefits in 2015 relating to the deductibility of legal expense in Taiwan.
Net Loss

	Three fiscal quarters ended
	Jan 2, 2016		Dec 27, 2014
(In thousands, except percentages)	Net Loss	% of Net Sales	Net Loss	% of Net Sales
Net loss	$(14,210)	(10.7)%	$(20,870)	(17.2)%
Net loss for the first three quarters of 2016 was $14.2 million, or $0.45 per basic and diluted share, compared to net loss of $20.9 million, or $0.68 per basic and diluted share for the first three quarters of 2015.
Financial Condition and Liquidity
At January 2, 2016, our principal sources of liquidity were cash and cash equivalents of $42.1 million, short-term investments of $20.8 million and accounts receivable of $37.3 million. At January 2, 2016, we had a current ratio of 3.69 and had no long-term debt. Working capital of $121.5 million decreased $3.1 million compared to the March 28, 2015 balance of $124.6 million. Total cash, cash equivalents, and investments increased $5.2 million as compared to March 28, 2015, offset by a decrease in accounts receivable of $8.6 million.
In February 2015, the Board of Directors suspended the quarterly dividend which was adopted by the Company in December 2011. The Company paid dividends in the first three quarters of 2015 under the 2011 dividend policy in the aggregate amount of $0.24 per share. The Company has not paid any dividends in 2016.
Sources and Uses of Cash
Net cash provided by operating activities of $8.0 million for the three quarters ended January 2, 2016 was a result of a $14.2 million net loss, or $2.7 million in losses after non-cash items of $11.5 million, more than offset by cash flow improvements related to changes in working capital. Working capital changes consisted primarily of a $8.6 million decrease in accounts receivables due to improved payment terms and timing of shipments and a $6.8 million increase in accounts payable driven by normalization of timing of inventory receipts and extension of payment terms with vendors, partially offset by a $7.0 million increase in inventory due to timing of shipments in the third quarter and investments in inventory for new product placements and projected shipments in the fourth quarter of 2016.
For the three quarters ended January 2, 2016, net cash used in investing activities of $17.0 million was primarily due to $14.2 million of net purchases of investments and $2.7 million of capital expenditures for purchases of property, plant and equipment (PP&E). The accounts receivable balance at January 2, 2016 includes $0.2 million of proceeds receivable on sales of PP&E.
For the three quarters ended January 2, 2016, net cash used in financing activities of $0.4 million related to issuances from employee stock plans, net of payments of associated withholding taxes.
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

Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of January 2, 2016, because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting in our annual Form 10-K dated March 28, 2015. Management is in the process of remediating the related material weaknesses and significant deficiencies, has completed an assessment of the control weaknesses and has implemented several new controls. The associated controls have not yet been in place for a sufficient period of time for management to conclude that they are operating effectively and the material weaknesses and significant deficiencies have been remediated.

Changes in Internal Control Over Financial Reporting
Except for the items noted above, there has been no change in our internal control over financial reporting during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal matters, either asserted or unasserted, and investigations. In the opinion of management, ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes”, “expects”, “projects”, "anticipates" and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially. The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to, the following:
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
Highly Competitive Markets
We face substantial competition from established competitors throughout the world, some of which have greater financial, engineering, manufacturing and marketing resources than we do. Those competitors with greater resources may, in addition to other things, be able to better withstand periodic downturns, compete more effectively on the basis of price and technology, or more quickly develop enhancements to, and new generations of, products that compete with the products we manufacture and market. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in those markets. We have also experienced new entrants to our markets offering aggressive price and payments terms in an attempt to gain market share. Some competitors, particularly in China, also develop low cost products employing processes or technology developed by us. In addition, because we price our products in U.S. dollars, a strong U.S. dollar can make our products less price-competitive outside of the United States to products priced in other currencies. We believe that to be competitive we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements. We may not be able to compete successfully in the future and increased competition may result in price reductions, reduced profit margins and loss of market share.
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
Charges for Excess or Obsolete Inventory
One factor on which we compete is the ability to ship products on schedules required by customers. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. Certain types of inventory, including lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if inventory cannot be used, which would negatively affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory that may not be usable under the new strategy, which may also result in material accounting charges. For example, in the third quarter of 2016 we recorded approximately $1.4 million of charges in cost of sales for inventory written off associated with discontinued products.

Uncertainties Resulting from Conflict Minerals Regulation
On August 22, 2012, the SEC adopted a rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The rule requires a disclosure report to be filed annually with the SEC and this report will require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold, and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
Risks Related to Our Organization
Operating a Global Business
International shipments accounted for 86% of net shipments in 2015, with 76% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including manufacturing facilities in Singapore and China, research and development facilities in Canada, France, Taiwan and Korea, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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
Acquisitions and Divestitures
We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our June 2012 acquisition of Eolite Systems, our May 2013 acquisition of the Semiconductor Systems business from GSI Group, Inc. and our January 2015 acquisition of Topwin. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•	difficulties and increased costs in connection with integration of personnel, operations, technologies and products of the acquired businesses;

•	difficulties in implementation of our enterprise resource planning (ERP) system into the acquired company’s operations;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of the acquired company;

•	lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	the inability to successfully enter new markets expected to result from the acquisition;

•	acquired assets becoming impaired as a result of technological advancements, change in expected useful life, lower levels of revenue, profitability or cash flows of the acquired company;

•	difficulties establishing satisfactory internal controls and accounting practices at the acquired company;

•	risks related to the culture, language, and local practices of the acquired company;

•	risks and uncertainties relating to the performance of the combined company following the transaction; and

•	acquiring unanticipated liabilities for which we will not be indemnified.
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
Need to Broaden our Marketing and Channel Capability
The laser microfabrication industry is comprised of broad set of markets and applications and represents significant opportunities for growth. In order to access these opportunities, we are broadening our approach from customer centric to market based. This will require the hiring, development, and application of new marketing capability and channel access. Our ability to successfully access and compete in these broader markets will be partially dependent on our development of these new skills and capabilities. Our inability to do so would harm our business and adversely affect our revenues and profitability.
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
We also defend our patent and intellectual property portfolio. For example, we initiated litigation in 2014 against Humo Laboratory, LTD. in Japan and against Eo Technics Co., Ltd., in South Korea for infringement of key patents. There is no assurance that this litigation will be successful, and we may incur significant legal fees to prosecute these claims.
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
We currently benefit from a tax incentive program in Singapore pursuant to which we pay no Singapore income tax with respect to our manufacturing income. The incentive commenced on July 1, 2006 and will continue through June 30, 2016 assuming we are able to satisfy applicable requirements. The Company has failed to meet certain of the associated requirements in the past, however it has obtained a waiver for certain periods. While the Company believes that it is more likely than not the Company will continue to receive the associated tax incentives and there is no indication that past benefits received would be rescinded, there is no assurance we will be able to satisfy these requirements, and failure to meet such requirements may lead to reduction in future or past tax benefits.
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
Risks Related to Financial Matters
Liquidity
We may require greater working capital to operate than similar size businesses in many other industries. At January 2, 2016, we had working capital of $121.5 million, including $62.8 million in cash and short-term investments. Our operating cash flows were negative for most quarters from September 2013 through March 2015. In the quarter ended January 2, 2016 we had positive operating cash flows of $3.5 million. If revenues were to grow, we would expect increased working capital needs for receivables and inventory. While we have a credit facility in place, the level of availability and cost are based on maintaining certain levels of qualified receivables and domestic cash. As a result, if either of these balances decreases sufficiently, our ability to access the facility may be limited or costs may be higher. In addition, if we fail to meet the covenants in our credit facility, including the tangible net worth covenant, the facility may not be available to us. If we were to require additional financing, there is no assurance it would be available on terms that are acceptable to us or at all. In addition, if we were to obtain financing by selling stock or convertible securities, the ownership of existing shareholders would be diluted. Our ability to obtain financing by selling stock or convertible securities could be negatively affected by the fact that we are currently ineligible to use a Form S-3 Registration Statement. If we were to require additional financing and were unable to do so on acceptable terms or at all, our business and our ability to continue operations could be materially and adversely affected.
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
Impairment of Goodwill, Intangible and Long-Lived Assets
We held a net total of $7.9 million in acquired intangible assets and $7.4 million in goodwill at January 2, 2016. We review our acquired intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test long-lived assets for impairment at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value of the reporting unit.
In the fourth quarter of 2015 we realigned our products into two segments as a result of changes in our go-to-market strategies, common customer characteristics, and information utilized to manage our business. This reorganization required the Company to reassign its reported goodwill to the new reporting units based on the relative fair value of the respective reporting units. The carrying value of goodwill by reporting unit prior to March 28, 2015 was comprised of approximately $7.4 million for Topwin, $6.3 million for Component Processing and $1.6 million for Micromachining. In the fourth quarter of 2015, we initiated our annual goodwill impairment analysis on the basis of the reorganized segments and associated reporting units. The carrying value of the reporting units was determined based on the Company's allocation of assets and liabilities to the reporting units using reasonable assumptions. Upon the conclusion of this analysis, we concluded that $7.9 million of goodwill was impaired as of March 28, 2015, and this impairment represented a full impairment of the goodwill associated with the Component Processing and Micromachining reporting units. Similarly, we performed a review of our acquired definite-lived intangible assets in the fourth quarter of 2015, including a review for impairment based on certain triggering events and no significant impairments of intangible assets were identified.
Our next annual impairment analysis will be performed in the fourth quarter of 2016. The remaining recorded goodwill and a portion of intangible assets relate to the acquisition of Topwin and the Topwin reporting unit. At the acquisition date, goodwill and intangibles for the Topwin reporting unit had a fair value of $7.4 million and $3.6 million, respectively. Should the levels or timing of revenues, profits or cashflows of the Topwin reporting unit not meet expectations, further impairment of goodwill or long-lived intangibles could be triggered.
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
Stock Price Volatility
The market price of our common stock has fluctuated widely. During the third quarter of 2016, our stock price fluctuated between a high of $5.46 per share and a low of $4.36 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

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

Date:	February 9, 2016	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Edward C. Grady
Edward C. Grady
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)