Form 10-Q
period 2016-07-02
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2016-08-09
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of August 5, 2016 was 31,687,175 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
2017 FORM 10-Q QUARTERLY REPORT

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	July 2, 2016	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$62,463	$42,413
Short-term investments	4,506	15,252
Trade receivables, net of allowances of $924 and $1,039	34,272	42,770
Inventories, net	59,522	60,470
Shipped systems pending acceptance	2,319	1,181
Other current assets	5,219	5,340
Total current assets	168,301	167,426
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $109,276 and $107,910	24,775	24,543
Non-current deferred income taxes, net	951	914
Goodwill	7,445	7,445
Acquired intangible assets, net of accumulated amortization of $21,425 and $21,146	6,866	7,146
Other assets	14,556	12,626
Total assets	$222,894	$220,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,031	$16,061
Accrued liabilities	15,024	18,334
Deferred revenue	8,812	6,373
Total current liabilities	42,867	40,768
Non-current liabilities:
Income taxes payable	1,343	1,266
Deferred income tax liability, net	227	234
Other liabilities	7,676	7,801
Total liabilities	52,113	50,069
Commitments and contingencies (See Note 13 "Commitments & Contingencies")
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 32,175 and 31,613 issued and outstanding	196,077	195,024
Accumulated deficit	(24,116)	(23,998)
Accumulated other comprehensive loss	(1,180)	(995)
Total shareholders’ equity	170,781	170,031
Total liabilities and shareholders’ equity	$222,894	$220,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	July 2, 2016	June 27, 2015
Net sales:
Systems	$38,200	$32,062
Services	9,468	11,029
Total net sales	47,668	43,091
Cost of sales:
Systems	22,422	21,285
Services	4,438	6,429
Total cost of sales	26,860	27,714
Gross profit	20,808	15,377
Operating expenses:
Selling, general and administrative	12,871	12,617
Research, development and engineering	7,630	8,645
Acquisition and integration costs	—	154
Restructuring costs	—	62
Net operating expenses	20,501	21,478
Operating profit (loss)	307	(6,101)
Non-operating expense:
Interest and other expense, net	(78)	(5)
Total non-operating expense	(78)	(5)
Income (loss) before income taxes	229	(6,106)
Provision for income taxes	347	258
Net loss	$(118)	$(6,364)
Net loss per share - basic	$—	$(0.20)
Net loss per share - diluted	$—	$(0.20)
Weighted average number of shares - basic	31,815	31,177
Weighted average number of shares - diluted	31,815	31,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Fiscal quarter ended
(In thousands)	July 2, 2016	June 27, 2015
Net loss	$(118)	$(6,364)
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes of $0 and $17	(186)	31
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $(4) and $2	4	4
Net unrealized gain (loss) on available-for-sale securities, net of taxes of $0 and $0	(3)	—
Other comprehensive loss:	(185)	$35
Comprehensive loss	$(303)	$(6,329)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Fiscal quarter ended
(In thousands)	July 2, 2016	June 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118)	$(6,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,710	1,900
Amortization of acquired intangible assets	279	357
Share-based compensation expense	1,462	1,387
Loss on disposition of property and equipment, net	—	3
Provision for doubtful accounts	(115)	127
Charges for asset write-off of damaged product	1,216	—
Decrease (increase) in deferred income taxes	15	(44)
Changes in operating accounts, net of acquisitions:
Decrease (increase) in trade receivables, net	8,463	(5,338)
Increase in inventories	(2,313)	(552)
(Increase) decrease in shipped systems pending acceptance	(1,138)	389
Decrease in other current assets	141	961
(Decrease) increase in accounts payable and accrued liabilities	(593)	6,916
Increase in deferred revenue	2,439	2,585
Net cash provided by operating activities	11,448	2,327
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(96,691)	(162,395)
Proceeds from sales and maturities of investments	107,148	164,346
Purchase of property, plant and equipment	(1,469)	(1,344)
Increase in other assets	(9)	(138)
Net cash provided by investing activities	8,979	469
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of withholding taxes on stock-based compensation	(730)	(531)
Proceeds from issuance of common stock	332	401
Net cash used in financing activities	(398)	(130)
Effect of exchange rate changes on cash	21	171
NET CHANGE IN CASH AND CASH EQUIVALENTS	20,050	2,837
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,413	50,994
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,463	$53,831
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(25)	$(57)
Cash paid for income taxes	(132)	(299)
Income tax refunds received	—	83
Net increase in property, plant and equip. & other assets related to transfers from inventory	1,987	—
Non-cash additions to property, plant and equipment	1,050	196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements are to be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for its fiscal year ended April 2, 2016. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
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
There have been no significant changes to the Company's significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended April 2, 2016. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted. The fiscal quarters ended July 2, 2016, April 2, 2016, and June 27, 2015 consisted of 13-week periods.
2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date for implementation of ASU 2014-09 by one year and are now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which clarifies the implementation guidance of principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements in ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2015-14. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. The new standard is effective for the Company's fiscal year ending March 30, 2019.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2018. We do not expect the adoption of ASU 2016-09 to have a material effect on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, which would be the Company's fiscal year ending March 29, 2020.We do not expect the adoption of ASU 2016-02 to have a material effect on our financial position, results of operations or cash flows.
3. Share-Based Compensation
The Company's share-based compensation consists of stock-settled stock appreciation rights (SARs), time-based restricted stock unit awards (time-based RSUs), performance-based restricted stock unit awards (performance-based RSUs), and an employee stock purchase plan. The performance-based RSUs specify certain performance or market-based conditions that must be achieved in order for the awards to vest.
The Company recognizes expense related to the fair value of SARs and employee stock purchase plan using the Black-Scholes model to estimate the fair value of awards on the date of grant. SARs grant the right to receive shares of the Company's stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The fair value of time-based RSUs and performance-based RSUs contingent on performance criteria are measured on the grant date based on the market value of our common stock. The performance-based RSUs contingent on market conditions must achieve the total shareholder return (TSR) measures in order for the awards to vest, and the fair value of the awards is calculated on the grant date using a Monte Carlo simulation model.
The Company recognizes compensation expense for all share-based compensation awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. The compensation cost on performance-based RSUs contingent on TSR measure is recognized over the related service period, even if the market condition is never satisfied.
The Company granted a total of 495,500 time-based RSUs and 195,000 performance-based RSUs contingent on a TSR measure during the first quarter of 2017, but did not grant any SARs.
Share-based compensation expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	July 2, 2016	June 27, 2015
Cost of sales	$120	$129
Selling, general and administrative	977	715
Research, development and engineering	194	219
Total share-based compensation expense	$1,291	$1,063
The Company does not capitalize share-based compensation costs. As of July 2, 2016, the Company had $9.9 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.0 years.
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
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2016 and April 2, 2016 was as follows (in thousands):

July 2, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$3,081	$—	$—	$3,081
Commercial paper	—	16,891	—	16,891
Total cash equivalents	$3,081	$16,891	$—	$19,972
Short term investments - available for sale:
U.S. treasury fund	$1,007	$—	$—	$1,007
Commercial paper	$—	$1,546	$—	$1,546
Government agencies	$—	$1,953	$—	$1,953
Total short-term investments - available for sale	$1,007	$3,499	$—	$4,506

Forward purchase or (sale) contracts:
Japanese Yen	$—	$(122)	$—	$(122)
New Taiwan Dollar	—	(5)	—	(5)
Korean Won	—	(6)	—	(6)
Euro	—	189	—	189
British Pound	—	(100)	—	(100)
Chinese Renminbi	—	(34)	—	(34)
Singapore Dollar	—	(1)	—	(1)
Total forward contracts	$—	$(79)	$—	$(79)

Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$2,060	$—	$—	$2,060
Money market securities	730	—	—	730
Total deferred compensation plan assets	$2,790	$—	$—	$2,790

April 2, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$4,643	$—	$—	$4,643
Commercial paper	—	12,140	—	12,140
Total cash equivalents	$4,643	$12,140	$—	$16,783
Short term investments - available for sale:
U.S. treasury fund	$1,003	$—	$—	$1,003
Commercial paper	$—	$997	$—	$997
Government agencies	—	13,252	—	13,252
Total short-term investments - available for sale	$1,003	$14,249	$—	$15,252

Forward purchase or (sale) contracts:
Japanese Yen	$—	$(31)	$—	$(31)
New Taiwan Dollar	—	5	—	5
Korean Won	—	129	—	129
Euro	—	(367)	—	(367)
Chinese Renminbi	—	(1)	—	(1)
Singapore Dollar	—	20	—	20
Total forward contracts	$—	$(245)	$—	$(245)

Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$1,916	$—	$—	$1,916
Money market securities	588	—	—	588
Total deferred compensation plan assets	$2,504	$—	$—	$2,504
*These investments represent assets held in trust for the deferred compensation plan

For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at July 2, 2016 and April 2, 2016 were utilized to calculate fair values.
During the first quarter of 2017 and 2016, there were no transfers between Level 1, 2 or 3 assets.
Investments
The Company’s investments at July 2, 2016 and April 2, 2016 were as follows (in thousands):

		Unrealized
July 2, 2016	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	1,951	2	—	1,953
Commercial paper	18,437	—	—	18,437
Total investments (current)	$20,388	$2	$—	$20,390
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	2,740	50	—	2,790
Total investments (non-current)	$2,740	$50	$—	$2,790

		Unrealized
April 2, 2016	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$13,137	$—	$—	$13,137
Government agencies	13,247	5	—	13,252
Total investments (current)	$26,384	$5	$—	$26,389
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$2,507	$—	$(3)	$2,504
Total investments (non-current)	$2,507	$—	$(3)	$2,504
*These investments represent assets held in trust for the deferred compensation plan
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of July 2, 2016 and April 2, 2016.
5. Business Acquisitions
Fiscal 2015
On January 15, 2015, the Company acquired all of the outstanding shares of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin), a Chinese manufacturer of laser-based systems for $7.6 million in cash and 748,944 shares of ESI common stock issuable over a three year period, valued at approximately $2.9 million as of the acquisition date. Out of the $2.9 million in equity, one-half, or 374,472 shares, is contingent-based consideration and one-half, or 374,472 shares, is non-contingent and will be issued over a three year period beginning June 30, 2015. The contingent consideration is based on future performance of Topwin, as evaluated against targets for net income for each year over a three year period. One-third of the contingent shares will be issued after each year if the target is met for that year. However, failing to meet stated targets will result in none of the contingent shares being issued for that year. As of the acquisition date, the fair value of 374,472 shares of contingent consideration was estimated to be $0.4 million and the fair value of 374,472 shares of non-contingent consideration was estimated to be $2.5 million. The fair value of the non-contingent and contingent shares to be issued over the three year period was determined based on the estimated share price as of the issuance date derived through Monte Carlo simulation, discounted back to the acquisition date. The value of the contingent shares included an estimate of the probability of attainment of the net income targets. Analysis supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. Through the first quarter of 2017, zero and 212,217 shares of ESI common stock have been issued in connection with contingent and non-contingent consideration under the purchase agreement, respectively.

Additionally, the Company agreed to issue, on the same terms described above, up to approximately 513,328 shares valued at $2.0 million, which, together with cash amounts of $0.2 million, is treated as compensation to an employee in the Company who was also a former shareholder of Topwin. The compensation expense will be recognized over a three year period. Through the first quarter of fiscal 2017, the Company has recognized $1.2 million in compensation expense related to this agreement. This expense was comprised of $1.1 million of share-based compensation and $0.1 million of amortization. Through the first quarter of fiscal 2017, zero and 145,427 shares of ESI common stock have been issued in connection with contingent and non-contingent components of compensation expense, respectively.
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
As a result of the acquisition, the Company recorded approximately $4.9 million of identifiable assets, including $3.6 million of identifiable intangible assets and $1.9 million of identifiable liabilities. The acquired intangible assets consisted primarily of $3.5 million of developed technology to be amortized over their useful lives, which range from one to ten years.
In the first quarter of 2017 the Company did not incur any Topwin acquisition-related costs while it incurred approximately $154 thousand in the first quarter of 2016; these costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Topwin as it is not material to the Company’s operations and overall financial position.
In the first quarter of 2017, the Company entered into an agreement with former Topwin shareholders to settle claims against withheld shares. Pursuant to the purchase agreement and the subsequent settlement agreement all shares withheld as escrow were released to the Company. As a result, the withheld shares initially treated as stock compensation were deemed to have forfeited in the current period and the shares representing contingent consideration and included as a component of purchase price were accounted for within equity and this subsequent settlement represents a non-cash investing and financing activity. Together these items represent the effective recovery of 63,114 shares, which at the date of recovery had a closing price of $6.30 per share. The purchase price of Topwin was not adjusted as the measurement period had elapsed.
6. Inventories
Inventories are principally valued at standard costs, which approximate the lower of cost or market on a first-in, first-out basis. Components of inventories were as follows:

(In thousands)	July 2, 2016	April 2, 2016
Raw materials and purchased parts	$38,703	$38,957
Work-in-process	14,582	14,270
Finished goods	6,237	7,243
	$59,522	$60,470
In the first quarter of 2017, the Company recorded a $1.1 million estimated impairment to inventory at our manufacturing facility in Wuhan resulting from flooding in central China.
7. Trade Accounts Receivable
Trade accounts receivable consisted of the following:

(In thousands)	July 2, 2016	April 2, 2016
Current trade accounts receivable, net	$34,272	$42,770
Non-current trade accounts receivable	214	320
	$34,486	$43,090
Non-current trade accounts receivable are included in Other assets in the Condensed Consolidated Balance Sheets.
8. Other Current Assets
Other current assets consisted of the following:

(In thousands)	July 2, 2016	April 2, 2016
Prepaid expenses	$2,285	$2,747
Value added tax receivable	908	1,353
Other	2,026	1,240
	$5,219	$5,340
Included in "Other" Other current assets are non-trade receivables, derivative sale proceeds receivable and other similar items.
9. Other Assets
Other assets consisted of the following:

(In thousands)	July 2, 2016	April 2, 2016
Consignment and demo equipment, net	$8,915	$7,242
Long term deposits	2,620	2,543
Non-current trade accounts receivable, net	214	320
Other non-current assets	2,807	2,521
	$14,556	$12,626

Depreciation expense for demo and leased equipment totaled $0.1 million in the first quarter of 2017 and 2016.
Included in "Other" Other assets are long-term investments and other similar items.
10. Accrued Liabilities (Current) & Other Liabilities (Non-current)
Accrued liabilities (current) consisted of the following:

(In thousands)	July 2, 2016	April 2, 2016
Product warranty accrual	$4,103	$3,666
Payroll-related liabilities	3,919	5,717
Purchase order commitments and receipts	1,485	2,588
Customer deposits	1,436	1,731
Professional fees payable	980	1,052
Restructuring costs payable	460	757
Other current liabilities	2,641	2,823
	$15,024	$18,334
Included in other current liabilities above are accrued amounts for value-added taxes, income taxes, freight, and other similar items.
Other liabilities (non-current) consisted of the following:

(In thousands)	July 2, 2016	April 2, 2016
Deferred compensation	$2,790	$2,504
Product warranty accrual	1,844	2,068
Other non-current liabilities	3,042	3,229
	$7,676	$7,801
Other non-current liabilities include long-term deferred revenue, long-term deposits and other similar items.
11. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended
(In thousands)	July 2, 2016	June 27, 2015
Product warranty accrual, beginning	$5,734	$3,342
Warranty charges incurred, net	(2,051)	(1,484)
Provision for warranty charges	2,264	2,163
Product warranty accrual, ending	$5,947	$4,021
Net warranty charges incurred include labor charges and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $5.9 million in product warranty accrual at July 2, 2016, $1.8 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.
12. Deferred Revenue

Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company's factory and transfer of risk and title. Revenue is deferred whenever title transfer is pending, risk has not transferred, and/or acceptance criteria have not yet been fulfilled. Deferred revenue arises from, among other factors, sales to Japanese customers, shipments of substantially new products and shipments with custom specifications and acceptance criteria where the Company cannot demonstrate a track record of acceptance. For sales involving multiple element arrangements, the relative selling price of any undelivered elements, including installation services and similar items, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended
(In thousands)	July 2, 2016	June 27, 2015
Deferred revenue, beginning	$7,685	$12,376
Revenue deferred	10,353	15,720
Revenue recognized	(8,281)	(13,135)
Deferred revenue, ending	$9,757	$14,961
Of the total of $9.8 million in deferred revenue at July 2, 2016, $0.9 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.
13. Commitments & Contingencies
The Company is party to a loan and security agreement ("Loan Agreement") with Silicon Valley Bank, which was amended on July 12, 2016. The amendments, among other things, included the modification of certain financial covenants, including the removal of Tangible Net Worth covenant for periods ending after March 31, 2016. Instead, the Company must now comply with two new financial covenants, including a quick ratio and an EBITDA loss threshold measured on a trailing twelve month basis. The Loan Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”) with up to $30 million available on a revolving basis, including a $15 million sublimit for letters of credit. The credit agreement expires March 20, 2018. At July 2, 2016, the Company had no revolving loans or letters of credit outstanding under the Credit Facility, was in compliance with all covenants, and was not in default under the Loan Agreement. The commitment fee on the amount of unused credit was 0.3 percent.
The Company mitigates credit risk by transacting with highly rated counterparties for foreign exchange contracts, letters of credit and other transactions where counterparty risk is a factor. The Company has evaluated the non-performance risks associated with the Company's lenders and other parties and believe them to be insignificant.
From time to time the Company may be party to litigation arising in the normal course of business. Currently, the Company is not party to any litigation it believes would have a material adverse effect on the Company's financial position, results of operations or cash flows.
14. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended
(In thousands, except per share data)	July 2, 2016	June 27, 2015
Net loss	$(118)	$(6,364)
Weighted average shares used for basic earnings per share	31,815	31,177
Incremental diluted shares	—	—
Weighted average shares used for diluted earnings per share	31,815	31,177
Net loss per share:
Basic	$—	$(0.20)
Diluted	$—	$(0.20)
Awards of options, SARs and RSUs representing an additional 2.3 million and 3.6 million shares of stock for the first quarter of 2017 and 2016, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
15. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker ("CODM") is the Company's Chief Executive Officer. The Company operates in two segments, Component Processing and Micromachining. Included within Component Processing are interconnect products, semiconductor products and component test products. The interconnect, semiconductor and component test products are sold primarily to manufacturers of electronic components and are used to drill, cut, trim, ablate, test and mark features that improve the yield or functionality of the component. Micromachining products are sold primarily to manufacturers of end devices across multiple industries and are used primarily to drill, cut or mark features on a variety of materials, generally on the casing or external surface of the end device. In addition, micromachining products tend to serve markets that require fewer features, less stringent design requirements, and lower cost. The Company uses U.S. GAAP for segment reporting, consistent with the accounting policies of the consolidated entity.
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
In the quarter ended July 2, 2016, we revised the method we use to determine segment gross margin amounts used by the CODM. Previously the profit on the laser (or more specifically, the difference between an estimated third-party purchase price of a similar laser and the cost for the Company to produce these lasers) was associated with only a single segment where the internal lasers were primarily employed or expected to be employed. However, with recent introduction of new products, certain of the Company's internal lasers are now used in both the Component Processing and Micromachining segments. The change in method was made refine the allocation of profit to the segments given this new dynamic, and to ensure that the margin associated with the use of internal lasers is reflected in the profit of the segment generating the third-party sale. No revisions to segment gross margins were made for quarters prior to the current quarter as the changes were deemed immaterial.
Net sales by segment were as follows:

	Fiscal quarter ended
(In thousands)	July 2, 2016	June 27, 2015
Component Processing	$43,129	$38,284
Micromachining	4,539	4,807
	$47,668	$43,091
Gross profits by segment were as follows:

	Fiscal quarter ended
(In thousands)	July 2, 2016	June 27, 2015
Component Processing	$22,258	$14,110
Micromachining	15	1,662
Corporate and other	(1,465)	(395)
	$20,808	$15,377
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	July 2, 2016	June 27, 2015
Asia	$40,448	$33,536
Americas	3,018	6,356
Europe	4,202	3,199
	$47,668	$43,091
16. Restructuring and Cost Management Plans

In March 2015, as a part of the plan to streamline manufacturing and development activities, the Company initiated a restructuring plan that included the closure of the assembly plant and development center located in Chelmsford, Massachusetts, which was part of the Component Processing segment. The original estimated completion date of the plan was the end of fiscal 2016 at a total estimated pre-tax cost of $5.5 million.
There were no net restructuring costs incurred related to the above mentioned restructuring plan in the first quarter of 2017. Since the inception of the plan, $5.8 million have been recognized in restructuring costs. The plan was effectively complete as of the end of the fourth quarter of 2016. Included in these costs were write-offs of leasehold improvements associated with the abandoned manufacturing facility, employee severance and related payments, and other wind-down costs. The Company expects to pay the remaining costs and accrued expenses related to the leased facility until December 2019, which is the end of the lease term.
At July 2, 2016 and April 2, 2016, the amount of unpaid restructuring costs included in accrued liabilities was $0.5 million and $0.8 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of April 2, 2016	$757
Employee severance and related benefits:
Cash payments	(297)
Restructuring & cost management amounts payable as of July 2, 2016	$460
17. Shareholders’ Equity
Share Repurchase Program
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company's outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares during the first quarter of 2017 or 2016. There is no fixed completion date for the repurchase program.
18. Subsequent Events
Acquisition of Visicon
On July 29, 2016, the Company entered into an Agreement and Plan of Merger among the Company, ESI Vista Sub, Inc., Visicon Technologies, Inc. (“Visicon”) and the Stockholders’ Representative (the “Merger Agreement”) pursuant to which the Company agreed to acquire Visicon for 784,559 shares of the Company's common stock, valued at $5 million for purposes of the Merger Agreement, and $3 million in cash, subject to adjustment for indebtedness, transaction expenses, working capital and other items. The merger closed on August 1, 2016.
Due to the adjustments referenced above, including the payment of $1.5 million to retire Visicon indebtedness, no cash remained to pay Visicon stockholders at closing and the aggregate number of shares of common stock to be issued was reduced to 745,159 shares. Of those shares, 141,220 shares were placed in escrow to serve as a source of payment for any purchase price adjustment or indemnity claims by the Company. The amount of cash paid by the Company at closing in the second quarter of 2017 was approximately $2.1 million.
As the acquisition recently closed on August 1, 2016, the Company is still in the process of performing initial accounting for the business combination. Disclosures regarding amounts recognized for major classes of assets acquired and liabilities assumed will be provided once the initial accounting is completed. The acquired subsidiary is not expected to be material to the Company’s operations and overall financial position.
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
The first quarter of 2017 ended July 2, 2016, the fourth quarter of 2016 ended April 2, 2016, and the first quarter of 2016 ended June 27, 2015 were all 13-week periods.
Summary of Sequential Quarterly Results
First Quarter 2017 Ended July 2, 2016 Compared to Fourth Quarter 2016 Ended April 2, 2016.
The financial results of the first quarter of 2017 reflected a significant sequential decline in order volume with total orders declining to $30.4 million from $55.6 million in the previous quarter, driven primarily by a decline in Component Processing (CP) orders. CP orders decreased 48%, primarily due to a $27.9 million decrease in Interconnect Products as a result of overcapacity in the flex via drilling market, after several quarters of strong technology and capacity buys. This was partially offset by a $2.8 million increase in Semiconductor Products due to increased demand for wafer trim products and LCD repair products. Orders in the Micromachining (MM) segment were roughly flat with the last quarter, with no significant new design wins or capacity addition.
Total sales declined from $51.5 million in the fourth quarter of 2016 to $47.7 million. By segment, CP sales decreased by $0.6 million from $43.7 million in the fourth quarter of 2016 to $43.1 million in first quarter of 2017. Within the CP segment, Interconnect Product sales increased by $1.8 million as a result of increased shipments of our GemStoneTM flex via drilling product and higher service activity. This was offset by a decrease of $1.4 million in the Semiconductor Products primarily due to a $1.3 million decrease in sales of memory repair systems and a $1.0 million decrease in the Component Test Product sales. MM segment sales decreased to $4.5 million in the first quarter of 2017 from $7.8 million in the fourth quarter of 2016, primarily due to lower micromachining orders in the fourth quarter of 2016, partially offset by $1.7 million increase in service sales.
Gross profit was $20.8 million in the first quarter of 2017 compared to $21.2 million in the fourth quarter of 2016. Gross margin was 43.7% on net sales of $47.7 million in the first quarter of 2017 compared to a gross margin of 41.1% on net sales of $51.5 million in the fourth quarter of 2016. The improvement in gross margin was primarily due to favorable product mix with higher number of flex via drilling product sales, higher service margins and decreases in service repair expenses. Total margin improvements were partially offset by a $1.1 million estimated impairment of inventory that was damaged in our Wuhan, China facility due to flooding in Central China and decreased absorption of fixed costs resulting from lower production volumes in the first quarter.
Net operating expenses of $20.5 million in the first quarter of 2017 represent an increase of $0.4 million from $20.1 million in the fourth quarter of 2016. Selling, general and administrative (SG&A) expenses increased $0.7 million, primarily due to $0.4 million of lower employee benefit costs in the fourth quarter of 2016 which did not repeat this quarter and a $0.3 million increase in share based compensation expense due to higher grant date fair value of shares issued in the first quarter of 2017 and forfeitures in the fourth quarter of 2016 that did not repeat in the current quarter. Research, development and engineering (RD&E) expenses decreased $0.1 million due to lower project development costs as various new products moved to production. Restructuring costs decreased $0.2 million from the previous quarter primarily due to the closure of the Chelmsford manufacturing facility in 2016.
Operating profit was $0.3 million in the first quarter of 2017 compared to $1.1 million in the fourth quarter of 2016.
Provision for income taxes was $0.3 million in the first quarter of 2017 compared to a benefit of $0.7 million in the fourth quarter of 2016. The change in income taxes was due to change in the mix of income from foreign jurisdictions and due to a discrete tax benefit related to pretax losses in the Topwin subsidiary in the fourth quarter of 2016, which did not repeat in the current quarter.
Net loss was $0.1 million in the first quarter of 2017 compared to net income of $2.0 million in the fourth quarter of 2016.

First Quarter 2017 Ended July 2, 2016 Compared to First Quarter 2016 Ended June 27, 2015
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	July 2, 2016	June 27, 2015
Net sales	100.0%	100.0%
Cost of sales	56.3	64.3
Gross profit	43.7	35.7
Selling, general and administrative	27.0	29.3
Research, development and engineering	16.0	20.1
Acquisition and integration costs	—	0.4
Restructuring costs	—	0.1
Operating profit (loss)	0.6	(14.2)
Interest and other (expense) income, net	(0.3)	—
Total non-operating (expense) income	(0.3)	—
Income (loss) before income taxes	0.5	(14.2)
Provision for income taxes	0.7	0.6
Net loss	(0.2)%	(14.8)%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	July 2, 2016		June 27, 2015
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$30,918	64.8%	$20,645	47.9%
Component Test Products (CTP)	4,602	9.7	6,498	15.1
Semiconductor Products (SP)	7,609	16.0	11,141	26.0
	$43,129	90.5	$38,284	89.0
Micromachining
Micromachining Products (MP)	$4,539	9.5	$4,807	11.2
Net Sales	$47,668	100.0%	$43,091	100.0%
Net sales for the first quarter of 2017 increased $4.6 million or 10.6% from net sales for the first quarter of 2016. By segment, sales in the CP increased by 12.7% and MM decreased by 5.6%.
CP segment sales for the first quarter of 2017 increased $4.8 million compared to the first quarter of 2016. The increase in CP segment sales was driven by demand for our flex via drilling products, primarily the new GemStoneTM product, and sales of the memory repair systems. This increase was partially offset by lower semiconductor service sales, and decreased sales of wafer mark, wafer trim and MLCC systems due to the timing of demand for these products.
MM segment sales for the first quarter of 2017 decreased $0.3 million compared to the first quarter of 2016. The decrease was primarily due to low follow-on demand for our micromachining systems.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
	July 2, 2016		June 27, 2015
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$40,448	84.9%	$33,536	77.8%
Americas	3,018	6.3	6,356	14.8
Europe	4,202	8.8	3,199	7.4
Net Sales	$47,668	100.0%	$43,091	100.0%
Net sales to Asia increased by 20.6% to $40.4 million primarily due to increased placements of flex via drilling products in Vietnam and China.
Gross Profit

	Fiscal quarter ended
	July 2, 2016		June 27, 2015
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Component Processing	$22,258	51.6%	$14,110	36.9%
Micromachining	15	0.3	1,662	34.6
Corporate and other	(1,465)	(3.1)	(395)	(0.9)
Gross Profit	$20,808	43.7%	$15,377	35.7%
Gross profit was $20.8 million for the first quarter of 2017, an increase of $5.4 million compared to the first quarter of 2016. The gross profit increase was primarily driven by increased sales of $4.6 million. Gross margin was 43.7% and 35.7% for the first quarters of 2017 and 2016, respectively. The gross margin increase was primarily driven by favorable product mix in our flex via drilling products and memory repair systems, improved warranty costs and a decrease in manufacturing expenses due to the restructuring activities. The margin improvement was partially offset by a $1.1 million write-off of inventory that was damaged in our Wuhan, China facility due to flooding in Central China in the first quarter of 2017.
Gross margin for the CP segment increased from 36.9% to 51.6% or an increase of $8.1 million, primarily due to increased sales volume and associated favorable absorption of fixed costs and improved product mix. MM segment gross margins decreased from 34.6% to 0.3% due principally to lower production and sales volumes.
Corporate and other cost of sales include expenses not allocated to our two operating segments, including stock compensation, amortization of intangibles, restructuring and other expense. The change in the first quarter of 2017, is due to a $1.1 million estimated impairment to inventory at our manufacturing facility in Wuhan resulting from flooding in central China.
Operating Expenses

	Fiscal quarter ended
	July 2, 2016		June 27, 2015
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$12,871	27.0%	$12,617	29.3%
Research, development and engineering	7,630	16.0	8,645	20.1
Acquisition and integration costs	—	—	154	0.4
Restructuring costs	—	—	62	0.1
Operating Expenses	$20,501	43.0%	$21,478	49.9%
Selling, general and administrative
Selling, general and administrative (SG&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the first quarter of 2017 increased $0.3 million compared to the first quarter of 2016. This increase was primarily attributable to a $0.3 million increase in share-based compensation expense due to higher grant date fair value of shares issued in the first quarter of 2017 and an increase of $0.2 million in commission expense due to increased sales activity.

Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first quarter of 2017 decreased $1.0 million compared to the first quarter of 2016. This decrease was primarily due to a $0.6 million decrease in project development costs as various new products moved to production and a $0.4 million decrease in labor expenses due to cost reduction activities.
Restructuring Costs
During the fourth quarter of 2015, we initiated restructuring plans to consolidate and shift our manufacturing activities to Asia and other cost reduction actions. The $0.1 million of restructuring costs in 2016 relate primarily to the labor charges for the closure of the Chelmsford, Massachusetts manufacturing plant associated with these restructuring plans. We ceased our use of that facility in 2016, and no further restructuring charges were incurred in the first quarter of 2017.
Non-operating Income and Expense

	Fiscal quarter ended
	July 2, 2016		June 27, 2015
(In thousands, except percentages)	Interest and Other (Expense) Income, net	% of Net Sales	Interest and Other (Expense) Income, net	% of Net Sales
Interest and other expense, net	$(78)	(0.3)%	$(5)	—%
Total non-operating expense	$(78)	(0.3)%	$(5)	—%
Non-operating income and expense consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net non-operating expense was $78 thousand in the first quarter of 2017 and $5 thousand in the first quarter of 2016. The change in non-operating expense is primarily attributable to foreign exchange losses in the first quarter of 2017 due to a weakened British Pound.
Income Taxes

	Fiscal quarter ended
	July 2, 2016		June 27, 2015
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$347	151.5%	$258	(4.2)%
The income tax provision for the first quarter of 2017 was $347 thousand on pretax income of $0.2 million, an effective tax rate of 151.5%. For the first quarter of 2016, the income tax provision was $258 thousand on pretax loss of $6.1 million, an effective rate of (4.2)%. The change in provision for taxes relates to the mix of income taxes arising in foreign jurisdictions.
Financial Condition and Liquidity
At July 2, 2016, our principal sources of liquidity were cash and cash equivalents of $62.5 million, short-term investments of $4.5 million, accounts receivable of $34.5 million and our credit facility. At July 2, 2016, we had a current ratio of 3.93 and had no long-term debt. Working capital of $125.4 million decreased $1.2 million compared to the April 2, 2016 balance of $126.7 million. Total cash, cash equivalents, and investments increased $9.6 million as compared to March 28, 2015 primarily due to a decrease in accounts receivable of $8.5 million.
Sources and Uses of Cash
Net cash provided by operating activities of $11.4 million for the quarter ended July 2, 2016 was a result of a $0.1 million net loss adjusted for non-cash items of $4.6 million. Working capital changes consisted primarily of an $8.5 million decrease in accounts receivables due to timing of shipments and improved payment terms and a $3.0 million increase in accounts payable driven by normalization of timing of inventory receipts and extension of payment terms with vendors, partially offset by a $2.3 million increase in inventory due to investments in inventory for new product placements in the first quarter of 2017.
For the quarter ended July 2, 2016, net cash provided by investing activities of $9.0 million was primarily due to $10.5 million of net sales of investments and $1.5 million of capital expenditures for purchases of property, plant and equipment (PP&E). The accounts receivable balance at July 2, 2016 includes $0.1 million of proceeds receivable on sales of PP&E.

For the quarter ended July 2, 2016, net cash used in financing activities of $0.4 million related to issuances from employee stock plans, net of payments of associated withholding taxes.
We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations and contractual obligations for at least the next twelve months.
Critical Accounting Policies and Estimates
We reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended April 2, 2016.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risk disclosure contained in our Form 10-K for the year ended April 2, 2016.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Competition and Customers
Volatility of Our Customers’ Industries and Capital Spending
Our business is dependent upon the capital expenditures of manufacturers of microelectronics, PCB's, semiconductors, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor, and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant volatility in investment cycles in the market for microelectronics, PCB's and semiconductors used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations. For example, beginning in the first quarter of fiscal 2017 we began to experience a significant decline in orders due to reduced demand from PCB manufacturers. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global economies, particularly those of Asia and the United States; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, and consumer electronics industries.
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

Acquisitions and Divestitures
We may make acquisitions of, or significant investments in, other businesses with complementary products, services or technologies, such as our June 2012 acquisition of Eolite Systems, our May 2013 acquisition of the Semiconductor Systems business from GSI Group, Inc., our January 2015 acquisition of Topwin and our August 2016 acquisition of Visicon Technologies, Inc. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

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
Need to Broaden our Marketing and Channel Capability
The laser microfabrication industry is comprised of broad set of markets and applications and represents significant opportunities for growth. In order to access these opportunities, we are broadening our approach from customer centric to market based. This will require the hiring, development, and application of new marketing capability and channel access. Our ability to successfully access and compete in these broader markets will be partially dependent on our development of these new skills, capabilities and customer relationships. Our inability to do so would harm our business and adversely affect our revenues and profitability.
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
Risks Related to Financial Matters
Liquidity
We may require greater working capital to operate than similar size businesses in many other industries. At July 2, 2016, we had working capital of $125.4 million, including $67.0 million in cash and short-term investments. Our operating cash flows were negative for most quarters from September 2013 through March 2015 and could be negative again in future periods. If revenues were to grow, we would expect increased working capital needs for receivables and inventory.
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
While we have a credit facility in place, the level of availability and cost are based on meeting perfected cash and availability requirements. If this is not met our ability to access the facility may be limited based upon eligible accounts receivables. In addition, if we fail to meet the covenants in our credit facility, including a quick ratio and an EBITDA loss threshold measured on a trailing twelve month basis, access to the facility may be limited. If we were to require additional financing, there is no assurance it would be available on terms that are acceptable to us or at all. In addition, if we were to obtain financing by selling stock or convertible securities, the ownership of existing shareholders would be diluted. If we were to require additional financing and were unable to do so on acceptable terms or at all, our business and our ability to continue operations could be materially and adversely affected.

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
Impairment of Goodwill, Intangible and Long-Lived Assets
We held a total of $6.9 million in acquired intangible assets, net of accumulated amortization, and $7.4 million in goodwill at July 2, 2016. Events may occur or circumstances change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the reporting unit.
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
Stock Price Volatility
The market price of our common stock has fluctuated widely. During the first quarter of 2017, our stock price fluctuated between a high of $7.44 per share and a low of $5.75 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

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
Impairment of Investments
Our investment portfolio is primarily comprised of commercial paper, debt securities issued by U.S. governmental agencies and money market securities. These investments are intended to be highly liquid and low risk. If the markets for these securities were to deteriorate for any reason, including as a result of a downgrade in the credit rating of U.S. government securities, the liquidity and value of these investments could be negatively affected, which could result in impairment charges. Any such impairment charges may have a material impact on our financial condition and results of operations.
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
Management believes that it identified and implemented additional controls, which remediated these material weaknesses by the end of 2016.
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

Date:	August 9, 2016	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Edward C. Grady
Edward C. Grady
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Senior Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)