Form 10-Q
period 2016-10-01
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2016-11-09
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2016 was 32,464,117 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
2017 FORM 10-Q QUARTERLY REPORT

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	October 1, 2016	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$52,685	$42,413
Short-term investments	3,500	15,252
Trade receivables, net of allowances of $879 and $1,039	29,744	42,770
Inventories, net	61,895	60,470
Shipped systems pending acceptance	3,893	1,181
Other current assets	5,547	5,340
Total current assets	157,264	167,426
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $110,437 and $107,910, (PP&E)	24,581	24,543
Non-current deferred income taxes, net	884	914
Goodwill (see Note 5 "Business Acquisitions")	12,652	7,445
Acquired intangible assets, net of accumulated amortization of $21,702 and $21,146	6,589	7,146
Other assets	15,448	12,626
Total assets	$217,418	$220,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,611	$16,061
Accrued liabilities	17,170	18,334
Deferred revenue	10,951	6,373
Total current liabilities	41,732	40,768
Non-current liabilities:
Income taxes payable	1,360	1,266
Deferred income tax liability, net	226	234
Other liabilities	6,529	7,801
Total liabilities	49,847	50,069
Commitments and contingencies (See Note 13 "Commitments & Contingencies")
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 32,966 and 31,613 issued and outstanding	202,493	195,024
Accumulated deficit	(33,792)	(23,998)
Accumulated other comprehensive loss	(1,130)	(995)
Total shareholders’ equity	167,571	170,031
Total liabilities and shareholders’ equity	$217,418	$220,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales:
Systems	$21,442	$35,570	$59,642	$67,632
Services	8,216	10,902	17,684	21,931
Total net sales	29,658	46,472	77,326	89,563
Cost of sales:
Systems	14,146	22,345	36,568	43,630
Services	4,532	5,706	8,970	12,135
Total cost of sales	18,678	28,051	45,538	55,765
Gross profit	10,980	18,421	31,788	33,798
Operating expenses:
Selling, general and administrative	12,766	12,534	25,637	25,151
Research, development and engineering	7,760	8,283	15,390	16,928
Acquisition and integration costs	335	40	335	194
Restructuring costs	—	591	—	653
Net operating expenses	20,861	21,448	41,362	42,926
Operating loss	(9,881)	(3,027)	(9,574)	(9,128)
Non-operating income:
Interest and other income, net	206	6	128	1
Total non-operating income	206	6	128	1
Loss before income taxes	(9,675)	(3,021)	(9,446)	(9,127)
Provision for income taxes	—	239	347	497
Net loss	$(9,675)	$(3,260)	$(9,793)	$(9,624)
Net loss per share - basic	$(0.30)	$(0.10)	$(0.30)	$(0.31)
Net loss per share - diluted	$(0.30)	$(0.10)	$(0.30)	$(0.31)
Weighted average number of shares - basic	32,396	31,384	32,109	31,280
Weighted average number of shares - diluted	32,396	31,384	32,109	31,280
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net loss	$(9,675)	$(3,260)	$(9,793)	$(9,624)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0, $17, $0 and $0	47	(756)	(139)	(725)
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $2, $(2), $(2) and $(4)	5	4	9	8
Net unrealized loss on available-for-sale securities, net of taxes of $0, $0, $0 and $0	(1)	(1)	(4)	(1)
Other comprehensive income (loss):	51	$(753)	$(134)	$(718)
Comprehensive loss	$(9,624)	$(4,013)	$(9,927)	$(10,342)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two fiscal quarters ended
(In thousands)	October 1, 2016	September 26, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,793)	$(9,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,592	3,803
Amortization of acquired intangible assets	554	725
Share-based compensation expense	3,136	2,626
Loss on disposition of property and equipment, net	40	6
(Benefit from) provision for doubtful accounts	(235)	127
Charges for write-off of damaged product	1,170	—
Decrease in deferred income taxes	87	106
Changes in operating accounts, net of acquisitions:
Decrease (increase) in trade receivables, net	13,373	(3,953)
Increase in inventories	(3,669)	(2,668)
(Increase) decrease in shipped systems pending acceptance	(2,712)	17
(Increase) decrease in other current assets	(43)	2,736
(Decrease) increase in accounts payable and accrued liabilities	(6,100)	10,308
Increase in deferred revenue	4,577	286
Net cash provided by operating activities	3,977	4,495
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(228,921)	(261,978)
Proceeds from sales and maturities of investments	240,209	251,982
Purchase of property, plant and equipment	(2,710)	(2,185)
Proceeds from sale of property, plant and equipment	7	—
Cash paid for business acquisitions, net of cash acquired	(2,010)	—
(Increase) decrease in other assets	(71)	386
Net cash provided by (used in) investing activities	6,504	(11,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of withholding taxes on stock-based compensation	(793)	(603)
Proceeds from issuance of common stock	654	737
Net cash (used in) provided by financing activities	(139)	134
Effect of exchange rate changes on cash	(70)	(186)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,272	(7,352)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,413	50,994
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,685	$43,642
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(25)	$(57)
Cash paid for income taxes	(251)	(478)
Income tax refunds received	6	110
Net increase in PP&E and other assets related to transfers from inventory	3,128	622
Non-cash additions to property, plant and equipment	270	227
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
Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowance for doubtful accounts; accrued restructuring costs; share-based compensation; income taxes including the valuation of deferred tax assets; fair value measurements; purchase price accounting; valuation of long-lived assets; valuation of goodwill; and valuation of acquired technology.
Except for the added policy below, there have been no significant changes to the Company's significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended April 2, 2016. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted. The fiscal quarters ended October 1, 2016 and September 26, 2015 consisted of 13-week periods while the two fiscal quarters ended October 1, 2016 and September 26, 2015 consisted of 26-week periods.
Acquisition Accounting
The fair value of the consideration exchanged in an acquisition is allocated to tangible assets and identifiable intangible assets acquired and liabilities assumed at acquisition date fair value. Goodwill is measured as the excess of the consideration transferred over the net fair value of identifiable assets acquired and liabilities assumed. The accounting for an acquisition involves a considerable amount of judgment and estimation. Cost, income, market or a combination of approaches may be used to establish the fair value of consideration exchanged, assets acquired and liabilities assumed, depending on the nature of those items. The valuation approach is determined in accordance with generally accepted valuation methods or other generally accepted methods. Key areas of estimation and judgment may include projections of future performance, cost of capital, market characteristics, cost structure, impacts of synergies, and estimates of terminal value, among others.
While the Company uses best estimates and assumptions as part of the purchase price allocation process to estimate the value of assets acquired and liabilities assumed, estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill, to the extent that adjustments are identified to the preliminary purchase price allocation. Upon conclusion of the measurement period, or final determination of the value of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to results from operations. Refer to Note 5, “Business Acquisitions” of Notes to Condensed Consolidated Financial Statements for further discussion of purchase accounting, valuation methodology and assumptions.
2. Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We elected to early adopt ASU 2016-15 and it did not have any effect on our cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date for implementation of ASU 2014-09 by one year and are now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which clarifies the implementation guidance of principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements in ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2015-14. We have not yet selected a transition method and we are currently evaluating the effect that the updated standards will have on our consolidated financial statements and related disclosures. The new standards are effective for the Company's fiscal year ending March 30, 2019.
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
3. Share-Based Compensation
The Company's share-based compensation consists of stock-settled stock appreciation rights (SARs), restricted stock unit awards with a service condition (time-based RSUs), restricted stock unit awards with a performance condition (performance-based RSUs), restricted stock unit awards with a market condition (market-based RSUs) and an employee stock purchase plan.
The Company recognizes expense related to the fair value of SARs and employee stock purchase plan using the Black-Scholes model to estimate the fair value of awards on the date of grant. SARs grant the right to receive shares of the Company's stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The fair value of time-based RSUs and performance-based RSUs are measured on the grant date based on the market value of our common stock. The market-based RSUs must achieve the total shareholder return (TSR) measures in order for the awards to vest, and the grant date fair value of the awards is calculated using a Monte Carlo simulation model.
The Company recognizes compensation expense for all share-based compensation awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Expense for performance-based RSUs is recognized based on the probability of achievement of the performance criteria. The compensation cost for market-based RSUs that reference a TSR measure is recognized over the related service period, even if the market condition is never satisfied.
The Company granted a total of 709,000 time-based RSUs, 195,000 market-based RSUs and 90,000 performance-based RSUs during the first two quarters of 2017, but did not grant any SARs. Grants for the second quarter of 2017 included 152,000 time-based RSUs and 90,000 performance-based RSUs granted to the employees of the Company who were hired as a part of the Visicon acquisition.

Share-based compensation expense under the stock incentive plans is included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Cost of sales	$136	$114	$256	$243
Selling, general and administrative	1,205	746	2,182	1,461
Research, development and engineering	177	206	371	425
Total share-based compensation expense	$1,518	$1,066	$2,809	$2,129
The Company does not capitalize share-based compensation costs. As of October 1, 2016, the Company had $9.7 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 1.9 years.
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
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2016 and April 2, 2016 was as follows (in thousands):

October 1, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$3,638	$—	$—	$3,638
Commercial paper	—	23,388	—	23,388
Total cash equivalents	$3,638	$23,388	$—	$27,026
Short term investments - available for sale:
U.S. treasury fund	$1,003	$—	$—	$1,003
Commercial paper	$—	$1,495	$—	$1,495
Government agencies	$—	$1,002	$—	$1,002
Total short-term investments - available for sale	$1,003	$2,497	$—	$3,500

Forward purchase or (sale) contracts:
Japanese Yen	$—	$(21)	$—	$(21)
New Taiwan Dollar	—	(2)	—	(2)
Korean Won	—	(2)	—	(2)
Euro	—	(82)	—	(82)
British Pound	—	(12)	—	(12)
Chinese Renminbi	—	—	—	—
Singapore Dollar	—	(1)	—	(1)
Total forward contracts	$—	$(120)	$—	$(120)

Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$2,176	$—	$—	$2,176
Money market securities	787	—	—	787
Total deferred compensation plan assets	$2,963	$—	$—	$2,963

April 2, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$4,643	$—	$—	$4,643
Commercial paper	—	12,140	—	12,140
Total cash equivalents	$4,643	$12,140	$—	$16,783
Short term investments - available for sale:
U.S. treasury fund	$1,003	$—	$—	$1,003
Commercial paper	$—	$997	$—	$997
Government agencies	—	13,252	—	13,252
Total short-term investments - available for sale	$1,003	$14,249	$—	$15,252

Forward purchase or (sale) contracts:
Japanese Yen	$—	$(31)	$—	$(31)
New Taiwan Dollar	—	5	—	5
Korean Won	—	129	—	129
Euro	—	(367)	—	(367)
Chinese Renminbi	—	(1)	—	(1)
Singapore Dollar	—	20	—	20
Total forward contracts	$—	$(245)	$—	$(245)

Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$1,916	$—	$—	$1,916
Money market securities	588	—	—	588
Total deferred compensation plan assets	$2,504	$—	$—	$2,504
*These investments represent assets held in trust for the deferred compensation plan
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at October 1, 2016 and April 2, 2016 were utilized to calculate fair values.
During the first two quarters of 2017 and 2016, there were no transfers between Level 1, 2 or 3 assets.

Investments
The Company’s investments at October 1, 2016 and April 2, 2016 were as follows (in thousands):

		Unrealized
October 1, 2016	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	1,001	1	—	1,002
Commercial paper	24,883	—	—	24,883
Total investments (current)	$25,884	$1	$—	$25,885
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	2,874	89	—	2,963
Total investments (non-current)	$2,874	$89	$—	$2,963

		Unrealized
April 2, 2016	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$13,137	$—	$—	$13,137
Government agencies	13,247	5	—	13,252
Total investments (current)	$26,384	$5	$—	$26,389
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$2,507	$—	$(3)	$2,504
Total investments (non-current)	$2,507	$—	$(3)	$2,504
*These investments represent assets held in trust for the deferred compensation plan
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of October 1, 2016 and April 2, 2016.
5. Business Acquisitions
Fiscal 2017
On August 1, 2016, the Company acquired all of the outstanding shares of Visicon Technologies, Inc. (Visicon), a leading supplier of high-accuracy and high-throughput measurement and defect detection systems based in Napa, California. The consideration under the merger agreement is subject to adjustment for indebtedness, seller's transaction expenses, working capital and other items.
Based on estimated closing working capital and other adjustments, ESI paid $2.0 million in cash and expects to issue 637,082 shares of ESI common stock, valued at approximately $4.5 million. The value of the common stock is based on the closing price of stock on August 1, 2016. Of the expected shares to be issued in connection with the agreement, 33,143 shares are expected to be reserved in escrow to serve as a source of payment for any purchase price adjustments or indemnity claims by the Company. The sellers have contractually agreed to limitations on the sale of the shares of common stock they receive in connection with the sale of Visicon; specifically, no shares can be sold for six months following closing, after which point twenty five percent of the shares each stockholder receives can be sold in each of the following four three-month periods. The shares issued as a part of this merger represent a non-cash investing activity of $4.5 million.

As of the reporting date, the Company has not completed the valuation of assets acquired and liabilities assumed. The amounts presented below represent provisional amounts based on best estimates utilizing information available to-date. In the absence of better information, amounts presented represent the carrying value of the item as of the acquisition date. These provisional amounts will be revised when the value of the associated assets and liabilities is determined. The total estimated purchase price of $6.5 million, net of cash acquired, was allocated to the underlying assets acquired and liabilities assumed based on estimated fair value, as shown in the following table:

(In thousands)
Accounts receivable	$391
Inventory	2,056
Prepaid expense and other current assets	116
Property, plant and equipment	642
Acquired intangibles and goodwill*	5,207
Other assets	26
Accounts payable and other accrued liabilities	(1,952)
Total purchase price, net of cash acquired	$6,486
*Acquired intangibles and goodwill are combined above and are both included in Goodwill on the Condensed Consolidated Balance Sheets as the Company has not yet completed its estimation of fair value of intangibles acquired. Upon completion of the valuation process, these amounts will be presented separately.

The acquisition is expected to provide the Company with a portfolio of standalone defect detection systems for the medical device and consumer electronics markets. In addition to a standalone product portfolio and associated value streams, the Company believes the acquisition will provide complementary technology for integrated verification of laser machining, expand its presence into the medical device market, present an opportunity for enhanced vertical integration and result in synergies with the Company's current consumer electronics customer base. Products acquired in the Visicon acquisition are included in the Micromachining segment due to the complementary nature of the sale process and customer base. The value of goodwill acquired has not been finalized as the valuation of assets acquired and liabilities assumed is not complete, as noted above. None of the goodwill is expected to be deductible for tax purposes.
In connection with the acquisition of Visicon, the Company is consolidating Visicon operations with ESI operations, and streamlining manufacturing and development activities between Napa and existing ESI locations. The Company expects to incur total costs approximating $1.2 million in connection with these integration activities. Approximately $0.5 million in integration costs were incurred in the second quarter of 2017. These costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, and include transaction fees, travel costs, employee severance and other related costs.
The operating results of the acquired entity are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Visicon as it is not material to the Company’s operations and financial position.
Fiscal 2015
On January 15, 2015, the Company acquired all of the outstanding shares of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin), a Chinese manufacturer of laser-based systems for $7.6 million in cash and 748,944 shares of ESI common stock issuable over a three year period, valued at approximately $2.9 million as of the acquisition date. Out of the $2.9 million in equity, one-half, or 374,472 shares, is contingent-based consideration and one-half, or 374,472 shares, is non-contingent and will be issued over a three year period beginning June 30, 2015. The contingent consideration is based on future performance of Topwin, as evaluated against targets for net income for each year over a three year period. One-third of the contingent shares will be issued after each year if the target is met for that year. However, failing to meet stated targets will result in none of the contingent shares being issued for that year. As of the acquisition date, the fair value of 374,472 shares of contingent consideration was estimated to be $0.4 million and the fair value of 374,472 shares of non-contingent consideration was estimated to be $2.5 million. The fair value of the non-contingent and contingent shares to be issued over the three year period was determined based on the estimated share price as of the issuance date derived through Monte Carlo simulation, discounted back to the acquisition date. The value of the contingent shares included an estimate of the probability of attainment of the net income targets. Analysis supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. Through the second quarter of 2017, zero and 212,217 shares of ESI common stock have been issued in connection with contingent and non-contingent consideration under the purchase agreement, respectively.

Additionally, the Company agreed to issue, on the same terms described above, up to approximately 513,328 shares valued at $2.0 million, which, together with cash amounts of $0.2 million, is treated as compensation to an employee in the Company who was also a former shareholder of Topwin. The compensation expense was to be recognized over a three year period. From acquisition through the second quarter of fiscal 2017, the Company has recognized $1.2 million in share-based compensation expense related to this agreement. From acquisition through the second quarter of fiscal 2017, zero and 145,427 shares of ESI common stock have been issued in connection with contingent and non-contingent components of compensation expense, respectively.
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
In the first two quarters of 2017 the Company did not incur any Topwin acquisition-related costs while it incurred approximately $194 thousand in the first two quarters of 2016; these costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Topwin as it is not material to the Company’s operations and overall financial position.
In the first quarter of 2017, the Company entered into an agreement with former Topwin shareholders to settle claims against withheld shares. Pursuant to the purchase agreement and the subsequent settlement agreement, the Company’s obligation to issue shares with a future issuance date, which served as a source of indemnification, was terminated, representing the effective recovery of 63,114 shares. At the date of recovery the shares had a closing price of $6.30 per share and an original fair value of $446 thousand. As a result, the withheld shares which were initially accounted for as stock compensation were deemed to have forfeited in the first quarter of 2017 and those shares representing contingent consideration and included as a component of purchase price were accounted for within equity. This subsequent recovery of shares issuable under the agreement represented a non-cash investing and financing activity.
In the second quarter of 2017, as a result of this same settlement agreement, all cash amounts held in escrow were released to the Company, representing the recovery of $430 thousand, slightly less than the original cash escrow of $450 thousand due to exchange rate losses. As a result of this recovery, amounts previously recognized as compensation costs were reversed in the current period and those amounts included as a component of purchase price were recognized as a non-operating gain in the second quarter of 2017, and classified accordingly on the statement of cash flows. The purchase price of Topwin was not adjusted for either the stock or cash escrow recoveries as the measurement period for purchase price accounting related to this acquisition had lapsed prior to the recovery of these amounts.

6. Inventories
Inventories are principally valued at standard cost, which approximates the lower of cost or market on a first-in, first-out basis. Components of inventories were as follows:

(In thousands)	October 1, 2016	April 2, 2016
Raw materials and purchased parts	$42,186	$38,957
Work-in-process	13,303	14,270
Finished goods	6,406	7,243
	$61,895	$60,470
7. Trade Accounts Receivable
Trade accounts receivable consisted of the following:

(In thousands)	October 1, 2016	April 2, 2016
Current trade accounts receivable, net	$29,744	$42,770
Non-current trade accounts receivable	134	320
	$29,878	$43,090
Non-current trade accounts receivable are included in Other assets in the Condensed Consolidated Balance Sheets.
8. Other Current Assets
Other current assets consisted of the following:

(In thousands)	October 1, 2016	April 2, 2016
Prepaid expenses	$3,072	$2,747
Value added tax receivable	1,485	1,353
Other	990	1,240
	$5,547	$5,340
Included in "Other" Other current assets are non-trade receivables, income tax refund receivable and other similar items.
9. Other Assets
Other assets consisted of the following:

(In thousands)	October 1, 2016	April 2, 2016
Consignment and demo equipment, net	$9,510	$7,242
Long term deposits	2,734	2,543
Non-current trade accounts receivable, net	134	320
Other non-current assets	3,070	2,521
	$15,448	$12,626
Depreciation expense for demo and leased equipment totaled $0.1 million in the second quarters of 2017 and 2016 and $0.2 million for the two fiscal quarters ended October 1, 2016 and September 26, 2015.
Included in "Other" Other assets are long-term investments and other similar items.

10. Accrued Liabilities (Current) & Other Liabilities (Non-current)
Accrued liabilities (current) consisted of the following:

(In thousands)	October 1, 2016	April 2, 2016
Payroll-related liabilities	$5,064	$5,717
Product warranty accrual	4,551	3,666
Customer deposits	2,284	1,731
Purchase order commitments and receipts	1,279	2,588
Professional fees payable	953	1,052
Restructuring costs payable	675	757
Other current liabilities	2,364	2,823
	$17,170	$18,334
Included in other current liabilities above are accrued amounts for value-added taxes, income taxes, freight, and other similar items.
Other liabilities (non-current) consisted of the following:

(In thousands)	October 1, 2016	April 2, 2016
Deferred compensation	$2,963	$2,504
Product warranty accrual	970	2,068
Other non-current liabilities	2,596	3,229
	$6,529	$7,801
Other non-current liabilities include long-term deferred revenue, long-term deposits and other similar items.
11. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Product warranty accrual, beginning	$5,947	$4,021	$5,734	$3,342
Warranty charges incurred, net	(1,263)	(2,063)	(3,314)	(3,547)
Provision for warranty charges	837	2,493	3,101	4,656
Product warranty accrual, ending	$5,521	$4,451	$5,521	$4,451
Net warranty charges incurred include labor charges and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $5.5 million in product warranty accrual at October 1, 2016, $1.0 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.
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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Deferred revenue, beginning	$9,757	$14,961	$7,685	$12,376
Revenue deferred	9,119	17,871	19,472	33,591
Revenue recognized	(7,293)	(20,170)	(15,574)	(33,305)
Deferred revenue, ending	$11,583	$12,662	$11,583	$12,662
Of the total of $11.6 million in deferred revenue at October 1, 2016, $0.6 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.
13. Commitments & Contingencies
The Company is party to a loan and security agreement ("Loan Agreement") with Silicon Valley Bank, which was initially entered into on March 20, 2015 and amended on July 12, 2016. The Loan Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”) with up to $30 million available on a revolving basis, including a $15 million sublimit for letters of credit. The credit agreement expires March 20, 2018. At October 1, 2016, the Company had no revolving loans or letters of credit outstanding under the Credit Facility, was in compliance with all covenants, and was not in default under the Loan Agreement. The commitment fee on the amount of unused credit was 0.3 percent.
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
14. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per share:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share data)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net loss	$(9,675)	$(3,260)	$(9,793)	$(9,624)
Weighted average shares used for basic earnings per share	32,396	31,384	32,109	31,280
Weighted average shares used for diluted earnings per share	32,396	31,384	32,109	31,280
Net loss per share:
Basic	$(0.30)	$(0.10)	$(0.30)	$(0.31)
Diluted	$(0.30)	$(0.10)	$(0.30)	$(0.31)
Awards of options, SARs and RSUs representing an additional 2.7 million and 3.7 million shares of stock for the second quarter of 2017 and 2016, respectively, and 2.4 million and 3.6 million shares of stock for the two fiscal quarters of 2017 and 2016, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
15. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker ("CODM") is the Company's Chief Executive Officer. The Company operates in two segments, Component Processing and Micromachining. Included within Component Processing are interconnect products, semiconductor products and component test products. The interconnect, semiconductor and component test products are sold primarily to manufacturers of electronic components and are used to drill, cut, trim, ablate, test and mark features that improve the yield or functionality of the component. Micromachining products are sold primarily to manufacturers of end devices across multiple industries and are used primarily to drill, cut or mark features on a variety of materials, generally on the casing or external surface of the end device. In addition, micromachining products tend to serve markets that require fewer features, less stringent design requirements, and lower cost. Products acquired in the Visicon acquisition are included in the Micromachining segment due to the complementary nature of the sale process and customer base. The Company uses U.S. GAAP for segment reporting, consistent with the accounting policies of the consolidated entity.
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
In the quarter ended July 2, 2016, we revised the method we use to determine segment gross margin amounts used by the CODM. Previously the profit on the laser (or more specifically, the difference between an estimated third-party purchase price of a similar laser and the cost for the Company to produce these lasers) was associated with only a single segment where the internal lasers were primarily employed or expected to be employed. However, with recent introduction of new products, certain of the Company's internal lasers are now used in both the Component Processing and Micromachining segments. The change in method was made to refine the allocation of profit to the segments given this new dynamic, and to ensure that the margin associated with the use of internal lasers is reflected in the profit of the segment generating the third-party sale. No revisions to segment gross margins were made retrospectively as the changes were deemed immaterial.

Net sales by segment were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Component Processing	$25,739	$32,754	$68,868	$71,038
Micromachining	3,919	13,718	8,458	18,525
	$29,658	$46,472	$77,326	$89,563
Gross profits by segment were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Component Processing	$11,512	$13,387	$33,770	$27,497
Micromachining	(168)	5,473	(153)	7,135
Corporate and other	(364)	(439)	(1,829)	(834)
	$10,980	$18,421	$31,788	$33,798
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Asia	$25,721	$37,029	$66,169	$70,565
Americas	2,236	6,805	5,254	13,161
Europe	1,701	2,638	5,903	5,837
	$29,658	$46,472	$77,326	$89,563
16. Restructuring and Cost Management Plans
Chelmsford
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
There were $297 thousand of restructuring payments related to the above mentioned restructuring plan in the first two quarters of 2017. Since the inception of the plan, $5.8 million have been recognized in restructuring costs. The plan was effectively complete as of the end of the fourth quarter of 2016. Included in these costs were write-offs of leasehold improvements associated with the abandoned manufacturing facility, employee severance and related payments, and other wind-down costs. The Company expects to pay the remaining costs and accrued expenses related to the leased facility by December 2019, which is the end of the lease term.
At October 1, 2016 and April 2, 2016, the amount of unpaid restructuring costs included in accrued liabilities for all plans was $0.5 million and $0.8 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of April 2, 2016	$757
Employee severance and related benefits:
Cash payments	(297)
Restructuring & cost management amounts payable as of October 1, 2016	$460
17. Shareholders’ Equity
Share Repurchase Program
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company's outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares during the first two quarters of 2017 or 2016. There is no fixed completion date for the repurchase program.

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
In the second quarter of 2017, ESI acquired Visicon Technologies, Inc. (Visicon), which brings a portfolio of standalone defect detection systems for the medical device and consumer electronics markets to ESI’s current product solutions.
The second quarter of 2017 ended October 1, 2016, the first quarter of 2017 ended July 2, 2016, and the second quarter of 2016 ended September 26, 2015 were all 13-week periods while the two quarters ended October 1, 2016 and the two quarters ended September 26, 2015 were each 26-week periods.
Summary of Sequential Quarterly Results
Second Quarter 2017 Ended October 1, 2016 Compared to First Quarter 2017 Ended July 2, 2016.
The financial results for the second quarter of 2017 reflected a continued decline in our order volume with total orders of $28.0 million, compared to $30.4 million in the first quarter of 2017. By segment, orders for Component Processing (CP) decreased approximately 20% primarily due to lower service contracts following strong contract activity in Q1. The decrease in CP was partially offset by an increase in orders for our Micromachining (MM) segment products, primarily driven by increased system orders for our laser ablation products and application wins for our new GarnetTM platform systems.
Total net sales declined from $47.7 million in the first quarter of 2017 to $29.7 million in the second quarter of 2017. CP segment net sales decreased to $25.7 million in the second quarter of 2017 compared to $43.1 million in the first quarter of 2017, a decrease of $17.4 million, primarily due to lower revenues for our flex interconnect drilling systems. The lower revenues were primarily the result of overcapacity in the flex via drilling market after several quarters of strong technology and capacity buys. Other factors included lower sales of our semiconductor memory repair products offset by increased sales of our wafer trim products and AllegroTM component test products. MM segment net sales decreased to $3.9 million in the second quarter of 2017 from $4.5 million in the first quarter of 2017 due to changes in backlog.
Gross profit was $11.0 million, with gross margins of 37.0%, in the second quarter of 2017 compared to gross profit of $20.8 million, with gross margin of 43.7%, in the first quarter of 2017. The decline in gross profit and gross margin was driven by lower production volumes and less favorable product mix. These declines were partially offset by lower inventory charges as a result of flood damage in our Wuhan manufacturing facility in the first quarter of 2017.

Operating expenses of $20.9 million in the second quarter of 2017 represent a slight increase from $20.5 million in the first quarter of 2017. We acquired Visicon during the quarter, and incurred $0.5 million in acquisition related costs. Additionally, the acquisition resulted in approximately $0.8 million in accretive operating expenses during the quarter. Selling, general and administrative (SG&A) expenses increased approximately $0.1 million, primarily due to increases related to the Visicon acquisition, partially offset by a $0.5 million decrease in employee variable compensation and a $0.4 million decrease in commissions on lower sales volumes. Research, development and engineering (RD&E) expenses increased $0.1 million, primarily related to a $0.3 million increase related to Visicon. Other RD&E expenses decreased $0.2 million, primarily due to lower spending on project materials and consulting as NViantTM and CornerStoneTM platforms moved to production.
The Company had an operating loss of $9.9 million in the second quarter of 2017 compared to operating income of $0.3 million in the first quarter of 2017.
The provision for income taxes was zero in the second quarter of 2017 compared to a provision of $0.3 million in the first quarter of 2017. The change in income taxes was due to a decrease in projected annual income and a corresponding change in mix of income from foreign jurisdictions. In October, 2016, the Company obtained a waiver from the Singapore tax authority, confirming the retention of benefits enjoyed through June 2016.
Net loss was $9.7 million in the second quarter of 2017 compared to net loss of $0.1 million in the first quarter of 2017.
Second Quarter 2017 Ended October 1, 2016 Compared to Second Quarter 2017 Ended September 26, 2015
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	October 1, 2016	September 26, 2015
Net sales	100.0%	100.0%
Cost of sales	63.0	60.4
Gross profit	37.0	39.6
Selling, general and administrative	43.0	27.0
Research, development and engineering	26.2	17.8
Acquisition and integration costs	1.1	0.1
Restructuring costs	—	1.3
Operating loss	(33.3)	(6.5)
Interest and other income (expense), net	0.7	—
Total non-operating income (expense)	0.7	—
Loss before income taxes	(32.6)	(6.5)
Provision for income taxes	—	0.6
Net loss	(32.6)%	(7.0)%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$13,527	45.6%	$21,500	46.2%
Semiconductor Products (SP)	7,222	24.4	6,763	14.6
Component Test Products (CTP)	4,990	16.8	4,491	9.7
	$25,739	86.8%	$32,754	70.5%
Micromachining
Micromachining Products (MP)	$3,919	13.2%	$13,718	29.5%
Net Sales	$29,658	100.0%	$46,472	100.0%

Net sales for the second quarter of 2017 decreased $16.8 million or 36.2% from net sales for the second quarter of 2016. By segment, net sales in CP decreased by 21.4% and MM decreased by 71.4%.
CP segment net sales for the second quarter of 2017 decreased $7.0 million compared to the second quarter of 2016. The decrease in CP net sales was driven by lower sales of our flex via drilling systems primarily due to overcapacity in the market and a $1.7 million decrease in service sales. Partially offsetting these was an increase in sales of $1.5 million of our wafer trim products and $0.5 million of Component Test Products.
MM segment net sales for the second quarter of 2017 decreased $9.8 million compared to the second quarter of 2016. The decrease was primarily due to lower follow-on demand for our micromachining systems.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$25,721	86.8%	$37,029	79.7%
Americas	2,236	7.5	6,805	14.6
Europe	1,701	5.7	2,638	5.7
Net Sales	$29,658	100.0%	$46,472	100.0%
Net sales to Asia decreased by 30.5% or $11.3 million primarily due to decreased placements of flex via drilling products and low follow-on demand for our micromachining systems.
Gross Profit

	Fiscal quarter ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Component Processing	$11,512	44.7%	$13,387	40.9%
Micromachining	(168)	(4.3)	5,473	39.9
Corporate and other	(364)	(1.2)	(439)	(0.9)
Gross Profit	$10,980	37.0%	$18,421	39.6%
Gross profit was $11.0 million for the second quarter of 2017, a decrease of $7.4 million compared to $18.4 million in the second quarter of 2016. The gross profit decrease was primarily driven by lower net sales and production volumes, partially offset by decreases in service repair costs and improved warranty costs.
Gross margin for the CP segment increased from 40.9% to 44.7% primarily due to improved service margins due to lower contract material usage, lower warranty repair charges and decreased costs due to use of internal lasers. These were partially offset by the impact of lower volume on flex via drilling products. MM segment gross margins decreased from 39.9% to (4.3)% primarily due to lower production volumes driving unfavorable absorption of fixed costs.
Corporate and other cost of sales include expenses not allocated to our two operating segments, including stock compensation, amortization of intangibles, restructuring and other expense.
Operating Expenses

	Fiscal quarter ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$12,766	43.0%	$12,534	27.0%
Research, development and engineering	7,760	26.2	8,283	17.8
Acquisition and integration costs	335	1.1	40	0.1
Restructuring costs	—	—	591	1.3
Operating Expenses	$20,861	70.3%	$21,448	46.2%

Selling, general and administrative
Selling, general and administrative (SG&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the second quarter of 2017 increased $0.2 million compared to the second quarter of 2016. This increase is comprised of $0.5 million in Visicon operating expenses during the second quarter of 2017 and $0.4 million in share based compensation expense primarily due to higher grant date fair value in 2017 compared to 2016. These increases were partially offset by $0.6 million decrease in commission and other variable compensation expenses due to lower sales volume.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses are primarily comprised of labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the second quarter of 2017 decreased $0.5 million compared to the second quarter of 2016. This decrease was primarily due to a $0.4 million decrease in project development costs as various new products moved to production.
Acquisition and Integration Costs
2017
Acquisition and integration costs consisted mainly of $0.5 million of consulting, legal and travel expenses associated with the acquisition and integration of Visicon, which was acquired on August 1, 2016 (see Note 5 "Business Acquisitions"). The Visicon acquisition charges were partially offset by $0.2 million of Topwin escrow cash settlement received in the second quarter of 2017.
2016
Acquisition and integration costs consisted mainly of consulting, legal and travel expenses associated with the acquisition and integration of Wuhan Topwin Optoelectronics Technology Co., Ltd., which was acquired on January 15, 2015.
Restructuring Costs
During the fourth quarter of 2015, we initiated restructuring plans to consolidate and shift our manufacturing activities to Asia and other cost reduction actions. The $0.6 million of restructuring costs in 2016 relate primarily to the labor charges for the closure of the Chelmsford, Massachusetts manufacturing plant associated with these restructuring plans. We ceased our use of that facility in 2016, and no further restructuring charges were incurred in the second quarter of 2017.
Non-operating Income and Expense

	Fiscal quarter ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Interest and Other (Expense) Income, net	% of Net Sales	Interest and Other (Expense) Income, net	% of Net Sales
Interest and other income, net	$206	0.7%	$6	—%
Total non-operating income	$206	0.7%	$6	—%
Non-operating income and expense consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net non-operating income was $206 thousand in the second quarter of 2017 and $6 thousand in the second quarter of 2016. The change in non-operating income was primarily due to the recovery of escrow funds related to the Topwin Acquisition.
Income Taxes

	Fiscal quarter ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$—	—%	$239	(7.9)%

The income tax provision for the second quarter of 2017 was zero on pretax loss of $9.7 million, an effective tax rate of zero. For the second quarter of 2016, the income tax provision was $239 thousand on pretax loss of $3.0 million, an effective rate of (7.9)%. The change in provision for taxes relates to the decrease in projected annual income in the second quarter of 2017 and the mix of income between foreign jurisdictions.
Two Quarters Ended October 1, 2016 Compared to Two Quarters Ended September 26, 2015
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Two fiscal quarters ended
	October 1, 2016	September 26, 2015
Net sales	100.0%	100.0%
Cost of sales	58.9	62.3
Gross profit	41.1	37.7
Selling, general and administrative	33.2	28.1
Research, development and engineering	19.9	18.9
Acquisition and integration costs	0.4	0.2
Restructuring costs	—	0.7
Operating loss	(12.4)	(10.2)
Interest and other income (expense), net	0.2	—
Total non-operating income (expense)	0.2	—
Loss before income taxes	(12.2)	(10.2)
Provision for income taxes	0.5	0.5
Net loss	(12.7)%	(10.7)%
Net Sales
The following table presents net sales information by product group:

	Two fiscal quarters ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$44,445	57.5%	$42,145	47.0%
Semiconductor Products (SP)	14,831	19.2	17,904	20.0
Component Test Products (CTP)	9,592	12.4	10,989	12.3
	$68,868	89.1%	$71,038	79.3%
Micromachining
Micromachining Products (MP)	$8,458	10.9%	$18,525	20.7%
Net Sales	$77,326	100.0%	$89,563	100.0%
Net sales for the first two quarters of 2017 decreased $12.2 million or 13.7% from net sales for the first two quarters of 2016. By segment, net sales in CP decreased by $2.2 million or 3.1% and net sales in MM decreased by $10.1 million or 54.3%.
CP segment net sales for the first two quarters of 2017 decreased primarily due to $4.5 million in lower semiconductor service and scribing system sales. These decreases were partially offset by a $2.9 million increase in sales of our flex via drilling products, primarily the new GemStoneTM product and sales of memory repair systems.
The decrease in MM net sales for the first two quarters of 2017 compared to the first two quarters of 2016 was primarily due to lower follow-on demand for our micromachining systems as compared to strong demand in the first two quarters of 2016.

The following table presents net sales information by geographic region:

	Two fiscal quarters ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$66,169	85.6%	$70,565	78.8%
Americas	5,254	6.8	13,161	14.7
Europe	5,903	7.6	5,837	6.5
Net Sales	$77,326	100.0%	$89,563	100.0%
Net sales in Americas decreased to $5.3 million in the first two quarters of 2017, a decrease of $7.9 million compared to $13.2 million in the first two quarters of 2017. This was primarily due to lower flex via drilling system sales and lower service sales. Asia net sales decreased to $66.2 million in the first two quarters of 2017, a decrease of $4.4 million compared to $70.6 million in the first two quarters of 2017 due lower service sales.
Gross Profit

	Two fiscal quarters ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Component Processing	$33,770	49.0%	$27,497	38.7%
Micromachining	(153)	(1.8)	7,135	38.5
Corporate and other	(1,829)	(2.4)	(834)	(0.9)
Gross Profit	$31,788	41.1%	$33,798	37.7%
Gross profit was $31.8 million for the first two quarters of 2017, a decrease of $2.0 million compared to the first two quarters of 2016. Gross profit decreased primarily due to lower net sales and production volumes. Gross margin was 41.1% and 37.7% for the first two quarters of 2017 and 2016, respectively. The improvement in gross margin was driven by decreases in warranty and service repair expenses, and improved mix in CP due to higher net sales of flex via drilling products. These were partially offset by unfavorable absorption on fixed costs due to lower production volumes in the first two quarters of 2017.
Operating Expenses

	Two fiscal quarters ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$25,637	33.2%	$25,151	28.1%
Research, development and engineering	15,390	19.9	16,928	18.9
Acquisition and integration costs	335	0.4	194	0.2
Restructuring costs	—	—	653	0.7
Operating Expenses	$41,362	53.5%	$42,926	47.9%
Selling, general and administrative
SG&A expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the first two quarters of 2017 increased $0.5 million compared to the first two quarters of 2016. The increase was primarily due to a $0.5 million higher share based compensation expense due to higher grant date fair value in 2017 compared to 2016, and a $0.5 million increase due to Visicon operating expenses incurred during the second quarter of 2017. These were partially offset by a $0.4 million decrease in commission and other variable compensation expenses due to lower sales volume and a $0.2 million decrease in travel and related costs.

Research, Development and Engineering
RD&E expenses are primarily comprised of labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first two quarters of 2017 decreased $1.5 million compared to the first two quarters of 2016. This decrease was primarily driven by a $1.0 million decrease in project development costs as various new products moved to production and a $0.2 million decrease in labor expenses due to restructuring activities carried out in 2016.
Acquisition and Integration Costs
2017
Acquisition and integration costs consisted mainly of consulting, legal and travel expenses associated with the acquisition and integration of Visicon, which was acquired on August 1, 2016 (see Note 5 "Business Acquisitions"). The Visicon acquisition charges were partially offset by $0.2 million of Topwin escrow cash settlement received in the second quarter of 2017.
2016
Acquisition and integration costs consisted mainly of consulting, legal and travel expenses associated with the acquisition and integration of Topwin Optoelectronics, which was acquired on January 15, 2015.
Restructuring Costs
During the fourth quarter of 2015, we initiated restructuring plans to consolidate and shift our manufacturing activities to Asia and other cost reduction actions. The $0.7 million of restructuring costs in 2016 relate primarily to the charges for the closure of the Chelmsford, Massachusetts manufacturing plant associated with these restructuring plans. We ceased our use of that facility in 2016, and no further restructuring charges were incurred in the first two quarters of 2017.
Non-operating Income and Expense
Non-operating income and expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment.
Non-operating income and expense were as follows:

	Two fiscal quarters ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Non-Operating Income (Expense)	% of Net Sales	Non-Operating Income (Expense)	% of Net Sales
Interest and other income, net	$128	0.2%	$1	—%
Total non-operating income	$128	0.2%	$1	—%
Interest and other income (expense), net
Net interest and other income was $128 thousand in the first two quarters of 2017 compared to net interest and other income of $1 thousand in the first two quarters of 2016. The change in non-operating income was primarily due to the recovery of escrow funds related to the Topwin acquisition. This benefit was partially offset by foreign exchange losses primarily attributable to the weakened British pound and timing of hedges for Japan shipments.
Income Taxes

	Two fiscal quarters ended
	October 1, 2016		September 26, 2015
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$347	(3.7)%	$497	(5.4)%
The income tax provision for the first two quarters of 2017 was $0.3 million on pretax loss of $9.4 million, an effective tax rate of (3.7)%. For the first two quarters of 2016, the income tax provision was $0.5 million on pretax loss of $9.1 million, an effective rate of (5.4)%. The change in provision for taxes relates to the decrease in projected annual income in 2017 and the mix of income between foreign jurisdictions.

Financial Condition and Liquidity
At October 1, 2016, our principal sources of liquidity were cash and cash equivalents of $52.7 million, short-term investments of $3.5 million, accounts receivable of $29.9 million and up to $30.0 million from our credit facility. At October 1, 2016, we had a current ratio of 3.77 and had no long-term debt. Working capital of $115.5 million decreased $11.1 million compared to the April 2, 2016 balance of $126.7 million primarily due to a decrease in accounts receivable of $13.4 million. Total cash, cash equivalents, and investments decreased $1.0 million as compared to April 2, 2016.
Sources and Uses of Cash
Net cash provided by operating activities of $4.0 million for the two quarters ended October 1, 2016 was primarily a result of a $9.8 million net loss adjusted for non-cash items of $8.3 million. Working capital changes consisted primarily of a $13.4 million decrease in accounts receivables due to lower business levels and improved collections, partially offset by a $6.1 million decrease in accounts payable due to overall lower purchase volumes and timing of inventory receipts, as well as a $3.7 million increase in inventories.
For the two quarters ended October 1, 2016, net cash provided by investing activities of $6.5 million was primarily due to $11.3 million of net sales of investments offset by $2.7 million of capital expenditures for purchases of property, plant and equipment and $2.0 million for business acquisition of Visicon.
For the two quarters ended October 1, 2016, net cash used in financing activities of $0.1 million related to issuances from employee stock plans, net of payments of associated withholding taxes.
We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations and contractual obligations for at least the next twelve months.
Critical Accounting Policies and Estimates
Except for the added policy below, we reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended April 2, 2016.
Acquisition Accounting
The fair value of the consideration exchanged in an acquisition is allocated to tangible assets and identifiable intangible assets acquired and liabilities assumed at acquisition date fair value. Goodwill is measured as the excess of the consideration transferred over the net fair value of identifiable assets acquired and liabilities assumed. The accounting for an acquisition involves a considerable amount of judgment and estimation. Cost, income, market or a combination of approaches may be used to establish the fair value of consideration exchanged, assets acquired and liabilities assumed, depending on the nature of those items. The valuation approach is determined in accordance with generally accepted valuation methods or other generally accepted methods. Key areas of estimation and judgment may include projections of future performance, cost of capital, market characteristics, cost structure, impacts of synergies, and estimates of terminal value, among others.
While the Company uses best estimates and assumptions as part of the purchase price allocation process to estimate the value of assets acquired and liabilities assumed, estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill, to the extent that adjustments are identified to the preliminary purchase price allocation. Upon conclusion of the measurement period, or final determination of the value of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to results from operations. Refer to Note 5, “Business Acquisitions” of Notes to Condensed Consolidated Financial Statements for further discussion of purchase accounting, valuation methodology and assumptions.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Competition and Customers
Volatility of Our Customers’ Industries and Capital Spending
Our business is dependent upon the capital expenditures of manufacturers of microelectronics, PCB's, semiconductors, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor, and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant volatility in investment cycles in the market for microelectronics, PCB's and semiconductors used in electronic devices or in the market for consumer electronics reduce demand for our products and may materially and adversely affect our business, financial condition and results of operations given the relative fixed cost structure of our business and need to continually invest in product technology and to support and service our products. For example, beginning in the first quarter of fiscal 2017 we began to experience a significant decline in orders due to reduced demand from PCB manufacturers. The degree of the impact of any downturn on our business depends on a number of factors, including: the strength of the global economies, particularly those of Asia and the United States; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, and consumer electronics industries.
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

Uncertainties Resulting from Regulations Regarding Components
Many countries, including the United States and those in the European Union and China, have implemented directives that restrict the sale of new electrical and electronic equipment containing certain hazardous substances, and require a disclosure if certain metals used in products are not from a conflict free source. The directives could restrict our ability to sell our products in certain countries and affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. In addition, our reputation could be harmed if we are required to disclose that metals in our products are not from conflict free sources.
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
Our ability to retain key personnel and execute our strategy may also be adversely affected by the transition to a new CEO. On October 3, 2016 Michael Burger became our President and Chief Executive Officer, replacing Edward C. Grady, who held the position since 2014.
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
We previously benefited from a tax incentive program in Singapore pursuant to which we pay no Singapore income tax with respect to our manufacturing income. The incentive period ended on June 30, 2016. The Company has applied for an extension of benefits beyond the incentive period, and if the extension is not received, we may lose the benefits of the advantageous tax provision.
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
Risks Related to Financial Matters
Liquidity
We may require greater working capital to operate than similar size businesses in many other industries. As of October 1, 2016, we had working capital of $115.5 million, including $56.2 million in cash and short-term investments. Our operating cash flows were negative for most quarters from September 2013 through March 2015 and for the quarter ending October 1, 2016 and could be negative again in future periods. If revenues were to grow, we would expect increased working capital needs for receivables and inventory.
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
While we have a credit facility in place, if we fail to meet the covenants in our credit facility, including a quick ratio and an EBITDA loss threshold measured on a trailing twelve month basis, access to the facility may be limited or the facility may become unavailable altogether. EBITDA losses, such as those experienced in the second quarter of 2017, negatively impact our ability to maintain compliance with these covenants.
If we were to obtain financing by selling stock or convertible securities, the ownership of existing shareholders would be diluted. If we were to require additional liquidity and were unable to obtain financing with acceptable terms, or at all, our business and our ability to continue operations could be materially and adversely affected.

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
Impairment of Goodwill, Intangible and Long-Lived Assets
We held a total of $6.6 million in acquired intangible assets, net of accumulated amortization, and $12.7 million in goodwill, subject to adjustment for final purchase price allocation associated with the Visicon acquisition at October 1, 2016. Events may occur or circumstances change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the reporting unit.
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

Stock Price Volatility
The market price of our common stock has fluctuated widely. During the second quarter of 2017, our stock price fluctuated between a high of $6.98 per share and a low of $4.93 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

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
In connection with our 2015 audit we identified material weaknesses in our internal control over financial reporting related to the accounting and disclosure of complex, judgmental accounting matters and non-routine transactions. The matters involving internal controls and procedures that our management considered to be material weaknesses included the risk assessment and certain process and review level controls associated with complex and non-routine transactions affecting goodwill, disclosures related to the Topwin acquisition, disclosures related to operating segments, and presentation of service revenue and associated cost of sales on the statements of operations. Management believes that it identified and implemented additional controls that remediated these material weaknesses by the end of 2016.
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
Item 4. Mine Safety Disclosures
Not Applicable.

Item 6. Exhibits
This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2010.
3.2	2009 Amended and Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 26, 2015
10.1
First Amendment to Loan and Security Agreement, dated July 12, 2016, between the Company and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2016.

10.2	Employment Agreement, dated August 19, 2016, between the Company and Michael Burger. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2016.
10.3	2004 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 22, 2016.
10.4
Retention Bonus Agreement, dated August 31, 2016, between Electro Scientific Industries, Inc. and Paul R Oldham. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2016.

10.5	Form of Performance-Based Restricted Stock Unit Agreement for May 2016 awards.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	November 8, 2016	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Michael D. Burger
Michael D. Burger
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Senior Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)