Form 10-Q
period 2016-12-31
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2017-02-08
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of February 3, 2017 was 32,670,422 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
2017 FORM 10-Q QUARTERLY REPORT

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	December 31, 2016	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$44,891	$42,413
Short-term investments	6,301	15,252
Trade receivables, net of allowances of $685 and $1,039	27,644	42,770
Inventories, net	58,830	60,470
Shipped systems pending acceptance	3,983	1,181
Other current assets	5,903	5,340
Total current assets	147,552	167,426
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $111,811 and $107,910, (PP&E)	23,660	24,543
Non-current deferred income taxes, net	836	914
Goodwill	9,352	7,445
Acquired intangible assets, net of accumulated amortization of $21,979 and $21,146	9,611	7,146
Other assets	17,025	12,626
Total assets	$208,036	$220,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,345	$16,061
Accrued liabilities	16,015	18,334
Deferred revenue	10,822	6,373
Total current liabilities	41,182	40,768
Non-current liabilities:
Income taxes payable	1,048	1,266
Deferred income tax liability, net	218	234
Other liabilities	6,085	7,801
Total liabilities	48,533	50,069
Commitments and contingencies (See Note 13 "Commitments & Contingencies")
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 33,151 and 31,613 issued and outstanding	204,859	195,024
Accumulated deficit	(43,485)	(23,998)
Accumulated other comprehensive loss	(1,871)	(995)
Total shareholders’ equity	159,503	170,031
Total liabilities and shareholders’ equity	$208,036	$220,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net sales:
Systems	$25,427	$31,282	$85,069	$98,914
Services	8,352	12,060	26,036	33,991
Total net sales	33,779	43,342	111,105	132,905
Cost of sales:
Systems	17,283	20,292	53,851	63,922
Services	5,048	5,329	14,018	17,464
Total cost of sales	22,331	25,621	67,869	81,386
Gross profit	11,448	17,721	43,236	51,519
Operating expenses:
Selling, general and administrative	13,280	12,468	38,917	37,619
Research, development and engineering	7,868	7,778	23,258	24,706
Acquisition and integration costs	31	—	366	194
Restructuring costs	321	1,944	321	2,597
Net operating expenses	21,500	22,190	62,862	65,116
Operating loss	(10,052)	(4,469)	(19,626)	(13,597)
Non-operating income:
Interest and other income, net	34	67	162	68
Total non-operating income	34	67	162	68
Loss before income taxes	(10,018)	(4,402)	(19,464)	(13,529)
(Benefit from) provision for income taxes	(325)	184	22	681
Net loss	$(9,693)	$(4,586)	$(19,486)	$(14,210)
Net loss per share - basic	$(0.29)	$(0.15)	$(0.60)	$(0.45)
Net loss per share - diluted	$(0.29)	$(0.15)	$(0.60)	$(0.45)
Weighted average number of shares - basic	32,919	31,495	32,379	31,355
Weighted average number of shares - diluted	32,919	31,495	32,379	31,355
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net loss	$(9,693)	$(4,586)	$(19,486)	$(14,210)
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes of $0, $0, $0 and $0	(745)	(68)	(884)	(793)
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $(5), $(2), $(7) and $(7)	5	4	14	12
Net unrealized loss on available-for-sale securities, net of taxes of $0, $0, $0 and $0	(2)	2	(6)	1
Other comprehensive loss:	(742)	(62)	(876)	(780)
Comprehensive loss	$(10,435)	$(4,648)	$(20,362)	$(14,990)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three fiscal quarters ended
(In thousands)	December 31, 2016	January 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,486)	$(14,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,424	5,659
Amortization of acquired intangible assets	832	1,047
Share-based compensation expense	5,118	3,939
Loss on disposition of property, plant and equipment, net	52	788
(Benefit from) provision for doubtful accounts	(341)	127
Charges for write-off of damaged product	946	—
Decrease (increase) in deferred income taxes	37	(71)
Changes in operating accounts, net of acquisitions:
Decrease in trade receivables, net	15,258	8,593
Increase in inventories	(3,259)	(7,046)
(Increase) decrease in shipped systems pending acceptance	(2,802)	1,342
(Increase) decrease in other current assets	(738)	1,967
(Decrease) increase in accounts payable and accrued liabilities	(5,189)	10,531
Increase (decrease) in deferred revenue	4,449	(4,668)
Net cash provided by operating activities	301	7,998
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(331,343)	(320,581)
Proceeds from sales and maturities of investments	339,691	306,423
Purchase of property, plant and equipment	(3,408)	(2,740)
Proceeds from sale of property, plant and equipment	7	2
Cash paid for business acquisitions, net of cash acquired	(2,010)	—
Increase in other assets	(120)	(133)
Net cash provided by (used in) investing activities	2,817	(17,029)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of withholding taxes on stock-based compensation	(801)	(645)
Proceeds from issuance of common stock	1,043	1,056
Net cash provided by financing activities	242	411
Effect of exchange rate changes on cash	(882)	(303)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,478	(8,923)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,413	50,994
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,891	$42,071
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(30)	$(57)
Cash paid for income taxes	(504)	(799)
Income tax refunds received	45	140
Net increase in PP&E and other assets related to transfers from inventory	5,414	2,988
Non-cash additions to PP&E	205	160
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
Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; inventory valuation; product warranty reserves; allowance for doubtful accounts; accrued restructuring costs; share-based compensation; income taxes including the valuation of deferred tax assets; fair value measurements; acquisition accounting; valuation of long-lived assets; valuation of goodwill; and valuation of acquired technology.
Except for the added policy below, there have been no significant changes to the Company's significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended April 2, 2016. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted. The fiscal quarter ended December 31, 2016 consisted of a 13-week period while the fiscal quarter ended January 2, 2016 consisted of a 14-week period. Similarly, the three fiscal quarters ended December 31, 2016 consisted of a 39-week period compared to a 40-week period for the three fiscal quarters ended January 2, 2016.
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

2. Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in order to simplify the accounting for goodwill impairment where step 2 was required in the past. In place of step 2, companies will recognize an impairment loss equal to the amount by which the carrying value exceeds the value; not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective, for SEC filers, for annual periods beginning after December 15, 2019, and interim periods within those annual periods, which would be the Company's fiscal year ending March 27, 2021; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. While the Company does not expect the adoption of ASU 2017-04 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-04 may have on its financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date for implementation of ASU 2014-09 by one year, making the new guidance effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted no earlier than the original effective date. The FASB has continued to issue ASU topics to further clarify ASU 2014-09. These have included ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20. The effective date and transition requirements of these ASU topics are the same as the effective date and transition requirements of ASU 2015-14. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standards will have on the consolidated financial statements and related disclosures. The new standards are effective for the Company's fiscal year ending March 30, 2019.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides specific guidance for classifying and presenting changes in restricted cash and restricted cash equivalents on the statement of cash flows due to transfers or transactions in order to reduce the diversity in practice. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 30, 2019. While the Company does not expect the adoption of ASU 2016-18 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-18 may have on its financial position, results of operations or cash flows.
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which amends guidance on related parties under common control and the consideration of indirect interests held by related parties under common control by the single decision maker. ASU 2016-17 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 30, 2019. While the Company does not expect the adoption of ASU 2016-17 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-17 may have on its financial position, results of operations or cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 30, 2019. While the Company does not expect the adoption of ASU 2016-16 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-16 may have on its financial position, results of operations or cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company elected to early adopt ASU 2016-15 and it did not have any effect on the Company's cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2018. While the Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-09 may have on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, which would be the Company's fiscal year ending March 28, 2020. While the Company does not expect the adoption of ASU 2016-02 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-02 may have on its financial position, results of operations or cash flows.
3. Share-Based Compensation
The Company's share-based compensation consists of stock-settled stock appreciation rights (SARs), restricted stock unit awards with a service condition (time-based RSUs), restricted stock unit awards with a performance condition (performance-based RSUs), restricted stock unit awards with a market condition (market-based RSUs) and an employee stock purchase plan.
The Company recognizes expense related to the fair value of SARs and employee stock purchase plan using the Black-Scholes model to estimate the fair value of awards on the date of grant. SARs grant the right to receive shares of the Company's stock equivalent to the increase in stock value of a specified number of shares over a specified period of time, divided by the stock price at the time of exercise. The fair value of time-based RSUs and performance-based RSUs are measured on the grant date based on the market value of the Company's common stock. The market-based RSUs must achieve the total shareholder return (TSR) measures in order for the awards to vest, and the grant date fair value of the awards is calculated using a Monte Carlo simulation model.
The Company recognizes compensation expense for all share-based compensation awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Expense for performance-based RSUs is recognized based on the probability of achievement of the performance criteria. The compensation cost for market-based RSUs is recognized over the related service period, even if the market condition is never satisfied.
The Company granted a total of 943,445 time-based RSUs, 443,565 market-based RSUs and 90,000 performance-based RSUs during the first three quarters of 2017, but did not grant any SARs. Grants for the third quarter of 2017 included 248,565 market-based RSUs and 229,445 time-based RSUs granted to the Company's newly appointed President and CEO.
Share-based compensation expense under the stock incentive plans is included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Cost of sales	$142	$103	$398	$347
Selling, general and administrative	1,391	832	3,573	2,291
Research, development and engineering	285	188	656	613
Total share-based compensation expense	$1,818	$1,123	$4,627	$3,251
The Company does not capitalize share-based compensation costs. As of December 31, 2016, the Company had $10.6 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 1.8 years.

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
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and April 2, 2016 was as follows (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$3,370	$—	$—	$3,370
Commercial paper	—	11,196	—	11,196
Total cash equivalents	$3,370	$11,196	$—	$14,566
Short term investments - available for sale:
U.S. treasury fund	$1,003	$—	$—	$1,003
Commercial paper	—	4,295	—	4,295
Government agencies	—	1,003	—	1,003
Total short-term investments - available for sale	$1,003	$5,298	$—	$6,301

Forward purchase or (sale) contracts:
Japanese Yen	$—	$(2)	$—	$(2)
New Taiwan Dollar	—	(12)	—	(12)
Korean Won	—	48	—	48
Euro	—	158	—	158
British Pound	—	(33)	—	(33)
Chinese Renminbi	—	(1)	—	(1)
Singapore Dollar	—	1	—	1
Total forward contracts	$—	$159	$—	$159

Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$2,316	$—	$—	$2,316
Money market securities	785	—	—	785
Total deferred compensation plan assets	$3,101	$—	$—	$3,101

April 2, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$4,643	$—	$—	$4,643
Commercial paper	—	12,140	—	12,140
Total cash equivalents	$4,643	$12,140	$—	$16,783
Short term investments - available for sale:
U.S. treasury fund	$1,003	$—	$—	$1,003
Commercial paper	—	997	—	997
Government agencies	—	13,252	—	13,252
Total short-term investments - available for sale	$1,003	$14,249	$—	$15,252

Forward purchase or (sale) contracts:
Japanese Yen	$—	$(31)	$—	$(31)
New Taiwan Dollar	—	5	—	5
Korean Won	—	129	—	129
Euro	—	(367)	—	(367)
Chinese Renminbi	—	(1)	—	(1)
Singapore Dollar	—	20	—	20
Total forward contracts	$—	$(245)	$—	$(245)

Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$1,916	$—	$—	$1,916
Money market securities	588	—	—	588
Total deferred compensation plan assets	$2,504	$—	$—	$2,504
*These investments represent assets held in trust for the deferred compensation plan
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at December 31, 2016 and April 2, 2016 were utilized to calculate fair values.
During the first three quarters of 2017 and 2016, there were no transfers between Level 1, 2 or 3 assets.

Investments
The Company’s investments at December 31, 2016 and April 2, 2016 were as follows (in thousands):

		Unrealized
December 31, 2016	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Government agencies	$1,003	$—	$—	$1,003
Commercial paper	15,491	—	—	15,491
Total investments (current)	$16,494	$—	$—	$16,494
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$3,046	$55	$—	$3,101
Total investments (non-current)	$3,046	$55	$—	$3,101

		Unrealized
April 2, 2016	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$13,137	$—	$—	$13,137
Government agencies	13,247	5	—	13,252
Total investments (current)	$26,384	$5	$—	$26,389
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$2,507	$—	$(3)	$2,504
Total investments (non-current)	$2,507	$—	$(3)	$2,504
*These investments represent assets held in trust for the deferred compensation plan
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of December 31, 2016 and April 2, 2016.
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
Based on estimated closing working capital and other adjustments, the Company paid $2.0 million in cash and expects to issue 637,082 shares of ESI common stock, valued at approximately $4.5 million. The value of the common stock is based on the closing price of stock on August 1, 2016. Of the expected shares to be issued in connection with the agreement, 33,143 shares, adjusted for working capital changes, are expected to be reserved in escrow to serve as a source of payment for any purchase price adjustments or indemnity claims by the Company. The sellers have contractually agreed to limitations on the sale of the shares of common stock they receive in connection with the sale of Visicon; specifically, no shares can be sold for six months following closing, after which point twenty five percent of the shares each stockholder receives can be sold in each of the following four three-month periods. The shares issued as a part of this merger represent a non-cash investing activity of $4.5 million.

As of the reporting date, the Company has not completed the valuation of assets acquired and liabilities assumed. The amounts presented below represent provisional amounts based on best estimates utilizing information available to-date. In the absence of better information, amounts presented represent the carrying value of the item as of the acquisition date. These provisional amounts may be revised once the fair value of the associated assets acquired and liabilities assumed is finalized. The total estimated purchase price of $6.5 million, net of cash acquired, was allocated to the underlying assets acquired and liabilities assumed based on estimated fair value, as shown in the following table:

(In thousands)
Accounts receivable	$391
Inventory	2,056
Prepaid expense and other current assets	116
Property, plant and equipment	642
Acquired intangibles	3,300
Goodwill	1,907
Other assets	26
Accounts payable and other accrued liabilities	(1,952)
Total purchase price, net of cash acquired	$6,486
The acquisition is expected to provide the Company with a portfolio of standalone defect detection systems for the medical device and consumer electronics markets. In addition to a standalone product portfolio and associated value streams, the Company believes the acquisition will provide complementary technology for integrated verification of laser machining, expand its presence into the medical device market, present an opportunity for enhanced vertical integration and result in synergies with the Company's current consumer electronics customer base. Products acquired in the Visicon acquisition are included in the Micromachining segment due to the complementary nature of the sales process and customer base.
The value of goodwill has not been finalized as the valuation of assets acquired and liabilities assumed is not yet complete. None of the goodwill is expected to be deductible for tax purposes. The acquired intangible assets consisted primarily of approximately $2 million of developed technology and identified intangible assets are expected to be amortized over their useful lives of one to six years.
In connection with the acquisition of Visicon, the Company is consolidating Visicon operations with ESI operations, and streamlining manufacturing and development activities between Napa and existing ESI locations. The Company expects to incur total costs approximating $1.2 million in connection with these integration activities. Approximately $0.5 million in integration costs were incurred through the third quarter of 2017. These costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, and include transaction fees, travel costs, employee severance and other related costs.
The operating results of the acquired entity are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Visicon as it is not material to the Company’s operations and financial position.

Fiscal 2015
On January 15, 2015, the Company acquired all of the outstanding shares of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin), a Chinese manufacturer of laser-based systems for $7.6 million in cash and 748,944 shares of ESI common stock issuable over a three year period, valued at approximately $2.9 million as of the acquisition date. Out of the $2.9 million in equity, one-half, or 374,472 shares, is contingent-based consideration and one-half, or 374,472 shares, is non-contingent and will be issued over a three year period beginning June 30, 2015. The contingent consideration is based on future performance of Topwin, as evaluated against targets for net income for each year over a three year period. One-third of the contingent shares will be issued after each year if the target is met for that year. However, failing to meet stated targets will result in none of the contingent shares being issued for that year. As of the acquisition date, the fair value of 374,472 shares of contingent consideration was estimated to be $0.4 million and the fair value of 374,472 shares of non-contingent consideration was estimated to be $2.5 million. The fair value of the non-contingent and contingent shares to be issued over the three year period was determined based on the estimated share price as of the issuance date derived through Monte Carlo simulation, discounted back to the acquisition date. The value of the contingent shares included an estimate of the probability of attainment of the net income targets. Analysis supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. Through the third quarter of 2017, zero and 212,217 shares of ESI common stock have been issued in connection with contingent and non-contingent consideration under the purchase agreement, respectively.
Additionally, the Company agreed to issue, on the same terms described above, up to approximately 513,328 shares valued at $2.0 million, which, together with cash amounts of $0.2 million, is treated as compensation to an employee in the Company who was also a former shareholder of Topwin. The compensation expense was to be recognized over a three year period. From acquisition through the third quarter of fiscal 2017, the Company has recognized $1.4 million in share-based compensation expense related to this agreement. From acquisition through the third quarter of fiscal 2017, zero and 145,427 shares of ESI common stock have been issued in connection with contingent and non-contingent components of compensation expense, respectively.
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
In the first three quarters of 2017 the Company did not incur any Topwin acquisition-related costs while it incurred approximately $194 thousand in the first three quarters of 2016; these costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The operating results of this acquisition are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Topwin as it is not material to the Company’s operations and overall financial position.

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
6. Inventories
Inventories are principally valued at standard cost, which approximates the lower of cost or market on a first-in, first-out basis. Components of inventories were as follows:

(In thousands)	December 31, 2016	April 2, 2016
Raw materials and purchased parts	$40,405	$38,957
Work-in-process	14,196	14,270
Finished goods	4,229	7,243
	$58,830	$60,470
7. Trade Accounts Receivable
Trade accounts receivable consisted of the following:

(In thousands)	December 31, 2016	April 2, 2016
Current trade accounts receivable, net	$27,644	$42,770
Non-current trade accounts receivable	90	320
	$27,734	$43,090
Non-current trade accounts receivable are included in Other assets in the Condensed Consolidated Balance Sheets.
8. Other Current Assets
Other current assets consisted of the following:

(In thousands)	December 31, 2016	April 2, 2016
Prepaid expenses	$3,411	$2,747
Value added tax receivable	1,538	1,353
Other	954	1,240
	$5,903	$5,340
Included in "Other" Other current assets are non-trade receivables and other similar items.
9. Other Assets
Other assets consisted of the following:

(In thousands)	December 31, 2016	April 2, 2016
Consignment and demo equipment, net	$11,130	$7,242
Long term deposits	2,627	2,543
Non-current trade accounts receivable, net	90	320
Other non-current assets	3,178	2,521
	$17,025	$12,626
Depreciation expense for demo and leased equipment totaled $0.1 million in the third quarter of 2017 and $0.2 million in the third quarter of 2016. For the three fiscal quarters ended December 31, 2016 depreciation expense for demo and leased equipment totaled $0.3 million compared to $0.4 million for the three fiscal quarters ended January 2, 2016.
Included in "Other" Other assets are long-term investments and other similar items.

10. Accrued Liabilities (Current) & Other Liabilities (Non-current)
Accrued liabilities (current) consisted of the following:

(In thousands)	December 31, 2016	April 2, 2016
Payroll-related liabilities	$4,860	$5,717
Product warranty accrual	4,136	3,666
Customer deposits	2,364	1,731
Purchase order commitments and receipts	1,256	2,588
Professional fees payable	914	1,052
Restructuring costs payable	620	757
Other current liabilities	1,865	2,823
	$16,015	$18,334
Included in other current liabilities above are accrued amounts for value-added taxes, income taxes, freight, and other similar items.
Other liabilities (non-current) consisted of the following:

(In thousands)	December 31, 2016	April 2, 2016
Deferred compensation	$3,101	$2,504
Product warranty accrual	775	2,068
Other non-current liabilities	2,209	3,229
	$6,085	$7,801
Other non-current liabilities include long-term deferred revenue, income taxes payable, long-term deposits and other similar items.
11. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Product warranty accrual, beginning	$5,521	$4,451	$5,734	$3,342
Warranty charges incurred, net	(1,674)	(2,057)	(4,988)	(5,604)
Provision for warranty charges	1,064	2,292	4,165	6,948
Product warranty accrual, ending	$4,911	$4,686	$4,911	$4,686
Net warranty charges incurred include labor charges and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $4.9 million in product warranty accrual at December 31, 2016, $0.8 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.
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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Deferred revenue, beginning	$11,583	$12,662	$7,685	$12,376
Revenue deferred	9,075	13,868	28,547	47,459
Revenue recognized	(9,440)	(18,822)	(25,014)	(52,127)
Deferred revenue, ending	$11,218	$7,708	$11,218	$7,708
Of the total of $11.2 million in deferred revenue at December 31, 2016, $0.4 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.
13. Commitments & Contingencies
The Company is party to a loan and security agreement ("Loan Agreement") with Silicon Valley Bank, which was initially entered into on March 20, 2015 and amended on July 12, 2016. The Loan Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”) with up to $30 million available on a revolving basis, including a $15 million sublimit for letters of credit. The credit agreement expires March 20, 2018. At December 31, 2016, the Company had no revolving loans or letters of credit outstanding under the Credit Facility, was in compliance with all covenants, and was not in default under the Loan Agreement. The commitment fee on the amount of unused credit was 0.3 percent. In the fourth quarter of 2017, the Company amended and extended by one year this credit agreement. As amended, the credit agreement allows for a greater level of EBITDA losses over the next 12 months, but reduces the level of permitted acquisitions and purchases of capital equipment. Please see Note 18 "Subsequent Events".
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
14. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per share:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share data)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net loss	$(9,693)	$(4,586)	$(19,486)	$(14,210)
Weighted average shares used for basic earnings per share	32,919	31,495	32,379	31,355
Weighted average shares used for diluted earnings per share	32,919	31,495	32,379	31,355
Net loss per share:
Basic	$(0.29)	$(0.15)	$(0.60)	$(0.45)
Diluted	$(0.29)	$(0.15)	$(0.60)	$(0.45)
Awards of options, SARs and RSUs representing an additional 2.8 million and 2.9 million shares of stock for the third quarter of 2017 and 2016, respectively, and 2.5 million and 2.6 million shares of stock for the three fiscal quarters of 2017 and 2016, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

15. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker ("CODM") is the Company's Chief Executive Officer. The Company currently operates in two segments, Component Processing and Micromachining. Included within Component Processing are interconnect products, semiconductor products and component test products. The interconnect, semiconductor and component test products are sold primarily to manufacturers of electronic components and are used to drill, cut, trim, ablate, test and mark features that improve the yield or functionality of the component. Micromachining products are sold primarily to manufacturers of end devices across multiple industries and are used primarily to drill, cut or mark features on a variety of materials, generally on the casing or external surface of the end device. In addition, micromachining products tend to serve markets that require fewer features, less stringent design requirements, and lower cost. Products acquired in the Visicon acquisition are included in the Micromachining segment due to the complementary nature of the sales process and customer base. The Company uses U.S. GAAP for segment reporting, consistent with the accounting policies of the consolidated entity.
Segment disclosures are presented to the gross profit level as this is the primary performance measure for which segment management is responsible. Corporate and other charges include amortization of acquired intangible assets, stock-based compensation, restructuring and other costs. Selling, general and administrative and other operating expenses are managed at the functional and corporate levels, and because allocation to the market segments would be arbitrary and because this level of information is not used by the CODM, have not been allocated to the market segments. See the consolidated statements of operations for reconciliations from gross profit to income before taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.
In the quarter ended July 2, 2016, the Company revised the method it uses to determine segment gross margin amounts used by the CODM. Previously the profit on lasers (or more specifically, the difference between an estimated third-party purchase price of a similar laser and the cost for the Company to produce these lasers) was associated with only a single segment where the internal lasers were primarily employed or expected to be employed. However, with recent introduction of new products, certain of the Company's internal lasers are now used in both the Component Processing and Micromachining segments. The change in method was made to refine the allocation of profit to the segments given this new dynamic consistent with the information used by the CODM, and to ensure that the margin associated with the use of internal lasers is reflected in the profit of the segment generating the third-party sale. No revisions to segment gross margins were made retrospectively as the changes were deemed immaterial.
Net sales by segment were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Component Processing	$28,084	$37,511	$96,952	$108,549
Micromachining	5,695	5,831	14,153	24,356
	$33,779	$43,342	$111,105	$132,905
Gross profits by segment were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Component Processing	$11,234	$17,969	$45,004	$45,466
Micromachining	415	1,482	262	8,617
Corporate and other	(201)	(1,730)	(2,030)	(2,564)
	$11,448	$17,721	$43,236	$51,519
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Asia	$26,015	$33,278	$92,184	$103,843
Americas	6,210	7,589	11,464	20,750
Europe	1,554	2,475	7,457	8,312
	$33,779	$43,342	$111,105	$132,905

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
There were $297 thousand of restructuring payments related to the above mentioned restructuring plan in the first three quarters of 2017. Since the inception of the plan, $5.8 million in restructuring costs have been recognized. The plan was effectively complete as of the end of the fourth quarter of 2016. Included in these costs were write-offs of leasehold improvements associated with the abandoned manufacturing facility, employee severance and related payments, and other wind-down costs. The Company expects to pay the remaining costs and accrued expenses related to the leased facility by December 2019, which is the end of the lease term.
At December 31, 2016 and April 2, 2016, the amount of unpaid restructuring costs included in accrued liabilities for all plans was $0.5 million and $0.8 million, respectively.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of April 2, 2016	$757
Employee severance and related benefits:
Cash payments	(297)
Restructuring & cost management amounts payable as of December 31, 2016	$460
17. Shareholders’ Equity
Share Repurchase Program
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company's outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares during the first three quarters of 2017 or 2016. There is no fixed completion date for the repurchase program.
18. Subsequent Events
Facility Mortgage Agreement
On January 9, 2017, ESI Leasing, LLC (“ESI Leasing”), a wholly owned subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with First Technology Federal Credit Union (the “Lender”). The Loan Agreement provides for a term loan from the Lender to ESI Leasing in the principal amount of $14 million (the “Loan”). The interest rate of the Loan is fixed at 4.75% per annum, except that it may be increased if certain covenants under the Loan Agreement are not satisfied and after and during the continuation of an “Event of Default” as defined in the Loan Agreement. The Loan amortizes over a period of approximately 20 years, but the maturity date of the loan is January 1, 2027, meaning that, if ESI Leasing does not prepay or refinance the Loan, a significant portion of the principal of the Loan will become due on January 1, 2027. ESI Leasing will pay monthly principal and interest payments on the Loan totaling annual amounts of $1.1 million.
Loan and Security Agreement with Silicon Valley Bank
In the fourth quarter of 2017, the Company amended and extended by one year this credit agreement. As amended, the credit agreement allows for a greater level of EBITDA losses over the next 12 months, but reduces the level of permitted acquisitions and purchases of capital equipment.

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
The third quarter of 2017 ended December 31, 2016 and the second quarter of 2017 ended October 1, 2016 were both 13-week periods while the third quarter of 2016 ended January 2, 2016 was a 14-week period. Similarly, the three quarters ended December 31, 2016 consisted of a 39-week period compared to a 40-week period for the three quarters ended January 2, 2016.
Summary of Sequential Quarterly Results
Third Quarter 2017 Ended December 31, 2016 Compared to Second Quarter 2017 Ended October 1, 2016.
The financial results for the third quarter of 2017 reflected a sequential improvement in our order volume with total orders of $44.1 million, compared to $28.0 million in the second quarter of 2017. By segment, orders for Component Processing (CP) increased significantly due to orders for flex via drilling products and AllegroTM component test product systems. Micromachining (MM) segment orders increased modestly due to additional orders for defect detection products from our Visicon acquisition.
Total net sales increased from $29.7 million in the second quarter of 2017 to $33.8 million in the third quarter of 2017. CP segment net sales increased by $2.3 million from $25.7 million in the second quarter of 2017 to $28.1 million in the third quarter of 2017, primarily due to increased revenues for Interconnect (IC) products for both flex circuit and IC package via drilling systems. Sales for the third quarter included the first CornerStoneTM system sale, where customer acceptance was received during the quarter. These increases were offset by lower Semiconductor Product sales of wafer mark and wafer trim products. MM segment net sales increased by $1.8 million from $3.9 million in the second quarter of 2017 to $5.7 million in the third quarter of 2017, primarily due to increased Visicon defect detection system sales, higher sales of laser ablation systems and laser products, partially offset by lower service sales due to continued decline in service base.
Gross profit was $11.4 million, with gross margins of 33.9%, in the third quarter of 2017 compared to gross profit of $11.0 million, with gross margin of 37.0%, in the second quarter of 2017. Gross profit remained fairly consistent on increased net sales. Gross margins were impacted negatively by increases in other cost of sales charges, which included inventory expense, timing of laser repair charges and material cost variances.

Operating expenses of $21.5 million in the third quarter of 2017 represent an increase of $0.6 million from $20.9 million in the second quarter of 2017. Selling, general and administrative (SG&A) expenses increased $0.5 million to $13.3 million, primarily due to increased share-based compensation expense due to higher number of grants compared to the second quarter of 2017 and having a full quarter of expenses related to the Visicon acquisition. Research, development and engineering (RD&E) expenses increased $0.1 million, primarily related to a full quarter of Visicon expenses.
The Company had an operating loss of $10.1 million in the third quarter of 2017 compared to an operating loss of $9.9 million in the second quarter of 2017.
The benefit from income taxes was $0.3 million in the third quarter of 2017 compared to no impact from income taxes in the second quarter of 2017. The change in income taxes was due primarily to a credit related the expiration of statute of limitations on an uncertain tax position. In October 2016, the Company obtained a waiver from the Singapore tax authority, confirming the retention of benefits enjoyed through June 2016. The Company has applied for a 5-year extension through June 2021 of its Singapore Pioneer incentive, which is conditioned upon meeting certain business conditions. The Company believes it is likely that this extension will be granted and it will continue to receive the associated tax incentives.
Net loss was $9.7 million in both the third quarter of 2017 and the second quarter of 2017.
Third Quarter 2017 Ended December 31, 2016 Compared to Third Quarter 2016 Ended January 2, 2016
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	December 31, 2016	January 2, 2016
Net sales	100.0%	100.0%
Cost of sales	66.1	59.1
Gross profit	33.9	40.9
Selling, general and administrative	39.3	28.8
Research, development and engineering	23.3	17.9
Acquisition and integration costs	0.1	—
Restructuring costs	1.0	4.5
Operating loss	(29.8)	(10.3)
Interest and other income, net	0.1	0.1
Total non-operating income	0.1	0.1
Loss before income taxes	(29.7)	(10.2)
(Benefit from) provision for income taxes	(1.0)	0.4
Net loss	(28.7)%	(10.6)%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$15,987	47.3%	$22,824	52.6%
Semiconductor Products (SP)	6,690	19.8	11,384	26.3
Component Test Products (CTP)	5,407	16.0	3,303	7.6
	$28,084	83.1%	$37,511	86.5%
Micromachining
Micromachining Products (MP)	$5,695	16.9%	$5,831	13.5%
Net Sales	$33,779	100.0%	$43,342	100.0%

Net sales for the third quarter of 2017 decreased $9.6 million or 22.1% from net sales for the third quarter of 2016. By segment, net sales in CP decreased by 25.1% and MM decreased by 2.3%.
CP segment net sales for the third quarter of 2017 decreased $9.4 million compared to the third quarter of 2016. The decrease in CP net sales was driven by lower sales of our flex via drilling systems, a $3.8 million decrease due to one-time sales of legacy memory repair systems in the third quarter of 2016 which did not repeat, and a $2.4 million decrease in service sales. Flex via drilling sales fell due to low order levels during the second quarter of 2017, which caused backlog to be very low entering into the third quarter of 2017. These decreases were partially offset by a $2.4 million increase in sales of MLCC testing systems.
MM segment net sales for the third quarter of 2017 decreased $0.1 million compared to the third quarter of 2016. The decrease was primarily due to lower follow on demand for our micromachining systems and lower service sales. These decreases were almost offset by increased sales of Visicon systems and sales of laser products.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$26,015	77.0%	$33,278	76.8%
Americas	6,210	18.4	7,589	17.5
Europe	1,554	4.6	2,475	5.7
Net Sales	$33,779	100.0%	$43,342	100.0%
Net sales to Asia decreased by 21.8% or $7.3 million primarily due to decreased service sales and lower flex via drilling product sales. Net sales to Americas and Europe were impacted by lower flex via drilling product sales.
Gross Profit

	Fiscal quarter ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Component Processing	$11,234	40.0%	$17,969	47.9%
Micromachining	415	7.3	1,482	25.4
Corporate and other	(201)	(0.6)	(1,730)	(4.0)
Gross Profit	$11,448	33.9%	$17,721	40.9%
Gross profit was $11.4 million for the third quarter of 2017, a decrease of $6.3 million compared to $17.7 million in the third quarter of 2016. The gross profit decrease was primarily driven by lower net sales and production volumes and increased service costs due to higher contract material usage, partially offset by lower warranty charges.
Gross margin for the CP segment decreased from 47.9% to 40.0% primarily due to less favorable absorption of fixed costs on lower systems production and lower sales of legacy memory repair systems. These were partially offset by decrease in warranty charges. MM segment gross margins decreased from 25.4% to 7.3% primarily due to less favorable absorption of fixed costs on lower systems production and higher contract material usage in the third quarter of 2017 associated with service sales.
Corporate and other cost of sales include expenses not allocated to our two operating segments, including stock compensation, amortization of intangibles, restructuring and other expense. Third quarter of 2016 charges included a $1.4 million write-off of inventory associated with a discontinued large-format glass cutting product.

Operating Expenses

	Fiscal quarter ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$13,280	39.3%	$12,468	28.8%
Research, development and engineering	7,868	23.3	7,778	17.9
Acquisition and integration costs	31	0.1	—	—
Restructuring costs	321	1.0	1,944	4.5
Operating Expenses	$21,500	63.6%	$22,190	51.2%
Selling, general and administrative
Selling, general and administrative (SG&A) expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the third quarter of 2017 increased $0.8 million compared to the third quarter of 2016. The increase is comprised of $1.0 million in share-based compensation expense due to higher grant date fair value in 2017 compared to 2016, higher overall grants in 2017 and due to Visicon operating expenses incurred during the third quarter of 2017. Partially offsetting these was a $0.4 million decrease in professional fees, employee variable pay and lower overall expenses due to not having an additional week of expenses in the third quarter of 2017 compared to 2016.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses primarily comprise labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the third quarter of 2017 increased $0.1 million compared to the third quarter of 2016, primarily due to Visicon operating expenses incurred in the third quarter of 2017.
Acquisition and Integration Costs
Acquisition and integration costs of $31 thousand in 2017 consisted mainly of legal and travel expenses associated with the acquisition and integration of Visicon, which was acquired during the second quarter of 2017 (see Note 5 "Business Acquisitions").
Restructuring and cost management plans
During the fourth quarter of 2015, we initiated restructuring plans to consolidate and shift our manufacturing activities to Asia and other cost reduction actions. The $1.9 million of restructuring costs in 2016 relate primarily to the labor charges for the closure of the Chelmsford, Massachusetts manufacturing plant associated with these restructuring plans. We ceased our use of that facility in 2016.
Non-operating Income and Expense

	Fiscal quarter ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Interest and Other (Expense) Income, net	% of Net Sales	Interest and Other (Expense) Income, net	% of Net Sales
Interest and other income, net	$34	0.1%	$67	0.1%
Total non-operating income	$34	0.1%	$67	0.1%
Non-operating income and expense consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net non-operating income was $34 thousand in the third quarter of 2017 and $67 thousand in the third quarter of 2016.

Income Taxes

	Fiscal quarter ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
(Benefit from) provision for income taxes	$(325)	3.2%	$184	(4.2)%
The income tax benefit for the third quarter of 2017 was $325 thousand on pretax loss of $10.0 million, an effective tax rate of 3.2%. For the third quarter of 2016, the income tax provision was $184 thousand on pretax loss of $4.4 million, an effective rate of (4.2)%. The change in provision for taxes primarily relates to the release of $324 thousand in benefit on credits from the expiration of the statute on uncertain tax positions and the mix of income between foreign jurisdictions.
Three Quarters Ended December 31, 2016 Compared to Three Quarters Ended January 2, 2016
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Three fiscal quarters ended
	December 31, 2016	January 2, 2016
Net sales	100.0%	100.0%
Cost of sales	61.1	61.2
Gross profit	38.9	38.8
Selling, general and administrative	35.0	28.3
Research, development and engineering	20.9	18.6
Acquisition and integration costs	0.3	0.1
Restructuring costs	0.3	2.0
Operating loss	(17.7)	(10.2)
Interest and other income, net	0.1	0.1
Total non-operating income	0.1	0.1
Loss before income taxes	(17.5)	(10.2)
Provision for income taxes	0.1	0.5
Net loss	(17.5)%	(10.7)%
Net Sales
The following table presents net sales information by product group:

	Three fiscal quarters ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Component Processing
Interconnect Products (IP)	$60,432	54.4%	$64,969	48.9%
Semiconductor Products (SP)	21,521	19.4	29,288	22.0
Component Test Products (CTP)	14,999	13.5	14,292	10.8
	$96,952	87.3%	$108,549	81.7%
Micromachining
Micromachining Products (MP)	$14,153	12.7%	$24,356	18.3%
Net Sales	$111,105	100.0%	$132,905	100.0%
Net sales for the first three quarters of 2017 decreased $21.8 million or 16.4% from net sales for the first three quarters of 2016. By segment, net sales in CP decreased by $11.6 million or 10.7% and net sales in MM decreased by $10.2 million or 41.9%.
CP segment net sales for the first three quarters of 2017 decreased primarily due to $5.9 million in lower service sales due to smaller service base and a $5.7 million decrease in flex via drilling and memory repair system sales.

The decrease in MM net sales for the first three quarters of 2017 compared to the first three quarters of 2016 was primarily due to lower follow-on demand for our micromachining systems and related service, as compared to relatively strong demand in 2016. This was partially offset by an increase due to system sales related to our Visicon acquisition.
The following table presents net sales information by geographic region:

	Three fiscal quarters ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$92,184	83.0%	$103,843	78.1%
Americas	11,464	10.3	20,750	15.6
Europe	7,457	6.7	8,312	6.3
Net Sales	$111,105	100.0%	$132,905	100.0%
Net sales in Asia decreased to $92.2 million in the first three quarters of 2017, a decrease of $11.7 million compared to $103.8 million in the first three quarters of 2017 primarily due to lower service sales and lower flex via drilling and micromachining system sales. Americas decreased to $11.5 million in the first three quarters of 2017, a decrease of $9.3 million compared to $20.8 million in the first three quarters of 2017. This was primarily due to lower flex via drilling system sales, lower service sales and lower memory repair system sales.
Gross Profit

	Three fiscal quarters ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Component Processing	$45,004	46.4%	$45,466	41.9%
Micromachining	262	1.9	8,617	35.4
Corporate and other	(2,030)	(1.8)	(2,564)	(1.9)
Gross Profit	$43,236	38.9%	$51,519	38.8%
Gross profit was $43.2 million for the first three quarters of 2017, a decrease of $8.3 million compared to the first three quarters of 2016. Gross profit decreased primarily due to lower net sales and production volumes. Gross margin was 38.9% and 38.8% for the first three quarters of 2017 and 2016, respectively. Gross margins in 2017 were impacted by less favorable absorption of fixed costs on lower systems production and lower sales of legacy memory repair systems. Gross margins in 2016 were impacted negatively by a $1.4 million write-off of inventory associated with a discontinued large-format glass cutting product.
Operating Expenses

	Three fiscal quarters ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$38,917	35.0%	$37,619	28.3%
Research, development and engineering	23,258	20.9	24,706	18.6
Acquisition and integration costs	366	0.3	194	0.1
Restructuring costs	321	0.3	2,597	2.0
Operating Expenses	$62,862	56.6%	$65,116	49.0%
Selling, general and administrative
SG&A expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the first three quarters of 2017 increased $1.3 million compared to the first three quarters of 2016. This increase primarily relates to higher share-based compensation expense due to higher overall grants in 2017, related in part to the CEO transition, and due to accretive operating expenses related to the Visicon acquisition, both comprising a $2.7 million increase. This increase was partially offset by a $1.4 million decrease in consulting, travel, sales commissions and variable compensation expenses.

Research, Development and Engineering
RD&E expenses primarily comprise labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first three quarters of 2017 decreased $1.4 million compared to the first three quarters of 2016. This decrease was primarily driven by a $0.9 million decrease in project material spending and consulting as NViantTM and CornerStoneTM platforms moved to production, and a $0.2 million decrease in variable compensation expenses.
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
Restructuring Costs
During the fourth quarter of 2015, we initiated restructuring plans to consolidate and shift our manufacturing activities to Asia and other cost reduction actions. The $2.6 million of restructuring costs in 2016 relate primarily to the charges for the closure of the Chelmsford, Massachusetts manufacturing plant associated with these restructuring plans. We ceased our use of that facility in 2016.
Non-operating Income and Expense
Non-operating income and expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment.
Non-operating income and expense were as follows:

	Three fiscal quarters ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Non-Operating Income (Expense)	% of Net Sales	Non-Operating Income (Expense)	% of Net Sales
Interest and other income, net	$162	0.1%	$68	0.1%
Total non-operating income	$162	0.1%	$68	0.1%
Interest and other income (expense), net
Net interest and other income was $162 thousand in the first three quarters of 2017 compared to $68 thousand in the first three quarters of 2016. The change in non-operating income was primarily due to the recovery of escrow funds related to the Topwin acquisition in 2017. This benefit was partially offset by foreign exchange losses primarily attributable to the weakened British pound and timing of hedges for Japan shipments.
Income Taxes

	Three fiscal quarters ended
	December 31, 2016		January 2, 2016
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$22	(0.1)%	$681	(5.0)%
The income tax provision for the first three quarters of 2017 was $22 thousand on pretax loss of $19.5 million, an effective tax rate of (0.1)%. For the first three quarters of 2016, the income tax provision was $0.7 million on pretax loss of $13.5 million, an effective rate of (5.0)%. The change in provision for taxes relates to the decrease in projected annual income in 2017 and the mix of income between foreign jurisdictions.

Financial Condition and Liquidity
At December 31, 2016, our principal sources of liquidity were cash and cash equivalents of $44.9 million, short-term investments of $6.3 million, accounts receivable of $27.7 million and up to $30.0 million from our credit facility. At December 31, 2016, we had a current ratio of 3.58 and had no long-term debt outstanding. Working capital of $106.4 million decreased $20.3 million compared to the April 2, 2016 balance of $126.7 million, impacted negatively by operating losses. Total cash, cash equivalents, and investments decreased $5.9 million as compared to April 2, 2016. Additionally, we note that after third quarter ended December 31, 2016, the Company entered into a loan agreement for $14.0 million; see Note 18 "Subsequent Events".
Sources and Uses of Cash
Net cash provided by operating activities of $0.3 million for the three quarters ended December 31, 2016 was primarily a result of a $19.5 million net loss adjusted for non-cash items of $12.1 million, offset by changes in working capital. Working capital changes consisted primarily of a $15.3 million decrease in accounts receivables due to lower business levels and improved collections, partially offset by a $5.2 million decrease in accounts payable due to overall lower purchase volumes and timing of inventory receipts, as well as a $3.3 million increase in inventories.
For the three quarters ended December 31, 2016, net cash provided by investing activities of $2.8 million was primarily due to $8.3 million of net sales of investments offset by $3.4 million of capital expenditures for purchases of property, plant and equipment and disbursements of $2.0 million for the acquisition of Visicon.
For the three quarters ended December 31, 2016, net cash provided by financing activities of $0.2 million related to issuances from employee stock plans, net of payments of associated withholding taxes.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Organization
Operating a Global Business
International shipments accounted for 90% of net shipments in 2016, with 83% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. We also have significant foreign operations, including manufacturing facilities in Singapore and China, research and application development facilities in Canada, France, China and Korea, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

•	periodic local or geographic economic downturns and unstable political conditions;

•	price and currency exchange controls;

•	fluctuation in the relative values of currencies;

•	difficulty in repatriating money, whether as a result of tax laws or otherwise;

•	difficulties protecting intellectual property;

•	compliance with labor laws and other laws governing employees;

•	local labor disputes;

•	shipping delays and disruptions;

•	changes in trading policies, regulatory requirements, tariffs and other barriers, or the termination or renegotiation of existing trade agreement;

•	impact of changes in immigration or other policies impacting our ability to attract, hire, and retain key talent; and

•	difficulties in managing a global enterprise, including staffing, collecting accounts receivable, and managing suppliers, distributors and representatives.
Our business and operating results could also be impacted, directly or indirectly, by natural disasters, outbreaks of infectious disease, military action, international conflicts, terrorist activities, civil unrest and associated political instability and policy changes. Many of our facilities, including our Portland, Oregon headquarters, are in areas with known earthquake risk. Some of these events or circumstances may also result in heightened security concerns with respect to domestic and international travel and commerce, which may further affect our business and operating results. In particular, due to these uncertainties, we are subject to the following additional risks:

•
recent and potential future tightening of immigration and travel controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities, our ability to hire new non-U.S. employees in such facilities or our ability to bring our non-US employees into the U.S. for business related activities;

•	more frequent instances of shipping delays;

•	demand for our products may not increase or may decrease; and

•	our customers or suppliers may experience financial difficulties or cease operations.
Implementation and Modification of Globalization Strategy
We are continuing to implement and expand our globalization strategy in which we are moving certain operational resources and capabilities to different countries in Asia to be closer to many of our significant customers to reduce costs and to develop low-cost follow-on solutions to our products. As part of this strategy, we opened a manufacturing facility in Singapore in 2010, which manufactures certain IP, MP, SP and CTP products and is now our primary system manufacturing facility. We also acquired Topwin, a Chinese manufacturer of laser-based systems, in January 2015 to gain entry into the low-cost solutions market in China. In 2016, we opened an applications development center in Korea in order to increase responsiveness and increase access to local customers.
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
We previously benefited from a tax incentive program in Singapore pursuant to which we pay no Singapore income tax with respect to our manufacturing income. The incentive period ended on June 30, 2016. The Company has applied for a 5-year extension through June 2021 of its Singapore Pioneer incentive and believes it is likely that this extension will be granted and it will continue to receive the associated tax incentives. Although the Company has applied for an extension of benefits, there is no assurance that these benefits will be extended and this extension is conditioned on achieving certain business and investment levels. If the extension is not received or the Company does not achieve these criteria, we may lose the benefits of the advantageous tax provision.
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
Risks Related to Financial Matters
Liquidity
We may require greater working capital to operate than similar size businesses in many other industries. As of December 31, 2016, we had working capital of $106.4 million, including $51.2 million in cash and short-term investments. In addition, on January 9, 2017, we borrowed $14.0 million pursuant to a loan secured by our headquarters in Portland, Oregon. Our operating cash flows were negative for most quarters from September 2013 through March 2015 and for the quarter ending December 31, 2016 and could be negative again in future periods. If revenues were to grow, we would expect increased working capital needs for receivables and inventory.
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
While we have a credit facility in place, if we fail to meet the covenants in our credit facility, including a quick ratio and an EBITDA loss threshold measured on a trailing twelve month basis, access to the facility may be limited or the facility may become unavailable altogether. EBITDA losses, such as those experienced in the second quarter of 2017, negatively impact our ability to maintain compliance with these covenants. In the fourth quarter of 2017, the Company amended and extended by one year this credit agreement. As amended, the credit agreement allows for a greater level of EBITDA losses over the next 12 months, but reduces the level of permitted acquisitions and purchases of capital equipment.
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
Indebtedness
In the fourth quarter of 2017, we incurred $14.0 million of long-term indebtedness. This indebtedness is secured by our headquarters in Portland, Oregon. The loan amortizes over approximately twenty years, but the maturity date of the loan is January 1, 2027, meaning that, if we do not prepay or refinance the loan, a significant portion of the principal of the loan will become due on January 1, 2027. We are required to comply with certain financial covenants under the loan agreements, including maintaining a debt service coverage ratio and a specified level of certain types of liquid assets.
We also have a credit agreement under which we may borrow up to a maximum of $30 million, subject to meeting certain availability requirements. This credit agreement is secured by our non-real estate assets. While nothing was outstanding under this agreement at February 5, 2017, the agreement does contain certain financial covenants and covenants limiting our discretion to make capital expenditures or acquisitions.
If we are unable to comply with the covenants in our debt agreements or make payments when due and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing and the collateral securing the debt could be foreclosed upon, which would have a material adverse effect on our business.
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
Impairment of Goodwill, Intangible and Long-Lived Assets
We held a total of $9.6 million in acquired intangible assets, net of accumulated amortization, and $9.4 million in goodwill at December 31, 2016, subject to adjustment for final purchase price allocation associated with the Visicon acquisition. Events may occur or circumstances change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the reporting unit.

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
We performed a review of our acquired definite-lived intangible assets in the fourth quarter of 2016, including a review for impairment based on certain triggering events and no significant impairments of intangible assets were identified, other than a $0.4 million intangible associated with developed technology for our Topwin reporting unit. We performed our annual goodwill impairment analysis of the associated reporting unit and determined that the goodwill was not impaired. The estimated fair value of the Topwin reporting unit exceeded the carrying value of the reporting unit by approximately $1.7 million or over 18%. We perform an annual impairment test of goodwill and acquired long-lived intangible assets in the fourth quarter of the fiscal year. The assessment of whether goodwill is impaired is sensitive to many financial and valuation assumptions, including projections of future performance, the determination of weighted average cost of capital, and estimates of terminal value. Our projections include assumptions regarding the adoption of new products, expected margins, and other factors, and a significant deterioration or deviation between expectations and actual performance may trigger impairment. For example, should the performance of our Topwin reporting unit not meet our expectations, impairment of goodwill associated with that reporting unit may be triggered, which could have a material impact on our business, financial condition and results of operations.
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
Stock Price Volatility
The market price of our common stock has fluctuated widely. During the third quarter of 2017, our stock price fluctuated between a high of $6.49 per share and a low of $4.62 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price, many of which are outside of our control, may include:

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
Item 4. Mine Safety Disclosures
Not Applicable.

Item 6. Exhibits
This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2010.
3.2	2009 Amended and Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 26, 2015
10.1	Time-Based Restricted Stock Unit Agreement between the Company and Michael Burger, dated as of October 3, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	February 7, 2017	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Michael D. Burger
Michael D. Burger
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Senior Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)