Form 10-K/A
period 2017-04-01
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2017-06-28
CIK 726514

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

EXPLANATORY NOTE

Electro Scientific Industries, Inc. (ESI, we, or our) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K (the “Original Filing”) for the year ended April 1, 2017 filed with the Securities and Exchange Commission (“the SEC”) on June 14, 2017. We are filing this Amendment solely to include the conformed signature of Deloitte & Touche LLP (“Deloitte”) for the Report of Independent Registered Public Accounting Firm required by Item 8, Part II and for the Report of Independent Registered Public Accounting Firm required by Item 9A, Part II (collectively, the “Reports”). The Original Filing inadvertently omitted Deloitte’s conformed signatures for the Reports. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the new certifications.

Other than with respect to the foregoing, this Amendment does not modify or update in any way the disclosures made in the Original Filing, including the disclosures contained in Part I, Part II and Part III of the Original Filing. This Amendment speaks as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the filings that we have made with the SEC subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

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
Executive Separation and Release Agreement dated February 9, 2017 between Electro Scientific Industries. Inc. and Robert DeBakker. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017, as filed on June 14, 2017 (2017 10-K).

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

10.34	*	Form of Stock Appreciation Rights Agreement (for awards made after April 2015). Incorporated by reference to Exhibit 10.24 of the 2016 10-K.
21		Subsidiaries of the Company. Incorporated by reference to Exhibit 21 of the 2017 10-K.
23.1		Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP. Incorporated by reference to Exhibit 23.1 of the 2017 10-K.
23.2		Consent of Independent Registered Public Accounting Firm - KPMG LLP. Incorporated by reference to Exhibit 23.2 of the 2017 10-K.
24.1		Power of Attorney for Frederick A. Ball. Incorporated by reference to Exhibit 24.1 of the 2017 10-K.
24.2		Power of Attorney for Richard H. Wills. Incorporated by reference to Exhibit 24.2 of the 2017 10-K.
24.3		Power of Attorney for Edward C. Grady. Incorporated by reference to Exhibit 24.3 of the 2017 10-K.
24.4		Power of Attorney for Laurence E. Cramer. Incorporated by reference to Exhibit 24.4 of the 2017 10-K.
24.5		Power of Attorney for Raymond A. Link. Incorporated by reference to Exhibit 24.5 of the 2017 10-K.
24.6		Power of Attorney for John Medica. Incorporated by reference to Exhibit 24.6 of the 2017 10-K.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document. Incorporated by reference to Exhibit 101.INS of the 2017 10-K.
101.SCH		XBRL Taxonomy Extension Schema Document. Incorporated by reference to Exhibit 101.SCH of the 2017 10-K.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document. Incorporated by reference to Exhibit 101.CAL of the 2017 10-K.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document. Incorporated by reference to Exhibit 101.DEF of the 2017 10-K.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document. Incorporated by reference to Exhibit 101.LAB of the 2017 10-K.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document. Incorporated by reference to Exhibit 101.PRE of the 2017 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 28, 2017	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ MICHAEL D. BURGER
Michael D. Burger
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 28, 2017.

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