Form 10-Q
period 2017-07-01
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2017-08-09
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of August 4, 2017 was 33,136,685 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
2018 FORM 10-Q QUARTERLY REPORT

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	July 1, 2017	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$58,909	$56,642
Short-term investments	9,720	5,743
Trade receivables, net of allowances of $907 and $603	48,081	40,494
Inventories, net	62,257	58,942
Shipped systems pending acceptance	6,657	5,713
Other current assets	5,358	6,180
Total current assets	190,982	173,714
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $109,211 and $112,075, (PP&E)	20,480	21,619
Goodwill	2,626	3,027
Acquired intangible assets, net of accumulated amortization of $22,293 and $21,994	6,266	6,564
Other assets	15,243	19,821
Total assets	$235,597	$224,745
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,793	$21,213
Accrued liabilities	23,818	22,186
Deferred revenue	14,834	14,712
Total current liabilities	64,445	58,111
Non-current liabilities:
Long-term debt	13,379	13,489
Income taxes payable	1,214	1,036
Other liabilities	8,114	7,578
Total liabilities	87,152	80,214
Commitments and contingencies (See Note 12: Commitments & Contingencies)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 33,689 and 33,260 issued and outstanding	207,954	207,152
Accumulated deficit	(58,506)	(61,407)
Accumulated other comprehensive loss	(1,003)	(1,214)
Total shareholders’ equity	148,445	144,531
Total liabilities and shareholders’ equity	$235,597	$224,745
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	July 1, 2017	July 2, 2016
Net sales:
Systems	$62,093	$38,200
Services	10,591	9,468
Total net sales	72,684	47,668
Cost of sales:
Systems	41,426	22,422
Services	4,838	4,438
Total cost of sales	46,264	26,860
Gross profit	26,420	20,808
Operating expenses:
Selling, general and administrative	12,808	12,871
Research, development and engineering	8,934	7,630
Restructuring costs	1,211	—
Net operating expenses	22,953	20,501
Operating income	3,467	307
Non-operating (expense) income:
Interest and other (expense) income, net	(184)	(78)
Total non-operating (expense) income	(184)	(78)
Income before income taxes	3,283	229
Provision for income taxes	381	347
Net income (loss)	$2,902	$(118)
Net income (loss) per share - basic	$0.09	$—
Net income (loss) per share - diluted	$0.08	$—
Weighted average number of shares - basic	33,432	31,815
Weighted average number of shares - diluted	34,321	31,815
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Fiscal quarter ended
(In thousands)	July 1, 2017	July 2, 2016
Net income (loss)	$2,902	$(118)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 and $0	208	(186)
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $(2) and $(4)	4	4
Net unrealized loss on available-for-sale securities, net of taxes of $0 and $0	(1)	(3)
Other comprehensive income (loss):	211	(185)
Comprehensive income (loss)	$3,113	$(303)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Fiscal quarter ended
(In thousands)	July 1, 2017	July 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,902	$(118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,847	1,710
Amortization of acquired intangible assets	298	279
Share-based compensation expense	1,463	1,462
Provision for (benefit from) doubtful accounts	297	(115)
Impairment of inventory	—	1,216
Non-cash restructuring charges	6,354	—
(Increase) decrease in deferred income taxes	(73)	15
Changes in operating accounts, net of acquisitions:
(Increase) decrease in trade receivables, net	(8,582)	8,463
Increase in inventories	(3,564)	(2,313)
Increase in shipped systems pending acceptance	(944)	(1,138)
Decrease in other current assets	863	141
Increase (decrease) in accounts payable and accrued liabilities	6,448	(593)
Increase in deferred revenue	122	2,439
Net cash provided by operating activities	7,431	11,448
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(9,239)	(96,691)
Proceeds from sales and maturities of investments	4,949	107,148
Purchase of property, plant and equipment	(448)	(1,469)
Proceeds from sale of property, plant and equipment	33	—
Increase in other assets	(84)	(9)
Net cash (used in) provided by investing activities	(4,789)	8,979
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(105)	—
Payment of withholding taxes on stock-based compensation	(739)	(730)
Proceeds from issuance of common stock	338	332
Net cash used in financing activities	(506)	(398)
Effect of exchange rate changes on cash	135	21
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,271	20,050
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	57,732	42,413
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$60,003	$62,463
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(166)	$(25)
Cash paid for income taxes	(349)	(132)
Income tax refunds received	38	—
Net (decrease) increase in PP&E and other assets related to transfers from inventory	(1,301)	1,987
Non-cash additions to PP&E	61	1,050
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Electro Scientific Industries, Inc.'s (the Company) Annual Report on Form 10-K for its fiscal year ended April 1, 2017. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.
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
There have been no significant changes to the Company's significant accounting policies from those presented in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended April 1, 2017. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted. The fiscal quarters ended July 1, 2017 and July 2, 2016 each consisted of 13-week periods.

2. Recent Accounting Pronouncements
Adopted accounting pronouncements:
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the accounting for forfeitures. ASU 2016-09 is effective for the Company as of April 2, 2017, the beginning of fiscal 2018. Adopting ASU 2016-09 increased diluted weighted average shares outstanding by approximately 40 thousand shares in the first quarter of 2018 due to the change in recognition of excess tax benefits in the calculation. The ASU is expected to increase the volatility of the Company's diluted shares outstanding on a go-forward basis.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 simplifies the measurement of inventory by requiring companies to measure inventory at the lower of cost and net realizable value as opposed to measuring the lower of cost of market where the market value was determined based off of three different measures. ASU 2015-11 is effective for the Company as of April 2, 2017, the beginning of fiscal 2018. Adopting ASU 2015-11 has not had a material effect on the Company's inventory valuation.
Recently issued accounting pronouncements not yet adopted
In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards, specifically an entity would not apply modification accounting under ASC 718 if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 30, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU 2017-09 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-09 may have on its financial position, results of operations or cash flows.
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

The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2017 and April 1, 2017 was as follows (in thousands):

July 1, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$6,044	$—	$—	$6,044
Commercial paper	—	9,889	—	9,889
Repurchase Agreements	—	5,000	—	5,000
Total cash equivalents	$6,044	$14,889	$—	$20,933
Short term investments - available for sale:
Commercial paper	$—	$9,020	$—	$9,020
Corporate bonds	—	700	—	700
Total short-term investments - available for sale	$—	$9,720	$—	$9,720
Forward purchase or (sale) contracts:
Japanese Yen	$—	$24	$—	$24
New Taiwan Dollar	—	(16)	—	(16)
Korean Won	—	(44)	—	(44)
Euro	—	(75)	—	(75)
British Pound	—	5	—	5
Chinese Renminbi	—	(13)	—	(13)
Singapore Dollar	—	(1)	—	(1)
Total forward contracts	$—	$(120)	$—	$(120)
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$2,427	$—	$—	$2,427
Money market securities	944	—	—	944
Total deferred compensation plan assets	$3,371	$—	$—	$3,371

April 1, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$22,395	$—	$—	$22,395
Commercial paper	—	4,945	—	4,945
Total cash equivalents	$22,395	$4,945	$—	$27,340
Short term investments - available for sale:
Commercial paper	$—	$5,743	$—	$5,743
Total short-term investments - available for sale	$—	$5,743	$—	$5,743
Forward purchase or (sale) contracts:
Japanese Yen	$—	$9	$—	$9
New Taiwan Dollar	—	20	—	20
Korean Won	—	39	—	39
Euro	—	(96)	—	(96)
Chinese Renminbi	—	(5)	—	(5)
Singapore Dollar	—	(1)	—	(1)
Total forward contracts	$—	$(18)	$—	$(18)
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$845	$—	$—	$845
Money market securities	2,213	—	—	2,213
Total deferred compensation plan assets	$3,058	$—	$—	$3,058
*These investments represent assets held in trust for the deferred compensation plan
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.

For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at July 1, 2017 and April 1, 2017 were utilized to calculate fair values.
During the first quarter of 2018 and 2017, there were no transfers between Level 1, 2 or 3 assets.
Investments
The Company’s investments, other than money market securities for which there is no unrealized gain or loss, at July 1, 2017 and April 1, 2017 were as follows (in thousands):

		Unrealized
July 1, 2017	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$18,909	$—	$—	$18,909
Corporate Bonds	701	—	(1)	700
Repurchase Agreements	5,000	—	—	5,000
Total investments (current)	$24,610	$—	$(1)	$24,609
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$3,212	$159	$—	$3,371
Total investments (non-current)	$3,212	$159	$—	$3,371
		Unrealized
April 1, 2017	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$10,688	$—	$—	$10,688
Total investments (current)	$10,688	$—	$—	$10,688
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$2,974	$84	$—	$3,058
Total investments (non-current)	$2,974	$84	$—	$3,058
*These investments represent assets held in trust for the deferred compensation plan
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of July 1, 2017 and April 1, 2017.
4. Trade Accounts Receivable
Trade accounts receivable consisted of the following:

(In thousands)	July 1, 2017	April 1, 2017
Current trade accounts receivable, net	$48,081	$40,494
Non-current trade accounts receivable	1,110	489
	$49,191	$40,983
Non-current trade accounts receivable are included in Other assets in the Condensed Consolidated Balance Sheets.
5. Inventories
Inventories are principally valued at standard cost, which approximates the lower of cost and net realizable value on a first-in, first-out basis. Components of inventories were as follows:

(In thousands)	July 1, 2017	April 1, 2017
Raw materials and purchased parts	$43,976	$41,383
Work-in-process	14,377	13,829
Finished goods	3,904	3,730
	$62,257	$58,942

6. Other Assets
Other assets consisted of the following:

(In thousands)	July 1, 2017	April 1, 2017
Demo and leased equipment, net	$5,209	$11,011
Long term deposits	3,175	2,872
Non-current trade accounts receivable, net	1,110	489
Non-current restricted cash	1,094	1,090
Non-current deferred income taxes, net	889	890
Other non-current assets	3,766	3,469
	$15,243	$19,821
Depreciation expense for demo and leased equipment totaled $0.1 million in the first quarter of 2018 and $0.1 million in the first quarter of 2017.
Included in Other non-current assets are long-term investments held in a trust for the deferred compensation plan and other items.
7. Accrued Liabilities (Current)
Accrued liabilities (current) consisted of the following:

(In thousands)	July 1, 2017	April 1, 2017
Payroll-related liabilities	$6,933	$6,335
Product warranty accrual	4,207	3,394
Restructuring costs payable	3,564	4,996
Customer deposits	2,486	1,242
Purchase order commitments and receipts	2,462	2,522
Professional fees payable	900	734
Current portion, long-term debt	439	434
Other current liabilities	2,827	2,529
	$23,818	$22,186
Included in other current liabilities above are accrued amounts for value-added taxes, income taxes, freight, and other similar items.
8. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended
(In thousands)	July 1, 2017	July 2, 2016
Product warranty accrual, beginning	$5,474	$5,734
Warranty charges incurred, net	(2,445)	(2,051)
Provision for warranty charges	3,509	2,264
Product warranty accrual, ending	$6,538	$5,947
Net warranty charges incurred include labor charges and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $6.5 million in product warranty accrual at July 1, 2017, $2.3 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.

9. Deferred Revenue
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
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended
(In thousands)	July 1, 2017	July 2, 2016
Deferred revenue, beginning	$15,397	$7,685
Revenue deferred	15,470	10,353
Revenue recognized	(15,251)	(8,281)
Deferred revenue, ending	$15,616	$9,757
Of the total of $15.6 million in deferred revenue at July 1, 2017, $0.8 million is non-current and is included in Other liabilities on the Condensed Consolidated Balance Sheets.
10. Long-term Debt
On January 9, 2017, ESI Leasing, LLC (ESI Leasing), a wholly owned subsidiary of the Company, entered into a loan agreement (Loan Agreement) with First Technology Federal Credit Union (Lender). The Loan Agreement provides for a term loan from the Lender to ESI Leasing in the principal amount of $14 million (Loan). The interest rate of the Loan is fixed at 4.75% per annum, except that it may be increased if certain covenants under the Loan Agreement are not satisfied and after and during the continuation of an “Event of Default” as defined in the Loan Agreement. The Loan amortizes over a period of approximately 20 years, but the maturity date of the loan is January 1, 2027, meaning that, if ESI Leasing does not prepay or refinance the Loan, a significant portion of the principal of the Loan will become due on January 1, 2027. ESI Leasing will pay monthly principal and interest payments on the Loan totaling annual amounts of $1.1 million through the maturity of the loan. The principal maturities for the next five years are $0.4 million, $0.5 million, $0.5 million, $0.5 million and $0.5 million, respectively. The Company unconditionally guarantees the loan to ESI Leasing.
Total debt currently outstanding on the Loan Agreement at the end of fiscal 2017 was:

(In thousands)	July 1, 2017	April 1, 2017
Total debt outstanding	$13,818	$13,923
Less: Current portion, long-term debt	(439)	(434)
Long-term debt	$13,379	$13,489
Deferred debt issuance costs related to the above long-term debt as of July 1, 2017 and April 1, 2017 were $328 thousand and $337 thousand, respectively.
11. Revolving Credit Facility
The Company is party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB), which was initially entered into on March 20, 2015 and amended on July 12, 2016. The Credit Facility provides for a senior secured asset-based revolving facility with availability up to $30 million, including a $15 million sublimit for letters of credit. In the fourth quarter of 2017, the Company amended and extended the Credit Facility by one year. With this extension, the Credit Facility expires March 20, 2019. At July 1, 2017, the Company had no amounts outstanding under the Credit Facility, was in compliance with all covenants, and was not in default under the agreement. The commitment fee on the amount of unused credit was 0.3 percent. As amended, the Credit Facility allows for a greater level of EBITDA losses, but reduces the level of permitted acquisitions and purchases of capital equipment. If the Company fails to meet the covenants in its Credit Facility or its lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether. EBITDA losses, such as those experienced in the second and third quarters of 2017, negatively impact our ability to maintain compliance with these covenants.

12. Commitments & Contingencies
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
13. Shareholders’ Equity
Share Repurchase Program
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company's outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares during the first quarter of 2018 or 2017. There is no fixed completion date for the repurchase program.
14. Share-Based Compensation
The Company's share-based compensation consists of stock-settled stock appreciation rights (SARs), restricted stock unit awards with a service condition (time-based RSUs), restricted stock unit awards with a performance condition (performance-based RSUs), restricted stock unit awards with a market performance condition (market-based RSUs) and an employee stock purchase plan.
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
The Company granted a total of 325,600 time-based RSUs and 197,400 market-based RSUs during the first quarter of 2018, but did not grant any SARs or performance-based RSUs.
Share-based compensation expense under the stock incentive plans is included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	July 1, 2017	July 2, 2016
Cost of sales	$67	$120
Selling, general and administrative	1,061	977
Research, development and engineering	150	194
Total share-based compensation expense	$1,278	$1,291
The Company does not capitalize share-based compensation costs. As of July 1, 2017, the Company had $10.2 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.6 years.
15. Product and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker (CODM) is our Chief Executive Officer (CEO).
The Company operates in a single segment, defined as a manufacturer of high-technology microfabrication and related equipment. This segment, which also represents the consolidated entity, sells products into a variety of end markets that are grouped into four major categories for the purpose of providing an understanding of the principal end markets for the products manufactured by the Company, specifically: 1) Printed Circuit Board (PCB), 2) Semiconductor, 3) Component Test, and 4) Industrial Machining.
The following table presents net sales information by the four major market categories addressed by the Company's single segment:

	Fiscal quarter ended
(In thousands)	July 1, 2017	July 2, 2016
Printed Circuit Board	$52,318	$30,918
Component Test	8,181	4,602
Semiconductor	6,737	7,609
Industrial Machining	5,448	4,539
Net Sales	$72,684	$47,668
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	July 1, 2017	July 2, 2016
Asia	$66,563	$40,448
Americas	4,170	3,018
Europe	1,951	4,202
Net Sales	$72,684	$47,668

16. Restructuring and Cost Management Plans
2017 Corporate Restructuring:
In the fourth quarter of 2017, the Company initiated a restructuring plan to improve business effectiveness and streamline operations to achieve a stated target profit level for the Company as a whole. As a part of the restructuring plan, the management team was reorganized from a business unit to a functional structure; the Company closed facilities in Montreal, Canada; Napa, California; and Sunnyvale, California; the Company discontinued certain products; and the Company made select reductions in headcount across the Company. The Company expects actions under this plan to be largely completed by the end of the second fiscal quarter of 2018, except facilities charges which may extend beyond that time, with an estimated future cost of approximately $2.5 million, of which approximately $0.6 million to $1.1 million is expected to be paid in cash.
Total expenses related to the plan were $8.2 million in the first quarter of 2018 and $7.6 million in the fourth quarter of 2017. Included in the 2018 expenses are approximately $7.2 million of charges impacting gross margins primarily related to impairment of other assets and inventory stemming from the product portfolio program reviews. Operating expense charges included $0.8 million of facilities and fixed assets charges related to abandoned facilities and discontinued products and $0.1 million of employee severance and related costs. The table below shows the high end of this expectation range. The change in total estimated costs primarily relates to inventory and other asset write-offs stemming from the product portfolio program reviews that occurred during the first quarter of 2018. Product portfolio reviews are ongoing.
The following table presents the total expected restructuring costs as of July 1, 2017 (in thousands):

	Total Expected Costs for the Plan	Costs Recognized from inception of the plan through the Quarter ended July 1, 2017	Remaining Costs to be Recognized Subsequent to July 1, 2017
Employee severance and related personnel costs	$3,725	$3,725	$—
Site closure costs	1,267	1,167	100
Current asset impairments and other gross profit charges(1)	10,863	8,863	2,000
Non-current asset impairments	2,181	1,881	300
Other Costs	273	173	100
Total	$18,309	$15,809	$2,500
(1) Current asset impairments include inventory charges recorded in cost of sales.
The following table presents the amounts payable related to the 2017 Corporate Restructuring (in thousands):

	Employee severance and related personnel costs	Site closure costs	Current asset impairments and other gross profit charges(1)	Non-current asset impairments	Other Costs	Total
Balance as of April 2, 2016	$—	$—	$—	$—	$—	$—
Costs incurred	3,588	888	1,669	1,376	66	7,587
Cash payments	(341)	—	—	—	(66)	(407)
Non-cash items	—	—	(1,669)	(1,376)	—	(3,045)
Balance as of April 1, 2017	$3,247	$888	$—	$—	$—	$4,135
Costs incurred	137	278	7,194	506	108	8,223
Cash (payments) receipts	(2,642)	(340)	—	32	(108)	(3,058)
Non-cash items	—	—	(6,044)	(538)	—	(6,582)
Balance as of July 1, 2017	$742	$826	$1,150	$—	$—	$2,718
(1) Asset and facilities costs include inventory charges recorded in cost of sales.

Other restructuring plans:
The Company's previously disclosed restructuring plans are largely complete, except for facilities charges and legal entity closure charges which are expected to be incurred through the end of December 2018. Please see Note 26 “Restructuring and Cost Management Plans” to the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ending April 1, 2017. Net restructuring costs related to these plans were $0.1 million in 2018 and $0.4 million in 2017. The Company does not expect to incur any future expenses on these plans. The amounts payable of $0.8 million at July 1, 2017 are expected to be future cash outflows, primarily relating to facility expenses.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of April 2, 2016	$757
Cash payments and other adjustments	(297)
Costs incurred	401
Restructuring & cost management amounts payable as of April 1, 2017	861
Cash payments and other adjustments	(101)
Costs incurred	86
Restructuring & cost management amounts payable as of July 1, 2017	$846
Overall restructuring reserve:
As of July 1, 2017, and April 1, 2017, the amount of unpaid restructuring costs included in accrued liabilities on the Consolidated Balance Sheets were $3.6 million and $5.0 million, respectively. Included in the payable balance are amounts for severance and employee benefits, asset retirement obligation and net lease commitments.
17. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per share:

	Fiscal quarter ended
(In thousands, except per share data)	July 1, 2017	July 2, 2016
Net income (loss)	$2,902	$(118)
Weighted average shares used for basic earnings per share	33,432	31,815
Weighted average shares used for diluted earnings per share	34,321	31,815
Net income (loss) per share:
Basic	$0.09	$—
Diluted	$0.08	$—
Awards of options, SARs and RSUs representing an additional 1.0 million and 2.3 million shares of stock for the first quarter of 2018 and 2017, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
18. Business Acquisitions
Fiscal 2017
On August 1, 2016, the Company acquired all of the outstanding shares of Visicon Technologies, Inc. (Visicon), a leading supplier of high-accuracy and high-throughput measurement and defect detection systems based in Napa, California. The consideration under the merger agreement is subject to adjustment for indebtedness, seller's transaction expenses, working capital and other items.
Based on closing working capital levels and other adjustments, the Company paid $2.0 million in cash and issued 603,939 shares of ESI common stock, valued at approximately $4.2 million. The value of the common stock is based on the closing price of stock on August 1, 2016. A portion of the shares issued in connection with the agreement were reserved in escrow to serve as a source of payment for any purchase price adjustments or indemnity claims by the Company. The sellers have contractually agreed to limitations on the sale of the shares of common stock they receive in connection with the sale of Visicon; specifically, no shares were able to be sold for six months following closing, after which point twenty-five percent of the shares become salable each quarter thereafter. The shares issued as a part of this merger represented a non-cash investing activity of $4.2 million.

The Company has finalized the valuation of assets acquired, liabilities assumed, and consideration in the current quarter. The amounts shown below represent the fair value of the associated assets acquired, liabilities assumed and consideration transferred as of the acquisition date. The total estimated purchase price of $6.2 million, net of cash acquired, was allocated to the underlying assets acquired and liabilities assumed based on estimated fair value, as shown in the following table:

(In thousands)
Accounts receivable	$391
Inventory	982
Prepaid expense and other current assets	116
Property, plant and equipment	737
Acquired intangibles	3,300
Goodwill	2,626
Other assets	26
Accounts payable and other accrued liabilities	(1,952)
Total purchase price, net of cash acquired	$6,226
The acquisition provided the Company with a portfolio of standalone defect detection systems for the medical device and consumer electronics markets. In addition to a standalone product portfolio and associated value streams, the acquisition provided complementary technology for integrated verification of laser machining, to allow the Company to expand its presence into the medical device market, present an opportunity for enhanced vertical integration and result in synergies with the Company's current consumer electronics customer base.
None of the goodwill is deductible for tax purposes. The acquired intangible assets consisted primarily of approximately $2.1 million of developed technology. Identified intangible assets are expected to be amortized over their useful lives of one to six years.
In connection with the acquisition of Visicon, the Company has consolidated Visicon operations with ESI operations and streamlining manufacturing and development activities between Napa and existing ESI locations. Approximately $0.5 million in integration costs were incurred through the first quarter of 2018. These costs were included in Acquisition and integration costs in the Condensed Consolidated Statements of Operations on form 10-K for fiscal year ending April 1, 2017, and include transaction fees, travel and other related costs.
The operating results of the acquired entity are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Visicon as it is not material to the Company’s operations and financial position.
Fiscal 2015
The Company acquired all of the outstanding shares of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin), a Chinese manufacturer of laser-based systems. In connection with this acquisition, the Company agreed to issue up to 513,328 shares valued at $2.0 million, which, together with cash amounts of $0.2 million, was treated as compensation to an employee of the Company who was previously an owner of Topwin. The compensation expense was recognized over the service period and from acquisition through the first quarter of fiscal 2018, the Company has recognized $1.7 million in share-based compensation expense related to this agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes”, “expects”, “projects”, “anticipates,” “plan,” “continue,” "could," "estimates," "intends," "should," “will,” “may” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. Forward looking statements include any statements regarding anticipated sales, gross margins, our profitability in future periods, sources of our future revenue, the effect of new guidance on revenue recognition, the effect of our adoption of accounting pronouncements or standards, our ability to complete our corporate restructuring in a timely manner and implement our new functional structure, our expectation of restructuring costs, the expected benefits of our acquisition of Visicon, future impairment of goodwill, our products’ ability to satisfy the needs of manufacturers, our relationships with suppliers and customers, trends that drive increases in applications for laser processing, the size and growth of our markets, our growth of foreign operations, our intent to reinvest foreign earnings, our customer concentrations, our ability to leverage our differentiated capability in the market, overseas production capabilities, our ability to maintain and expand our core technologies and product applications, future payments of cash dividends, the adequacy of our liquidity and financing, our ability to resolve legal proceedings, our expectation that we will invest in new product development and enhancements, and working capital requirements and resources. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements involve estimates, assumptions, risks, and uncertainties and are subject to an inherent risk that actual results may differ materially. Factors that may cause or contribute to differences include those discussed below in Item 1A Risk Factors.
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
Laser microfabrication is comprised of a set of precise micron-level processes, including drilling, scribing, dicing, singulation, cutting, ablating, trimming, and precision marking on multiple types of materials. These processes require application-specific laser systems that are able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems are utilized in the production of flexible and rigid PCB, semiconductor devices, advanced semiconductor packaging, consumer electronics, electronic sensors, touch-panel glass, flat panel liquid crystal displays (LCDs), applications within the automotive, aerospace, medical and display end markets as well as other high-value components and devices to enable functionality, increase performance and improve production yields.
Additionally, we produce high-capacity test and inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical and physical tolerances required to perform properly.
The first quarter of 2018 ended July 1, 2017, the fourth quarter of 2017 ended April 1, 2017, and the first quarter of 2017 ended July 2, 2016 were all 13-week periods.

Results of Operations

First Quarter 2018 Highlights:

•
Orders in the first quarter of 2018 were $76.6 million, growing more than 150% versus the first quarter of 2017. It was the second highest order level in five years, with the highest being achieved in the prior quarter. The order levels reflected a healthy environment, strong technology and market drivers, and seasonal strength in several of our markets. Orders from our PCB customers more than tripled versus a year ago, as flexible PCB manufacturers ramped up capacity to meet the demand from consumer electronics manufacturers. Flexible circuit demand is growing due to unit growth in consumer electronics devices, more flexible circuits per device, plus new materials and technologies. Demand for our semiconductor products was also above the level from a year ago, reflecting a healthy capital spending environment. Orders for our new UltrusTM wafer scribing tool offset lower orders for legacy products. Component Test (CT) product demand was up slightly compared to last year, reflecting continued capacity spend on the part of MLCC manufacturers. Demand for what we now call our Industrial Machining (IM) products grew year-over-year with continued orders for our GarnetTM system and orders from our Visicon acquisition.

•
Total net sales increased by 52% year over year to $72.7 million in the first quarter of 2018, due primarily to the higher order levels in the prior quarter compared to the year-ago period. Backlog increased by $2.1 million during the quarter.

•	Gross margin was 36.3% in the first quarter of 2018, down from 43.7%, in the first quarter of 2018, due largely to $7.2 million of primarily inventory and other asset impairments.

•
Operating expenses of $23.0 million increased by $2.5 million year over year on the addition of Visicon via acquisition, higher variable expenses related to higher revenues and profitability, and $1.2 million of restructuring costs.

•	Net income was $0.08 per diluted share, compared to $0.00 per share a year ago, on higher sales and gross profit, partially offset by higher operating and restructuring expenses

•	Operating cash flow was $7.4 million, down from $11.4 million in the first quarter of 2017, on an increase in working capital, specifically accounts receivable

•
Significant progress was made on the restructuring announced in February 2017 and we expect these actions to be largely completed by the second quarter of 2018. We expect to be operating fully within our new lower cost structure starting in the third quarter 2018.

First Quarter 2018 Ended July 1, 2017 Compared to First Quarter 2017 Ended July 2, 2016

The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	July 1, 2017	July 2, 2016
Net sales	100.0%	100.0%
Cost of sales	63.7	56.3
Gross profit	36.3	43.7
Selling, general and administrative	17.7	27.0
Research, development and engineering	12.3	16.0
Restructuring costs	1.7	—
Operating income	4.8	0.7
Interest and other (expense) income, net	(0.3)	(0.2)
Total non-operating (expense) income	(0.3)	(0.2)
Income before income taxes	4.5	0.5
Provision for income taxes	0.5	0.7
Net income (loss)	4.0%	(0.2)%
Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	July 1, 2017		July 2, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Printed Circuit Board	$52,318	72.0%	$30,918	64.8%
Component Test	8,181	11.3	4,602	9.7
Semiconductor	6,737	9.3	7,609	16.0
Industrial Machining	$5,448	7.5%	$4,539	9.5%
Net Sales	$72,684	100.0%	$47,668	100.0%
Net sales for the first quarter of 2018 increased $25.0 million or 52.5% from net sales for the first quarter of 2017.
Sales of products into the PCB market for the first quarter of 2018 increased $21.4 million or 69.2% compared to the first quarter of 2017. This was primarily driven by increases system sales in both our flex drilling systems and rigid board drilling products. The higher demand for flex drilling systems reflected a generally healthy environment, as well as strong technology and market drivers, compared to the unusually weak environment in the first quarter of 2017.
Sales of products into the CT market for the first quarter of 2018 increased $3.6 million or 77.8% compared to first quarter of 2017, primarily driven by stronger capacity buying by MLCC manufacturers, particularly for consumer electronics applications.
Sales of products into semiconductor applications for first quarter of 2018 decreased $0.9 million or 11.5% compared to first quarter of 2017. This decrease was primarily driven by lower sales of legacy memory repair systems in 2018 compared to 2017, partially offset by increased laser sales into the LCD repair market.
Sales of products into IM applications for first quarter of 2018 increased $0.9 million or 20.0% compared to the first quarter of 2017. This was primarily due to incremental system sales related to our Visicon acquisition, higher GarnetTM system sales and increased service revenue.

The following table presents net sales information by geographic region:

	Fiscal quarter ended
	July 1, 2017		July 2, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$66,563	91.6%	$40,448	84.9%
Americas	4,170	5.7	3,018	6.3
Europe	1,951	2.7	4,202	8.8
Net Sales	$72,684	100.0%	$47,668	100.0%
Net sales to Asia increased by 64.6% or $26.1 million primarily due to higher flex via drilling product sales. Net sales to Americas increased due principally to higher sales of wafer trim products. Europe sales declined due to lower flex via drilling product sales as well as declines in trim sales and service revenues.
Gross Profit

	Fiscal quarter ended
	July 1, 2017		July 2, 2016
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$26,420	36.3%	$20,808	43.7%
Gross profit was $26.4 million for the first quarter of 2018, an increase of $5.6 million compared to $20.8 million in the first quarter of 2017. The gross profit increase was primarily driven by higher net sales, while the gross margin decrease was primarily driven by $7.2 million of inventory, other asset impairments and other charges, compared to $1.1 million of inventory charges in the prior fiscal year's quarter.
Operating Expenses

	Fiscal quarter ended
	July 1, 2017		July 2, 2016
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$12,808	17.7%	$12,871	27.0%
Research, development and engineering	8,934	12.3	7,630	16.0
Restructuring costs	1,211	1.7	—	—
Operating Expenses	$22,953	31.6%	$20,501	43.0%
Selling, general and administrative
Selling, general and administrative (SG&A) expenses primarily consist of labor and other employee-related expenses, including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the first quarter of 2018 decreased $0.1 million compared to the first quarter of 2017. The decrease was primarily due to lower labor and professional services costs, largely offset by higher variable expenses related to higher revenues and profitability.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses primarily comprise labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first quarter of 2018 increased $1.3 million compared to the first quarter of 2017, primarily due to Visicon operating expenses incurred during the first quarter of 2018, variable expenses on higher corporate sales and profitability, and increased allocation of resources to design applications.
Restructuring and cost management plans
In the fourth quarter of 2017, we initiated a restructuring plan to improve business effectiveness, streamline operations and achieve a stated target profit level for the Company as a whole. Restructuring costs of $1.2 million incurred in the first quarter of 2018 consisted of $0.1 million of severance and related benefits charges, $0.3 million of facilities lease obligations, and $0.5 million of fixed asset write-offs. The remainder relates to restructuring-related travel, audit fees, and other miscellaneous costs. See Note 16: Restructuring and Cost Management Plans for further discussion.

Non-operating Income and Expense

	Fiscal quarter ended
	July 1, 2017		July 2, 2016
(In thousands, except percentages)	Interest and Other (Expense) Income, net	% of Net Sales	Interest and Other (Expense) Income, net	% of Net Sales
Interest and other (expense) income, net	$(184)	(0.3)%	$(78)	(0.2)%
Total non-operating (expense) income	$(184)	(0.3)%	$(78)	(0.2)%
Non-operating income and expense consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items. Net non-operating expense was $184 thousand in the first quarter of 2018 and $78 thousand in the first quarter of 2017. The increased expense in the first quarter of 2018 was due primarily to interest expense on the term loan executed in January 2017.
Income Taxes

	Fiscal quarter ended
	July 1, 2017		July 2, 2016
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$381	11.6%	$347	151.5%
The income tax provision for the first quarter of 2018 was $381 thousand on pretax income of $3.3 million, an effective tax rate of 11.6%. For the first quarter of 2017, the income tax provision was $347 thousand on pretax loss of $0.2 million, an effective rate of 151.5%. The change in provision for taxes primarily relates to the higher profits and mix of income between foreign jurisdictions.
Financial Condition and Liquidity
At July 1, 2017, our principal sources of liquidity were cash and cash equivalents of $58.9 million, short-term investments of $9.7 million, current accounts receivable of $48.1 million and up to $30.0 million from our credit facility (see Note 11. Revolving Credit Facility). At July 1, 2017, we had a current ratio of 2.96 with long-term debt outstanding of $13 million (see Note 10. Long-term Debt). Working capital of $126.5 million increased $10.9 million compared to the April 1, 2017 balance of $115.6 million, driven primarily by higher asset amounts due to improved business levels while maintaining low relative growth across all current liabilities. Total cash, cash equivalents, investments and restricted cash increased $6.2 million as compared to April 1, 2017.
Sources and Uses of Cash
Net cash provided by operating activities of $7.4 million for the quarter ended July 1, 2017 was primarily a result of $2.9 million in net income, non-cash adjustments of $10.2 million, and an increase in accounts payable and accrued liabilities of $6.4 million. These were partially offset by an increase in trade receivables by $8.6 million and inventories by $3.6 million.
For the quarter ended July 1, 2017, net cash used in investing activities was $4.8 million, primarily due to $4.3 million of net purchases of investments. For the quarter ended July 1, 2017, net cash used in financing activities of $0.5 million related primarily to issuances from employee stock plans, net of payments of associated withholding taxes.
The Company has a loan agreement with First Technology Federal Credit Union that provides for a ten-year term loan with a principal amount of $14 million and with an interest rate fixed at 4.75% per annum, which will come due January 1, 2027. The Company is also party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB), that provides for a senior secured asset-based revolving facility with availability up to $30 million, including a $15 million sublimit for letters of credit. The Credit Facility expires March 20, 2019. While we have a credit facility in place, if we fail to meet the covenants in our credit facility or our lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether. Refer to Notes 10 and 11 of the Company's condensed consolidated financial statements for further information.
As a result of restructuring activities, we have incurred and will continue to incur costs, some of which will be paid in cash. We expect actions under this plan to be largely completed by the end of the second fiscal quarter of 2018, except facilities charges which may extend beyond that time, with an estimated future cost of approximately $2.5 million, of which approximately $0.6 million to $1.1 million is expected to be paid in cash.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations and contractual obligations for at least the next twelve months.
Critical Accounting Policies and Estimates
We reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations reported in our Form 10-K for the year ended April 1, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risk disclosure contained in our Form 10-K for the year ended April 1, 2017.
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

Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various routine legal matters, either asserted or unasserted, and investigations incidental to the business. In the opinion of management, ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
The following risks and uncertainties should be read carefully with the other information included in this quarterly report. If any of the risks described below occur, our business, financial condition, operating results and cash flows could be materially and adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial results. All references to years are to fiscal years.
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
To meet rapid changes in demand, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions and effectively manage our supply chain. Our ability to timely and effectively reduce our costs in response to rapid downturns is limited by the fixed nature of many of our expenses in the near term, by our need to continue investing in product technology and support and service our products, and by our need to have sufficient production capacity and supply available to respond to sudden increases in demand. Conversely, when upturns occur, we may have difficulty rapidly and effectively increasing our manufacturing capacity or procuring sufficient materials to meet sudden increases in customer demand, which could result in the loss of business to our competitors and harm to our relationships with our customers. In addition, our manufacturing capability with Topwin in China has not been proven at the high volumes we anticipated for that facility. If we are not able to timely and cost effectively adapt to changes in our business environment, our business, financial condition or results of operations may be materially and adversely affected.
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
To effectively compete, we must deliver products on schedules required by our customers. Management forecasts demand, both in type and amount of products, for us to timely meet customer delivery schedules. We use these forecasts to purchase inventory in advance of our receiving firm customer orders. We also order materials based on our technology roadmap, which represents management’s assessment of technology we will utilize in new product developments. Certain types of inventory, such as lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast, we may have excessive working capital and slow-turning inventory. In addition, we may incur material charges for excess and obsolete inventory if we cannot sell the inventory. Also, if we alter our technology or product development strategy, we may have unusable inventory, which may also result in material accounting charges. For example, during the first quarter of 2018, we recorded approximately $6.0 million of charges in cost of sales for inventory written off associated with discontinued products.

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
International shipments accounted for 90% of net shipments in 2017, with 84% of our net shipments to customers in Asia. We expect that international shipments will continue to represent a significant percentage of net sales in the future. In addition, we obtain supplies through an international supply chain. Our non-U.S. sales and purchases are subject to risks inherent in international trade, many of which are outside our control and include the following:

•	periodic local or geographic economic downturns;

•	price and currency exchange controls;

•	fluctuation in the relative values of currencies;

•	difficulty in repatriating money, whether as a result of tax laws or otherwise;

•	difficulties protecting intellectual property;

•	shipping delays and disruptions, including as a result of border controls;

•	changes in trading policies, regulatory requirements, export control regulations, tariffs and other barriers, or the termination or renegotiation of existing trade agreements; and

•	difficulties in managing a global enterprise, including staffing, collecting accounts receivable, and managing suppliers, distributors and representatives.
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
Our globalization strategy subjects us to a variety of complexities and risks, many of which may divert a substantial amount of management’s time. These risks include:

•	designing facilities we can scale for future expansion, replicating current processes and bringing new facilities up to full operation;

•	unpredictable costs, redundancy costs and cost overruns for developing facilities and acquiring equipment;

•	building local management teams, technical personnel and other staff for functions that we have not previously conducted outside of the United States;

•	technical obstacles such as poor production or process yield and loss of quality control during the ramp of a new facility;

•	re-qualifications and other procedures that our customers may require;

•	our ability to bring up local suppliers to meet our quality and cycle-time needs;

•	our ability to ship timely or incur costs associated with export control restrictions of certain of our technologies;

•	our ability to reduce costs in the United States;

•	rapidly changing business conditions that may require us to change or abandon plans before we fully implement them; and

•	challenges posed by distance and differences in language and culture.
These and other factors could delay the continuing development, expansion and implementation of our strategy, as well as decrease our gross margins, delay shipments and deliveries, cause us to lose sales, require us to write off investments already made, damage our reputation and harm our business, financial condition and results of operations. If we decide to change our globalization strategy, we may incur charges for certain costs incurred. For example, we announced restructuring plans in 2015 and 2017 that led to the impairment of associated leasehold improvements and other assets for several of our facilities. The estimated future liability associated with these lease commitments was accrued net of estimated sublease rental income. However, to the extent the property is vacated or payments are not made by the sublessee, we will incur the full amounts of the ongoing lease obligation.
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
We may acquire or make significant investments in other businesses with complementary products, services or technologies, such as our January 2015 acquisition of Topwin and our August 2016 acquisition of Visicon. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

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
Furthermore, the accounting for an acquisition could result in significant charges resulting from amortization or write-off of intangible assets and goodwill we acquire. Our inability to effectively manage these risks or lower levels of revenue, profitability or cash flows for acquired businesses and assets could result in our inability to realize the anticipated benefits of an acquisition on a timely basis, or at all, and materially and adversely affect our business, financial condition and results of operations. In addition, all acquisition transaction costs must be expensed as incurred rather than capitalized, which may have a material adverse effect on our results of operations. For example, in Q4 2017 we recognized an impairment charge of $9 million related to goodwill and acquired intangibles.

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
Our continued success depends in part upon the services of our key managerial, financial and technical personnel. The loss of key personnel, or our inability to attract, assimilate and retain qualified personnel, could result in the loss of customers, inhibit our ability to operate and grow our business and otherwise have a material adverse effect on our business and results of operations. We have previously had to, and may in the future have to, impose salary reductions on employees during economic downturns in an effort to maintain our financial position. On several occasions in recent years, executives and other employees have received limited or no annual bonuses due to our financial performance relative to the performance parameters in our annual bonus plans. These events may have an adverse effect on employee loyalty and may make it more difficult for us to attract and retain key personnel. Competition for qualified personnel in the industries and locations in which we compete for talent is intense, and we may not be successful in attracting and retaining qualified personnel. We may incur significant costs in our efforts to recruit and retain key personnel, which could affect our financial position and results of operations.
In February 2016, we announced a reorganization and restructuring, which resulted in site closures in Montreal, Canada, Napa and Sunnyvale, California, and reductions in headcount in all functions and geographies. Additionally, we replaced key executives. These events may adversely disrupt operating activities, may negatively affect employee morale and loyalty, and may make it more difficult to retain or rehire key personnel.
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
As a global company, we are subject to adverse fluctuations in our effective taxes due to tax audits, changes in tax law, certain preferential tax concessions, and other regulatory requirements.
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
We have tax losses and tax credits that with remaining lives between 5 and 20 years that may expire. Due to a history of losses, we have recorded a valuation allowance against these items. Changes in statutory rates could impact any potential future realizable value associated with these attributes.
We benefit from a tax incentive program in Singapore pursuant to which we paid no Singapore income tax with respect to our manufacturing income. The initial incentive period ended on June 30, 2016 and we applied for and received a 5-year extension of the incentive program through June 2021 of its Singapore Pioneer incentive. The incentive is conditioned on achieving certain business and investment levels. If we do not achieve these criteria, we may lose the incentive benefits. We are subject to laws in various jurisdictions related to export/import compliance. Failure to comply or inconsistency in application could have an adverse impact on our ability to timely serve customers and/or results from operations.
Risks Related to Financial Matters
If we cannot meet our liquidity needs, we may not have sufficient working capital to continue our business operations.
We may require greater working capital to operate than similar size businesses in many other industries. At July 1, 2017, we had working capital of $126.5 million, including $68.6 million in cash, cash equivalents and short-term investments. Our operating cash flows were negative for most quarters since September 2013. If we have continued decreases in cash, increases in production levels, an increase in slow-moving or obsolete inventory, or a combination of these circumstances, among others, we may need additional working capital for receivables and inventory. In addition, most of our contracts to acquire inventory represent purchase commitments. As a result, if we experience lower than anticipated demand for our products, in many cases we could not avoid the cost of purchasing the associated inventory.
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
Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to those customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, we could be forced to sell our products at a lower margin or at a net loss. A weak dollar may lead to impairment of inventories if costs begin to exceed selling prices as translated to the functional currency. In addition, some of our foreign sales are denominated in the currency of the country in which these products are sold and that currency could be less valuable at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into forward exchange contracts to hedge the value of accounts receivable primarily denominated in euros and other currencies. However, our efforts may not be adequate to protect us against significant currency fluctuations and such efforts may expose us to additional exchange rate risks, which could adversely affect our results of operations.
Impairment of Goodwill, Intangible and Long-Lived Assets
We held a total of $6.3 million in acquired intangible assets, net of accumulated amortization, and $2.6 million in goodwill at July 1, 2017. Consistent with the impairment recognized in the fourth quarter of 2017, events may occur or circumstances change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the reporting unit, which could result in a further write-down of the fair-value of our assets. For example, the performance of our Topwin reporting unit did not meet expectations and, as a result, an impairment of goodwill and intangibles associated with that reporting unit was triggered in 2017, impacting consolidated earnings.
In addition, certain of our long-lived assets such as leasehold improvements, machinery, equipment, and loan and demo assets may experience impairment as a result of events such as the closure of sites, introduction of new products, decisions to exit certain products or markets, and changes in technology or changes in customer demand patterns. We depreciate long-lived assets and amortize intangible assets at levels we believe are adequate; however, an impairment of these assets could have a material adverse impact on our business, financial condition and results of operations. For example, due to the 2017 restructuring action, $1.9 million of leasehold improvements and related assets were impaired, impacting consolidated earnings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.
Item 6. Exhibits
This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K, filed on June 15, 2010.
3.2	2009 Amended and Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 26, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	August 8, 2017	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Michael D. Burger
Michael D. Burger
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Senior Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)