Form 10-Q
period 2017-09-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2017-11-07
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of November 3, 2017 was 33,491,734 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
2018 FORM 10-Q QUARTERLY REPORT

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Sep 30, 2017	Apr 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$47,973	$56,642
Short-term investments	32,802	5,743
Trade receivables, net of allowances of $474 and $603	47,565	40,494
Inventories, net	61,423	58,942
Shipped systems pending acceptance	7,765	5,713
Other current assets	5,309	6,180
Total current assets	202,837	173,714
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $80,860 and $112,075, (PP&E)	18,874	21,619
Goodwill	2,626	3,027
Acquired intangible assets, net of accumulated amortization of $22,676 and $21,994	5,883	6,564
Other assets	17,819	19,821
Total assets	$248,039	$224,745
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,378	$21,213
Accrued liabilities	32,050	22,186
Deferred revenue	15,782	14,712
Total current liabilities	72,210	58,111
Non-current liabilities:
Long-term debt	12,982	13,489
Income taxes payable	1,285	1,036
Other liabilities	7,956	7,578
Total liabilities	94,433	80,214
Commitments and contingencies (See Note 12: Commitments & Contingencies)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 34,067 and 33,260 issued and outstanding	208,670	207,152
Accumulated deficit	(54,246)	(61,407)
Accumulated other comprehensive loss	(818)	(1,214)
Total shareholders’ equity	153,606	144,531
Total liabilities and shareholders’ equity	$248,039	$224,745
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Net sales:
Systems	$60,316	$21,442	$122,409	$59,642
Services	10,651	8,216	21,242	17,684
Total net sales	70,967	29,658	143,651	77,326
Cost of sales:
Systems	38,179	14,146	79,605	36,568
Services	6,256	4,532	11,094	8,970
Total cost of sales	44,435	18,678	90,699	45,538
Gross profit	26,532	10,980	52,952	31,788
Operating expenses:
Selling, general and administrative	11,648	12,766	24,456	25,637
Research, development and engineering	8,274	7,760	17,208	15,390
Restructuring costs	2,162	—	3,373	—
Acquisition and integration costs	—	335	—	335
Total operating expenses	22,084	20,861	45,037	41,362
Operating income (loss)	4,448	(9,881)	7,915	(9,574)
Non-operating (expense) income:
Interest and other (expense) income, net	(229)	206	(413)	128
Total non-operating (expense) income	(229)	206	(413)	128
Income (loss) before income taxes	4,219	(9,675)	7,502	(9,446)
(Benefit from) provision for income taxes	(41)	—	340	347
Net income (loss)	$4,260	$(9,675)	$7,162	$(9,793)
Net income (loss) per share - basic	$0.13	$(0.30)	$0.21	$(0.30)
Net income (loss) per share - diluted	$0.12	$(0.30)	$0.21	$(0.30)
Weighted average number of shares - basic	33,861	32,396	33,647	32,109
Weighted average number of shares - diluted	34,874	32,396	34,716	32,109
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Net income (loss)	$4,260	$(9,675)	$7,162	$(9,793)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0, $0, $0 and $0	180	47	388	(139)
Accumulated other comprehensive income related to benefit plan obligation, net of taxes of $(3), $2, $(5) and $(2)	5	5	9	9
Net unrealized loss on available-for-sale securities, net of taxes of $0, $0, $0 and $0	—	(1)	(1)	(4)
Other comprehensive income (loss):	185	51	396	(134)
Comprehensive income (loss)	$4,445	$(9,624)	$7,558	$(9,927)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two fiscal quarters ended
(In thousands)	Sep 30, 2017	Oct 1, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,162	$(9,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash restructuring charges	13,858	—
Depreciation and amortization	3,469	3,592
Share-based compensation expense	2,797	3,136
Amortization of acquired intangible assets	657	554
Provision for (benefit from) doubtful accounts	371	(235)
Loss on disposal of property and equipment, net	—	40
Impairment of inventory	—	1,170
(Increase) decrease in deferred income taxes	(31)	87
Changes in operating accounts, net of acquisitions:
Increase (decrease) in accounts payable and accrued liabilities	12,392	(6,100)
(Increase) decrease in trade receivables, net	(7,094)	13,373
Increase in inventories	(7,874)	(3,669)
Increase in shipped systems pending acceptance	(2,051)	(2,712)
Increase in deferred revenue	1,070	4,577
Decrease (increase) in other current assets	970	(43)
Net cash provided by operating activities	25,696	3,977
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(38,336)	(228,921)
Proceeds from sales and maturities of investments	10,861	240,209
Purchase of property, plant and equipment	(1,445)	(2,710)
Proceeds from sale of property, plant and equipment	37	7
Cash paid for business acquisitions, net of cash acquired	—	(2,010)
Increase in other assets	(4,503)	(71)
Net cash (used in) provided by investing activities	(33,386)	6,504
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(212)	—
Payment of withholding taxes on stock-based compensation	(1,684)	(793)
Proceeds from issuance of common stock	665	654
Net cash used in financing activities	(1,231)	(139)
Effect of exchange rate changes on cash	260	(70)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,661)	10,272
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	57,732	42,413
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$49,071	$52,685
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(331)	$(25)
Cash paid for income taxes	(500)	(251)
Income tax refunds received	67	6
Net (decrease) increase in PP&E and other assets related to transfers from inventory	(2,052)	3,128
Non-cash additions to PP&E	112	270
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in Electro Scientific Industries, Inc.'s (the Company) Annual Report on Form 10-K for its fiscal year ended April 1, 2017. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.
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
There have been no significant changes to the Company's significant accounting policies from those presented in Note 2: Recent Accounting Pronouncements to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended April 1, 2017. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted. The fiscal quarters ended September 30, 2017 and October 1, 2016 each consisted of 13-week periods. Similarly, the two quarters ended September 30, 2017 and the two quarters ended October 1, 2016 each consisted of 26-week periods.

2. Recent Accounting Pronouncements
Adopted accounting pronouncements:
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the accounting for forfeitures. ASU 2016-09 was effective for the Company as of April 2, 2017, the beginning of fiscal 2018. Adopting ASU 2016-09 increased diluted weighted average shares outstanding by approximately 40 thousand shares in the first quarter of 2018 due to the change in recognition of excess tax benefits in the calculation. The ASU is expected to increase the volatility of the Company's diluted shares outstanding on a go-forward basis.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 simplifies the measurement of inventory by requiring companies to measure inventory at the lower of cost and net realizable value as opposed to measuring the lower of cost of market where the market value was determined based off of three different measures. ASU 2015-11 was effective for the Company as of April 2, 2017, the beginning of fiscal 2018. Adopting ASU 2015-11 has not had a material effect on the Company's inventory valuation.
Recently issued accounting pronouncements not yet adopted
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in order to (i) improve disclosures related to an entity's risk management activities through better transparency and understandability and (ii) simplify and reduce the complexity of hedge accounting by preparers. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, which would be the Company's fiscal year ending March 28, 2020. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU 2017-12 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-12 may have on its financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards, specifically an entity would not apply modification accounting under ASC 718 if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 30, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU 2017-09 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-09 may have on its financial position, results of operations or cash flows.
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
While the Company continues to assess all potential impacts under the new standard, a preliminary assessment would indicate that the new standard is unlikely to drive a significant change to the amount or timing of revenue recognition related to system sales or service contracts, the Company's major revenue streams. There may be some impact related to the allocation of value and timing of recognition in situations where service contracts, which the Company expects to be recognized over time, are sold together with systems, which it expects to be primarily recognized at a point in time. The Company believes that certain aspects of the new guidance will require significant judgment, including identification of relevant performance obligations and quantification of the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, in connection with the adoption of the standard, there is a requirement to capitalize certain costs, which for the Company primarily comprises commission expenses for sales representatives. Any such costs required to be capitalized would amortize over the period of performance for the underlying contracts. The Company is still evaluating the impact of capitalizing costs to execute a contract, however the primary potential impact is expected to relate to commissions on service contracts with a duration approximating or exceeding one year. The impact related to contracts with a duration over one year is not expected to be significant and the Company expects to elect the practical expedient under the new standard for costs with a duration less than one year and expense those items as incurred. This preliminary assessment is based on the Company's analysis of actual historical revenue transactions under the new guidance and presumes certain conclusions as it relates to accounting policies under the new standard. Due to the complexity of certain of the Company's contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and may vary from this overall expectation. The Company currently expects that necessary operational changes will be implemented prior to the adoption date. As the Company’s assessment of the new standard’s impacts is ongoing, including the areas described above, the Company cannot reasonably provide further estimates of the quantitative impacts to its financial statements at this time.
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
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and April 1, 2017 was as follows (in thousands):

September 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$2,182	$—	$—	$2,182
U.S. treasury fund	5,997	—	—	5,997
Commercial paper	—	4,796	—	4,796
Repurchase agreements	—	5,000	—	5,000
Total cash equivalents	$8,179	$9,796	$—	$17,975
Short term investments - available for sale:
U.S. treasury fund	$1,504	$—	$—	$1,504
Commercial paper	—	29,097	—	29,097
Corporate bonds	—	2,201	—	2,201
Total short-term investments - available for sale	$1,504	$31,298	$—	$32,802
Forward purchase or (sale) contracts:
Japanese Yen	$—	$54	$—	$54
New Taiwan Dollar	—	(18)	—	(18)
Korean Won	—	(21)	—	(21)
Euro	—	47	—	47
British Pound	—	81	—	81
Chinese Renminbi	—	14	—	14
Total forward contracts	$—	$157	$—	$157
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$2,519	$—	$—	$2,519
Money market securities	954	—	—	954
Total deferred compensation plan assets	$3,473	$—	$—	$3,473

April 1, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$22,395	$—	$—	$22,395
Commercial paper	—	4,945	—	4,945
Total cash equivalents	$22,395	$4,945	$—	$27,340
Short term investments - available for sale:
Commercial paper	$—	$5,743	$—	$5,743
Total short-term investments - available for sale	$—	$5,743	$—	$5,743
Forward purchase or (sale) contracts:
Japanese Yen	$—	$9	$—	$9
New Taiwan Dollar	—	20	—	20
Korean Won	—	39	—	39
Euro	—	(96)	—	(96)
British Pound	—	16	—	16
Chinese Renminbi	—	(5)	—	(5)
Singapore Dollar	—	(1)	—	(1)
Total forward contracts	$—	$(18)	$—	$(18)
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$845	$—	$—	$845
Money market securities	2,213	—	—	2,213
Total deferred compensation plan assets	$3,058	$—	$—	$3,058
*These investments represent assets held in trust for the deferred compensation plan
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at September 30, 2017 and April 1, 2017 were utilized to calculate fair values.
During the first two quarters of 2018 and 2017, there were no transfers between Level 1, 2 or 3 assets.

Investments
The Company’s investments, other than money market securities for which there is no unrealized gain or loss, at September 30, 2017 and April 1, 2017 were as follows (in thousands):

		Unrealized
September 30, 2017	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
U.S. treasury fund	$7,501	$—	$—	$7,501
Commercial paper	33,893	—	—	33,893
Corporate Bonds	2,202	—	(1)	2,201
Repurchase Agreements	5,000	—	—	5,000
Total investments (current)	$48,596	$—	$(1)	$48,595
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$3,247	$226	$—	$3,473
Total investments (non-current)	$3,247	$226	$—	$3,473
		Unrealized
April 1, 2017	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$10,688	$—	$—	$10,688
Total investments (current)	$10,688	$—	$—	$10,688
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$2,974	$84	$—	$3,058
Total investments (non-current)	$2,974	$84	$—	$3,058
*These investments represent assets held in trust for the deferred compensation plan
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of September 30, 2017 and April 1, 2017.
4. Trade Accounts Receivable
Trade accounts receivable consisted of the following:

(In thousands)	Sep 30, 2017	Apr 1, 2017
Current trade accounts receivable, net	$47,565	$40,494
Non-current trade accounts receivable	194	489
	$47,759	$40,983
Non-current trade accounts receivable are included in Other assets in the Condensed Consolidated Balance Sheets.
5. Inventories
Inventories are principally valued at standard cost, which approximates the lower of cost and net realizable value on a first-in, first-out basis. Components of inventories were as follows:

(In thousands)	Sep 30, 2017	Apr 1, 2017
Raw materials and purchased parts	$43,824	$41,383
Work-in-process	13,753	13,829
Finished goods	3,846	3,730
	$61,423	$58,942
6. Other Assets
Other assets consisted of the following:

(In thousands)	Sep 30, 2017	Apr 1, 2017
Demo and leased equipment, net	$8,353	$11,011
Long term deposits	3,755	2,872
Non-current restricted cash	1,098	1,090
Non-current deferred income taxes, net	844	890
Other non-current assets	3,769	3,958
	$17,819	$19,821
Depreciation expense for demo and leased equipment totaled $0.1 million in the second quarter of 2018 and $0.1 million in the second quarter of 2017. For the two fiscal quarters ended September 30, 2017 depreciation expense for demo and leased equipment totaled $0.2 million compared to $0.2 million for the two fiscal quarters ended October 1, 2016. Of the total $8.4 million and $11.0 million of demo and leased equipment at September 30, 2017 and April 1, 2017, $4.8 million and $1.1 million were leased assets at customer sites generating revenue.
Included in Other non-current assets are long-term investments held in a trust for the deferred compensation plan, non-current trade accounts receivable and other items.

7. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Sep 30, 2017	Apr 1, 2017
Payroll-related liabilities	$10,318	$6,335
Customer deposits	6,221	1,242
Product warranty accrual	4,929	3,394
Purchase order commitments and receipts	3,631	2,522
Restructuring costs payable	2,466	4,996
Professional fees payable	1,024	734
Current portion, long-term debt	410	434
Other current liabilities	3,051	2,529
	$32,050	$22,186
Included in other current liabilities above are accrued amounts for value-added taxes, income taxes, freight, and other similar items.
8. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Product warranty accrual, beginning	$6,538	$5,947	$5,474	$5,734
Warranty charges incurred, net	(2,666)	(1,263)	(5,111)	(3,314)
Provision for warranty charges	3,284	837	6,793	3,101
Product warranty accrual, ending	$7,156	$5,521	$7,156	$5,521
Net warranty charges incurred include labor charges and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $7.2 million and $5.5 million of product warranty accruals as of September 30, 2017 and October 1, 2016, $2.3 million and $1.0 million were non-current and were included in Other liabilities on the Condensed Consolidated Balance Sheets.
9. Deferred Revenue
Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company's factory and transfer of risk and title. Revenue is deferred whenever title transfer is pending, risk has not transferred, and/or acceptance criteria have not yet been fulfilled. Deferred revenue arises from, among other factors, sales to Japanese customers, shipments of substantially new products and shipments with custom specifications and other acceptance criteria where the Company cannot demonstrate a track record of acceptance. For sales involving multiple element arrangements, the relative selling price of any undelivered elements, including installation services and similar items, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Deferred revenue, beginning	$15,616	$9,757	$15,397	$7,685
Revenue deferred	31,182	9,119	46,652	19,472
Revenue recognized	(30,429)	(7,293)	(45,680)	(15,574)
Deferred revenue, ending	$16,369	$11,583	$16,369	$11,583
Of the total of $16.4 million and $11.6 million of deferred revenue at September 30, 2017 and April 1, 2017, $0.6 million and $0.6 million were non-current and were included in Other liabilities on the Condensed Consolidated Balance Sheets.

10. Long-term Debt
On January 9, 2017, ESI Leasing, LLC (ESI Leasing), a wholly owned subsidiary of the Company, entered into a loan agreement (Loan Agreement) with First Technology Federal Credit Union (Lender). The Loan Agreement provides for a term loan from the Lender to ESI Leasing in the principal amount of $14 million (Loan). The interest rate of the Loan is fixed at 4.75% per annum, except that it may be increased if certain covenants under the Loan Agreement are not satisfied and after and during the continuation of an “Event of Default” as defined in the Loan Agreement. The Loan amortizes over a period of approximately 20 years, but the maturity date of the loan is January 1, 2027, meaning that, if ESI Leasing does not prepay or refinance the Loan, the balance of the principal of the Loan will become due on January 1, 2027. ESI Leasing will pay monthly principal and interest payments on the Loan totaling annual amounts of $1.1 million through the maturity of the loan. The Company unconditionally guarantees the loan to ESI Leasing.
The principal maturities for each of the upcoming twelve month periods ending on September 30 are as follows:

(In thousands)	2018	2019	2020	2021	2022
Principal maturities	$444	$466	$487	$512	$537
Total debt currently outstanding on the Loan Agreement at the end of fiscal 2017 was:

(In thousands)	Sep 30, 2017	Apr 1, 2017
Total debt outstanding	$13,392	$13,923
Less: Current portion, long-term debt	(410)	(434)
Long-term debt	$12,982	$13,489
Deferred debt issuance costs related to the above long-term debt as of September 30, 2017 and April 1, 2017 were $320 thousand and $337 thousand, respectively.
11. Revolving Credit Facility
The Company is party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB), which was initially entered into on March 20, 2015 and amended on July 12, 2016. The Credit Facility provides for a senior secured asset-based revolving facility with availability up to $30 million, including a $15 million sublimit for letters of credit. In the fourth quarter of 2017, the Company amended and extended the Credit Facility by one year. With this extension, the Credit Facility expires March 20, 2019. At September 30, 2017, the Company had no amounts outstanding under the Credit Facility, was in compliance with all covenants, and was not in default under the agreement. The commitment fee on the amount of unused credit was 0.3 percent. As amended, the Credit Facility allows for a greater level of EBITDA losses, but reduces the level of permitted acquisitions and purchases of capital equipment. If the Company fails to meet the covenants in its Credit Facility or its lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether.
12. Commitments & Contingencies
The Company mitigates credit risk by transacting with highly rated counterparties for foreign exchange contracts, letters of credit and other transactions where counterparty risk is a factor. The Company has evaluated the non-performance risks associated with the Company's lenders and other parties and believes them to be insignificant.
From time to time the Company may be party to litigation arising in the normal course of business. Currently, the Company is not party to any litigation it believes would have a material adverse effect on the Company's financial position, results of operations or cash flows.
13. Shareholders’ Equity
Share Repurchase Program
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company's outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. The Company did not repurchase any shares during the first two quarters of 2018 or 2017. There is no expiration date for the repurchase program.

14. Accumulated Other Comprehensive Income
The following is a reconciliation of the changes in accumulated other comprehensive income (AOCI):

	Foreign currency translation adjustment	Accumulated other comprehensive income related to benefit plan obligation	Net unrealized loss on available-for-sale securities	Total
Balance at April 1, 2017	$(1,242)	$45	$(17)	$(1,214)
Other comprehensive income (loss) before reclassifications and taxes	388	14	(1)	401
Amounts reclassified from AOCI	—	—	—	—
Tax effect	—	(5)	—	(5)
Other Comprehensive income (loss)	388	9	(1)	396
Balance at September 30, 2017	$(854)	$54	$(18)	$(818)
15. Share-Based Compensation
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
Except for performance-based RSUs, the Company recognizes compensation expense for all share-based compensation awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Expense for performance-based RSUs is recognized based on the probability of achievement of the performance criteria. The compensation cost for market-based RSUs is recognized over the related service period, even if the market condition is never satisfied.
The Company granted a total of 396,400 time-based RSUs and 197,400 market-based RSUs during the first two quarters of 2018, but did not grant any SARs or performance-based RSUs. Grants for the second quarter of 2018 consisted of 70,800 time-based RSUs.
Share-based compensation expense under the stock incentive plans is included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Cost of sales	$77	$136	$144	$256
Selling, general and administrative	1,070	1,205	2,131	2,182
Research, development and engineering	183	177	333	371
Total share-based compensation expense	$1,330	$1,518	$2,608	$2,809
The Company does not have any capitalizable share-based compensation costs for the two fiscal quarters ended September 30, 2017 and October 1, 2016, respectively. As of September 30, 2017, the Company had $9.6 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.4 years.
16. Product and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker (CODM) is its Chief Executive Officer (CEO).

The Company operates in a single segment, defined as a manufacturer of high-technology microfabrication and related equipment. This segment, which also represents the consolidated entity, sells products into a variety of end markets that are grouped into four major categories for the purpose of providing an understanding of the principal end markets for the products manufactured by the Company, specifically: 1) Printed Circuit Board (PCB), 2) Component Test, 3) Semiconductor, and 4) Industrial Machining.
The following table presents net sales information by the four major market categories addressed by the Company's single segment:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Printed Circuit Board	$43,541	$13,527	$95,859	$44,445
Component Test	7,677	4,990	15,858	9,592
Semiconductor	12,028	7,222	18,765	14,831
Industrial Machining	7,721	3,919	13,169	8,458
Net Sales	$70,967	$29,658	$143,651	$77,326
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Asia	$64,053	$25,721	$130,616	$66,169
Americas	2,936	2,236	7,106	5,254
Europe	3,978	1,701	5,929	5,903
Net Sales	$70,967	$29,658	$143,651	$77,326
17. Restructuring and Cost Management Plans
2017 Corporate Restructuring:
In the fourth quarter of 2017, the Company initiated a restructuring plan to improve business effectiveness and streamline operations to achieve a stated target profit level for the Company as a whole. As a part of the restructuring plan, the management team was reorganized from a business unit to a functional structure; the Company closed facilities in Montreal, Canada; Napa, California; and Sunnyvale, California; the Company discontinued certain products; and the Company made select reductions in headcount across the Company. Actions under this plan are largely completed as of the end of the second fiscal quarter of 2018, except facilities charges and other costs which will extend beyond that time, with an estimated future cost of approximately $0.4 million and $0.2 million, of which the majority is expected to be paid in cash.
Total expenses related to the plan were $16.5 million in the first two quarters of 2018 and $7.6 million in the fourth quarter of 2017. Included in the 2018 expenses are approximately $13.3 million of charges impacting gross margins primarily related to impairment of other assets and inventory stemming from the product portfolio program reviews. Operating expense charges included $2.5 million of facilities and fixed assets charges related to abandoned facilities and discontinued products and $0.6 million of employee severance and related costs. The change in total estimated costs primarily related to inventory and other asset write-offs stemming from the product portfolio program reviews that occurred during the first two quarters of 2018. Product portfolio reviews are ongoing.
The following table presents the total expected restructuring costs as of September 30, 2017 (in thousands):

	Total Expected Costs for the Plan	Costs Recognized from inception of the plan through the Quarter ended Sep 30, 2017	Remaining Costs to be Recognized Subsequent to Sep 30, 2017
Employee severance and related personnel costs	$4,165	$4,165	$—
Site closure costs	2,090	1,690	400
Current asset impairments and other gross profit charges(1)	14,947	14,947	—
Non-current asset impairments	3,032	3,032	—
Other Costs	427	227	200
Total	$24,661	$24,061	$600
(1) Current asset impairments include inventory charges recorded in cost of sales.

The following table presents the amounts payable related to the 2017 Corporate Restructuring (in thousands):

	Employee severance and related personnel costs	Site closure costs	Current asset impairments and other gross profit charges(1)	Non-current asset impairments	Other Costs	Total
Balance as of April 2, 2016	$—	$—	$—	$—	$—	$—
Costs incurred	3,588	888	1,669	1,376	66	7,587
Cash payments	(341)	—	—	—	(66)	(407)
Non-cash items	—	—	(1,669)	(1,376)	—	(3,045)
Balance as of April 1, 2017	$3,247	$888	$—	$—	$—	$4,135
Costs incurred	577	800	13,278	1,657	163	16,475
Cash (payments) receipts	(3,672)	(863)	(1,750)	32	(163)	(6,416)
Non-cash items	—	—	(10,876)	(1,689)	—	(12,565)
Balance as of September 30, 2017	$152	$825	$652	$—	$—	$1,629
(1) Asset and facilities costs include inventory charges recorded in cost of sales.
Other restructuring plans:
The Company's previously disclosed restructuring plans are largely complete, except for facilities charges and legal entity closure charges which are expected to be incurred through the end of December 2018. Please see Note 26: Restructuring and Cost Management Plans to the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ending April 1, 2017. Net restructuring costs related to these plans were $0.4 million in 2018 and $0.4 million in 2017. The Company does not expect to incur any future expenses on these plans. The amounts payable of $0.8 million at September 30, 2017 are expected to be future cash outflows, primarily relating to facility expenses.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of April 2, 2016	$757
Cash payments and other adjustments	(297)
Costs incurred	401
Restructuring & cost management amounts payable as of April 1, 2017	861
Cash payments and other adjustments	(380)
Costs incurred	356
Restructuring & cost management amounts payable as of September 30, 2017	$837
Overall restructuring reserve:
As of September 30, 2017, and April 1, 2017, the amount of unpaid restructuring costs included in accrued liabilities on the Consolidated Balance Sheets were $2.5 million and $5.0 million, respectively. Included in the payable balance are amounts for severance and employee benefits, asset retirement obligation and net lease commitments.

18. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per share:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share data)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Net income (loss)	$4,260	$(9,675)	$7,162	$(9,793)
Weighted average shares used for basic earnings per share	33,861	32,396	33,647	32,109
Incremental diluted shares	1,013	—	1,069	—
Weighted average shares used for diluted earnings per share	34,874	32,396	34,716	32,109
Net income (loss) per share:
Basic	$0.13	$(0.30)	$0.21	$(0.30)
Diluted	$0.12	$(0.30)	$0.21	$(0.30)
Awards of options, SARs and RSUs representing an additional 0.3 million and 2.7 million shares of stock for the second quarter of 2018 and 2017, respectively, and 0.6 million and 2.4 million shares of stock for the first two quarters of 2018 and 2017, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
19. Business Acquisitions
Fiscal 2017
On August 1, 2016, the Company acquired all of the outstanding shares of Visicon Technologies, Inc. (Visicon), a leading supplier of high-accuracy and high-throughput measurement and defect detection systems based in Napa, California. The consideration under the merger agreement is subject to adjustment for indebtedness, seller's transaction expenses, working capital and other items.
Based on closing working capital levels and other adjustments, the Company paid $2.0 million in cash and issued 603,939 shares of ESI common stock, valued at approximately $4.2 million. The value of the common stock is based on the closing price of stock on August 1, 2016. A portion of the shares issued in connection with the agreement were reserved in escrow to serve as a source of payment for any purchase price adjustments or indemnity claims by the Company. The sellers have contractually agreed to limitations on the sale of the shares of common stock they received in connection with the sale of Visicon; specifically, no shares could be sold for six months following closing, after which twenty-five percent of the shares become salable each quarter thereafter. The shares issued as a part of this merger represented a non-cash investing activity of $4.2 million.
The Company finalized the valuation of assets acquired, liabilities assumed, and consideration in the first quarter of 2018. The amounts shown below represent the fair value of the associated assets acquired, liabilities assumed and consideration transferred as of the acquisition date. The total estimated purchase price of $6.2 million, net of cash acquired, was allocated to the underlying assets acquired and liabilities assumed based on estimated fair value, as shown in the following table:

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
Fiscal 2015
The Company acquired all of the outstanding shares of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin), a Chinese manufacturer of laser-based systems. In connection with this acquisition, the Company issued 145,442 shares and treated that as compensation to an employee of the Company who was previously an owner of Topwin. The compensation expense was recognized over the service period and from acquisition through the second quarter of fiscal 2018, the Company has recognized $1.7 million in share-based compensation expense related to this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes”, “expects”, “projects”, “anticipates,” “plan,” “continue,” “could,” “estimates,” “intends,” “should,” “will,” “may” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. Forward looking statements include any statements regarding anticipated sales, gross margins, our profitability in future periods, sources of our future revenue, the effect of new guidance on revenue recognition, the effect of our adoption of accounting pronouncements or standards, our ability to complete our corporate restructuring in a timely manner and implement our new functional structure, our expectation of restructuring costs, the expected benefits of our acquisition of Visicon, future impairment of goodwill, future anticipated net warranty costs, our products’ ability to satisfy the needs of manufacturers, our relationships with suppliers and customers, trends that drive increases in applications for laser processing, the size and growth of our markets, our growth of foreign operations, our intent to reinvest foreign earnings, our customer concentrations, our ability to leverage our differentiated capability in the market, overseas production capabilities, our ability to maintain and expand our core technologies and product applications, future payments of cash dividends, the adequacy of our liquidity and financing, our ability to resolve legal proceedings, our expectation that we will invest in new product development and enhancements, and working capital requirements and resources. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements involve estimates, assumptions, risks, and uncertainties and are subject to an inherent risk that actual results may differ materially. Factors that may cause or contribute to differences include those discussed below in Item 1A Risk Factors.
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
Laser microfabrication is comprised of a set of precise micron-level processes, including drilling, scribing, dicing, singulation, cutting, ablating, trimming, and precision marking on multiple types of materials. These processes require application-specific laser systems that are able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems are utilized in the production of flexible and rigid printed circuit board (PCB), semiconductor devices, advanced semiconductor packaging, consumer electronics, electronic sensors, touch-panel glass, flat panel liquid crystal displays (LCDs), applications within the automotive, aerospace, medical and display end markets as well as other high-value components and devices to enable functionality, increase performance and improve production yields.
Additionally, we produce high-capacity test and inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical and physical tolerances required to perform properly.
The second quarter of 2018 ended September 30, 2017, the first quarter of 2018 ended July 1, 2017, and the second quarter of 2017 ended October 1, 2016 were all 13-week periods. Similarly, the two quarters ended September 30, 2017 and the two quarters ended October 1, 2016 each consisted of 26-week periods.

Results of Operations

Second Quarter 2018 Highlights:

•
Orders in the second quarter of 2018 were $128.9 million, growing 360% versus the second quarter of 2017. It was the highest order level in over ten years. The order levels reflected a healthy environment, strong technology and market drivers, and seasonal strength in several of our markets. Orders from our PCB customers more than tripled versus a year ago as flexible PCB manufacturers ramped up capacity to meet the demand from consumer electronics manufacturers. Flexible circuit demand is growing due to unit growth in consumer electronics devices, more flexible circuits per device, plus new materials, technologies and applications utilizing complex flexible circuits. Demand for our semiconductor products was also above the level from a year ago, reflecting a healthy semiconductor capital spending environment. Orders for our new UltrusTM wafer scribing tool were driven by initial high volume production orders associated with a trend toward new manufacturing technologies and thinner wafers. The healthy capacity investment environment also drove higher demand for our semiconductor trim, wafer marking, and legacy memory repair tools. Component Test (CT) product demand was up more than double compared to last year, reflecting increased capacity spend on the part of MLCC manufacturers. This market has recently been capacity constrained driven by increased in consumer electronics, automotive and radio frequency (RF) end markets. Demand for our Industrial Machining (IM) products grew year-over-year primarily due to orders for our GarnetTM micromachining systems.

•
Total net sales increased by 139% year-over-year to $71.0 million in the second quarter of 2018, due primarily to the higher order levels in the prior quarter compared to the year-ago period. Backlog increased by $47.0 million during the quarter.

•
Operating expenses of $22.1 million increased by $1.2 million year-over-year on higher variable expenses related to higher revenues and improved profitability and $2.2 million of restructuring costs, partially offset by lower fixed expenses as a result of our restructuring program announced in February 2017.

•	Net income was $0.12 per diluted share, compared to a loss of $0.30 per share a year ago, on higher sales and gross profit, partially offset by higher operating and restructuring expenses.

•	Operating cash flow was $18.3 million, compared to a cash use of $7.5 million in the second quarter of 2017, on higher net income.

•
Significant progress was made on the restructuring announced in February 2017, and these actions are largely completed as of the end of the second quarter of 2018. We are now operating fully within our new lower fixed cost structure as of the end of the second quarter of 2018.

Second Quarter 2018 Ended September 30, 2017 Compared to Second Quarter 2017 Ended October 1, 2016
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Sep 30, 2017	Oct 1, 2016
Net sales	100.0%	100.0%
Cost of sales	62.6	63.0
Gross profit	37.4	37.0
Selling, general and administrative	16.5	43.0
Research, development and engineering	11.7	26.2
Acquisition and integration costs	—	1.1
Restructuring costs	3.0	—
Operating income (loss)	6.2	(33.3)
Interest and other (expense) income, net	(0.3)	0.7
Total non-operating (expense) income	(0.3)	0.7
Income (loss) before income taxes	5.9	(32.6)
Provision for income taxes	(0.1)	—
Net income (loss)	6.0%	(32.6)%

Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Printed Circuit Board	$43,541	61.4%	$13,527	45.6%
Component Test	7,677	10.8	4,990	16.8
Semiconductor	12,028	16.9	7,222	24.4
Industrial Machining	7,721	10.9	3,919	13.2
Net Sales	$70,967	100.0%	$29,658	100.0%
Net sales for the second quarter of 2018 increased $41.3 million or 139.3% from net sales for the second quarter of 2017.
Sales of products into the PCB market for the second quarter of 2018 increased $30.0 million or 221.9% compared to the second quarter of 2017. This was primarily driven by increased sales of our flex circuit drilling systems. The higher demand for flex drilling systems reflected an unusually healthy market environment in 2018 compared to the very weak environment in the second quarter of 2017. The strong environment was driven by unit growth in consumer electronics and associated capacity additions plus new materials, technologies and applications that require increase level of complex flexible circuits.
Sales of products into the CT market for the second quarter of 2018 increased $2.7 million or 53.8% compared to second quarter of 2017, primarily driven by stronger capacity buying by MLCC manufacturers, particularly for consumer electronics and automotive applications.
Sales of products into semiconductor applications for second quarter of 2018 increased $4.8 million or 66.5% compared to second quarter of 2017. This increase was primarily driven by sales of legacy memory repair systems into the semiconductor industry, which had not occurred in the second quarter of 2017, as well as an increase in sales of our wafer mark and wafer trim products.
Sales of products into IM applications for the second quarter of 2018 increased $3.8 million or 97.0% compared to the second quarter of 2017. This was primarily due to incremental sales of our GarnetTM micromachining system, higher sales of our laser ablation products into the research and materials science industries, and increased service revenue.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$64,053	90.3%	$25,721	86.7%
Americas	2,936	4.1	2,236	7.5
Europe	3,978	5.6	1,701	5.7
Net Sales	$70,967	100.0%	$29,658	100.0%
Net sales to Asia increased by $38.3 million or 149.0% primarily due to higher sales of flex via drilling products and memory repair products. Net sales to Americas increased due principally to higher sales of Visicon inspection products and laser ablation products. Europe sales increased due to higher wafer trim and circuit trim product sales.
Gross Profit

	Fiscal quarter ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$26,532	37.4%	$10,980	37.0%
Gross profit was $26.5 million for the second quarter of 2018, an increase of $15.6 million compared to $11.0 million in the second quarter of 2017. The gross profit increase was primarily driven by higher net sales, while the slight gross margin increase was primarily driven by the leveraged effect of higher sales volume, partially offset by $6.1 million of inventory and other asset impairment charges.

Operating Expenses

	Fiscal quarter ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$11,648	16.5%	$12,766	43.0%
Research, development and engineering	8,274	11.7	7,760	26.2
Restructuring costs	2,162	3.0	—	—
Acquisition and integration costs	—	—	335	1.1
Operating Expenses	$22,084	31.2%	$20,861	70.3%
Selling, general and administrative
Selling, general and administrative (SG&A) expenses primarily consist of labor and other employee-related expenses, including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the second quarter of 2018 decreased $1.1 million compared to the second quarter of 2017. The decrease was primarily due to lower labor and facilities costs due to the corporate restructuring, partially offset by increased variable expenses due to higher revenues and improved profitability.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses primarily comprise labor and other employee-related expenses, including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the second quarter of 2018 increased $0.5 million compared to the second quarter of 2017, primarily due to increased variable expenses on higher corporate sales and improved profitability.
Restructuring and cost management plans
In the fourth quarter of 2017, we initiated a restructuring plan to improve business effectiveness, streamline operations and achieve a stated target profit level for the Company as a whole. Restructuring costs of $2.2 million incurred in the second quarter of 2018 consisted primarily of $1.2 million of fixed asset write-offs, $0.5 million of severance and related benefits charges, and $0.5 million of facilities lease obligations, and . See Note 17: Restructuring and Cost Management Plans for further discussion.
Non-operating Income and Expense

	Fiscal quarter ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Non-Operating (Expense) Income	% of Net Sales	Non-Operating (Expense) Income	% of Net Sales
Interest and other (expense) income, net	$(229)	(0.3)%	$206	0.7%
Total non-operating (expense) income	$(229)	(0.3)%	$206	0.7%
Non-operating income and expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment. Net non-operating expense was $229 thousand in the second quarter of 2018 compared to income of $206 thousand in the second quarter of 2017. The increased expense in the second quarter of 2018 was due primarily to interest on term loan executed in January 2017.

Income Taxes

	Fiscal quarter ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
(Benefit from) provision for income taxes	$(41)	(1.0)%	$—	—%
The income tax benefit for the second quarter of 2018 was $41 thousand on pretax income of $4.2 million, an effective tax rate of (1.0)%. For the second quarter of 2017, the income tax provision was zero on pretax loss of $9.7 million, an effective rate of zero. The change in provision for taxes primarily relates to the timing of income between quarters given changes in full year income projections. Additionally, provision for taxes has not increased in proportion to the increase in pretax income due to the utilization of deferred tax assets arising from historical net operating losses.
Two Quarters Ended September 30, 2017 Compared to Two Quarters Ended October 1, 2016
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Two fiscal quarters ended
	Sep 30, 2017	Oct 1, 2016
Net sales	100.0%	100.0%
Cost of sales	63.1	58.9
Gross profit	36.9	41.1
Selling, general and administrative	17.1	33.2
Research, development and engineering	12.0	19.9
Acquisition and integration costs	—	0.4
Restructuring costs	2.3	—
Operating income (loss)	5.5	(12.4)
Interest and other (expense) income, net	(0.3)	0.2
Total non-operating (expense) income	(0.3)	0.2
Income (loss) before income taxes	5.2	(12.2)
Provision for income taxes	0.2	0.4
Net income (loss)	5.0%	(12.7)%
Net Sales
The following table presents net sales information by product group:

	Two fiscal quarters ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Printed Circuit Board	$95,859	66.7%	$44,445	57.5%
Component Test	15,858	11.0	9,592	12.4
Semiconductor	18,765	13.1	14,831	19.2
Industrial Machining	13,169	9.2%	8,458	10.9%
Net Sales	$143,651	100.0%	$77,326	100.0%
Net sales for the first two quarters of 2018 increased $66.3 million or 85.8% from net sales for the first two quarters of 2017.
Sales of products into the PCB market for the first two quarters of 2018 increased $51.4 million or 115.7% compared to the first two quarters of 2017. This was primarily driven by increased system sales in our flex drilling systems. The higher demand for flex drilling systems reflected a generally healthy environment, as well as strong technology and market drivers, primarily in consumer electronics, compared to the unusually weak environment in the first two quarters of 2017.

Sales of products into the CT market for the first two quarters of 2018 increased $6.3 million or 65.3% compared to the first two quarters of 2017, primarily driven by stronger capacity buying by MLCC manufacturers, particularly for consumer electronics and automotive applications.
Sales of products into semiconductor applications for the first two quarters of 2018 increased $3.9 million or 26.5% compared to the first two quarters of 2017. The increase was primarily driven by higher sales of legacy memory repair systems in 2018 compared to 2017, reflecting strength in the memory semiconductor market, and increased sales of semiconductor trim products.
Sales of products into IM applications for the first two quarters of 2018 increased $4.7 million or 55.7% compared to the first two quarters of 2017. This was primarily due to incremental system sales related to our Visicon acquisition, higher GarnetTM system sales and increased service revenue.
The following table presents net sales information by geographic region:

	Two fiscal quarters ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$130,616	90.9%	$66,169	85.6%
Americas	7,106	4.9	5,254	6.8
Europe	5,929	4.1	5,903	7.6
Net Sales	$143,651	100.0%	$77,326	100.0%
Net sales in Asia increased to $130.6 million in the first two quarters of 2018, an increase of $64.4 million compared to $66.2 million in the first two quarters of 2017 primarily due to higher flex via drilling sales. Americas increased to $7.1 million in the first two quarters of 2018, an increase of $1.8 million compared to $5.3 million in the first two quarters of 2017. This was primarily due to higher sales of systems associated with our Visicon acquisition, and higher sales of semiconductor trim products.
Gross Profit

	Two fiscal quarters ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$52,952	36.9%	$31,788	41.1%
Gross profit was $53.0 million for the first two quarters of 2018, an increase of $21.2 million compared to the first two quarters of 2017. Gross profit increased primarily due to higher net sales and production volumes. Gross margin was 36.9% and 41.1% for the first two quarters of 2018 and 2017, respectively. Gross margins in 2018 were negatively impacted by $13.3 million of charges for the impairment of inventory and other assets related to discontinued products, as a result of our portfolio review process, partially offset by favorable absorption of fixed costs due to higher production volumes.
Operating Expenses

	Two fiscal quarters ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$24,456	17.1%	$25,637	33.2%
Research, development and engineering	17,208	12.0	15,390	19.9
Restructuring costs	3,373	2.3	—	—
Acquisition and integration costs	—	—	335	0.4
Operating Expenses	$45,037	31.4%	$41,362	53.5%

Selling, general and administrative
SG&A expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the first two quarters of 2018 decreased $1.2 million compared to the first two quarters of 2017. This decrease primarily relates to lower labor-related expenses resulting from the corporate restructuring. The $2.9 million decrease in labor expense was partially offset by a $1.5 million increase in variable compensation expenses.
Research, Development and Engineering
RD&E expenses primarily comprise labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first two quarters of 2018 increased $1.8 million compared to the first two quarters of 2017. This increase was primarily driven by a $1.7 million increase in variable compensation expenses.
Acquisition and Integration Costs
2017
Acquisition and integration costs consisted mainly of consulting, legal and travel expenses associated with the acquisition and integration of Visicon, which was acquired on August 1, 2016 (see Note 19: Business Acquisitions). The Visicon acquisition charges were partially offset by $0.2 million of Topwin escrow cash settlement received in the second quarter of 2017.
Restructuring Costs
In the fourth quarter of 2017, we initiated a restructuring plan to improve business effectiveness, streamline operations and achieve a stated target profit level for the Company as a whole. Restructuring costs of $3.4 million incurred in the first two quarters of 2018 primarily consisted of $1.7 million of fixed asset write-offs, $0.5 million of facilities lease obligations, and $0.7 million of severance and related benefits charges. See Note 17: Restructuring and Cost Management Plans for further discussion.
Non-operating Income and Expense
Non-operating income and expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment.
Non-operating income and expense were as follows:

	Two fiscal quarters ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Non-Operating (Expense) Income	% of Net Sales	Non-Operating (Expense) Income	% of Net Sales
Interest and other (expense) income, net	$(413)	(0.3)%	$128	0.2%
Total non-operating (expense) income	$(413)	(0.3)%	$128	0.2%
Interest and other income (expense), net
Net interest and other (expense) income, net, was expense of $413 thousand in the first two quarters of 2018 compared to income of $128 thousand in the first two quarters of 2017. The change in non-operating income was primarily due to the recovery of escrow funds related to the Topwin acquisition in 2017 which did not repeat in 2018 and increased interest expense due to our facilities loan in 2018 as compared to 2017.

Income Taxes

	Two fiscal quarters ended
	Sep 30, 2017		Oct 1, 2016
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$340	4.5%	$347	(3.7)%
The income tax provision for the first two quarters of 2018 was $340 thousand on pretax income of $7.5 million, an effective tax rate of 4.5%. For the first two quarters of 2017, the income tax provision was $0.3 million on pretax loss of $9.4 million, an effective rate of (3.7)%. The provision for taxes has not increased in proportion to the increase in pretax income due to the utilization of deferred tax assets arising from historical net operating losses. The provision is relatively flat compared to the prior year and relates to taxes arising in foreign jurisdictions.
Financial Condition and Liquidity
At September 30, 2017, our principal sources of liquidity were cash and cash equivalents of $48.0 million, short-term investments of $32.8 million, current accounts receivable of $47.6 million and up to $30.0 million from our credit facility (see Note 11. Revolving Credit Facility). At September 30, 2017, we had a current ratio of 2.81 with long-term debt outstanding of $13.0 million (see Note 10. Long-term Debt). Working capital of $130.6 million increased $15.0 million compared to the April 1, 2017 balance of $115.6 million, driven primarily by higher asset amounts due to improved business levels while maintaining low relative growth across all current liabilities. Total cash, cash equivalents, investments and restricted cash increased $18.4 million as compared to April 1, 2017.
Sources and Uses of Cash
Net cash provided by operating activities of $25.7 million for the two quarters ended September 30, 2017 was primarily a result of $7.2 million in net income, non-cash adjustments of $21.1 million, and an increase in accounts payable and accrued liabilities of $12.4 million. Increase in accrued liabilities consisted primarily of $6.2 million in customer deposits and $10.3 million in payroll-related liabilities. These were partially offset by an increase in trade receivables by $7.1 million, inventories by $7.9 million, and shipped systems pending by $2.1 million.
For the two quarters ended September 30, 2017, net cash used in investing activities was $33.4 million, primarily due to $27.5 million of net purchases of investments. For the two quarters ended September 30, 2017, net cash used in financing activities of $1.2 million related primarily to issuances from employee stock plans, net of payments of associated withholding taxes.
The Company has a loan agreement with First Technology Federal Credit Union that provides for a ten-year term loan with a principal amount of $14 million and with an interest rate fixed at 4.75% per annum, which will come due January 1, 2027. The Company is also party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB) that provides for a senior secured asset-based revolving facility with availability up to $30 million, including a $15 million sublimit for letters of credit. The Credit Facility expires March 20, 2019. If we fail to meet the covenants in our credit facility or our lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether. Refer to Notes 10 and 11 of the Company's condensed consolidated financial statements for further information.
As a result of restructuring activities, we have incurred and will continue to incur costs, some of which will be paid in cash. Actions under this plan are largely completed as of the end of the second fiscal quarter of 2018, except facilities charges and other costs which will extend beyond that time, with an estimated future cost of approximately $0.4 million and $0.2 million, of which the majority is expected to be paid in cash.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business depends upon the capital equipment expenditures of manufacturers of microelectronics, PCB’s, semiconductors, computers, wireless communications and other electronic products. The capital equipment market for the production of those products has historically been characterized by cyclical variations in capital equipment supply and demand. These sometimes sudden and severe cycles may result from a number of factors, including overall consumer and industrial spending and demand for electronic products that drive manufacturer production, as well as their capacity utilization, timing of new product introductions and demand for customers’ products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult to predict. As a result, our business can vary significantly from quarter to quarter or year to year, as evidenced, for example, by the recent second quarter of 2018 compared to the second quarter of 2017.
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
We depend on a few significant customers for a large portion of our revenues. In 2017, our top ten customers accounted for approximately 47% of total net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single major customer. Also, our level of sales to several of our top customers depends on our winning new designs and features each product cycle, and there is no guarantee of future business based on past design wins. Furthermore, none of our customers have any long-term obligation to continue to buy our products or services and may therefore delay, reduce or cease ordering our products or services at any time. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. If we lose any of our significant customers, including as a result of any shipment delays due to heightened production levels, or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected.
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
To meet rapid changes in demand, such as we have experienced in the second quarter of 2017, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions and effectively manage our supply chain. Our ability to timely and effectively reduce our costs in response to rapid downturns is limited by the fixed nature of many of our expenses in the near term, by our need to continue investing in product technology and support and service our products, and by our need to have sufficient production capacity and supply available to respond to sudden increases in demand. Conversely, when upturns occur, we may have difficulty rapidly and effectively increasing our manufacturing capacity or procuring sufficient materials to meet sudden increases in customer demand, which could result in shipping delays or the loss of business to our competitors and harm to our relationships with our customers. If we are not able to timely and cost effectively adapt to changes in our business environment, our business, financial condition or results of operations may be materially and adversely affected.

Our reliance on critical suppliers for key components could lead to production and service interruptions and shortages.
We use a wide range of components from numerous suppliers in the manufacture of our products, including custom electronic, laser, optical and mechanical components. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. However, some key parts are available only from a single supplier or a limited group of suppliers in the short term. In addition, some of the lasers we use in our products are difficult to manufacture, and as a result we may not receive an adequate supply of lasers in a timely fashion to fill orders. Operations at our suppliers’ facilities are subject to disruption or discontinuation for a variety of reasons, including changes in business relationships, competition, financial difficulties, work stoppages, fire, natural disasters, customer prioritization or other causes. Any such disruption or discontinuation to our suppliers’ operations could interrupt or reduce our manufacturing activities and delay delivery of our products, any or all of which could materially and adversely affect our results of operations. This risk is particularly acute when we rely on a single or a limited group of suppliers. In addition, during periods of increased demand for our products, there is a heightened risk that one or more of our suppliers may not meet our increased demand requirements, adversely affecting our ability to fulfill orders and win business with our customers.
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
We have significant foreign operations and subsidiaries, including manufacturing facilities in Singapore and China, research and application development facilities in France, China and Korea, and sales and service offices in various countries. Under our globalization strategy, we intend to increase our foreign operations in the future. Operating in multiple countries requires us to understand and comply with many different laws, infrastructures, ways of doing business, cultural customs and language. We are also more exposed to local labor disputes, potential corruption, and noncompliance with labor laws and other laws governing employees. Additionally, the human resources and the systems our foreign entities use can be vastly different. Having substantial international operations also increases the complexity of managing our financial reporting and internal controls and procedures, and effective communications across time zones. If we are unable to manage these risks effectively, it could negatively affect our operating performance and our reputation.
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
We electronically store sensitive data, including intellectual property, and our customers’, suppliers’ and business partners’ proprietary business information, and our employees’ personally identifiable information. The secure maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other actions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business, revenues and competitive position.

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
The laser microfabrication industry is comprised of broad sets of markets and applications and presents significant opportunities for growth. In order to access these growth opportunities, we are strengthening our approach from customer-centric to market-based. We have reorganized into a functional structure and hired a Vice President of Marketing to drive improved process and disciplines across the organization. We believe our ability to successfully access and compete in these broader markets partially depends on our successful development of new marketing capabilities, sales and distribution channel access and customer relationships. Our inability to do so would limit our growth opportunities and profitability. In addition, any new strategy may cause disruption and ultimately prove unsuccessful.

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
We may require greater working capital to operate than similar size businesses in many other industries. At September 30, 2017, we had working capital of $130.6 million, including $80.8 million in cash, cash equivalents and short-term investments. Our operating cash flows were negative for most quarters since September 2013. If we have continued decreases in cash, increases in production levels, an increase in slow-moving or obsolete inventory, or a combination of these circumstances, among others, we may need additional working capital for receivables and inventory. In addition, most of our contracts to acquire inventory represent purchase commitments. As a result, if we experience lower than anticipated demand for our products, in many cases we could not avoid the cost of purchasing the associated inventory.
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
In the fourth quarter of 2017, we incurred $14.0 million of long-term indebtedness. This indebtedness is secured by our headquarters in Portland, Oregon. We also have a credit facility under which we may borrow up to a maximum of $30 million, subject to meeting certain availability requirements. This credit facility is secured by our non-real estate assets and nothing was outstanding under this agreement at September 30, 2017. We are required to comply with certain financial covenants under the debt agreements, including maintaining a certain level of earnings, a stated debt service coverage ratio and a specified level of certain types of liquid assets, as well as limiting our discretion to make capital expenditures or acquisitions. If we are unable to comply with the covenants in our debt agreements or make payments when due and the lender declares an event of default, the outstanding indebtedness would likely be immediately due and owing and the lenders could foreclose upon the collateral securing the debt.
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

Impairment of Goodwill, Intangible and Long-Lived Assets
We held a total of $5.9 million in acquired intangible assets, net of accumulated amortization, and $2.6 million in goodwill at September 30, 2017. Consistent with the impairment recognized in the fourth quarter of 2017, events may occur or circumstances change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the reporting unit, which could result in a further write-down of the fair-value of our assets. For example, the performance of our Topwin reporting unit did not meet expectations and, as a result, an impairment of goodwill and intangibles associated with that reporting unit was triggered in 2017, impacting consolidated earnings.
In addition, certain of our long-lived assets such as leasehold improvements, machinery, equipment, and loan and demo assets may experience impairment as a result of events such as the closure of sites, introduction of new products, decisions to exit certain products or markets, and changes in technology or changes in customer demand patterns. We depreciate long-lived assets and amortize intangible assets at levels we believe are adequate; however, an impairment of these assets could have a material adverse impact on our business, financial condition and results of operations. For example, due to the 2017 restructuring action, $3.0 million of leasehold improvements and related assets were impaired, impacting consolidated earnings.
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

Date:	November 7, 2017	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Michael D. Burger
Michael D. Burger
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Paul Oldham
Paul Oldham
Senior Vice President of Administration, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)