Form 10-Q
period 2017-12-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2018-02-06
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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
The number of shares outstanding of the Registrant’s Common Stock as of February 2, 2018 was 33,552,089 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
2018 FORM 10-Q QUARTERLY REPORT

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets - at December 30, 2017 and April 1, 2017	3
	Condensed Consolidated Statements of Operations - for the fiscal quarter and three fiscal quarters ended December 30, 2017 and December 31, 2016	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) - for the fiscal quarter and three fiscal quarters ended December 30, 2017 and December 31, 2016	5
	Condensed Consolidated Statements of Cash Flows - for the three fiscal quarters ended December 30, 2017 and December 31, 2016	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	40
Item 6.	Exhibits and Financial Statement Schedules	40
SIGNATURES		41

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Dec 30, 2017	Apr 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$62,251	$56,642
Short-term investments	36,824	5,743
Trade receivables, net of allowances of $658 and $603	75,674	40,494
Inventories, net	74,502	58,942
Shipped systems pending acceptance	5,780	5,713
Other current assets	5,116	6,180
Total current assets	260,147	173,714
Non-current assets:
Property, plant and equipment (PP&E), net of accumulated depreciation of $81,728 and $112,075	19,732	21,619
Goodwill	2,626	3,027
Acquired intangible assets, net of accumulated amortization of $23,035 and $21,994	5,525	6,564
Income taxes receivable	935	—
Other assets	17,339	19,821
Total assets	$306,304	$224,745
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,577	$21,213
Accrued liabilities	40,391	22,186
Deferred revenue	11,982	14,712
Total current liabilities	90,950	58,111
Non-current liabilities:
Long-term debt	12,875	13,489
Income taxes payable	1,587	1,036
Other liabilities	10,085	7,578
Total liabilities	115,497	80,214
Commitments and contingencies (See Note 12: Commitments & Contingencies)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 34,309 and 33,260 issued and outstanding	211,330	207,152
Accumulated deficit	(20,273)	(61,407)
Accumulated other comprehensive loss	(250)	(1,214)
Total shareholders’ equity	190,807	144,531
Total liabilities and shareholders’ equity	$306,304	$224,745
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Dec 30, 2017	Dec 31, 2016	Dec 30, 2017	Dec 31, 2016
Net sales:
Systems	$99,418	$25,427	$221,827	$85,069
Services	11,422	8,352	32,664	26,036
Total net sales	110,840	33,779	254,491	111,105
Cost of sales:
Systems	52,502	17,283	132,107	53,851
Services	5,182	5,048	16,276	14,018
Total cost of sales	57,684	22,331	148,383	67,869
Gross profit	53,156	11,448	106,108	43,236
Operating expenses:
Selling, general and administrative	11,040	13,280	35,496	38,917
Research, development and engineering	8,165	7,868	25,373	23,258
Restructuring costs	706	321	4,079	321
Acquisition and integration costs	—	31	—	366
Total operating expenses	19,911	21,500	64,948	62,862
Operating income (loss)	33,245	(10,052)	41,160	(19,626)
Non-operating income:
Interest and other income, net	789	34	376	162
Total non-operating income	789	34	376	162
Income (loss) before income taxes	34,034	(10,018)	41,536	(19,464)
Provision for (benefit from) income taxes	61	(325)	401	22
Net income (loss)	$33,973	$(9,693)	$41,135	$(19,486)
Net income (loss) per share - basic	$0.99	$(0.29)	$1.22	$(0.60)
Net income (loss) per share - diluted	$0.94	$(0.29)	$1.16	$(0.60)
Weighted average number of shares - basic	34,224	32,919	33,839	32,379
Weighted average number of shares - diluted	36,010	32,919	35,562	32,379
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 30, 2017	Dec 31, 2016	Dec 30, 2017	Dec 31, 2016
Net income (loss)	$33,973	$(9,693)	$41,135	$(19,486)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $8, $0, $8 and $0	581	(745)	969	(884)
Other comprehensive income related to benefit plan obligation, net of taxes of $(2), $(5), $(7) and $(7)	4	5	13	14
Net unrealized loss on available-for-sale securities, net of taxes of $0, $0, $0 and $0	(17)	(2)	(18)	(6)
Other comprehensive income (loss):	568	(742)	964	(876)
Comprehensive income (loss)	$34,541	$(10,435)	$42,099	$(20,362)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three fiscal quarters ended
(In thousands)	Dec 30, 2017	Dec 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$41,135	$(19,486)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash restructuring charges	13,858	—
Depreciation and amortization	5,508	5,424
Share-based compensation expense	3,510	5,118
Amortization of acquired intangible assets	1,015	832
Provision for (benefit from) doubtful accounts	603	(341)
Gain on sale of laser ablation assets	(917)	—
Loss on disposal of property and equipment, net	101	52
Impairment of inventory	—	946
Decrease in deferred income taxes	2	37
Changes in operating accounts, net of acquisitions:
Increase (decrease) in accounts payable and accrued liabilities	36,963	(5,189)
(Increase) decrease in trade receivables, net	(35,271)	15,258
Increase in inventories	(24,402)	(3,259)
Increase in shipped systems pending acceptance	(67)	(2,802)
(Decrease) increase in deferred revenue	(2,730)	4,449
Decrease (increase) in other current assets	1,489	(738)
Net cash provided by operating activities	40,797	301
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(48,668)	(331,343)
Proceeds from sales and maturities of investments	17,034	339,691
Purchase of property, plant and equipment	(3,116)	(3,408)
Proceeds from sale of property, plant and equipment	37	7
Proceeds from sale of laser ablation assets	2,999	—
Cash paid for business acquisitions, net of cash acquired	—	(2,010)
Increase in other assets	(4,646)	(120)
Net cash (used in) provided by investing activities	(36,360)	2,817
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(321)	—
Payment of withholding taxes on stock-based compensation	(1,696)	(801)
Proceeds from issuance of common stock	2,624	1,043
Net cash provided by financing activities	607	242
Effect of exchange rate changes on cash	562	(882)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,606	2,478
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	57,732	42,413
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$63,338	$44,891
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(496)	$(30)
Cash paid for income taxes	(979)	(504)
Income tax refunds received	67	45
Net (decrease) increase in PP&E and other assets related to transfers from inventory	(824)	5,414
Non-cash additions to PP&E	483	205
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Annual Report of Electro Scientific Industries, Inc. (the Company) on Form 10-K for its fiscal year ended April 1, 2017. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
Management believes that the estimates used are reasonable. Significant estimates made by management include: revenue recognition; valuation of inventory; accrued restructuring costs; share-based compensation; income taxes, including the valuation of deferred tax assets; valuation of long-lived assets, including intangibles; valuation of goodwill and acquisition accounting.
There have been no significant changes to the Company's significant accounting policies from those presented in Note 2: Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended April 1, 2017. All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted. The fiscal quarters ended December 30, 2017 and December 31, 2016 each consisted of 13-week periods. Similarly, the three quarters ended December 30, 2017 and the three quarters ended December 31, 2016 each consisted of 39-week periods.

Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain long-term contractual agreements are recorded in Other non-current assets on our balance sheet. The following table provides a summary of the Company's cash, cash equivalents, and restricted cash position.

(In thousands)	Dec 30, 2017	Apr 1, 2017	Dec 31, 2016
Cash and cash equivalents	$62,251	$56,642	$44,891
Restricted cash included in other long-term assets	1,087	1,090	—
Total cash, cash equivalents and restricted cash	$63,338	$57,732	$44,891
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
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 simplifies the measurement of inventory by requiring companies to measure inventory at the lower of cost and net realizable value rather than measuring at the lower of cost of market where the market value was determined based off of three different measures. ASU 2015-11 was effective for the Company as of April 2, 2017, the beginning of fiscal 2018. Adopting ASU 2015-11 has not had a material effect on the Company's inventory valuation.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards, specifically an entity would not apply modification accounting under ASC 718 if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 30, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of ASU 2017-09 will not have a material effect on the Company's financial position, results of operations or cash flows.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to disaggregate the current-service-cost component from other components of net benefit cost and provides specific guidance for presentation in the income statement. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 30, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The adoption of ASU 2017-07 will not have a material effect on the Company's financial position, results of operations or cash flows.

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
The new standard permits adoption by using either (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company plans to elect the modified retrospective approach as its transition method. The Company developed an implementation plan and assigned cross-functional internal resources to perform a comprehensive assessment of the new standard and its impact on the financial statements of the Company. This assessment is ongoing and includes identification, consideration, and quantification of the impact of the new standard on the Company's financial statements, accounting policies, processes, control environment and systems. The outcome of this evaluation will be the implementation of supporting processes and systems that enable timely and accurate reporting under the new standard.
While the Company continues to assess all potential impacts under the new standard, we believe that based on a preliminary assessment the new standard is unlikely to result in a significant change to the amount or timing of revenue recognition related to system sales or service contracts, the Company's major revenue streams. There may be some impact related to the allocation of value and timing of recognition in situations where service contracts, which the Company expects to be recognized over time, are sold together with systems that are primarily recognized at a point in time. The Company believes that certain aspects of the new guidance will require significant judgment, including identification of relevant performance obligations and quantification and allocation of the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, in connection with the adoption of the standard, there is a requirement to capitalize certain costs, which for the Company primarily comprises commission expenses for sales representatives. Any such costs required to be capitalized would amortize over the period of performance for the underlying contracts. The Company is still evaluating the impact of capitalizing costs to execute a contract. However, the primary potential impact is expected to relate to commissions on service contracts with a duration approximating or exceeding one year. The impact related to contracts with a duration over one year is not expected to be significant and the Company expects to elect the practical expedient under the new standard for costs with a duration less than one year and expense those items as incurred. This preliminary assessment is based on the Company's analysis of actual historical revenue transactions and current customer contracts under the new guidance and presumes certain conclusions as it relates to accounting policies under the new standard and the Company's current contracts. Due to the complexity of certain of the Company's contracts and at least the possibility that contractual arrangements could change, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and may vary from this overall expectation. The Company currently expects that necessary operational changes will be implemented prior to the adoption date. The new standard will increase the Company's revenue related disclosures; primarily by expanding disclosure of the Company's policies, significant estimates, and performance obligations.
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
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2017 and April 1, 2017 was as follows (in thousands):

December 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$24,537	$—	$—	$24,537
Commercial paper	—	4,149	—	4,149
Total cash equivalents	$24,537	$4,149	$—	$28,686
Short term investments - available for sale:
U.S. treasury fund	$10,447	$—	$—	$10,447
Commercial paper	—	24,173	—	24,173
Corporate bonds	—	2,204	—	2,204
Total short-term investments - available for sale	$10,447	$26,377	$—	$36,824
Forward purchase or (sale) contracts:
Japanese Yen	$—	$(1)	$—	$(1)
New Taiwan Dollar	—	11	—	11
Korean Won	—	(4)	—	(4)
Euro	—	(14)	—	(14)
British Pound	—	(13)	—	(13)
Chinese Renminbi	—	(51)	—	(51)
Total forward contracts	$—	$(72)	$—	$(72)
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$2,634	$—	$—	$2,634
Money market securities	959	—	—	959
Total deferred compensation plan assets	$3,593	$—	$—	$3,593

April 1, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$22,395	$—	$—	$22,395
Commercial paper	—	4,945	—	4,945
Total cash equivalents	$22,395	$4,945	$—	$27,340
Short term investments - available for sale:
Commercial paper	$—	$5,743	$—	$5,743
Total short-term investments - available for sale	$—	$5,743	$—	$5,743
Forward purchase or (sale) contracts:
Japanese Yen	$—	$9	$—	$9
New Taiwan Dollar	—	20	—	20
Korean Won	—	39	—	39
Euro	—	(96)	—	(96)
British Pound	—	16	—	16
Chinese Renminbi	—	(5)	—	(5)
Singapore Dollar	—	(1)	—	(1)
Total forward contracts	$—	$(18)	$—	$(18)
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$845	$—	$—	$845
Money market securities	2,213	—	—	2,213
Total deferred compensation plan assets	$3,058	$—	$—	$3,058
*These investments represent assets held in trust for the deferred compensation plan
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at December 30, 2017 and April 1, 2017 were utilized to calculate fair values.
During the first three quarters of 2018 and 2017, there were no transfers between Level 1, 2 or 3 assets.
Investments
The Company’s investments, other than money market securities for which there is no unrealized gain or loss, at December 30, 2017 and April 1, 2017 were as follows (in thousands):

		Unrealized
December 30, 2017	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
U.S. treasury fund	$10,465	$—	$(18)	$10,447
Commercial paper	28,322	—	—	28,322
Corporate Bonds	2,205	—	(1)	2,204
Total investments (current)	$40,992	$—	$(19)	$40,973
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$3,322	$271	$—	$3,593
Total investments (non-current)	$3,322	$271	$—	$3,593
		Unrealized
April 1, 2017	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
Commercial paper	$10,688	$—	$—	$10,688
Total investments (current)	$10,688	$—	$—	$10,688
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$2,974	$84	$—	$3,058
Total investments (non-current)	$2,974	$84	$—	$3,058
*These investments represent assets held in trust for the deferred compensation plan

For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of December 30, 2017 and April 1, 2017.
4. Trade Accounts Receivable
Trade accounts receivable consisted of the following:

(In thousands)	Dec 30, 2017	Apr 1, 2017
Current trade accounts receivable, net	$75,674	$40,494
Non-current trade accounts receivable	65	489
	$75,739	$40,983
Non-current trade accounts receivable are included in Other assets in the Condensed Consolidated Balance Sheets.
5. Inventories
Inventories are principally valued at standard cost, which approximates the lower of cost or net realizable value on a first-in, first-out basis. Components of inventories were as follows:

(In thousands)	Dec 30, 2017	Apr 1, 2017
Raw materials and purchased parts	$50,720	$41,383
Work-in-process	18,737	13,829
Finished goods	5,045	3,730
	$74,502	$58,942
6. Other Assets
Other assets consisted of the following:

(In thousands)	Dec 30, 2017	Apr 1, 2017
Demo and leased equipment, net	$8,636	$11,011
Long term deposits and non-trade receivables	2,620	2,872
Non-current restricted cash	1,087	1,090
Non-current deferred income taxes, net	827	890
Other non-current assets	4,169	3,958
	$17,339	$19,821
Depreciation expense for demo and leased equipment totaled $0.6 million in the third quarter of 2018 and $0.1 million in the third quarter of 2017. For the three fiscal quarters ended December 30, 2017 depreciation expense for demo and leased equipment totaled $0.8 million compared to $0.3 million for the three fiscal quarters ended December 31, 2016. Of the total $8.6 million and $11.0 million of demo and leased equipment at December 30, 2017 and April 1, 2017, $4.1 million and $1.1 million were leased assets at customer sites generating revenue.
Included in Other non-current assets are long-term investments held in a trust for the deferred compensation plan, non-current trade accounts receivable and other items.

7. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Dec 30, 2017	Apr 1, 2017
Payroll-related liabilities	$12,841	$6,335
Customer deposits	11,431	1,242
Product warranty accrual	4,506	3,394
Purchase order commitments and receipts	3,014	2,522
Restructuring costs payable	2,608	4,996
Professional fees payable	832	734
Current portion, long-term debt	415	434
Other current liabilities	4,744	2,529
	$40,391	$22,186
Included in other current liabilities above are accrued amounts for value-added taxes, income taxes, freight, and other similar items.
8. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 30, 2017	Dec 31, 2016	Dec 30, 2017	Dec 31, 2016
Product warranty accrual, beginning	$7,156	$5,521	$5,474	$5,734
Warranty charges incurred, net	(3,273)	(1,674)	(8,384)	(4,988)
Provision for warranty charges	5,067	1,064	11,860	4,165
Product warranty accrual, ending	$8,950	$4,911	$8,950	$4,911
Net warranty charges incurred include labor charges and costs of replacement parts for system repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $9.0 million and $4.9 million of product warranty accruals as of December 30, 2017 and December 31, 2016, $4.5 million and $0.8 million were non-current and were included in Other liabilities on the Condensed Consolidated Balance Sheets.
9. Deferred Revenue
Generally, revenue is recognized upon fulfillment of acceptance criteria at the Company's factory and transfer of risk of loss and title. Revenue is deferred whenever title transfer is pending, risk of loss has not transferred, and/or acceptance criteria have not yet been fulfilled. Deferred revenue arises from, among other factors, sales to Japanese customers, shipments of substantially new products and shipments with custom specifications and other acceptance criteria where the Company cannot demonstrate a track record of acceptance. For sales involving multiple element arrangements, the relative selling price of any undelivered elements, including installation services and similar items, is deferred until the elements are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 30, 2017	Dec 31, 2016	Dec 30, 2017	Dec 31, 2016
Deferred revenue, beginning	$15,616	$11,583	$15,397	$7,685
Revenue deferred	51,191	9,075	66,661	28,547
Revenue recognized	(54,420)	(9,440)	(69,671)	(25,014)
Deferred revenue, ending	$12,387	$11,218	$12,387	$11,218

Of the total of $12.4 million and $11.2 million of deferred revenue at December 30, 2017 and December 31, 2016, $0.4 million and $0.4 million were non-current and were included in Other liabilities on the Condensed Consolidated Balance Sheets.
10. Long-term Debt
On January 9, 2017, ESI Leasing, LLC (ESI Leasing), a wholly owned subsidiary of the Company, entered into a loan agreement (Loan Agreement) with First Technology Federal Credit Union (Lender). The Loan Agreement provides for a term loan from the Lender to ESI Leasing in the principal amount of $14 million (Loan). The interest rate of the Loan is fixed at 4.75% per annum, except that it may be increased if certain covenants under the Loan Agreement are not satisfied and after and during the continuation of an “Event of Default” as defined in the Loan Agreement. The Loan amortizes over a period of approximately 20 years, with the outstanding principal maturing and becoming due on January 1, 2027. ESI Leasing pays monthly principal and interest payments on the Loan totaling $1.1 million annually through the maturity of the Loan. The Company unconditionally guarantees the Loan. The Company is required to maintain certain deposits with the Lender through March 31, 2019, at which point the restriction will be removed as long as we are in compliance with certain minimum covenants.
The principal maturities for each of the upcoming calendar twelve-month periods ending on December 30 are as follows:

(In thousands)	2018	2019	2020	2021	2022
Principal maturities	$449	$471	$492	$518	$543
Total debt outstanding on the Loan Agreement were as follows:

(In thousands)	Dec 30, 2017	Apr 1, 2017
Total debt outstanding	$13,290	$13,923
Less: Current portion, long-term debt	(415)	(434)
Long-term debt	$12,875	$13,489
Deferred debt issuance costs related to the above long-term debt as of December 30, 2017 and April 1, 2017 were $311 thousand and $337 thousand, respectively.
11. Revolving Credit Facility
The Company is party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB), which was initially entered into on March 20, 2015 and amended on July 12, 2016. The Credit Facility provides for a senior secured asset-based revolving facility with availability up to $30.0 million, including a $15.0 million sublimit for letters of credit. In the fourth quarter of fiscal 2017, the Company amended and extended the Credit Facility by one year. With this extension, the Credit Facility expires March 20, 2019. At December 30, 2017, the Company had no amounts outstanding under the Credit Facility, was in compliance with all covenants, and was not in default under the Credit Facility. The commitment fee on the amount of unused credit was 0.3 percent. As amended, the Credit Facility allows for a greater level of EBITDA losses, but reduces the level of permitted acquisitions and purchases of capital equipment. If the Company fails to meet the covenants in its Credit Facility or its lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether.
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

13. Shareholders’ Equity
Share Repurchase Program
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company's outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, acceptable share price and other factors. The Company did not repurchase any shares during fiscal 2017 or the first three quarters of 2018. There is no expiration date for the repurchase program.
14. Accumulated Other Comprehensive Income (Loss)
The following is a reconciliation of the changes in accumulated other comprehensive income (AOCI):

	Foreign currency translation adjustment	Accumulated other comprehensive income related to benefit plan obligation	Net unrealized loss on available-for-sale securities	Total
Balance at April 1, 2017	$(1,242)	$45	$(17)	$(1,214)
Other comprehensive income (loss) before reclassifications and taxes	961	20	(18)	963
Amounts reclassified from AOCI	—	—	—	—
Tax effect	8	(7)	—	1
Other Comprehensive income (loss)	969	13	(18)	964
Balance at December 30, 2017	$(273)	$58	$(35)	$(250)
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
Except for performance-based RSUs, the Company recognizes compensation expense for all share-based compensation awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Expense for performance-based RSUs is recognized based on the probability of achievement of the performance criteria. The compensation cost for market-based RSUs is recognized over the related service period, even if the market condition is never satisfied. The impact of adjustments related to awards where the requisite service period was not completed is reflected as an offset to current period shared-based compensation expense.
The Company granted a total of 442,400 time-based RSUs and 222,400 market-based RSUs during the first three quarters of 2018, but did not grant any SARs or performance-based RSUs. Grants for the third quarter of 2018 consisted of 46,000 time-based RSUs and 25,000 market-based RSUs.

Share-based compensation expense under the stock incentive plans is included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 30, 2017	Dec 31, 2016	Dec 30, 2017	Dec 31, 2016
Cost of sales	$64	$142	$208	$398
Selling, general and administrative	498	1,391	2,629	3,573
Research, development and engineering	151	285	484	656
Total share-based compensation expense	$713	$1,818	$3,321	$4,627
The Company does not have any capitalizable share-based compensation costs for the three fiscal quarters ended December 30, 2017 and December 31, 2016, respectively. As of December 30, 2017, the Company had $8.0 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.3 years.
16. Product and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer (CEO).
The Company and its consolidated subsidiaries operate in a single segment, defined as a manufacturer of high-technology microfabrication and related equipment. This segment sells products into a variety of end markets that are grouped into four major categories for the purpose of providing an understanding of the principal end markets for the products manufactured by the Company, specifically: 1) Printed Circuit Board (PCB), 2) Component Test, 3) Semiconductor, and 4) Industrial Machining.
The following table presents net sales information by the four major market categories addressed by the Company's single segment:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 30, 2017	Dec 31, 2016	Dec 30, 2017	Dec 31, 2016
Printed Circuit Board	$83,799	$15,987	$179,658	$60,432
Component Test	7,473	5,407	23,331	14,999
Semiconductor	12,351	6,690	31,116	21,521
Industrial Machining	7,217	5,695	20,386	14,153
Net Sales	$110,840	$33,779	$254,491	$111,105
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 30, 2017	Dec 31, 2016	Dec 30, 2017	Dec 31, 2016
Asia	$103,069	$26,015	$233,685	$92,184
Americas	2,431	6,210	9,537	11,464
Europe	5,340	1,554	11,269	7,457
Net Sales	$110,840	$33,779	$254,491	$111,105
17. Restructuring and Cost Management Plans
2017 Corporate Restructuring:
In the fourth quarter of 2017, the Company initiated a restructuring plan to improve business effectiveness and streamline operations to achieve a stated target profit level for the Company as a whole. As a part of the restructuring plan, the management team was reorganized from a business unit to a functional structure; the Company closed facilities in Montreal, Canada; Napa, California; and Sunnyvale, California; the Company discontinued certain products; and the Company made select reductions in headcount across the Company. Actions under this plan were completed as of the end of the third fiscal quarter of 2018.
Total expenses related to the plan were $17.2 million in the first three quarters of 2018 and $7.6 million in the fourth quarter of 2017. Included in the 2018 expenses are approximately $13.3 million of charges, all incurred in the first and second quarters of 2018, impacting gross margins primarily related to impairment of other assets and inventory stemming from the product portfolio program reviews. Operating expense charges included $2.5 million of facilities and fixed assets charges related to streamlining facilities and discontinued products and $1.3 million of employee severance and related costs. Restructuring costs of $0.7 million incurred in the third quarter of 2018 were primarily related to the employee severance and related costs to a departed executive. Product portfolio reviews are complete as of the end of third quarter of 2018. The impacts of the decisions made in the portfolio reviews involve the use of certain estimates. Actual results could differ from those estimates and result in additional charges.
The following table presents the total expected restructuring costs as of December 30, 2017 (in thousands):

	Total Expected Costs for the Plan	Costs Recognized from inception of the plan through the Quarter ended Dec 30, 2017	Remaining Costs to be Recognized Subsequent to Dec 30, 2017
Employee severance and related personnel costs	$4,872	$4,872	$—
Site closure costs	1,714	1,714	—
Current asset impairments and other gross profit charges(1)	14,947	14,947	—
Non-current asset impairments	3,032	3,032	—
Other costs	239	239	—
Total	$24,804	$24,804	$—
(1) Current asset impairments include inventory charges recorded in cost of sales.
The following table presents the amounts payable related to the 2017 Corporate Restructuring (in thousands):

	Employee severance and related personnel costs	Site closure costs	Current asset impairments and other gross profit charges(1)	Non-current asset impairments	Other Costs	Total
Balance as of April 2, 2016	$—	$—	$—	$—	$—	$—
Costs incurred	3,588	888	1,669	1,376	66	7,587
Cash payments	(341)	—	—	—	(66)	(407)
Non-cash items	—	—	(1,669)	(1,376)	—	(3,045)
Balance as of April 1, 2017	$3,247	$888	$—	$—	$—	$4,135
Costs incurred	1,284	824	13,278	1,657	175	17,218
Cash (payments) receipts	(3,788)	(1,389)	(1,750)	32	(175)	(7,070)
Non-cash items	—	—	(10,876)	(1,689)	—	(12,565)
Balance as of December 30, 2017	$743	$323	$652	$—	$—	$1,718
(1) Asset and facilities costs include inventory charges recorded in cost of sales.
Other restructuring plans:
The Company's previously disclosed restructuring plans are largely complete. Net restructuring costs related to these plans were $0.4 million in 2018 and $0.4 million in 2017. Please see Note 26: Restructuring and Cost Management Plans to the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ending April 1, 2017. The amounts payable of $0.9 million at December 30, 2017 are expected to be future cash outflows, primarily relating to facility costs to be paid through the end of calendar 2018. The Company does not expect to incur additional expenses related to these plans.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring & cost management amounts payable as of April 2, 2016	$757
Cash payments and other adjustments	(297)
Costs incurred	401
Restructuring & cost management amounts payable as of April 1, 2017	861
Cash payments and other adjustments	(380)
Costs incurred	409
Restructuring & cost management amounts payable as of December 30, 2017	$890

Overall restructuring reserve:
As of December 30, 2017, and April 1, 2017, the amount of unpaid restructuring costs included in accrued liabilities on the Consolidated Balance Sheets were $2.6 million and $5.0 million, respectively. Included in the payable balance are amounts for severance and employee benefits, asset retirement obligation and net lease commitments.
18. Income Taxes
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the U.S. on December 22, 2017. The Tax Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate. The Company recognized the estimated effects of the changes in the tax rate and laws resulting from the Tax Act during the quarter ended December 31, 2017.
The Tax Act reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company’s federal statutory rate for the fiscal year ending March 31, 2018 is a blended rate based on the weighting of pre- and post-Tax Act rates and will be 21% for future fiscal years.
Deferred tax assets and liabilities are remeasured at the new rates; however, given a full valuation allowance against net deferred tax assets, the expense arising from the re-measurement of deferred tax assets and liabilities is fully offset by an equivalent adjustment to our existing valuation allowance, resulting in no net impact to tax expense.
The Tax Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. Based on the information available as of December 31, 2017, the Company estimated undistributed foreign earnings of approximately $43 million. The taxable income arising from this deemed repatriation is expected to be fully offset by the utilization of net operating loss carryforwards and other tax credits, offset by changes in the valuation allowance, resulting in no net impact to tax expense.
The Tax Act also includes a base erosion and anti-abuse tax (BEAT), applicable to corporations with annual gross receipts of at least $500M for the prior 3-years, which requires U.S. multinationals making “excessive” deductible payments to their foreign affiliates to pay a 10 percent tax on their income without those deductions, after a one-year, 5 percent transition rate. Further the Tax Act imposes a tax on global intangible low-taxed income (GILTI) on controlled foreign corporations’ aggregate net income over a 10% benchmark return on qualified business asset investment less interest expense. We have not evaluated the impacts of these provisions at this time nor have we elected whether to treat the impacts of GILTI as a period expense or as a deferred tax item.
We continue to evaluate the impact the new legislation will have on our financial position, results of operations, and cash flows. We expect additional technical guidance from the Department of Treasury, possibly up through the date of the Company’s tax return filings. Additionally, the FASB has proposed new accounting guidance regarding the treatment of the impact of the Tax Act on items recorded within accumulated other comprehensive income (loss), but this guidance has not been finalized. The Securities and Exchange Commission Staff Accounting Bulletin No. 118 allows the use of provisional amounts if accounting for the income tax effects of the Act has not been completed when the Company’s financial statements are issued. This measurement period may extend no longer than one year.
While we believe the net impact on the 2018 effective tax rate and tax expense is not material due to our existing net operating loss carryforwards and other tax credits, rule-making and the Company’s assessment remains ongoing. Therefore, the final impact of the Tax Reform may differ due to changes in interpretations, assumptions and that we are not able to fully quantify the impact on our financial position, results of operations, and cash flows at this time. Provisional amounts will be adjusted during the measurement period as accounting for the income tax effects of the Act is completed and the rules and technical guidance are finalized.

19. Earnings (Loss) Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per share:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share data)	Dec 30, 2017	Dec 31, 2016	Dec 30, 2017	Dec 31, 2016
Net income (loss)	$33,973	$(9,693)	$41,135	$(19,486)
Weighted average shares used for basic earnings per share	34,224	32,919	33,839	32,379
Incremental diluted shares	1,786	—	1,723	—
Weighted average shares used for diluted earnings per share	36,010	32,919	35,562	32,379
Net income (loss) per share:
Basic	$0.99	$(0.29)	$1.22	$(0.60)
Diluted	$0.94	$(0.29)	$1.16	$(0.60)
Awards of options, SARs and RSUs representing an additional 0.1 million and 2.8 million shares of stock for the third quarter of 2018 and 2017, respectively, and 0.4 million and 2.5 million shares of stock for the first three quarters of 2018 and 2017, respectively, were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
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
Based on closing working capital levels and other adjustments, the Company paid $2.0 million in cash and issued 603,939 shares of ESI common stock, valued at approximately $4.2 million. The value of the common stock was based on the closing price of stock on August 1, 2016. A portion of the shares issued in connection with the agreement were reserved in escrow to serve as a source of payment for any purchase price adjustments or indemnity claims by the Company. The sellers have contractually agreed to limitations on the sale of the shares of common stock they received in connection with the sale of Visicon; specifically, no shares could be sold for six months following closing, after which twenty-five percent of the shares become salable each quarter thereafter. The shares issued as a part of this merger represented a non-cash investing activity of $4.2 million.
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
Fiscal 2015
The Company acquired all of the outstanding shares of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin), a Chinese manufacturer of laser-based systems. In connection with this acquisition, the Company issued 145,442 shares and treated that as compensation to an employee of the Company who was previously an owner of Topwin. The compensation expense was recognized over the service period and from acquisition through the third quarter of fiscal 2018, the Company has recognized $1.7 million in share-based compensation expense related to this acquisition. Share-based compensation expense recognized in 2018 was $0.2 million, all incurred in the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes”, “expects”, “projects”, “anticipates,” “plan,” “continue,” “could,” “estimates,” “intends,” “should,” “will,” “may” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. Forward looking statements include any statements regarding anticipated sales, gross margins, our profitability in future periods, sources of our future revenue, the effect of new guidance on revenue recognition, the effect of our adoption of accounting pronouncements or standards, our ability to complete our corporate restructuring in a timely manner and implement our new functional structure, our expectation of restructuring costs, the expected benefits of our acquisition of Visicon, future impairment of goodwill, future anticipated net warranty costs, our products’ ability to satisfy the needs of manufacturers, our relationships with suppliers and customers, trends that drive increases in applications for laser processing, the size and growth of our markets, our growth of foreign operations, our intent to reinvest foreign earnings, the effect on our business of new United States tax legislation and any deemed repatriation of our foreign earnings, our customer concentrations, overseas production capabilities, our ability to maintain and expand our core technologies and product applications, the adequacy of our liquidity and financing, our ability to resolve legal proceedings, our expectation that we will invest in new product development and enhancements, and working capital requirements and resources. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements involve estimates, assumptions, risks, and uncertainties and are subject to an inherent risk that actual results may differ materially. Factors that may cause or contribute to differences include those discussed below in Item 1A Risk Factors.
Overview of Business
Electro Scientific Industries, Inc. and its subsidiaries (ESI, we, our, or the Company) is a leading supplier of innovative laser-based microfabrication solutions for industries reliant on microtechnologies. ESI enables its customers to commercialize technology using precision laser processes. ESI's solutions produce the industry's highest quality and throughput, and targets the lowest total cost of ownership. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Europe and North America.
Laser microfabrication is comprised of a set of precise micron-level processes, including drilling, scribing, dicing, singulation, cutting, ablating, trimming, and precision marking on multiple types of materials. These processes require application-specific laser systems that are able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems are utilized in the production of flexible and rigid printed circuit board (PCB), semiconductor devices, advanced semiconductor packaging, consumer electronics, electronic sensors, touch-panel glass, flat panel liquid crystal displays (LCDs), organic light emitting diode (OLEDs) displays applications within the automotive, aerospace, medical and display end markets as well as other high-value components and devices to enable functionality, increase performance and improve production yields.
Additionally, we produce high-capacity test and inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical and physical tolerances required to perform properly.
The third quarter of 2018 ended December 30, 2017, the second quarter of 2018 ended September 30, 2017, and the third quarter of 2017 ended December 31, 2016 were all 13-week periods. Similarly, the three quarters ended December 30, 2017 and the three quarters ended December 31, 2016 each consisted of 39-week periods.

Results of Operations

Third Quarter 2018 Highlights:

•
Orders at the highest level in over ten years in the third quarter of 2018 at $134.0 million, growing 204% over the third quarter of 2017. These levels are driven by orders for our laser drilling products, which more than quadrupled versus a year ago on demand from consumer electronics manufacturers. We believe these order levels reflect:

◦	An overall strong market environment

◦	Flexible PCB manufacturers ramping capacity due to unit growth of consumer electronics devices and more flexible circuit content per device

◦	Adoption of new materials and technologies driving incremental capacity

◦	Increased capacity spend by MLCC manufacturers driven by the strong global economy and the growth in consumer electronics, automotive and radio frequency (RF) end markets.

◦	A healthy semiconductor capital spending environment

•	Total net sales increased by 228% year-over-year to $110.8 million in the third quarter of 2018, due to order levels. Backlog increased by $27.6 million during the quarter to $146.2 million.

•
Operating expenses of $19.9 million decreased by $1.6 million year-over-year on lower costs due to the corporate restructuring announced in February 2017, partially offset by higher variable expenses related to higher revenues and improved profitability.

•	Net income was $0.94 per diluted share, compared to a loss of $0.29 per share a year ago, on higher sales and gross profit combined with lower operating expenses.

•	Operating cash flow was $15.1 million, compared to a cash use of $3.7 million in the third quarter of 2017, on higher net income offset by higher working capital that resulted from our revenue growth.

•	Laser ablation assets were sold for $3.0 million in cash.
Third Quarter 2018 Ended December 30, 2017 Compared to Third Quarter 2017 Ended December 31, 2016
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Dec 30, 2017	Dec 31, 2016
Net sales	100.0%	100.0%
Cost of sales	52.0	66.1
Gross profit	48.0	33.9
Selling, general and administrative	10.0	39.3
Research, development and engineering	7.4	23.3
Acquisition and integration costs	—	0.1
Restructuring costs	0.6	1.0
Operating income (loss)	30.0	(29.8)
Interest and other income, net	0.7	0.1
Total non-operating income	0.7	0.1
Income (loss) before income taxes	30.7	(29.7)
Provision for (benefit from) income taxes	—	(1.0)
Net income (loss)	30.7%	(28.7)%

Net Sales
The following table presents net sales information by product group:

	Fiscal quarter ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Printed Circuit Board	$83,799	75.6%	$15,987	47.3%
Component Test	7,473	6.8	5,407	16.0
Semiconductor	12,351	11.1	6,690	19.8
Industrial Machining	7,217	6.5	5,695	16.9
Net Sales	$110,840	100.0%	$33,779	100.0%
Net sales for the third quarter of 2018 of $110.8 million increased $77.1 million or 228% when compared to net sales for the third quarter of 2017.
Sales of products into the PCB market for the third quarter of 2018 increased $67.8 million or 424% compared to the third quarter of 2017. This was primarily driven by increased sales of our flex circuit drilling systems. The higher demand for flex drilling systems reflected a healthy market environment in 2018 compared to the very weak environment in the third quarter of 2017. The strong environment was driven by unit growth in consumer electronics and associated capacity additions plus new materials, technologies and applications that require increased levels of complex flexible circuits.
Sales of products into the Component Test market for the third quarter of 2018 increased $2.1 million or 38% compared to third quarter of 2017, primarily driven by increased use of MLCC components, particularly in consumer electronics and automotive applications, which require our tools for processing.
Sales of products into semiconductor applications for the third quarter of 2018 increased $5.7 million or 85% compared to the third quarter of 2017. This increase was primarily driven by sales of memory repair systems into the semiconductor industry, which had not occurred in the third quarter of 2017, customer acceptance which enabled revenue recognition on a unit of our new UltrusTM wafer scribing tool, as well as an increase in sales of our wafer mark and wafer trim products.
Sales of products into Industrial Machining applications for the third quarter of 2018 increased $1.5 million or 27% compared to the third quarter of 2017. This was primarily due to higher sales of our GarnetTM micromachining system into a PCB cutting application and increased service revenue.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$103,069	93.0%	$26,015	77.0%
Americas	2,431	2.2	6,210	18.4
Europe	5,340	4.8	1,554	4.6
Net Sales	$110,840	100.0%	$33,779	100.0%
Net sales to Asia increased by $77.1 million or 296% primarily due to higher sales of flex via drilling products. Net sales to Americas decreased due principally to lower sales of inspection products and laser ablation products. Europe sales increased due to higher wafer trim, circuit trim, and laser ablation product sales. We do not expect laser ablation sales to recur in the next quarters due to the sale of associated assets in the third quarter of 2018. Laser ablation comprised $1.0 million of current quarter sales and $1.9 million of prior year sales.

Gross Profit

	Fiscal quarter ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$53,156	48.0%	$11,448	33.9%
Gross profit was $53.2 million for the third quarter of 2018, an increase of $41.7 million compared to $11.4 million in the third quarter of 2017. The gross profit increase was primarily driven by higher net system sales, while the gross margin increase was primarily driven by favorable absorption of fixed costs on higher production volumes.
Operating Expenses

	Fiscal quarter ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$11,040	10.0%	$13,280	39.3%
Research, development and engineering	8,165	7.4	7,868	23.3
Restructuring costs	706	0.6	321	1.0
Acquisition and integration costs	—	—	31	0.1
Operating Expenses	$19,911	18.0%	$21,500	63.7%
Selling, general and administrative
Selling, general and administrative (SG&A) expenses primarily consist of labor and other employee-related expenses, including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the third quarter of 2018 decreased $2.2 million compared to the third quarter of 2017. The decrease was primarily due to lower labor and facilities costs resulting from our corporate restructuring, partially offset by increased variable expenses due to higher revenues and improved profitability.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses primarily comprise labor and other employee-related expenses, including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the third quarter of 2018 increased $0.3 million compared to the third quarter of 2017, primarily due to increased compensation costs related to improved financial performance and to a lesser extent to increased labor costs related to investment in new products.
Restructuring and cost management plans
In the fourth quarter of 2017, we initiated a restructuring plan to improve business effectiveness, streamline operations and achieve a stated target profit level for the Company as a whole. The restructuring plan was largely complete by the end of the second quarter of 2018. However, we incurred restructuring costs of $0.7 million in the third quarter of 2018, which were severance payments made to a departed executive. See Note 17: Restructuring and Cost Management Plans for further discussion.
Non-operating Income and Expense

	Fiscal quarter ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Non-Operating (Expense) Income	% of Net Sales	Non-Operating (Expense) Income	% of Net Sales
Interest and other income, net	$789	0.7%	$34	0.1%
Total non-operating income	$789	0.7%	$34	0.1%
Non-operating income, net, consists of interest income and expense, market gains and losses on non-operating assets, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment. Net non-operating income was $789 thousand in the third quarter of 2018 compared to income of $34 thousand in the third quarter of 2017. The increased income in the third quarter of 2018 was due primarily to a $0.9 million gain on the sale of our laser ablation assets partially offset by a $0.2 million charge taken as a result of a Value Added Tax (VAT) audit in Korea.
Income Taxes
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act. The primary impact of the new tax legislation on our financial statements was the recognition of a $935 thousand discrete benefit related to the Alternative Minimum Tax (AMT) credits becoming refundable and the associated release of the valuation allowance against those credits. We do not expect other material net impacts on the Company's tax provision or annual effective tax rate, as long as the Company has a full valuation allowance in place as the expense arising from the re-measurement of deferred tax assets and liabilities is fully offset by an equivalent adjustment to the existing valuation allowance. Further, as it relates to the one-time transition tax, taxes on income arising from the deemed repatriation of foreign income are fully offset by historical net operating losses and credits.

	Fiscal quarter ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Provision for (benefit from) income taxes	$61	0.2%	$(325)	3.2%
The income tax provision for the third quarter of 2018 was $61 thousand on pretax income of $34.0 million for an effective tax rate of 0.2% and reflects increased foreign taxes related to higher profits largely offset by the discrete benefit described above. For the third quarter of 2017, the income tax benefit was $325 thousand on pretax loss of $10.0 million, for an effective tax rate of 3.2%. The 2017 benefit reflects a $0.4 million release of a previously unrecognized tax benefit resulting from the expiration of statute of limitation. The provision for taxes has not increased in proportion to the increase in pretax income due to the utilization of historical net operating losses currently subject to a valuation allowance and the mix of income subject to beneficial tax rates in certain jurisdictions.
Due to a history of losses, as of December 30, 2017, we maintain a full valuation allowance on our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Earnings in the third quarter of 2018 resulted in the utilization of a portion of our accumulated net operating loss carry-forwards. Given our current earnings levels and anticipated future earnings, we believe that there is a reasonable possibility that we will continue to utilize these tax assets, and within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
Three Quarters Ended December 30, 2017 Compared to Three Quarters Ended December 31, 2016
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Three fiscal quarters ended
	Dec 30, 2017	Dec 31, 2016
Net sales	100.0%	100.0%
Cost of sales	58.3	61.1
Gross profit	41.7	38.9
Selling, general and administrative	13.9	35.0
Research, development and engineering	10.0	20.9
Acquisition and integration costs	—	0.3
Restructuring costs	1.6	0.3
Operating income (loss)	16.2	(17.7)
Interest and other income, net	0.1	0.1
Total non-operating income	0.1	0.1
Income (loss) before income taxes	16.3	(17.5)
Provision for (benefit from) income taxes	0.2	—
Net income (loss)	16.2%	(17.5)%

Net Sales
The following table presents net sales information by product group:

	Three fiscal quarters ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Printed Circuit Board	$179,658	70.6%	$60,432	54.4%
Component Test	23,331	9.2	14,999	13.5
Semiconductor	31,116	12.2	21,521	19.4
Industrial Machining	20,386	8.0%	14,153	12.7%
Net Sales	$254,491	100.0%	$111,105	100.0%
Net sales for the first three quarters of 2018 increased $143.4 million or 129% from net sales for the first three quarters of 2017.
Sales of products into the PCB market for the first three quarters of 2018 increased $119.2 million or 197% compared to the first three quarters of 2017. This increase was primarily driven by increased demand for our flex drilling systems. The higher demand for flex drilling systems reflected a healthy manufacturing environment, as well as strong technology and market drivers, primarily in consumer electronics, compared to the unusually weak environment in the first three quarters of 2017.
Sales of products into the Component Test market for the first three quarters of 2018 increased $8.3 million or 56% compared to the first three quarters of 2017, primarily driven by stronger capacity buying by MLCC manufacturers, particularly for consumer electronics and automotive applications.
Sales of products into semiconductor applications for the first three quarters of 2018 increased $9.6 million or 45% compared to the first three quarters of 2017. The increase was primarily driven by higher sales of memory repair systems in 2018 compared to 2017, reflecting strength in the memory semiconductor market, and increased sales of semiconductor trim products. 2018 sales also included a unit of our new UltrusTM wafer scribing tool, which received customer acceptance in the third quarter.
Sales of products into Industrial Machining applications for the first three quarters of 2018 increased $6.2 million or 44% compared to the first three quarters of 2017. This was primarily due to higher GarnetTM system sales into industrial and PCB applications, and increased service revenue.
The following table presents net sales information by geographic region:

	Three fiscal quarters ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$233,685	91.8%	$92,184	83.0%
Americas	9,537	3.7	11,464	10.3
Europe	11,269	4.4	7,457	6.7
Net Sales	$254,491	100.0%	$111,105	100.0%
Net sales in Asia increased to $233.7 million in the first three quarters of 2018, an increase of $141.5 million compared to $92.2 million in the first three quarters of 2017 primarily due to higher flex via drilling sales, but also due to higher sales of our MLCC test systems. Americas sales were $9.5 million in the first three quarters of 2018, a decrease of $1.9 million compared to $11.5 million in the first three quarters of 2017. This was primarily due to 2017 sales of our CornerStoneTM system which did not repeat in 2018, as we have discontinued selling the CornerStoneTM system in the first quarter of 2018.

Gross Profit

	Three fiscal quarters ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$106,108	41.7%	$43,236	38.9%
Gross profit was $106.1 million for the first three quarters of 2018, an increase of $62.9 million compared to the first three quarters of 2017. Gross profit increased primarily due to higher net sales and production volumes. Gross margin was 41.7% and 38.9% for the first three quarters of 2018 and 2017, respectively. Gross margins in 2018 benefited from favorable absorption of fixed costs due to higher production volumes, partially offset by $13.3 million of charges for the impairment of inventory and other assets related to discontinued products, as a result of our portfolio review and streamlining process.
Operating Expenses

	Three fiscal quarters ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$35,496	13.9%	$38,917	35.0%
Research, development and engineering	25,373	10.0	23,258	20.9
Restructuring costs	4,079	1.6	321	0.3
Acquisition and integration costs	—	—	366	0.3
Operating Expenses	$64,948	25.5%	$62,862	56.6%
Selling, general and administrative
SG&A expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the first three quarters of 2018 decreased $3.4 million compared to the first three quarters of 2017. This decrease primarily relates to lower labor-related expenses resulting from our corporate restructuring. The $4.5 million decrease in labor expense was partially offset by an increase in variable compensation expenses.
Research, Development and Engineering
RD&E expenses primarily comprise labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first three quarters of 2018 increased $2.1 million compared to the first three quarters of 2017. This increase was primarily driven by an increase in variable compensation expense.
Acquisition and Integration Costs
Acquisition and integration costs in 2017 consisted mainly of consulting, legal and travel expenses associated with the acquisition and integration of Visicon, which was acquired on August 1, 2016 (see Note 20: Business Acquisitions). The Visicon acquisition charges were partially offset by $0.2 million of escrow cash settlement related to our Topwin acquisition in 2015, received in the second quarter of 2017.
Restructuring Costs
In the fourth quarter of 2017, we initiated a restructuring plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs of $4.1 million incurred in the first three quarters of 2018 primarily consisted of $1.7 million of fixed asset write-offs, $0.8 million of facilities lease obligations, and $1.4 million of severance and related benefits charges. See Note 17: Restructuring and Cost Management Plans for further discussion.
Non-operating Income and Expense
Non-operating income and expense, net, consists of interest income and expense, market gains and losses on assets held in employees’ deferred compensation accounts, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment.

Non-operating income and expense were as follows:

	Three fiscal quarters ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Non-Operating (Expense) Income	% of Net Sales	Non-Operating (Expense) Income	% of Net Sales
Interest and other income, net	$376	0.1%	$162	0.1%
Total non-operating income	$376	0.1%	$162	0.1%
Interest and other income (expense), net
Net interest and other (expense) income, net, was income of $376 thousand in the first three quarters of 2018 compared to income of $162 thousand in the first three quarters of 2017. The change in non-operating income was primarily due to the $0.9 million gain recorded in the third quarter of 2018 for the sale of the laser ablation assets, partially offset by a $0.4 million charge related to a VAT audit in Korea and higher interest expense due to our facilities loan in 2018 as compared to 2017.
Income Taxes
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act. The primary impact of the new tax legislation on our financial statements was the recognition of a $935 thousand discrete benefit related to the Alternative Minimum Tax (AMT) credits becoming refundable and the associated release of the valuation allowance against those credits. We do not expect other material net impacts on the Company's tax provision or annual effective tax rate, as long as the Company has a full valuation allowance in place as the expense arising from the re-measurement of deferred tax assets and liabilities is fully offset by an equivalent adjustment to the existing valuation allowance. Further, as it relates to the one-time transition tax, taxes on income arising from the deemed repatriation of foreign income are fully offset by historical net operating losses and credits.

	Three fiscal quarters ended
	Dec 30, 2017		Dec 31, 2016
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for (benefit from) income taxes	$401	1.0%	$22	(0.1)%
The income tax provision for the first three quarters of 2018 was $401 thousand on pretax income of $41.5 million, an effective tax rate of 1.0%, reflecting increased foreign taxes related to higher profits largely offset by the discrete benefit described above. For the first three quarters of 2017, the income tax provision was $22 thousand on pretax loss of $19.5 million, an effective rate of (0.1)%. The 2017 provision reflects a $0.4 million release of a previously unrecognized tax benefit resulting from the expiration of statute of limitation. The provision for taxes has not increased in proportion to the increase in pretax income due to the utilization of historical net operating losses currently subject to a valuation allowance and the mix of income subject to beneficial tax rates in certain jurisdictions.
Due to a history of losses, as of December 30, 2017, we maintain a full valuation allowance on our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Year to date earnings in the first three quarters of 2018 resulted in the utilization of a portion of our accumulated net operating loss carry-forwards. Given our current earnings levels and anticipated future earnings, we believe that there is a reasonable possibility that we will continue to utilize these tax assets and, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
Financial Condition and Liquidity
At December 30, 2017, our principal sources of liquidity were cash and cash equivalents of $62.3 million, short-term investments of $36.8 million, current accounts receivable of $75.7 million and up to $30.0 million from our credit facility (see Note 11. Revolving Credit Facility) for a total of $204.8 million, as compared to $132.9 million at April 2, 2017 and $108.8 million at December 31, 2016. At December 30, 2017, we had a current ratio of 2.86 with long-term debt outstanding of $12.9 million (see Note 10. Long-term Debt). Working capital of $169.2 million increased $53.6 million compared to the April 1, 2017 balance of $115.6 million, driven primarily by higher current asset due to improved business levels.

Sources and Uses of Cash
Net cash provided by operating activities of $40.8 million for the three quarters ended December 30, 2017 was primarily a result of $41.1 million in net income, non-cash adjustments of $23.7 million, and an increase in accounts payable and accrued liabilities of $37.0 million. The increase in accrued liabilities consisted primarily of $10.2 million in customer deposits and $6.5 million in payroll-related liabilities. These were partially offset by an increase in trade receivables by $35.3 million and inventories by $24.4 million.
For the three quarters ended December 30, 2017, net cash used in investing activities was $36.4 million, primarily due to $31.6 million of net purchases of investments. For the three quarters ended December 30, 2017, net cash provided by financing activities of $0.6 million related primarily to issuances from employee stock plans, net of payments of associated withholding taxes.
The Company has a loan agreement with First Technology Federal Credit Union that provides for a ten-year term loan with a principal amount of $14 million and with an interest rate fixed at 4.75% per annum, which will come due January 1, 2027. The Company is required to maintain certain deposits with the Lender through March 31, 2019, at which point the restriction will be removed as long as we are in compliance with certain minimum covenants. At December 30, 2017, restricted cash associated with this requirement was $1.1 million.
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
As a result of our restructuring activities, we expect to pay certain cash payments through the end of calendar 2018 (see 17. Restructuring and Cost Management Plans).
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business depends upon the capital equipment expenditures of manufacturers of microelectronics, PCB’s, semiconductors, computers, wireless communications and other electronic products. The capital equipment market for the production of those products has historically been characterized by cyclical variations in capital equipment supply and demand. These sometimes sudden and severe cycles may result from a number of factors, including overall consumer and industrial spending and demand for electronic products that drive manufacturer production, as well as their capacity utilization, timing of new product introductions and demand for customers’ products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult to predict. As a result, our business can vary significantly from quarter to quarter or year to year, as evidenced, for example, by the recent third quarter of 2018 compared to the third quarter of 2017.
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
Because our revenues largely depend on few customers, we have a greater degree of risk if we lose one of those customers or fail to win on new product designs.
We depend on a few significant customers for a large portion of our revenues. Our top ten customers accounted for approximately 47% of total net sales in 2017 and in the third quarter of 2018 they accounted for approximately 78% of total net sales. In the third quarter of 2018, one customer accounted for approximately 51% of our total quarterly net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single major customer. Also, our level of sales to several of our top customers depends on our winning new designs and features each product cycle, and there is no guarantee of future business based on past design wins. Furthermore, none of our customers have any long-term obligation to continue to buy our products or services and may therefore delay, reduce or cease ordering our products or services at any time. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. If we lose any of our significant customers, including as a result of any shipment delays due to heightened production levels, or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected.
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
To meet rapid changes in demand, such as we have experienced recently, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions and effectively manage our supply chain. Our ability to timely and effectively reduce our costs in response to rapid downturns is limited by the fixed nature of many of our expenses in the near term, by our need to continue investing in product technology and support and service our products, and by our need to have sufficient production capacity and supply available to respond to sudden increases in demand. Conversely, when upturns occur, we may have difficulty rapidly and effectively increasing our manufacturing capacity or procuring sufficient materials to meet sudden increases in customer demand, which could result in shipping delays or the loss of business to our competitors and harm to our relationships with our customers. If we are not able to timely and cost effectively adapt to changes in our business environment, our business, financial condition or results of operations may be materially and adversely affected.
Our reliance on critical suppliers for key components could lead to production and service interruptions and shortages.
We use a wide range of components from numerous suppliers in the manufacturing of our products, including custom electronic, laser, optical and mechanical components. We generally do not have guaranteed supply arrangements with our suppliers. We seek to reduce the risk of production and service interruptions and shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. However, some key parts are available only from a single supplier or a limited group of suppliers in the short term. In addition, some of the lasers we use in our products are difficult to manufacture, and as a result we may not receive an adequate supply of lasers in a timely fashion to fill orders. Operations at our suppliers’ facilities are subject to disruption or discontinuation for a variety of reasons, including changes in business relationships, competition, financial difficulties, work stoppages, fire, natural disasters, customer prioritization, component end of life decisions or other causes. Any such disruption or discontinuation to our suppliers’ operations could interrupt or reduce our manufacturing activities and delay delivery of our products, any or all of which could materially and adversely affect our results of operations. This risk is particularly acute when we rely on a single or a limited group of suppliers. In addition, during periods of increased demand for our products, there is a heightened risk that one or more of our suppliers may not meet our increased demand requirements, adversely affecting our ability to fulfill orders and win business with our customers.
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
Furthermore, the accounting for an acquisition could result in significant charges resulting from amortization or write-off of intangible assets and goodwill we acquire. Our inability to effectively manage these risks or lower levels of revenue, profitability or cash flows for acquired businesses and assets could result in our inability to realize the anticipated benefits of an acquisition on a timely basis, or at all, and materially and adversely affect our business, financial condition and results of operations. In addition, all acquisition transaction costs must be expensed as incurred rather than capitalized, which may have a material adverse effect on our results of operations. For example, in the fourth quarter of 2017 we recognized an impairment charge of $9 million related to goodwill and acquired intangibles.

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
In February 2016, we announced a reorganization and restructuring, which resulted in site closures in Montreal, Canada, Napa and Sunnyvale, California, and reductions in headcount in all functions and geographies. Additionally, we have replaced key executives. These events may adversely disrupt operating activities, may negatively affect employee morale and loyalty, and may make it more difficult to retain or rehire key personnel.
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
Our tax liabilities may fluctuate from one period to the next because we operate in numerous tax jurisdictions with a broad range of income tax rates and regulations. Further, we are also periodically under audit by United States and foreign tax authorities and may have exposure to additional tax liabilities as a result. Although we believe our tax estimates are reasonable, the final outcome of tax audits and the impact of changes in tax laws or the interpretation of tax laws could result in material differences from what is reflected in historical income tax accruals. If additional taxes are assessed as a result of an examination, a material effect on our financial results, tax positions or cash flows could occur in the period or periods in which the determination is made. For example, in 2018 we recorded an expense of $1.7 million for a value added tax and duty audit by the South Korean government. This audit is ongoing as of the third quarter of 2018.
We benefit from a tax incentive program in Singapore pursuant to which we paid no Singapore income tax with respect to our manufacturing income. The incentive period ends June 30, 2021 and is conditioned on achieving certain business and investment levels. If we do not achieve these criteria, we may lose the incentive benefits. We are subject to laws in various jurisdictions related to export/import compliance. Failure to comply or inconsistency in application could have an adverse impact on our ability to timely serve customers and/or results from operations.
We have tax losses and tax credits with remaining lives between 5 and 20 years. Due to a history of losses, as of December 30, 2017, we maintain a full valuation allowance on our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Given our current earnings levels and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to the levels of profitability that we are able to actually achieve and the weight of positive and negative evidence regarding the potential realizability of the deferred balances.
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the U.S. on December 22, 2017. We continue to evaluate the impact the new legislation will have on the Condensed Consolidated Financial Statements. While not limited to the following, we believe the following risks exist:

–
Rule-making and additional technical guidance from the Department of Treasury, the FASB, and other relevant rule-making bodies continues to evolve and is likely to impact the treatment of the impact of the Tax Act.

–
The Company’s assessment remains ongoing; therefore, the final impact of the Tax Reform may differ due to changes in interpretations, assumptions and we are not able to fully quantify the impact on the Condensed Consolidated Financial Statements at this time.

–	Reaction to the new regulations by states and international trading partners is not yet clear, and could have a material impact on our business and results from operations.
The change in statutory tax rates in the U.S. also impacts the gross values of the deferred tax assets before consideration of the valuation allowance, and assuming a release of the valuation allowance in the future, or utilization of these tax assets, the associated assets would be realized at the new, lower rate.
Risks Related to Financial Matters
If we cannot meet our liquidity needs, we may not have sufficient working capital to continue our business operations.
We may require greater working capital to operate than similar size businesses in many other industries. At December 30, 2017, we had working capital of $169.2 million, including $99.1 million in cash, cash equivalents and short-term investments. Our operating cash flows were negative for most quarters since September 2013. If we have continued decreases in cash, increases in production levels, an increase in slow-moving or obsolete inventory, or a combination of these circumstances, among others, we may need additional working capital for receivables and inventory. In addition, most of our contracts to acquire inventory represent purchase commitments. As a result, if we experience lower than anticipated demand for our products, in many cases we could not avoid the cost of purchasing the associated inventory.

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
In the fourth quarter of 2017, we incurred $14.0 million of long-term indebtedness. This indebtedness is secured by our headquarters in Portland, Oregon. We also have a credit facility under which we may borrow up to a maximum of $30 million, subject to meeting certain availability requirements. This credit facility is secured by our non-real estate assets and nothing was outstanding under this agreement at December 30, 2017. We are required to comply with certain financial covenants under the debt agreements, including maintaining a certain level of earnings, a stated debt service coverage ratio and a specified level of certain types of liquid assets, as well as limiting our discretion to make capital expenditures or acquisitions. If we are unable to comply with the covenants in our debt agreements or make payments when due and the lender declares an event of default, the outstanding indebtedness would likely be immediately due and owing and the lenders could foreclose upon the collateral securing the debt.
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
Impairment of Goodwill, Intangible and Long-Lived Assets
We held a total of $5.5 million in acquired intangible assets, net of accumulated amortization, and $2.6 million in goodwill at December 30, 2017. Consistent with the impairment recognized in the fourth quarter of 2017, events may occur or circumstances change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the reporting unit, which could result in a further write-down of the fair-value of our assets. For example, the performance of our Topwin reporting unit did not meet expectations and, as a result, an impairment of goodwill and intangibles associated with that reporting unit was triggered in 2017, impacting consolidated earnings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.
Item 6. Exhibits
This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K, filed on June 15, 2010.
3.2	2009 Amended and Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 26, 2015
10.1	Separation and Release Agreement, dated December 23, 2017, between the Company and Paul Oldham.
10.2	Form of Change in Control Agreement with the Company’s executive officers other than the Chief Executive Officer.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	February 6, 2018	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Michael D. Burger
Michael D. Burger
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Allen Muhich
Allen Muhich
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)