Form 10-Q
period 2018-06-30
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2018-08-07
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2018 was 34,137,898 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
2019 FORM 10-Q QUARTERLY REPORT

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Jun 30, 2018	Mar 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$74,854	$76,792
Short-term investments	55,026	47,121
Trade receivables, net of allowances of $190 and $832	80,525	63,044
Inventories, net	94,265	87,686
Shipped systems pending acceptance	1,937	4,734
Other current assets	5,041	5,493
Total current assets	311,648	284,870
Non-current assets:
Property, plant and equipment (PP&E), net of accumulated depreciation of $84,421 and $83,159	22,870	22,025
Deferred income taxes, net	43,637	43,518
Goodwill	2,626	2,626
Acquired intangible assets, net of accumulated amortization of $23,123 and $22,766	4,812	5,169
Other assets	11,110	14,780
Total assets	$396,703	$372,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,616	$37,354
Accrued liabilities	32,193	34,533
Deferred revenue	9,026	9,818
Total current liabilities	73,835	81,705
Non-current liabilities:
Long-term debt	12,659	12,766
Income taxes payable	2,345	1,901
Other liabilities	10,614	10,258
Total liabilities	99,453	106,630
Commitments and contingencies (See Note 11: Commitments and Contingencies)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 34,525 and 34,387 issued and outstanding	211,766	210,995
Retained earnings	86,000	54,816
Accumulated other comprehensive (loss) income	(516)	547
Total shareholders’ equity	297,250	266,358
Total liabilities and shareholders’ equity	$396,703	$372,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	Jun 30, 2018	Jul 1, 2017
Net sales:
Systems	$96,857	$62,093
Services	13,767	10,591
Total net sales	110,624	72,684
Cost of sales:
Systems	50,094	41,426
Services	7,332	4,838
Total cost of sales	57,426	46,264
Gross profit	53,198	26,420
Operating expenses:
Selling, general and administrative	10,130	12,808
Research, development and engineering	10,059	8,934
Restructuring costs	—	1,211
Total operating expenses	20,189	22,953
Operating income	33,009	3,467
Non-operating income (expense):
Interest and other income (expense), net	452	(184)
Total non-operating income (expense)	452	(184)
Income before income taxes	33,461	3,283
Provision for income taxes	2,318	381
Net income	$31,143	$2,902
Net income per share - basic	$0.90	$0.09
Net income per share - diluted	$0.87	$0.08
Weighted average number of shares - basic	34,459	33,432
Weighted average number of shares - diluted	35,924	34,321
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Fiscal quarter ended
(In thousands)	Jun 30, 2018	Jul 1, 2017
Net income	$31,143	$2,902
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes of $144 and $0	(1,084)	208
Other comprehensive income related to benefit plan obligation, net of taxes of $(2) and $(2)	4	4
Net unrealized loss on available-for-sale securities, net of taxes of $(5) and $0	17	(1)
Other comprehensive (loss) income:	(1,063)	211
Comprehensive income	$30,080	$3,113
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Fiscal quarter ended
(In thousands)	Jun 30, 2018	Jul 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,143	$2,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including acquired intangible amortization	1,885	2,145
Share-based compensation expense	1,499	1,463
(Recovery of) provision for doubtful accounts	(219)	297
Decrease in deferred income taxes	(41)	(73)
Impairment of inventory	—	6,354
Other adjustments	501	—
Changes in operating accounts, net of acquisitions:
Increase in trade receivables, net	(18,181)	(8,582)
Increase in inventories	(6,479)	(3,564)
(Decrease) increase in accounts payable and accrued liabilities	(3,659)	6,448
(Decrease) increase in deferred revenue	(739)	122
Decrease (increase) in shipped systems pending acceptance	2,797	(944)
Decrease in other current assets	1,262	863
Net cash provided by operating activities	9,769	7,431
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(30,260)	(9,239)
Proceeds from sales and maturities of investments	22,090	4,949
Purchase of property, plant and equipment	(2,694)	(448)
Proceeds from sale of property, plant and equipment	4	33
Decrease (increase) in other assets	944	(84)
Net cash used in investing activities	(9,916)	(4,789)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(110)	(105)
Payment of withholding taxes on stock-based compensation	(788)	(739)
Proceeds from issuance of common stock	58	338
Net cash used in financing activities	(840)	(506)
Effect of exchange rate changes on cash	(947)	135
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,934)	2,271
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	77,885	57,732
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$75,951	$60,003
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(161)	$(166)
Cash paid for income taxes	(617)	(349)
Income tax refunds received	—	38
Net (decrease) increase in PP&E and other assets related to transfers from inventory	(673)	(1,301)
Non-cash additions to PP&E	1,223	61
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted in these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Annual Report of Electro Scientific Industries, Inc. (the Company) on Form 10-K for its fiscal year ended March 31, 2018. These interim statements include all adjustments (consisting of only normal recurring adjustments and accruals) necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results of operations for the entire year.
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
All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted. The fiscal quarters ended June 30, 2018 and July 1, 2017 each consisted of 13-week periods.

Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Other current assets on our balance sheet. The following table provides a summary of the Company's cash, cash equivalents, and restricted cash position:

(In thousands)	Jun 30, 2018	Mar 31, 2018	Jul 1, 2017
Cash and cash equivalents	$74,854	$76,792	$58,909
Restricted cash included in other current assets	1,097	—	—
Restricted cash included in other long-term assets	—	1,093	1,094
Total cash, cash equivalents and restricted cash	$75,951	$77,885	$60,003
Changes to Significant Accounting Policies
The only significant changes to the Company's significant accounting policies from those presented in Note 2: Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 2018 were due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, "Revenue from Contracts with Customers". Changes to associated accounting policies are summarized below.
Accounts Receivable and Allowance for Doubtful Accounts
Trade receivables are stated at the amount the Company has an unconditional right to bill and generally do not bear interest, net of any estimated allowance for doubtful accounts. The Company establishes and monitors the collectability of amounts due from customers and sets appropriate credit limits based on an evaluation of the financial condition of customers and other relevant factors, including but not limited to obtaining credit ratings and customers' financial statements. With certain customers, letters of credit are obtained to mitigate credit risk. Subsequent to entering into a contract, if it is determined or expected that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for bad debt is recorded to reduce the related receivable to the amount expected to be recovered. Bad debts are historically insignificant for the Company, and allowances for doubtful accounts are established based on actual experience.
Unbilled receivables arise when the Company has performed services and earned amounts related to a customer contract, but has not yet billed those amounts. Unbilled receivables were $1.2 million at Jun 30, 2018 and are included as a component of Trade receivables, net of allowances balance on the Condensed Consolidated Balance Sheets.
Shipped Systems Pending Acceptance
Shipped systems pending acceptance represent deferred costs of sales related to systems shipped to the customer, but where revenue has been deferred pending the customer's final acceptance. These contracts also generally result in a deferred revenue contract liability. Once the criteria for revenue recognition have been met for these contracts, the deferred costs are recognized as a cost of sales together with the associated revenue.
Contract Assets and Liabilities Arising from Contracts with Customers
Customer deposits (see Note 6: Accrued Liabilities) are a contract liability representing amounts collected from customers prior to any performance of the contract on the part of the Company. Customer deposits are included as a component of Accrued liabilities on our balance sheet.
Deferred revenues (see Note 8: Deferred Revenue) are a contract liability representing the amount of billings for contracts where the Company has an unconditional right to consideration, in excess of revenues recognized and amounts received. The value of customer deposits and deferred revenues will increase or decrease based on the timing of invoices and recognition of revenue.
Revenue Recognition
The Company recognizes revenue according to the five steps required by ASC 606; (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to performance obligations in the contract, and (5) recognizing revenue when (or as) the Company satisfies a performance obligation.
The Company's revenue streams primarily come from two sources, systems sales and service sales.

Systems Revenues: The Company sells high-value capital equipment to customers and these system sales generally include the base system, supporting components (such as input devices and related tooling), and a standard warranty. The performance obligations related to system sales are generally satisfied at a point-in-time upon transfer of control. Transfer of control is determined with consideration of commercial and billing terms, physical movement, transfer of the risks and rewards of ownership, transfer of title, and customer acceptance or a track record of acceptance and any other relevant factors. If the Company has a demonstrable track record of acceptance for a system sold, the Company deems transfer of control to have occurred in accordance with commercial terms, even if customer acceptance has not been received, as the acceptance is a formality and is not considered substantive. Payment on system sales is generally due within 90 days of shipment or less. Standard warranties on systems are assurance-type warranties and are recorded as a liability at the time of shipment (see Note 7: Product Warranty).
Service Revenues: The Company offers additional services directly associated with the capital equipment it sells. These are generally in two major categories: (1) service contracts, which are generally recognized over time, and (2) point-in-time services. Service contracts recognized over time include extended service contracts (labor and materials), consumables and materials contracts, and labor-only contracts. Most service contracts recognized over time have a stated contract period and revenue is recognized over that period. Certain contracts may be consumption-based, in which case the revenue is recognized ratably in relation to the associated consumption. Service contracts are generally billed and are due in advance of the service period. Point-in-time services include spare parts sales, labor, trouble-shooting services, and similar items, and these are recognized at a point in time upon shipment or transfer of control, and are generally billed concurrent with recognition. Standard warranties on parts are assurance-type warranties and are recorded as a liability at the time of shipment (see Note 7: Product Warranty).
The Company must make various judgments and estimates that vary in level of significance and subjectivity when recognizing revenue. The primary judgments include an evaluation of any credit risk, as described in our policy on accounts receivable, the identification of variable consideration in the contract, the determination of performance obligations in a contract, the determination of standalone selling prices for performance obligations, and the determination of when performance obligations are fulfilled.
Generally, our revenue streams are subject to little variable consideration as we have minimal historical or expected future returns or other adjustments to selling price. Accordingly, standalone selling price is used to determine how to allocate the overall transaction price for a contract. Standalone selling price is based on historical transactions where available and relevant, and when not available, on a method that maximizes the use of observable inputs, which is generally a cost plus reasonable margin approach. Performance obligations are typically documented and evident from our contracts with customers and the associated triggers for transfer of control are generally objective as they are based on attributes such as shipment, customer acceptance, and other similar criteria. From time to time, however, the Company must exercise judgment to determine if transfer of control has occurred based on criteria such as whether a track record of acceptance has been established and acceptance terms are substantive, whether the risks and rewards of ownership have been transferred, or whether there are other facts and circumstances that could impact the timing and amount of revenue recognized. These judgmental determinations are made based on a weighting of all available evidence.
Revenues associated with sales to customers under local contracts in Japan are typically recognized upon title transfer, which generally occurs upon customer acceptance.
Revenues are recorded net of taxes collected from customers, which are subsequently submitted to governmental authorities.
Practical Expedients Related to Revenue Recognition
For contracts with customers which have a duration of less than 12 months, the Company has elected the practical expedient to recognize commission costs when incurred, as the amortization period would generally be one year or less. Commissions associated with contracts with a duration over 12 months are immaterial. Commission costs are recorded as a component of Selling, general and administrative expenses.
As the Company's contracts with customers generally have a duration of less than 12 months, and for certain contracts with a duration over 12 months, a right to payment exists as services are performed, the Company has elected to not disclose the remaining performance obligations for those contracts. For contracts where the Company has a right to consideration from a customer in an amount that corresponds directly to the services delivered to-date and for which the Company has a right to invoice, the Company recognizes revenue for the services rendered.

The Company's contracts are generally not paid more than 12 months in advance or more than 12 months after delivery and therefore do not typically have a significant financing element. Accordingly, the Company has elected to not assess whether a contract has a significant financing component in performing the revenue assessment.

For contracts where control transfers prior to delivery, the Company accounts for shipping and handling costs as a fulfillment cost and not as a performance obligation for revenue recognition purposes.
2. Recent Accounting Pronouncements
Adopted accounting pronouncements:
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in response the enactment of the Tax Cuts and Jobs Act and the subsequent questions and concerns of stakeholders regarding how to apply the changes to the income tax effects of deferred tax assets and liabilities sitting in accumulated other comprehensive income. The guidance eliminates the resulting stranded tax effects and improves the usefulness of the information reported to users of the financial statements. ASU 2018-02 was effective for the Company as of April 1, 2018, the beginning of fiscal 2019. Adopting ASU 2018-02 has not had a material effect on the Company's inventory valuation.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards, specifically an entity would not apply modification accounting under ASC 718 if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 was effective for the Company as of April 1, 2018, the beginning of fiscal 2019. The adoption of ASU 2017-09 has not had a material effect on the Company's financial position, results of operations or cash flows, nor does the Company expect the ASU to have a material effect in the future.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. ASU 2017-09 was effective for the Company as of April 1, 2018, the beginning of fiscal 2019. The adoption of ASU 2016-16 has not had a material effect on the Company's financial position, results of operations or cash flows.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to disaggregate the current-service-cost component from other components of net benefit cost and provides specific guidance for presentation in the income statement. ASU 2017-07 was effective for the Company as of April 1, 2018, the beginning of fiscal 2019. The adoption of ASU 2017-07 has not had a material effect on the Company's financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that the Company expects to be entitled to for those goods or services. The FASB has continued to issue ASU topics to further clarify ASU 2014-09. These have included ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20. The new standards were effective for the Company as of April 1, 2018, the beginning of fiscal 2019.
The Company elected the modified retrospective approach as its transition method. The new standard resulted in an immaterial change to revenue recognition related to system sales and service contracts, the Company's major revenue streams. The cumulative effect of the changes made to our consolidated balance sheet as of April 1, 2018 related to the adoption of ASC 606 for contracts not completed at the date of adoption were as follows:

(In thousands)	Mar 31, 2018	Adjustments	Apr 1, 2018
ASSETS
Non-current assets:
Deferred income taxes, net	$43,518	$(12)	$43,506
Total assets	$372,988	$(12)	$372,976
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Deferred revenue	$9,818	$(52)	$9,766
Total current liabilities	81,705	(52)	81,653
Total liabilities	106,630	(52)	106,578
Shareholders’ equity:
Retained earnings	54,816	40	54,856
Total shareholders’ equity	266,358	40	266,398
Total liabilities and shareholders’ equity	$372,988	$(12)	$372,976
The adoption of ASC 606 did not have a material impact on the Company's financial position, results of operations or cash flows for the first quarter of 2019. Additionally, we do not expect the adoption of the standard to have a material impact to our financial position on an ongoing basis.
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
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The FASB has issued ASU 2018-11 to clarify ASU 2016-02 comparative reporting requirements for initial adoption. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, which would be the Company's fiscal year ending March 28, 2020. The Company is still evaluating any potential impact that adoption of ASU 2016-02 may have on its financial position, results of operations or cash flows. The Company is in the preliminary scoping phase of implementation and is currently identifying the impacted leases and preparing to perform initial quantification of the potential impacts. The Company has charted a plan to develop and implement any associated business processes, as well as perform applicable accounting and reporting evaluations in advance of the effective date of the standard.
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
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and March 31, 2018 was as follows (in thousands):

June 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$41,055	$—	$—	$41,055
Commercial paper	—	6,991	—	6,991
Corporate Bonds	—	1,000	—	1,000
Total cash equivalents	$41,055	$7,991	$—	$49,046
Short term investments - available for sale:
U.S. treasury fund	$10,481	$—	$—	$10,481
Commercial paper	—	34,041	—	34,041
Corporate bonds	—	10,504	—	10,504
Total short-term investments - available for sale	$10,481	$44,545	$—	$55,026
Forward purchase or sale contracts:
Japanese Yen	$—	$66	$—	$66
New Taiwan Dollar	—	(57)	—	(57)
Korean Won	—	(94)	—	(94)
Euro	—	3	—	3
British Pound	—	(29)	—	(29)
Chinese Renminbi	—	(91)	—	(91)
Singapore Dollar	—	6	—	6
Total forward contracts	$—	$(196)	$—	$(196)
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$2,123	$—	$—	$2,123
Money market securities	208	—	—	208
Total deferred compensation plan assets	$2,331	$—	$—	$2,331

March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$41,752	$—	$—	$41,752
U.S. treasury fund	2,500	—	—	2,500
Commercial paper	—	3,498	—	3,498
Corporate bonds	—	1,999	—	1,999
Total cash equivalents	$44,252	$5,497	$—	$49,749
Short term investments - available for sale:
U.S. treasury fund	$10,458	$—	$—	$10,458
Commercial paper	—	25,913	—	25,913
Corporate bonds	—	10,750	—	10,750
Total short-term investments - available for sale	$10,458	$36,663	$—	$47,121
Forward purchase or sale contracts:
Japanese Yen	$—	$(23)	$—	$(23)
New Taiwan Dollar	—	3	—	3
Korean Won	—	(12)	—	(12)
Euro	—	7	—	7
British Pound	—	49	—	49
Chinese Renminbi	—	(29)	—	(29)
Singapore Dollar	—	(1)	—	(1)
Total forward contracts	$—	$(6)	$—	$(6)
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$1,841	$—	$—	$1,841
Money market securities	207	—	—	207
Total deferred compensation plan assets	$2,048	$—	$—	$2,048
*These investments represent assets held in trust for the deferred compensation plan
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at June 30, 2018 and March 31, 2018 were utilized to calculate fair values.
During the first quarter of 2019 and 2018, there were no transfers between Level 1, 2 or 3 assets.

Investments
The Company’s investments, including the investments classified as cash equivalents, at June 30, 2018 and March 31, 2018 were as follows (in thousands):

		Unrealized
June 30, 2018	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
U.S. treasury fund	$10,489	$—	$(8)	$10,481
Commercial paper	41,032	—	—	41,032
Corporate Bonds	11,510	—	(6)	11,504
Total investments (current)	$63,031	$—	$(14)	$63,017
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$2,127	$204	$—	$2,331
Total investments (non-current)	$2,127	$204	$—	$2,331
		Unrealized
March 31, 2018	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
U.S. treasury fund	$12,975	$—	$(17)	$12,958
Commercial paper	29,411	—	—	29,411
Corporate bonds	12,768	—	(19)	12,749
Total investments (current)	$55,154	$—	$(36)	$55,118
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$1,881	$167	$—	$2,048
Total investments (non-current)	$1,881	$167	$—	$2,048
*These investments represent assets held in trust for the deferred compensation plan
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of June 30, 2018 and March 31, 2018.
4. Inventories
Inventories are principally valued at standard cost, which approximates the lower of cost or net realizable value on a first-in, first-out basis. Components of inventories were as follows:

(In thousands)	Jun 30, 2018	Mar 31, 2018
Raw materials and purchased parts	$61,694	$52,591
Work-in-process	18,965	18,634
Finished goods	13,606	16,461
	$94,265	$87,686
5. Other Assets
Other assets consisted of the following:

(In thousands)	Jun 30, 2018	Mar 31, 2018
Demo and leased equipment, net	$4,972	$6,746
Long term deposits and non-trade receivables	3,205	3,232
Non-current restricted cash	—	1,093
Other non-current assets	2,933	3,709
	$11,110	$14,780
Depreciation expense for demo and leased equipment totaled $0.4 million in the first quarter of 2019 and $0.1 million in the first quarter of 2018. Of the total $5.0 million and $6.7 million of demo and leased equipment at June 30, 2018 and March 31, 2018, $1.4 million and $3.4 million were leased assets at customer sites generating revenue.

Included in Other non-current assets are long-term investments held in a trust for the deferred compensation plan and other similar items.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Jun 30, 2018	Mar 31, 2018
Customer deposits	$8,137	$2,214
Payroll-related liabilities	6,621	15,879
Product warranty accrual	5,370	4,646
Purchase order commitments and receipts	4,120	2,978
Income taxes payable	2,005	1,152
Current portion, long-term debt	426	421
Other current liabilities	5,514	7,243
	$32,193	$34,533
Included in other current liabilities above are accrued amounts for value-added taxes, income taxes, freight, restructuring activities and other similar items.
7. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended
(In thousands)	Jun 30, 2018	Jul 1, 2017
Product warranty accrual, beginning	$10,220	$5,474
Warranty charges incurred, net	(3,601)	(2,445)
Provision for warranty charges	4,906	3,509
Product warranty accrual, ending	$11,525	$6,538
Net warranty charges incurred include labor charges and costs of replacement parts for repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $11.5 million and $6.5 million of product warranty accruals as of June 30, 2018 and July 1, 2017, $6.2 million and $2.3 million were non-current and were included in Other liabilities on the Condensed Consolidated Balance Sheets.
8. Deferred Revenue
Generally, revenue is recognized upon satisfaction of performance obligations, which includes fulfillment of acceptance criteria at the Company's factory and transfer of risk of loss and title. Revenue is deferred whenever title transfer is pending, risk of loss has not transferred, and/or acceptance criteria have not yet been fulfilled. Deferred revenue arises from, among other factors, sales to Japanese customers, shipments of substantially new products and shipments with custom specifications and other acceptance criteria where the Company cannot demonstrate a track record of acceptance. For sales involving multiple performance obligations, the stand-alone selling price of any undelivered performance obligation, is deferred until the performance obligations are delivered and acceptance criteria are met. Revenue related to maintenance and service contracts is deferred and recognized ratably over the duration of the contracts.
The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended
(In thousands)	Jun 30, 2018	Jul 1, 2017
Deferred revenue, beginning	$10,514	$15,397
Revenue deferred	19,726	15,470
Revenue recognized	(20,994)	(15,251)
Deferred revenue, ending	$9,246	$15,616

Of the total of $9.2 million and $15.6 million of deferred revenue at June 30, 2018 and July 1, 2017, $0.2 million and $0.8 million were non-current and were included in Other liabilities on the Condensed Consolidated Balance Sheets. The amount of revenue recognized in the period that was included in the opening deferred revenue balance and opening customer deposits balance was $4.7 million and $1.2 million, respectively. Customer deposits are included as a component of Accrued liabilities on our balance sheet (see Note 6: Accrued Liabilities). The amount of revenue recognized from performance obligations satisfied in prior periods was not material.
9. Long-term Debt
On January 9, 2017, ESI Leasing, LLC (ESI Leasing), a wholly owned subsidiary of the Company, entered into a loan agreement (Loan Agreement) with First Technology Federal Credit Union (Lender). The Loan Agreement provides for a term loan from the Lender to ESI Leasing in the principal amount of $14 million (Loan). The interest rate of the Loan is fixed at 4.75% per annum, except that it may be increased if certain covenants under the Loan Agreement are not satisfied and after and during the continuation of an “Event of Default” as defined in the Loan Agreement. The Loan amortizes over a period of approximately 20 years, with the outstanding principal maturing and becoming due on January 1, 2027. ESI Leasing pays monthly principal and interest payments on the Loan totaling $1.1 million annually through the maturity of the Loan. The Company unconditionally guarantees the Loan. The Company is required to maintain certain deposits with the Lender through March 31, 2019, at which point the restriction will be removed as long as it is in compliance with certain minimum covenants.
The principal maturities for each of the next five twelve-month periods ending on June 30 are as follows:

(In thousands)	2019	2020	2021	2022	2023
Principal maturities	$460	$481	$506	$530	$556
Total debt outstanding on the Loan Agreement were as follows:

(In thousands)	Jun 30, 2018	Mar 31, 2018
Total debt outstanding	$13,085	$13,187
Less: Current portion, long-term debt	(426)	(421)
Long-term debt	$12,659	$12,766
Deferred debt issuance costs related to the above long-term debt as of June 30, 2018 and March 31, 2018 were $294 thousand and $302 thousand, respectively.
10. Revolving Credit Facility
The Company is party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB), which was initially entered into on March 20, 2015 and amended on July 12, 2016. The Credit Facility provides for a senior secured asset-based revolving facility with availability up to $30.0 million, including a $15.0 million sublimit for letters of credit. In the fourth quarter of fiscal 2017, the Company amended and extended the Credit Facility by one year. With this extension, the Credit Facility expires March 20, 2019. At June 30, 2018, the Company had no amounts outstanding under the Credit Facility, was in compliance with all covenants, and was not in default under the Credit Facility. The commitment fee on the amount of unused credit was 0.3 percent. As amended, the Credit Facility allows for a greater level of EBITDA losses, but reduces the level of permitted acquisitions and purchases of capital equipment. If the Company fails to meet the covenants in its Credit Facility or its lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether.
11. Commitments and Contingencies
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

12. Shareholders’ Equity
Share Repurchase Program
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company's outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, acceptable share price and other factors. The Company did not repurchase any shares during fiscal 2018 or the first quarter of 2019. There is no expiration date for the repurchase program.
13. Accumulated Other Comprehensive Income (Loss)
The following is a reconciliation of the changes in accumulated other comprehensive income (AOCI):

	Foreign currency translation adjustment	Accumulated other comprehensive income related to benefit plan obligation	Net unrealized loss on available-for-sale securities	Total
Balance at March 31, 2018	$590	$(16)	$(27)	$547
Other comprehensive (loss) income before reclassifications and taxes	(1,228)	6	22	(1,200)
Amounts reclassified from AOCI	—	—	—	—
Tax effect	144	(2)	(5)	137
Other Comprehensive (loss) income	(1,084)	4	17	(1,063)
Balance at June 30, 2018	$(494)	$(12)	$(10)	$(516)
14. Share-Based Compensation
The Company's share-based compensation consists of restricted stock unit awards with a service condition (time-based RSUs), restricted stock unit awards with a market performance condition (market-based RSUs), restricted stock unit awards with a performance condition other than market performance (performance-based RSUs), an employee stock purchase plan and stock-settled stock appreciation rights (SARs).
The fair value of time-based and performance-based restricted stock units (RSUs) are measured on the grant date based on the market value of the Company's common stock. The market-based RSUs must achieve the total shareholder return (TSR) measures in order for the awards to vest, and the grant date fair value of the awards is calculated using a Monte Carlo simulation model. The Company recognizes expense related to the fair value of the 1990 Employee Stock Purchase Plan (ESPP) and SARs using the Black-Scholes model to estimate the fair value of awards on the date of grant.
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
The Company granted a total of 239,000 time-based RSUs and 92,500 market-based RSUs during the first quarter of 2019, but did not grant any SARs or performance-based RSUs.

Share-based compensation expense under the stock incentive plans is included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Jun 30, 2018	Jul 1, 2017
Cost of sales	$106	$67
Selling, general and administrative	1,148	1,061
Research, development and engineering	245	150
Total share-based compensation expense	$1,499	$1,278
The Company does not have any capitalizable share-based compensation costs for the fiscal quarters ended June 30, 2018 or July 1, 2017. As of June 30, 2018, the Company had $11.1 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.2 years.
15. Revenues, Product and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer (CEO).
The Company and its consolidated subsidiaries operate in a single segment, defined as a manufacturer of high-technology microfabrication and related equipment. This segment sells products into a variety of end markets that are grouped into four major categories for the purpose of providing an understanding of the principal end markets for the products manufactured by the Company, specifically: (1) Printed Circuit Board (PCB), (2) Component Test, (3) Semiconductor, and (4) Industrial Machining. Service sales are interrelated with all major end markets of the Company and are separately presented.
The following table presents net sales information by the four major market categories and associated service sales addressed by the Company's single segment:

	Fiscal quarter ended
(In thousands)	Jun 30, 2018	Jul 1, 2017
Printed Circuit Board	$66,337	$46,185
Component Test	9,405	7,448
Semiconductor	18,777	5,181
Industrial Machining	2,338	3,279
Service	13,767	10,591
Net sales	$110,624	$72,684
The following table presents net sales information by timing of delivery:

	Fiscal quarter ended
(In thousands)	Jun 30, 2018	Jul 1, 2017
Point-in-time	$104,056	$67,326
Over-time	6,568	5,358
Net sales	$110,624	$72,684
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended
(In thousands)	Jun 30, 2018	Jul 1, 2017
Asia	$99,366	$66,563
Americas	6,363	4,170
Europe	4,895	1,951
Net sales	$110,624	$72,684

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
Total expenses related to the plan were $17.1 million in 2018, while no expenses have occurred in the first quarter of 2019. Included in the 2018 expenses are approximately $13.3 million of charges impacting gross margins, all incurred in the first and second quarters of 2018, primarily related to impairment of other assets and inventory stemming from the product portfolio program reviews which resulted in discontinuing certain products. Operating expense charges included $2.3 million of facilities and fixed assets charges related to streamlining facilities and discontinued products and $1.3 million of employee severance and related costs. Product portfolio reviews related to the restructuring plan were completed as of the end of the third quarter of 2018. The impacts of the decisions made in the portfolio reviews involve the use of certain estimates. Actual results could differ from those estimates and result in additional charges.
The following table presents the total expected restructuring costs as of June 30, 2018 (in thousands):

	Total Expected Costs for the Plan	Costs Recognized from inception of the plan through the Quarter ended Jun 30, 2018	Remaining Costs to be Recognized Subsequent to Jun 30, 2018
Employee severance and related personnel costs	$4,925	$4,925	$—
Site closure costs	1,516	1,516	—
Current asset impairments and other gross profit charges(1)	14,947	14,947	—
Non-current asset impairments	3,033	3,033	—
Other costs	239	239	—
Total	$24,660	$24,660	$—
(1) Current asset impairments include inventory charges recorded in cost of sales.
The following table presents the amounts payable related to the 2017 Corporate Restructuring (in thousands):

	Employee severance and related personnel costs	Site closure costs	Current asset impairments and other gross profit charges(1)	Non-current asset impairments	Other Costs	Total
Balance as of April 2, 2017	$3,247	$888	$—	$—	$—	$4,135
Costs incurred	1,337	627	13,278	1,657	175	17,074
Cash payments	(4,445)	(1,515)	(2,402)	32	(175)	(8,505)
Non-cash items	—	—	(10,876)	(1,689)	—	(12,565)
Balance as of March 31, 2018	$139	$—	$—	$—	$—	$139
Costs incurred	—	—	—	—	—	—
Cash (payments) receipts	(58)	—	—	—	—	(58)
Non-cash items	—	—	—	—	—	—
Balance as of June 30, 2018	$81	$—	$—	$—	$—	$81
(1) Asset and facilities costs include inventory charges recorded in cost of sales.

Other restructuring plans:
The Company's previously disclosed other restructuring plans are largely complete. No net restructuring costs related to these plans were recorded in 2019 while $0.4 million were recorded in 2018. The amounts payable of $0.2 million at June 30, 2018 are expected to be future cash outflows, primarily relating to facility costs to be paid through the end of the third quarter of 2019. The Company does not expect to incur additional expenses related to these plans.
The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring and cost management amounts payable as of April 2, 2017	$861
Cash payments and other adjustments	(980)
Costs incurred	409
Restructuring and cost management amounts payable as of March 31, 2018	290
Cash payments and other adjustments	(108)
Costs incurred	—
Restructuring and cost management amounts payable as of June 30, 2018	$182
Overall restructuring reserve:
As of June 30, 2018, and March 31, 2018, the amount of unpaid restructuring costs included in accrued liabilities on the Consolidated Balance Sheets were $0.3 million and $0.4 million, respectively. Included in the payable balance are amounts for severance and employee benefits, and net lease commitments.
17. Income Taxes
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the U.S. on December 22, 2017. The Tax Act includes various changes to the tax law, including a reduction in the U.S. corporate income tax rate from 35% to 21%.
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
The Tax Act also includes a base erosion and anti-abuse tax (BEAT), applicable to corporations with annual gross receipts of at least $500 million for the prior 3-years, which requires U.S. multinationals making “excessive” deductible payments to their foreign affiliates to pay a 10 percent tax on their income without those deductions, after a one-year, 5 percent transition rate. The Company does not expect the BEAT provisions to apply until it meets the threshold. Further the Tax Act imposes a tax on global intangible low-taxed income (GILTI) on controlled foreign corporations’ aggregate net income over a 10% benchmark return on qualified business asset investment less interest expense. The Company continues to assess the impacts of these provisions on the Company’s financial position, results of operations or cash flows.
The Securities and Exchange Commission Staff Accounting Bulletin No. 118 allows the use of provisional amounts in the Company’s financial statements during a measurement period if accounting for the income tax effects of the Act has not been completed when the Company’s financial statements are issued. This measurement period may extend no longer than one year. The Company continues to evaluate the impact the new legislation will have on its financial position, results of operations, and cash flows. Additional technical guidance from the Department of Treasury, the FASB, and other relevant rule-making bodies continue to evolve, which is likely to impact the interpretation of various provisions of the Tax Act. Areas where changes may still occur include, but are not limited to, GILTI, and calculation of deemed repatriation.

18. Earnings Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended
(In thousands, except per share data)	Jun 30, 2018	Jul 1, 2017
Net income	$31,143	$2,902
Weighted average shares used for basic earnings per share	34,459	33,432
Incremental diluted shares	1,465	889
Weighted average shares used for diluted earnings per share	35,924	34,321
Net income per share:
Basic	$0.90	$0.09
Diluted	$0.87	$0.08
Awards of options and awards representing an additional 1.0 million shares of stock for the first quarter of 2018 were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive. Antidilutive shares for the first quarter of 2019 were immaterial.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes”, “expects”, “projects”, “anticipates,” “plan,” “continue,” “could,” “estimates,” “intends,” “should,” “will,” “may” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. Forward looking statements include any statements regarding anticipated sales, gross margins, our profitability in future periods, our expectations regarding customer processes and our products, our strategies and beliefs regarding the markets in which we compete or may compete and our product development plans to address these markets, the sufficiency of our financial resources to meet our working capital needs for at least the next 12 months, our expectations regarding taxes and tax adjustments, particularly with respect to the Tax Act, our expectations regarding various legal matters, our ability to rapidly increase our production capacity to accommodate demand, sources of our future revenue, the effect of new or recently adopted accounting standards on our business, financial results, results of operations or cash flows, our expectations regarding our corporate restructuring and our functional structure, our expectation of restructuring costs, future impairment of goodwill, future anticipated net warranty costs, our products’ ability to satisfy the needs of manufacturers, our relationships with suppliers and customers, trends that drive increases in applications for laser processing, the size and growth of our markets, our growth of foreign operations, our intent to reinvest foreign earnings, our customer concentrations, overseas production capabilities, our ability to maintain and expand our core technologies and product applications, the adequacy of our liquidity and financing and our expectations regarding access to credit, our expectation that we will invest in new product development and enhancements, and working capital requirements and resources. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements involve estimates, assumptions, risks, and uncertainties and are subject to an inherent risk that actual results may differ materially. Factors that may cause or contribute to differences include those discussed below in Item 1A Risk Factors.
Overview of Business
Electro Scientific Industries, Inc., and its wholly-owned subsidiaries (ESI, we, our, or the Company), is a leading supplier of innovative laser-based microfabrication solutions for industries reliant on microtechnologies. ESI enables its customers to commercialize technology using precision laser processes. ESI's solutions produce the industry's highest quality and throughput, and we target the lowest total cost of ownership. Founded in 1944, ESI is headquartered in Portland, Oregon, with global operations and subsidiaries in Asia, Europe and North America.
Laser microfabrication comprises a set of precise micron-level processes, including drilling, scribing, dicing, singulation, cutting, ablating, trimming, and precision marking on multiple types of materials. These processes require application-specific laser systems that are able to meet our customers’ exacting performance and productivity requirements. Our laser-based systems are utilized in the production of flexible and rigid printed circuit board (PCB), semiconductor devices, advanced semiconductor packaging, consumer electronics, electronic sensors, touch-panel glass, flat panel liquid crystal displays (LCDs), organic light emitting diode (OLED) displays, applications within the automotive, aerospace, medical and display end markets as well as other high-value components and devices to enable functionality, increase performance and improve production yields.

Additionally, we produce high-capacity test and inspection equipment that is critical to the quality control process during the production of multilayer ceramic capacitors (MLCCs). Our equipment ensures that each component meets the electrical and physical tolerances required to perform properly.
The first quarter of 2019 ended June 30, 2018, the fourth quarter of 2018 ended March 31, 2018, and the first quarter of 2018 ended July 1, 2017 were all 13-week periods.

Results of Operations

First Quarter 2019 Highlights:

•
Total net sales increased by 52% year-over-year to $110.6 million in the first quarter of 2019 due to record demand for our flexible circuit laser drilling products received in the fourth quarter of 2018 that shipped in the first quarter of 2019. Backlog at the end of the first quarter of 2019 remained strong at $124.3 million.

•
Orders in the first quarter of 2019 were $82.3 million primarily due to increased capacity spend by MLCC producers driven by the strong global demand for consumer electronics, automotive and other devices utilizing radio frequency (RF) for communications. The strength in MLCC bookings were partially offset by cyclical softness in flex as customers absorb the new drilling capacity we shipped over the last 18 months.

•	Gross margin was 48.1% in the first quarter of 2019, up significantly from 36.3% in the first quarter of 2018, primarily due to higher sales and lower inventory write-offs due to restructuring.

•
Operating expenses of $20.2 million decreased by $2.8 million year-over-year and remained relatively flat from the fourth quarter of 2018. The decrease was primarily driven by lower restructuring costs as well as lower variable expense. These decreases were partially offset by increased investment in new product development.

•	Net income was $0.87 per diluted share, compared to $0.08 per share a year ago, on higher sales and gross profit combined with lower operating expenses.

•	Operating cash flows were $9.8 million, compared to $7.4 million in the first quarter of 2018, on higher net income offset by higher working capital that resulted from our revenue growth.
First Quarter 2019 Ended June 30, 2018 Compared to First Quarter 2018 Ended July 1, 2017
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Jun 30, 2018	Jul 1, 2017
Net sales	100.0%	100.0%
Cost of sales	51.9	63.7
Gross profit	48.1	36.3
Selling, general and administrative	9.2	17.5
Research, development and engineering	9.1	12.3
Restructuring costs	—	1.7
Operating income	29.8	4.8
Interest and other income, net	0.4	(0.3)
Total non-operating income (loss)	0.4	(0.3)
Income before income taxes	30.2	4.5
Provision for income taxes	2.0	0.5
Net income	28.2%	4.0%

Net Sales
The following table presents net sales information by the five major product categories addressed by the Company's single segment:

	Fiscal quarter ended
	Jun 30, 2018		Jul 1, 2017
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Printed Circuit Board	$66,337	60.0%	$46,185	63.6%
Component Test	9,405	8.5	7,448	10.2
Semiconductor	18,777	17.0	5,181	7.1
Industrial Machining	2,338	2.1	3,279	4.5
Service	13,767	12.4	10,591	14.6
Net sales	$110,624	100.0%	$72,684	100.0%
Net sales for the first quarter of 2019 of $110.6 million increased $37.9 million or 52% when compared to net sales for the first quarter of 2018.
Sales of products into the PCB market for the first quarter of 2019 increased $20.2 million or 44% compared to the first quarter of 2018. This was primarily driven by increased sales of our flex circuit drilling systems off of strong backlog from the 2018 healthy market environment compared to the first quarter of 2018 which was just beginning to show the ramp up in demand. The strong environment was driven by unit growth in consumer electronics and associated capacity additions plus new materials, technologies and applications that require increased levels of complex flexible circuits.
Sales of products into the Component Test market for the first quarter of 2019 increased $2.0 million or 26% compared to first quarter of 2018, primarily driven by increased use of MLCC components, particularly in consumer electronics and automotive applications, which require our tools for processing.
Sales of products into Semiconductor applications for the first quarter of 2019 increased $13.6 million or 262% compared to the first quarter of 2018. This increase was primarily driven by sales of our new UltrusTM wafer scribing tool, as well as an increase in sales of our wafer mark and wafer trim products.
Sales of products into Industrial Machining applications for the first quarter of 2019 decreased $0.9 million or 29% compared to the first quarter of 2018. This was primarily due to decreased sales of micromachining systems into PCB cutting applications.
Service revenues for the first quarter of 2019 increased $3.2 million or 30.0% compared to the first quarter of 2018. The increase was primarily driven by increased flex contract and spare parts revenues.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Jun 30, 2018		Jul 1, 2017
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$99,366	89.8%	$66,563	91.6%
Americas	6,363	5.8	4,170	5.7
Europe	4,895	4.4	1,951	2.7
Net sales	$110,624	100.0%	$72,684	100.0%
Net sales to Asia increased by $32.8 million or 49% primarily due to higher sales of flex via drilling products. Net sales to Americas increased primarily due to sales of the new UltrusTM wafer scribing tools and increased sales of wafer trim products. Europe sales increased primarily due to higher sales of wafer trim products.

Gross Profit

	Fiscal quarter ended
	Jun 30, 2018		Jul 1, 2017
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$53,198	48.1%	$26,420	36.3%
Gross profit was $53.2 million for the first quarter of 2019, an increase of $26.8 million compared to $26.4 million in the first quarter of 2018. The gross profit increase was primarily driven by higher net system sales, while the gross margin increase was primarily driven by favorable absorption of fixed costs on higher production volumes and favorable mix shifts towards flex products. Gross margins were also impacted favorably by lower write-offs of inventory and other assets due to restructuring; these charges in the first quarter of 2018 were $7.2 million.
Operating Expenses

	Fiscal quarter ended
	Jun 30, 2018		Jul 1, 2017
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$10,130	9.2%	$12,808	17.5%
Research, development and engineering	10,059	9.1	8,934	12.3
Restructuring costs	—	—	1,211	1.7
Operating Expenses	$20,189	18.3%	$22,953	31.5%
Selling, general and administrative
Selling, general and administration (SG&A) expenses primarily consist of labor and other employee-related expenses, including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the first quarter of 2019 decreased $2.7 million compared to the first quarter of 2018. The decrease was primarily due to lower variable expenses and restructuring actions.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses primarily comprise labor and other employee-related expenses, including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first quarter of 2019 increased $1.1 million compared to the first quarter of 2018, primarily due to increased consulting and materials costs related to investment in new product developments.
Restructuring Costs
In the fourth quarter of 2017, we initiated a restructuring plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. There were no restructuring costs in the first quarter of 2019. Restructuring costs of $1.2 million in the first quarter of 2018 primarily consisted of $0.5 million of fixed asset write-offs, $0.3 million of facilities lease obligations, and $0.1 million of severance and related benefits charges. See Note 16: Restructuring and Cost Management Plans for further discussion.
Non-operating Income and Expense

	Fiscal quarter ended
	Jun 30, 2018		Jul 1, 2017
(In thousands, except percentages)	Non-Operating Income (Expense)	% of Net Sales	Non-Operating Income (Expense)	% of Net Sales
Interest and other income (expense), net	$452	0.4%	$(184)	(0.3)%
Total non-operating income (expense)	$452	0.4%	$(184)	(0.3)%
Non-operating income, net, consists of interest income and expense, market gains and losses on non-operating assets, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment. Net non-operating income was $452 thousand in the first quarter of 2019 compared to expense of $184 thousand in the first quarter of 2018. The increased income in the first quarter of 2019 was due primari ly to a $0.4 million increase in interest income due to our increased investments balance and $0.3 million due gains from foreign exchange fluctuations.
Income Taxes

	Fiscal quarter ended
	Jun 30, 2018		Jul 1, 2017
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$2,318	6.9%	$381	11.6%
The income tax provision for the first quarter of 2019 was $2.3 million on pretax income of $33.5 million for an effective tax rate of 6.9%, compared to $0.4 million tax provision on pretax income of $3.3 million for an effective tax rate of 11.6% in the first quarter of 2018. Tax rate in 2019 reflects increased foreign taxes related to higher profits largely offset by the discrete $3.2 million benefit arising from the release of our French valuation allowance.
Financial Condition and Liquidity
At June 30, 2018, our principal sources of liquidity were cash and cash equivalents of $74.9 million, short-term investments of $55.0 million, current accounts receivable of $80.5 million and up to $30.0 million from our credit facility (see Note 10: Revolving Credit Facility) for a total of $240.4 million, as compared to $217.0 million at March 31, 2018 and $146.7 million at July 1, 2017. At June 30, 2018, we had a current ratio of 4.22 with long-term debt outstanding of $12.7 million (see Note 9: Long-term Debt). Working capital of $237.8 million increased $34.6 million compared to the March 31, 2018 balance of $203.2 million, driven primarily by higher current asset balance due to improved business levels.
Sources and Uses of Cash
Net cash provided by operating activities of $9.8 million for the quarter ended June 30, 2018 was primarily a result of $31.1 million in net income, non-cash adjustments of $3.6 million, and a decrease in shipped systems pending acceptance of $2.8 million. These were partially offset by increased trade receivables of $18.2 million, increased inventories of $6.5 million, and decreased accounts payable and accrued liabilities of $3.7 million. We expect inventory to be consistent with the current levels for the next few months due to change in product demand.
For the quarter ended June 30, 2018, net cash used in investing activities was $9.9 million, primarily due to $8.2 million of net purchases of investments. For the quarter ended June 30, 2018, net cash used in financing activities of $0.8 million related withholding taxes on stock-based compensation.
The Company has a loan agreement with First Technology Federal Credit Union that provides for a ten-year term loan with a principal amount of $14 million and with an interest rate fixed at 4.75% per annum, which will come due January 1, 2027. The Company is required to maintain certain deposits with the Lender through March 31, 2019, at which point the restriction will be removed as long as it is in compliance with certain minimum covenants. At June 30, 2018, restricted cash associated with this requirement was $1.1 million and the Company is in compliance with the covenants of the loan.
The Company is also party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB) that provides for a senior secured asset-based revolving facility with availability up to $30 million, including a $15 million sublimit for letters of credit. At June 30, 2018, the Company had no amounts outstanding under the Credit Facility. The Credit Facility expires March 20, 2019. If the Company fails to meet the covenants in the credit facility or the lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether. Refer to Note 9: Long-term Debt and Note 10: Revolving Credit Facility of the Company's condensed consolidated financial statements for further information.
The Company is expected to incur capital expenditures of approximately $6 million in the next twelve months due to the upgrade of its enterprise resource planning software and related systems that support its operating and financial functions.
We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations, capital expenditures and contractual obligations for at least the next twelve months.
Critical Accounting Policies and Estimates
We reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, reported in our Form 10-K for the year ended March 31, 2018. Due to the adoption of accounting standard ASC 606 in the current quarter using the modified retrospective transition approach, we have updated certain revenue related policies, see Note 1: Basis of Presentation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risk disclosure contained in our Form 10-K for the year ended March 31, 2018.
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

Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our future success and growth plans depend in large part on our successful entry into new markets adjacent to our existing markets, such as high-density interconnect drilling, interconnect packaging, advanced wafer scribing, and other industrial and consumer electronics markets, including automotive, aerospace, medical and display. These markets are new to us and our success depends on our displacing entrenched competitors who are familiar with these markets and are known to customers. In many cases, we are attempting to enter or expand our presence in these new markets with newly introduced products that are not yet proven in the industry. In addition, in some cases we need to develop or expand our sales channels and customer relationships in order to execute on this strategy. We provide no assurance that we will succeed in gaining significant, or any, market share in these new markets. If we fail to successfully expand into these markets, we will have difficulty growing our business and may lose business to our competitors.
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
A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asian equipment suppliers.
The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over other suppliers, including us. These advantages include, among other things, proximity to customers, lower cost structures, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of our produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers. For example, as a result of recent United States tariffs on goods manufactured in China, China added substantial retaliatory tariffs on certain products. Should our products be impacted by these or similar tariffs, our ability to be compete with local suppliers could be impacted and our business, financial condition, margins or results of operations may be materially and adversely affected. In 2018 our sales into Greater China were approximately $237 million.
Because our revenues largely depend on few customers and certain end markets, we have a greater degree of risk if we lose one of those customers, if we fail to win on new product designs, or if end markets are negatively impacted.
We depend on a few significant customers for a large portion of our revenues, and certain of these customers may be suppliers to relatively few end manufacturers. In the first quarter of 2019, our top ten customers accounted for approximately 71% of total net sales with our top two customers accounting for 30% and 12% of total net sales, respectively. These concentrations can vary significantly from quarter to quarter and materially impact revenues and results from operations. For example, in 2018, we had one quarter where our concentration with a single customer was 50% of net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues.
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
To meet rapid changes in demand, such as we have experienced recently, we must effectively manage our resources and production capacity. When upturns occur, it may be difficult to rapidly and effectively increase our manufacturing capacity, or we may be unable to do so, or we may have difficulty procuring sufficient materials to meet sudden increases in customer demand. This could result in shipping delays or the loss of business to our competitors and harm to our relationships with our customers, which may result in penalties or other costs to the Company. Conversely, during periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions and effectively manage our supply chain. Our ability to timely and effectively reduce our costs in response to rapid downturns is limited by the fixed nature of many of our expenses in the near term, by our need to continue investing in product technology and support and service our products, and by our need to have sufficient production capacity and supply available to respond to sudden increases in demand. This could result in unavoidable short-term costs or excessive inventory levels, including increased risk of inventory obsolescence. If we are not able to timely and cost effectively adapt to changes in our business environment, our business, financial condition or results of operations may be materially and adversely affected.
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
In February 2017, we announced a reorganization and restructuring, which resulted in site closures in Montreal, Canada, Napa and Sunnyvale, California, and reductions in headcount in all functions and geographies. Additionally, we have replaced key executives in recent years. These events may disrupt operating activities, may negatively affect employee morale and loyalty, and may make it more difficult to retain or rehire key personnel.
Our business and reputation could be negatively impacted by cyber-attacks and other security breaches.
We electronically store sensitive data, including intellectual property, our customers’, suppliers’ and business partners’ proprietary business information, and our employees’ personally identifiable information. The secure maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other actions. Further, the increasingly international, mobile-device, internet, and email-based environment in which we do business may subject the Company to new risks, such as email phishing attempts, or other activities designed to defraud the Company of funds or sensitive information, and may also provide multiple points of entry for cyber-attacks. Additionally, we rely on a number of third-party “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any breach or other unauthorized access to either our systems or our service-providers’ systems through viruses, loggers, malfeasant code in data or software, or other means could expose us to information loss or disclosure of confidential information and could compromise our networks such that the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation, or hurt our competitive position, which could adversely affect our business, financial position and results of operations.
Our implementation of an updated enterprise resource planning software may result in unintended consequences that could negatively impact our business.
We expect to upgrade our enterprise resource planning software and related systems that support our operating and financial functions. We may experience difficulties in connection with such upgrades, including loss or corruption of data, compatibility issues, decreases in productivity as our personnel implement and become familiar with the upgrades, higher than expected upgrade costs and other integration challenges or delays. If encountered, a significant problem with the system upgrades could negatively impact our business by disrupting our operations. In addition, a significant problem with the system upgrades, integration with other systems or ongoing management of our enterprise resource planning software and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could adversely affect our business, financial position and results from operations.
Our success could be negatively impacted if we fail to effectively control, oversee and direct foreign subsidiaries, and our global footprint may result in a substantial amount of management effort, cost and uncertainty.
We are a global company operating in multiple jurisdictions. We have significant foreign operations and subsidiaries, including manufacturing facilities in Singapore and China, research and application development facilities in France, China and Korea, and sales and service offices in various countries to enhance responsiveness and access to customers local to these regions. In 2018, certain additional customer-facing operational resources were moved to countries in Asia, and changes were implemented to our supply chain in regions outside the United States. Our global presence and any changes thereto may subject us to a variety of complexities and risks, many of which may divert a substantial amount of management’s time. These risks include:

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
We may acquire or make significant investments in other businesses with complementary products, services or technologies, such as our January 2015 acquisition of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin) and our August 2016 acquisition of Visicon Technologies, Inc. (Visicon). Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•	increased costs in connection with integration of personnel, operations, technologies and products of the acquired businesses;

•	difficulties in implementation of our enterprise resource planning system into the acquired company’s operations;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of the acquired company;

•	lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	the inability to successfully enter new markets expected to result from the acquisition;

•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	establishing satisfactory internal controls and accounting practices at the acquired company;

•	difficulties implementing internal manufacturing processes at the acquired company;

•	achieving our anticipated financial and operational performance for the acquired company or the performance of the combined company following the transaction;

•	acquiring unanticipated liabilities; and

•	potential litigations arising out of breach of contract terms.

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

•
The Company’s assessment remains ongoing; therefore, the final impact of the Tax Act may differ due to changes in interpretations, assumptions and we are not able to fully quantify the impact on our condensed consolidated financial statements at this time.

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
We may require greater working capital to operate than similar size businesses in many other industries. At June 30, 2018, we had working capital of $237.8 million, including $129.9 million in cash, cash equivalents and short-term investments. Our operating cash flows were negative for most quarters between September 2013 and March 2017. Operating cash flows for 2018 were positive and we generated $67.4 million of operating cash. If cash levels were to decline below our working capital requirements due to investment in inventories as a result of production, less favorable collections, or less favorable payment terms, or a combination of these circumstances, among others, we may need additional cash to sustain operations. In addition, many of our contracts to acquire inventory represent purchase commitments. As a result, if we experience lower than anticipated demand for our products we may not avoid the cost of purchasing the associated inventory.
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
As of the first quarter of 2019, we have $13.1 million of long-term indebtedness in the form of secured mortgage. This indebtedness is secured by our headquarters in Portland, Oregon. We also have access to a credit facility under which we may borrow up to a maximum of $30 million, subject to meeting certain availability requirements. Nothing was outstanding under this agreement and the full amount was available under the terms of the agreement as of June 30, 2018. This credit facility is secured by our non-real estate assets and we are required to comply with certain financial covenants under the debt agreements, including maintaining a certain level of earnings, a stated debt service coverage ratio and a specified level of certain types of liquid assets, as well as limiting our discretion to make capital expenditures or acquisitions. If we are unable to comply with the covenants in our debt agreements or make payments when due and the lender declares an event of default, any outstanding indebtedness would likely be immediately due and owing and the lenders could foreclose on the collateral securing the debt.

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
We held a total of $4.8 million in acquired intangible assets, net of accumulated amortization, and $2.6 million in goodwill at June 30, 2018. As with the impairment recognized in the fourth quarter of 2017, events may occur or circumstances change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the reporting unit, which could result in a further write-down of the fair-value of our assets. For example, the performance of our Topwin reporting unit did not meet expectations and, as a result, an impairment of goodwill and intangibles associated with that reporting unit was triggered in 2017, impacting consolidated earnings.
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

Our implementation of the new revenue recognition requirements may not be fully complete and accurate, which could adversely affect our reported financial results.
Although we have spent considerable time preparing to implement and implementing the new Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), we do not have extensive experience with the new requirements in practice. The SEC requires us to publish our financial results in short time frames, which could result in our having difficulty implementing the new requirements completely and accurately as intended within the prescribed financial reporting periods. Untimely or inaccurate implementation of ASU 2014-09 could adversely affect our reported financial results. See Note 1: Basis of Presentation and Note 2: Recent Accounting Pronouncements for further information regarding implementation and the changes to our policies and financials due to implementation of the ASU.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Beginning with the first quarter of fiscal 2019, the Company will now break out Net sales of Service, interrelated with all four major end markets as a separate line item to provide better insights into revenue streams. As such, the below tables provide comparative presentation for the prior year reported numbers.
The Company and its consolidated subsidiaries operate in a single segment, and this single segment sells products into a variety of end markets that are grouped into four major categories for the purpose of providing an understanding of the principal end markets for the products manufactured by the Company, specifically: (1) Printed Circuit Board (PCB), (2) Component Test, (3) Semiconductor, and (4) Industrial Machining. Service sales are interrelated with all major end markets of the Company and are separately presented.

	Fiscal quarter ended
	Jul 1, 2017			Sep 30, 2017
(In thousands)	As reported	Adjustment	As Reclassified	As reported	Adjustment	As Reclassified
Printed Circuit Board	$52,318	$(6,133)	$46,185	$43,541	$(5,354)	$38,187
Component Test	8,181	(733)	7,448	7,677	(670)	7,007
Semiconductor	6,737	(1,556)	5,181	12,028	(2,387)	9,641
Industrial Machining	5,448	(2,169)	3,279	7,721	(2,240)	5,481
Service	—	10,591	10,591	—	10,651	10,651
Net sales	$72,684	$—	$72,684	$70,967	$—	$70,967

	Fiscal quarter ended
	Dec 30, 2017			Mar 31, 2018
(In thousands)	As reported	Adjustment	As Reclassified	As reported	Adjustment	As Reclassified
Printed Circuit Board	$83,799	$(6,866)	$76,933	$76,772	$(5,876)	$70,896
Component Test	7,473	(969)	6,504	9,459	(1,058)	8,401
Semiconductor	12,351	(1,687)	10,664	24,055	(1,693)	22,362
Industrial Machining	7,217	(1,900)	5,317	3,107	(1,244)	1,863
Service	—	11,422	11,422	—	9,871	9,871
Net Sales	$110,840	$—	$110,840	$113,393	$—	$113,393

Item 6. Exhibits
This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K, filed on June 15, 2010.
3.2	2009 Amended and Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 26, 2015.
10.1	Form of Executive Time-Based Restricted Stock Unit Award Agreement (May 2018)
10.2	Form of Executive Performance Market-Based Restricted Stock Unit Award Agreement (May 2018)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	August 7, 2018	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Michael D. Burger
Michael D. Burger
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Allen Muhich
Allen Muhich
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)