Form 10-Q
period 2018-09-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2018-11-06
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2018 was 34,296,541 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
2019 FORM 10-Q QUARTERLY REPORT

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance sheets - at September 29, 2018 and March 31, 2018	3
	Condensed Consolidated Statements of Operations - for the fiscal quarter and two fiscal quarters ended September 29, 2018 and September 30, 2017	4
	Condensed Consolidated Statements of Comprehensive Income - for the fiscal quarter and two fiscal quarters ended September 29, 2018 and September 30, 2017	5
	Condensed Consolidated Statements of Cash Flows - for the two fiscal quarters ended September 29, 2018 and September 30, 2017	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	42
Item 6.	Exhibits and Financial Statement Schedules	43
SIGNATURES		44

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Sep 29, 2018	Mar 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$66,183	$76,792
Short-term investments	112,004	47,121
Trade receivables, net of allowances of $218 and $832	38,422	63,044
Inventories, net	81,434	87,686
Shipped systems pending acceptance	1,831	4,734
Other current assets	4,474	5,493
Total current assets	304,348	284,870
Non-current assets:
Property, plant and equipment (PP&E), net of accumulated depreciation of $85,654 and $83,159	24,711	22,025
Deferred income taxes, net	43,734	43,518
Goodwill	2,626	2,626
Acquired intangible assets, net of accumulated amortization of $23,480 and $22,766	4,456	5,169
Other assets	12,997	14,780
Total assets	$392,872	$372,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,675	$37,354
Accrued liabilities	28,430	34,533
Deferred revenue	8,535	9,818
Total current liabilities	53,640	81,705
Non-current liabilities:
Long-term debt	12,550	12,766
Income taxes payable	2,349	1,901
Other liabilities	7,932	10,258
Total liabilities	76,471	106,630
Commitments and contingencies (See Note 11: Commitments and Contingencies)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 34,699 and 34,387 issued and outstanding	214,485	210,995
Retained earnings	102,836	54,816
Accumulated other comprehensive (loss) income	(920)	547
Total shareholders’ equity	316,401	266,358
Total liabilities and shareholders’ equity	$392,872	$372,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net sales:
Systems	$71,263	$60,316	$168,120	$122,409
Services	14,654	10,651	28,421	21,242
Total net sales	85,917	70,967	196,541	143,651
Cost of sales:
Systems	40,539	38,179	90,633	79,605
Services	6,311	6,256	13,643	11,094
Total cost of sales	46,850	44,435	104,276	90,699
Gross profit	39,067	26,532	92,265	52,952
Operating expenses:
Selling, general and administrative	10,838	11,648	20,968	24,456
Research, development and engineering	9,154	8,274	19,213	17,208
Restructuring costs	—	2,162	—	3,373
Total operating expenses	19,992	22,084	40,181	45,037
Operating income	19,075	4,448	52,084	7,915
Non-operating income (expense):
Interest and other income (expense), net	383	(229)	835	(413)
Total non-operating income (expense)	383	(229)	835	(413)
Income before income taxes	19,458	4,219	52,919	7,502
Provision (benefit) for income taxes	2,623	(41)	4,941	340
Net income	$16,835	$4,260	$47,978	$7,162
Net income per share - basic	$0.49	$0.13	$1.39	$0.21
Net income per share - diluted	$0.47	$0.12	$1.34	$0.21
Weighted average number of shares - basic	34,606	33,861	34,529	33,647
Weighted average number of shares - diluted	35,959	34,874	35,916	34,716
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net income	$16,835	$4,260	$47,978	$7,162
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes of $113, $0, $257 and $0	(400)	180	(1,484)	388
Benefit plan obligation, net of taxes of $(1), $(3), $(3) and $(5)	3	5	7	9
Net unrealized loss on available-for-sale securities, net of taxes of $2, $0, $(3) and $0	(7)	—	10	(1)
Other comprehensive (loss) income:	(404)	185	(1,467)	396
Comprehensive income	$16,431	$4,445	$46,511	$7,558
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two fiscal quarters ended
(In thousands)	Sep 29, 2018	Sep 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,978	$7,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including acquired intangible amortization	4,442	4,126
Share-based compensation expense	3,164	2,797
Impairment of PP&E and other long-term assets due to restructuring	—	5,610
(Recovery of) provision for doubtful accounts	(383)	371
Deferred income taxes	(47)	(31)
Impairment of inventory	—	8,248
Other adjustments	225	—
Changes in operating accounts:
Decrease (increase) in trade receivables, net	24,282	(7,094)
Decrease (increase) in inventories	3,338	(7,874)
Decrease (increase) in shipped systems pending acceptance	2,903	(2,051)
Decrease in other current assets	2,291	970
(Decrease) increase in accounts payable and accrued liabilities	(26,123)	12,392
(Decrease) increase in deferred revenue	(1,230)	1,070
Net cash provided by operating activities	60,840	25,696
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(123,879)	(38,336)
Proceeds from sales and maturities of investments	58,612	10,861
Purchase of property, plant and equipment	(5,238)	(1,445)
Proceeds from sale of property, plant and equipment	—	37
Decrease (increase) in other assets	255	(4,503)
Net cash used in investing activities	(70,250)	(33,386)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(222)	(212)
Payment of withholding taxes on stock-based compensation	(867)	(1,684)
Proceeds from issuance of common stock	1,180	665
Net cash provided by (used in) financing activities	91	(1,231)
Effect of exchange rate changes on cash	(1,283)	260
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,602)	(8,661)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	77,885	57,732
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$67,283	$49,071
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(321)	$(331)
Cash paid for income taxes	(1,166)	(500)
Income tax refunds received	32	67
Net increase (decrease) in PP&E and other assets related to transfers from inventory	2,506	(2,052)
Non-cash additions to PP&E	978	112
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
On October 29, 2018, the Company signed a definitive agreement for MKS Instruments, Inc. (NASDAQ:MKSI) to acquire the Company. See Note 19: Merger Agreement for further details.
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
All references to years or quarters relate to fiscal years or fiscal quarters unless otherwise noted. The fiscal quarters ended September 29, 2018 and September 30, 2017 each consisted of 13-week periods. Similarly, the two quarters ended September 29, 2018 and the two quarters ended September 30, 2017 each consisted of 26-week periods.

Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Other current assets on our balance sheet for fiscal 2019 and in Other long-term assets in fiscal 2018. The following table provides a summary of the Company's cash, cash equivalents and restricted cash position:

(In thousands)	Sep 29, 2018	Mar 31, 2018	Sep 30, 2017
Cash and cash equivalents	$66,183	$76,792	$47,973
Restricted cash included in other current assets	1,100	—	—
Restricted cash included in other long-term assets	—	1,093	1,098
Total cash, cash equivalents and restricted cash	$67,283	$77,885	$49,071
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
Unbilled receivables arise when the Company has performed services and earned amounts related to a customer contract, but has not yet billed those amounts. Unbilled receivables were $1.2 million as of September 29, 2018 and were included as a component of Trade receivables, net of allowances, on the Condensed Consolidated Balance Sheets.
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
Deferred revenues (see Note 8: Deferred Revenue) are a contract liability representing the amount of billings for contracts where the Company has an unconditional right to consideration, in excess of revenues recognized and amounts billed. The value of customer deposits and deferred revenues will increase or decrease based on the timing of invoices and recognition of revenue.
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
The Company's revenue streams primarily come from two sources, system sales and service sales.

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
Practical Expedients Related to Revenue Recognition
For contracts with customers which have a duration of less than 12 months, the Company has elected the practical expedient to recognize commission costs when paid, as the amortization period would generally be one year or less. Commissions associated with contracts with a duration over 12 months are immaterial. Commission costs are recorded as a component of Selling, general and administrative expenses.
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

2. Recent Accounting Pronouncements
Adopted accounting pronouncements:
In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which made six targeted amendments to ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. These amendments mostly affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2018-03 became effective as of the Company's second quarter of fiscal 2019 ending September 29, 2018. Adopting ASU 2018-03 had no material effect on the Company's financial position, results of operations or cash flows.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in response the enactment of the Tax Cuts and Jobs Act (the Tax Act) and the subsequent questions and concerns of stakeholders regarding how to apply the changes to the income tax effects of deferred tax assets and liabilities sitting in accumulated other comprehensive income. The guidance eliminates the resulting stranded tax effects and improves the usefulness of the information reported to users of the financial statements. ASU 2018-02 was effective for the Company as of April 1, 2018, the beginning of fiscal 2019. Adopting ASU 2018-02 had no material effect on the Company's financial position, results of operations or cash flows.
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
The adoption of ASC 606 did not have a material impact on the Company's financial position, results of operations or cash flows for the second quarter of 2019 or the first two quarters of fiscal 2019. Additionally, we do not expect the adoption of the standard to have a material impact to our financial position on an ongoing basis.
Recently issued accounting pronouncements not yet adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve disclosures of the key provisions of ASC 820 by adding, modifying, and removing certain targeted disclosure requirements. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, which would be the Company's fiscal year ending April 3, 2021. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and early adoption is permitted for any removed or modified disclosure while delaying adoption of the remaining disclosures until their effective date. While the Company does not expect the adoption of ASU 2018-13 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2018-13 may have on its financial position, results of operations or cash flows.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in order to (i) improve disclosures related to an entity's risk management activities through better transparency and understandability and (ii) simplify and reduce the complexity of hedge accounting by preparers. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, which would be the Company's fiscal year ending March 28, 2020. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The FASB also issued ASU 2018-16 to modify and clarify portions of ASU 2017-12. While the Company does not expect the adoption of ASU 2017-12 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-12 may have on its financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The FASB has issued ASU 2018-11 to clarify ASU 2016-02 comparative reporting requirements for initial adoption. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, which would be the Company's fiscal year ending March 28, 2020. The Company is still evaluating any potential impact that adoption of ASU 2016-02 may have on its financial position, results of operations or cash flows. The Company is in the preliminary scoping phase of implementation and is currently identifying the impacted leases and preparing to perform initial quantification of the potential impacts. The Company has developed a plan to develop and implement any associated business processes, as well as perform applicable accounting and reporting evaluations in advance of the effective date of the standard.

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
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2018 and March 31, 2018 was as follows (in thousands):

September 29, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$29,871	$—	$—	$29,871
Commercial paper	—	6,495	—	6,495
Total cash equivalents	$29,871	$6,495	$—	$36,366
Short term investments - available for sale:
U.S. treasury fund	$26,793	$—	$—	$26,793
Commercial paper	—	48,904	—	48,904
Corporate bonds	—	36,307	—	36,307
Total short-term investments - available for sale	$26,793	$85,211	$—	$112,004
Forward purchase or sale contracts:
Japanese Yen	$—	$(31)	$—	$(31)
New Taiwan Dollar	—	(18)	—	(18)
Korean Won	—	(24)	—	(24)
Euro	—	(5)	—	(5)
British Pound	—	(10)	—	(10)
Chinese Renminbi	—	12	—	12
Singapore Dollar	—	(1)	—	(1)
Total forward contracts	$—	$(77)	$—	$(77)
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$2,234	$—	$—	$2,234
Money market securities	208	—	—	208
Total deferred compensation plan assets	$2,442	$—	$—	$2,442

March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$41,752	$—	$—	$41,752
U.S. treasury fund	2,500	—	—	2,500
Commercial paper	—	3,498	—	3,498
Corporate bonds	—	1,999	—	1,999
Total cash equivalents	$44,252	$5,497	$—	$49,749
Short term investments - available for sale:
U.S. treasury fund	$10,458	$—	$—	$10,458
Commercial paper	—	25,913	—	25,913
Corporate bonds	—	10,750	—	10,750
Total short-term investments - available for sale	$10,458	$36,663	$—	$47,121
Forward purchase or sale contracts:
Japanese Yen	$—	$(23)	$—	$(23)
New Taiwan Dollar	—	3	—	3
Korean Won	—	(12)	—	(12)
Euro	—	7	—	7
British Pound	—	49	—	49
Chinese Renminbi	—	(29)	—	(29)
Singapore Dollar	—	(1)	—	(1)
Total forward contracts	$—	$(6)	$—	$(6)
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$1,841	$—	$—	$1,841
Money market securities	207	—	—	207
Total deferred compensation plan assets	$2,048	$—	$—	$2,048
*These investments represent assets held in trust for the deferred compensation plan
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at September 29, 2018 and March 31, 2018 were utilized to calculate fair values.
During the first two quarters of fiscal 2019 and 2018, there were no transfers between Level 1, 2 or 3 assets.

Investments
The Company’s investments, including investments classified as cash equivalents, at September 29, 2018 and March 31, 2018 were as follows (in thousands):

		Unrealized
September 29, 2018	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
U.S. treasury fund	$26,800	$—	$(7)	$26,793
Commercial paper	55,399	—	—	55,399
Corporate Bonds	36,322	—	(15)	36,307
Total investments (current)	$118,521	$—	$(22)	$118,499
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$2,150	$292	$—	$2,442
Total investments (non-current)	$2,150	$292	$—	$2,442
		Unrealized
March 31, 2018	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
U.S. treasury fund	$12,975	$—	$(17)	$12,958
Commercial paper	29,411	—	—	29,411
Corporate bonds	12,768	—	(19)	12,749
Total investments (current)	$55,154	$—	$(36)	$55,118
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$1,881	$167	$—	$2,048
Total investments (non-current)	$1,881	$167	$—	$2,048
*These investments represent assets held in trust for the deferred compensation plan
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of September 29, 2018 and March 31, 2018.
4. Inventories
Inventories are principally valued at standard cost, which approximates the lower of cost or net realizable value on a first-in, first-out basis. Components of inventories were as follows:

(In thousands)	Sep 29, 2018	Mar 31, 2018
Raw materials and purchased parts	$60,329	$52,591
Work-in-process	15,038	18,634
Finished goods	6,067	16,461
	$81,434	$87,686
5. Other Assets
Other assets consisted of the following:

(In thousands)	Sep 29, 2018	Mar 31, 2018
Demo and leased equipment, net	$6,658	$6,746
Long term deposits and non-trade receivables	3,261	3,232
Non-current restricted cash	—	1,093
Other non-current assets	3,078	3,709
	$12,997	$14,780

Depreciation expense for demo and leased equipment totaled $0.1 million in the second quarter of fiscal 2019 and $0.1 million for the second quarter of fiscal 2018. For the first two quarters of fiscal 2019 depreciation expense for demo and leased equipment totaled $0.6 million compared to $0.1 million in the first two quarters of fiscal 2018. Of the total $6.7 million and $6.7 million of demo and leased equipment at September 29, 2018 and March 31, 2018, $1.4 million and $3.4 million were leased assets at customer sites generating revenue.
Included in Other non-current assets are long-term investments held in a trust for the deferred compensation plan and other similar items.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Sep 29, 2018	Mar 31, 2018
Payroll-related liabilities	$8,579	$15,879
Product warranty accrual	5,667	4,646
Income taxes payable	4,090	1,152
Purchase order commitments and receipts	2,904	2,978
Customer deposits	1,075	2,214
Current portion, long-term debt	432	421
Other current liabilities	5,683	7,243
	$28,430	$34,533
Included in other current liabilities above are accrued amounts for value-added taxes, income taxes, freight, restructuring activities and other similar items.
7. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Product warranty accrual, beginning	$11,525	$6,538	$10,220	$5,474
Warranty charges incurred, net	(742)	(2,666)	(4,343)	(5,111)
Provision for warranty charges	(1,560)	3,284	3,346	6,793
Product warranty accrual, ending	$9,223	$7,156	$9,223	$7,156
Net warranty charges incurred include labor charges and costs of replacement parts for repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $9.2 million and $7.2 million of product warranty accruals as of September 29, 2018 and September 30, 2017, $3.6 million and $2.3 million were non-current and were included in Other Liabilities on the Condensed Consolidated Balance Sheets. The provision for warranty charges decreased $1.6 million in the second quarter of fiscal 2019, as the cost of supporting our systems decreased by more than the cost of new warranty set-ups.
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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Deferred revenue, beginning	$9,246	$15,616	$10,514	$15,397
Revenue deferred	8,558	31,182	28,284	46,652
Revenue recognized	(9,253)	(30,429)	(30,247)	(45,680)
Deferred revenue, ending	$8,551	$16,369	$8,551	$16,369
Of the total of $8.6 million and $16.4 million of deferred revenue at September 29, 2018 and September 30, 2017, $16 thousand and $0.6 million were non-current and were included in Other Liabilities on the Condensed Consolidated Balance Sheets. For the second quarter of fiscal 2019 and the first two quarters of fiscal 2019, revenue recognized that was included in the opening deferred revenue balance was $2.6 million and $6.9 million, respectively. For the second quarter of fiscal 2019 and the first two quarters of fiscal 2019, $7.9 million and $2.0 million of the beginning customer deposit balance was utilized in each of the periods, respectively. Customer deposits are included as a component of Accrued liabilities on our balance sheet (see Note 6: Accrued Liabilities). The amount of revenue recognized from performance obligations satisfied in prior periods was not material.
9. Long-term Debt
ESI Leasing, LLC (ESI Leasing), a wholly owned subsidiary of the Company, has a loan agreement (Loan Agreement) with First Technology Federal Credit Union (Lender) which provides for a term loan from the Lender to ESI Leasing in the principal amount of $14 million (Loan). The interest rate of the Loan is fixed at 4.75% per annum, except that it may be increased if certain covenants under the Loan Agreement are not satisfied and after and during the continuation of an “Event of Default” as defined in the Loan Agreement. The Loan amortizes over a period of approximately 20 years, with the outstanding principal maturing and becoming due on January 1, 2027. ESI Leasing pays monthly principal and interest payments on the Loan totaling $1.1 million annually through the maturity of the Loan. The Company unconditionally guarantees the Loan. The Company is required to maintain certain deposits with the Lender through March 31, 2019, at which point the restriction will be removed as long as it is in compliance with certain minimum covenants.
The principal maturities for each of the next five twelve-month periods ending on September 29 are as follows:

(In thousands)	2019	2020	2021	2022	2023
Principal maturities	$466	$487	$512	$537	$563
Total debt outstanding on the Loan Agreement were as follows:

(In thousands)	Sep 29, 2018	Mar 31, 2018
Total debt outstanding	$12,982	$13,187
Less: Current portion, long-term debt	(432)	(421)
Long-term debt	$12,550	$12,766
Deferred debt issuance costs related to the above long-term debt as of September 29, 2018 and March 31, 2018 were $285 thousand and $302 thousand, respectively.
10. Revolving Credit Facility
The Company is party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB), which was initially entered into on March 20, 2015 and amended on July 12, 2016. The Credit Facility provides for a senior secured asset-based revolving facility with availability up to $30.0 million, including a $15.0 million sublimit for letters of credit. In the fourth quarter of fiscal 2017, the Company amended and extended the Credit Facility by one year. With this extension, the Credit Facility expires March 20, 2019. At September 29, 2018, the Company had no amounts outstanding under the Credit Facility, was in compliance with all covenants, and was not in default under the Credit Facility. The commitment fee on the amount of unused credit was 0.3 percent. As amended, the Credit Facility allows for a greater level of EBITDA losses, but reduces the level of permitted acquisitions and purchases of capital equipment. If the Company fails to meet the covenants in its Credit Facility or its lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether.

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
12. Shareholders’ Equity
Share Repurchase Program
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company's outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, acceptable share price and other factors. The Company did not repurchase any shares during fiscal 2018 or the first two quarters of fiscal 2019. There is no expiration date for the repurchase program and $18.3 million still remains for future repurchases.
13. Accumulated Other Comprehensive Income (Loss)
The following is a reconciliation of the changes in accumulated other comprehensive income (AOCI):

	Foreign currency translation adjustment	Accumulated other comprehensive income related to benefit plan obligation	Net unrealized loss on available-for-sale securities	Total
Balance at March 31, 2018	$590	$(16)	$(27)	$547
Other comprehensive (loss) income before reclassifications and taxes	(1,741)	10	13	(1,718)
Amounts reclassified from AOCI	—	—	—	—
Tax effect	257	(3)	(3)	251
Other Comprehensive (loss) income	(1,484)	7	10	(1,467)
Balance at September 29, 2018	$(894)	$(9)	$(17)	$(920)
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
The Company granted a total of 276,715 time-based RSUs and 92,500 market-based RSUs during the first two quarters of fiscal 2019, but did not grant any SARs or performance-based RSUs. Grants for the second quarter of fiscal 2019 consisted of 37,715 time-based RSUs.

Share-based compensation expense under the stock incentive plans is included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Cost of sales	$122	$77	$228	$144
Selling, general and administrative	1,279	1,070	2,427	2,131
Research, development and engineering	264	183	509	333
Total share-based compensation expense	$1,665	$1,330	$3,164	$2,608
The Company incurred $13 thousand of capitalizable share-based compensation costs during the two fiscal quarters of 2019. The capitalizable cost was incurred for internal labor hours allocated to the enterprise resource planning software and related systems implementation, which will support the Company's operating and financial function. No capitalized share-based compensation costs were incurred during the 2018 fiscal year. As of September 29, 2018, the Company had $10.9 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 2.0 years.
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
The following table presents net sales information by the four major market categories and associated service sales addressed by the Company's single segment:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Printed Circuit Board	$38,816	$38,187	$105,153	$84,372
Component Test	18,555	7,007	27,960	14,455
Semiconductor	11,227	9,641	30,004	14,822
Industrial Machining	2,665	5,481	5,003	8,760
Service	14,654	10,651	28,421	21,242
Net sales	$85,917	$70,967	$196,541	$143,651
The following table presents net sales information by timing of delivery:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Point-in-time	$79,898	$65,494	$183,954	$132,820
Over-time	6,019	5,473	12,587	10,831
Net sales	$85,917	$70,967	$196,541	$143,651
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Asia	$76,334	$64,053	$175,700	$130,616
Europe	6,468	3,978	11,363	5,929
Americas	3,115	2,936	9,478	7,106
Net sales	$85,917	$70,967	$196,541	$143,651

16. Restructuring and Cost Management Plans
2017 Corporate Restructuring:
In the fourth quarter of 2017, the Company initiated a restructuring plan to improve business effectiveness and streamline operations to achieve a stated target profit level for the Company as a whole. As a part of the restructuring plan, the management team was reorganized from a business unit to a functional structure; the Company closed facilities in Montreal, Canada; Napa, California; and Sunnyvale, California; the Company discontinued certain products; and the Company made select reductions in headcount across the Company. Actions under this plan were completed as of the end of the third quarter of fiscal 2018.
Total expenses related to the plan were $17.1 million in 2018, while no expenses have been incurred in the first two quarters of fiscal 2019. Included in the fiscal 2018 expenses are approximately $13.3 million of charges impacting gross margins, all incurred in the first and second quarters of fiscal 2018, primarily related to impairment of other assets and inventory stemming from the product portfolio program reviews which resulted in discontinuing certain products. Operating expense charges included $2.3 million of facilities and fixed assets charges related to streamlining facilities and discontinued products and $1.3 million of employee severance and related costs. Product portfolio reviews related to the restructuring plan were completed as of the end of the third quarter of fiscal 2018. The impacts of the decisions made in the portfolio reviews involve the use of certain estimates.
The following table presents the total expected restructuring costs as of September 29, 2018 (in thousands):

	Total Expected Costs for the Plan	Costs Recognized from inception of the plan through the Quarter ended Sep 29, 2018	Remaining Costs to be Recognized Subsequent to Sep 29, 2018
Employee severance and related personnel costs	$4,925	$4,925	$—
Site closure costs	1,516	1,516	—
Current asset impairments and other gross profit charges(1)	14,947	14,947	—
Non-current asset impairments	3,033	3,033	—
Other costs	239	239	—
Total	$24,660	$24,660	$—
(1) Current asset impairments include inventory charges recorded in cost of sales.
The following table presents the amounts payable related to the 2017 Corporate Restructuring (in thousands):

	Employee severance and related personnel costs	Site closure costs	Current asset impairments and other gross profit charges	Non-current asset impairments	Other Costs	Total
Balance as of April 1, 2017	$3,247	$888	$—	$—	$—	$4,135
Costs incurred	1,337	627	13,278	1,657	175	17,074
Cash payments	(4,445)	(1,515)	(2,402)	32	(175)	(8,505)
Non-cash items	—	—	(10,876)	(1,689)	—	(12,565)
Balance as of March 31, 2018	$139	$—	$—	$—	$—	$139
Costs incurred	—	—	—	—	—	—
Cash (payments) receipts	(58)	—	—	—	—	(58)
Non-cash items	—	—	—	—	—	—
Balance as of September 29, 2018	$81	$—	$—	$—	$—	$81

Other restructuring plans:
The Company's previously disclosed other restructuring plans are largely complete. No net restructuring costs related to these plans were recorded in the first two quarters of fiscal 2019 while $0.4 million were recorded in fiscal 2018. The amounts payable of $0.1 million at September 29, 2018 are expected to be future cash outflows, primarily relating to facility costs to be paid through the end of the third quarter of fiscal 2019. The Company does not expect to incur additional expenses related to these plans.

The following table presents the amounts related to restructuring costs payable (in thousands):

Restructuring and cost management amounts payable as of April 1, 2017	$861
Cash payments and other adjustments	(980)
Costs incurred	409
Restructuring and cost management amounts payable as of March 31, 2018	290
Cash payments and other adjustments	(196)
Costs incurred	—
Restructuring and cost management amounts payable as of September 29, 2018	$94
Overall restructuring reserve:
As of September 29, 2018, and March 31, 2018, the amount of unpaid restructuring costs included in accrued liabilities on the Consolidated Balance Sheets were $0.2 million and $0.4 million, respectively. Included in the payable balance are amounts for severance and employee benefits, and net lease commitments.
17. Income Taxes
The Tax Cuts and Jobs Act (the Tax Act) was enacted into law in the United States on December 22, 2017. The Tax Act includes various changes to the tax law, including a reduction in the U.S. corporate income tax rate from 35% to 21%.
The Tax Act added section 250 to the Internal Revenue Code, effectively creating a new preferential tax rate for income derived by domestic corporations from serving foreign markets. The new deduction is described as a deduction for foreign-derived intangible income. This lower tax rate provides a new benefit for owning intangible property and conducting business operations in the United States.
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
The Securities and Exchange Commission Staff Accounting Bulletin No. 118 allows the use of provisional amounts in the Company’s financial statements during a measurement period if accounting for the income tax effects of the Tax Act has not been completed when the Company’s financial statements are issued. This measurement period may extend no longer than one year. The Company continues to evaluate the impact the new legislation will have on its financial position, results of operations, and cash flows. Additional technical guidance from the Department of Treasury, the FASB, and other relevant rule-making bodies continue to evolve, which is likely to impact the interpretation of various provisions of the Tax Act. Areas where changes may still occur include, but are not limited to, GILTI, and calculation of deemed repatriation.
18. Earnings Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share data)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net income	$16,835	$4,260	$47,978	$7,162
Weighted average shares used for basic earnings per share	34,606	33,861	34,529	33,647
Incremental diluted shares	1,353	1,013	1,387	1,069
Weighted average shares used for diluted earnings per share	35,959	34,874	35,916	34,716
Net income per share:
Basic	$0.49	$0.13	$1.39	$0.21
Diluted	$0.47	$0.12	$1.34	$0.21

RSUs and SARs representing an additional 0.3 million shares of stock for the second quarter of fiscal 2018 and 0.6 million shares of stock for the first two quarters of fiscal 2018 were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive. Antidilutive shares were immaterial for the second quarter of fiscal 2019 and the first two quarters of fiscal 2019.
19. Merger Agreement
Merger Agreement
On October 29, 2018, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with MKS Instruments, Inc., a Massachusetts corporation (MKS) and EAS Equipment, Inc., a Delaware corporation and a wholly owned subsidiary of MKS (Merger Sub). The Merger Agreement provides for, subject to the terms and conditions of the Merger Agreement, the acquisition of the Company by MKS at a price of $30.00 per share in cash, without interest and subject to deduction for any required withholding tax, through the merger of Merger Sub into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of MKS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes”, “expects”, “projects”, “anticipates,” “plan,” “continue,” “could,” “estimates,” “intends,” “should,” “will,” “may” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. Forward looking statements include any statements regarding anticipated sales, gross margins, our profitability in future periods, our proposed Merger with MKS, our expectations regarding customer processes and our products, our strategies and beliefs regarding the markets in which we compete or may compete and our product development plans to address these markets, the sufficiency of our financial resources to meet our working capital needs for at least the next 12 months, our expectations regarding taxes and tax adjustments, particularly with respect to the Tax Act, our expectations regarding various legal matters, our ability to rapidly increase our production capacity to accommodate demand, sources of our future revenue, the effect of new or recently adopted accounting standards on our business, financial results, results of operations or cash flows, future impairment of goodwill, future anticipated net warranty costs, our products’ ability to satisfy the needs of manufacturers, our relationships with suppliers and customers, trends that drive increases in applications for laser processing, the size and growth of our markets, increased use of our MLCC components, strong global demand for consumer electronics, automotive and other devices using radio frequency for communications, our expected inventory levels, our expected capital expenditures over the next 12 months, our growth of foreign operations, our customer concentrations, the adequacy of our liquidity and financing and our expectations regarding access to credit and our ability to meet the covenants of our Credit Facility, our expectation that we will invest in new product development and enhancements, and working capital requirements and resources. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements involve estimates, assumptions, risks, and uncertainties and are subject to an inherent risk that actual results may differ materially. Factors that may cause or contribute to differences include those discussed below in Item 1A Risk Factors.
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
The second quarter of fiscal 2019 ended September 29, 2018, the first quarter of fiscal 2019 ended June 30, 2018, and the second quarter of fiscal 2018 ended September 30, 2017 were all 13-week periods. Similarly, the two quarters ended September 29, 2018 and the two quarters ended September 30, 2017 each consisted of 26-week periods.
Merger Agreement with MKS Instruments, Inc.
On October 29, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MKS Instruments, Inc., a Massachusetts corporation (MKS) and EAS Equipment, Inc., a Delaware corporation and a wholly owned subsidiary of MKS (Merger Sub). The Merger Agreement provides for, among other things, the acquisition by MKS of the Company. See Note 19: Merger Agreement of the Notes to Condensed Consolidated Financial Statements for additional information. Please also see Item 1A. Risk Factors.

Results of Operations
Second Quarter of Fiscal 2019 Highlights:

•
Total net sales increased by 21% year-over-year to $85.9 million in the second quarter of fiscal 2019 primarily driven by the Component Test market due to increased use of MLCC components, particularly in consumer electronics and automotive applications, which require our tools for processing. Additionally, sales were driven by increased service revenue and increased sales of our wafer mark tools. Backlog at the end of the second quarter of fiscal 2019 remained strong at $105.2 million.

•
Orders in the second quarter of fiscal 2019 were $66.9 million primarily due to increased capacity spend by MLCC producers, as described above. Orders for flex via drilling have experienced cyclical reduction in the first half of fiscal 2019 due to capacity build-up.

•
Gross margin was 45.5% in the second quarter of fiscal 2019, up significantly from 37.4% in the second quarter of fiscal 2018, primarily due to higher sales and lower charges due to restructuring as compared to fiscal 2018.

•
Operating expenses were $20.0 million in the second quarter of fiscal 2019, and represent a $2.1 million decrease compared to the second quarter of fiscal 2018. The decrease was primarily driven by lower restructuring costs as well as lower variable expense. These decreases were partially offset by increased investment in new product development.

•	Net income was $0.47 per diluted share, compared to $0.12 per share a year ago, on higher sales and gross profit combined with lower operating expenses.

•	Operating cash flows were $51.1 million, compared to $18.3 million in the second quarter of fiscal 2018, on higher net income and increased collections of accounts receivable.
Second Quarter Ended September 29, 2018 Compared to Second Quarter Ended September 30, 2017
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Sep 29, 2018	Sep 30, 2017
Net sales	100.0%	100.0%
Cost of sales	54.5	62.6
Gross profit	45.5	37.4
Selling, general and administrative	12.6	16.5
Research, development and engineering	10.7	11.7
Restructuring costs	—	3.0
Operating income	22.2	6.2
Interest and other income (expense), net	0.4	(0.3)
Total non-operating income (loss)	0.4	(0.3)
Income before income taxes	22.6	5.9
Provision for income taxes	3.0	(0.1)
Net income	19.6%	6.0%
Net Sales
The following table presents net sales information by the five major product categories addressed by the Company's single segment:

	Fiscal quarter ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Printed Circuit Board	$38,816	45.1%	$38,187	53.8%
Component Test	18,555	21.6	7,007	9.9
Semiconductor	11,227	13.1	9,641	13.6
Industrial Machining	2,665	3.1	5,481	7.7
Service	14,654	17.1	10,651	15.0
Net sales	$85,917	100.0%	$70,967	100.0%

Net sales for the second quarter of fiscal 2019 of $85.9 million increased $15.0 million or 21% when compared to net sales for the second quarter of fiscal 2018.
Sales of products into the PCB market for the second quarter of fiscal 2019 increased $0.6 million or 2% compared to the second quarter of fiscal 2018. Both quarters reflected the impact of increased demand for flex systems due to the most recent market demand cycle. While the quarters are consistent, the second quarter of fiscal 2018 was due to order demand earlier in the market demand cycle while the second quarter of fiscal 2019 reflected fulfillment against backlog stemming from orders received later in the same market demand cycle. The strong environment was driven by unit growth in consumer electronics and associated capacity additions plus new materials, technologies and applications that require increased levels of complex flexible circuits.
Sales of products into the Component Test market for the second quarter of fiscal 2019 increased $11.5 million or 165% compared to the second quarter of fiscal 2018, primarily driven by equipment capacity shortages resulting from increased demand for MLCC components, particularly in consumer electronics and automotive applications, many of which require our tools for processing.
Sales of products into Semiconductor applications for the second quarter of fiscal 2019 increased $1.6 million or 16% compared to the second quarter of fiscal 2018. This increase was primarily driven by increased sales of our wafer mark and wafer trim products and sales of our new UltrusTM wafer scribing tool.
Sales of products into Industrial Machining applications for the second quarter of 2019 decreased $2.8 million or 51% compared to the second quarter of fiscal 2018. This was primarily due to decreased sales of micromachining systems into PCB cutting applications.
Service revenues for the second quarter of fiscal 2019 increased $4.0 million or 38% compared to the second quarter of fiscal 2018. The increase was primarily driven by increased spare parts revenues resulting from products that we shipped in the last 18 months beginning to come off their warranty period.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$76,334	88.9%	$64,053	90.3%
Europe	6,468	7.5	3,978	5.6
Americas	3,115	3.6	2,936	4.1
Net sales	$85,917	100.0%	$70,967	100.0%
Net sales to Asia increased by $12.3 million or 19% primarily due to higher sales of our MLCC testing tools. Net sales to Europe increased primarily due to increased sales of wafer and circuit trim products.
Gross Profit

	Fiscal quarter ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$39,067	45.5%	$26,532	37.4%
Gross profit was $39.1 million for the second quarter of fiscal 2019, an increase of $12.5 million compared to $26.5 million in the second quarter of fiscal 2018. The gross profit increase was primarily driven by higher net sales across both systems and service as well as $6.1 million of inventory and other asset impairment charges in the second quarter of fiscal 2018 which did not recur in the second quarter of fiscal 2019. The gross margin increase was also driven by the non-recurring impairment charges as well as the favorable impact of higher production volumes and improved mix from greater service revenues.

Operating Expenses

	Fiscal quarter ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$10,838	12.6%	$11,648	16.5%
Research, development and engineering	9,154	10.7	8,274	11.7
Restructuring costs	—	—	2,162	3.0
Operating Expenses	$19,992	23.3%	$22,084	31.2%
Selling, General and Administrative
Selling, general and administration (SG&A) expenses primarily consist of labor and other employee-related expenses, including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the second quarter of fiscal 2019 decreased $0.8 million compared to the second quarter of fiscal 2018. The decrease was primarily due to lower variable expenses and restructuring actions taken in the prior year.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses primarily comprise labor and other employee-related expenses, including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the second quarter of fiscal 2019 increased $0.9 million compared to the second quarter of fiscal 2018, primarily due to increased consulting and materials costs related to investment in new product development.
Restructuring Costs
In the fourth quarter of fiscal 2017, we initiated a restructuring plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs of $2.2 million in the second quarter of fiscal 2018 primarily consisted of $1.2 million of fixed asset write-offs, $0.5 million of facilities lease obligations and $0.5 million of severance and related benefits charges. There were no restructuring costs in the second quarter of 2019. See Note 16: Restructuring and Cost Management Plans for further discussion.
Non-operating Income and Expense

	Fiscal quarter ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Non-Operating Income (Expense)	% of Net Sales	Non-Operating Income (Expense)	% of Net Sales
Interest and other income (expense), net	$383	0.4%	$(229)	(0.3)%
Total non-operating income (expense)	$383	0.4%	$(229)	(0.3)%
Non-operating income, net, consists of interest income and expense, market gains and losses on non-operating assets, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment. Net non-operating income was $383 thousand in the second quarter of fiscal 2019 compared to expense of $229 thousand in the second quarter of fiscal 2018. The increased income in the second quarter of fiscal 2019 was due primarily to a $0.4 million increase in interest income due to our increased investments balance and $0.1 million due to gains from foreign exchange fluctuations.
Income Taxes

	Fiscal quarter ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Benefit	Effective Tax Rate
Provision (benefit) for income taxes	$2,623	13.5%	$(41)	(1.0)%
The income tax provision for the second quarter of fiscal 2019 was $2.6 million on pretax income of $19.5 million for an effective tax rate of 13.5%, compared to a $41 thousand tax benefit on pretax income of $4.2 million for an effective tax rate of (1.0)% in the second quarter of fiscal 2018. The 2019 effective tax rate is higher due to a release of valuation allowance at the end of 2018 and higher profits leading to increased foreign taxes.

Two Quarters Ended September 29, 2018 Compared to Two Quarters Ended September 30, 2017
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Two fiscal quarters ended
	Sep 29, 2018	Sep 30, 2017
Net sales	100.0%	100.0%
Cost of sales	53.1	63.1
Gross profit	46.9	36.9
Selling, general and administrative	10.7	17.1
Research, development and engineering	9.8	12.0
Restructuring costs	—	2.3
Operating income	26.4	5.5
Interest and other income (expense), net	0.4	(0.3)
Total non-operating income (loss)	0.4	(0.3)
Income before income taxes	26.8	5.2
Provision for income taxes	2.4	0.2
Net income	24.4%	5.0%
Net Sales
The following table presents net sales information by product group:

	Two fiscal quarters ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Printed Circuit Board	$105,153	53.5%	$84,372	58.7%
Component Test	27,960	14.2	14,455	10.1
Semiconductor	30,004	15.3	14,822	10.3
Industrial Machining	5,003	2.5	8,760	6.1
Service	28,421	14.5	21,242	14.8
Net sales	$196,541	100.0%	$143,651	100.0%
Net sales for the first two quarters of 2019 increased $52.9 million or 37% from net sales for the first two quarters of fiscal 2018.
Sales of products into the PCB market for the first two quarters of fiscal 2019 increased $20.8 million or 25% compared to the first two quarters of fiscal 2018. Both the first two quarters of fiscal 2018 and the first two quarters of fiscal 2019 reflected the impact of increased demand for flex systems due to the most recent market demand cycle. While the two periods were relatively strong, the first two quarters of fiscal 2018 was due to order demand earlier in the market demand cycle while the first two quarters of fiscal 2019 reflected fulfillment against backlog stemming from orders received later in the same market demand cycle. The strong environment was driven by unit growth in consumer electronics and associated capacity additions plus new materials, technologies and applications that require increased levels of complex flexible circuits.
Sales of products into the Component Test market for the first two quarters of fiscal 2019 increased $13.5 million or 93% compared to the first two quarters of fiscal 2018, primarily driven by equipment capacity shortages resulting from increased demand for MLCC components, particularly in consumer electronics and automotive applications, many of which require our tools for processing.
Sales of products into the Semiconductor market for the first two quarters of fiscal 2019 increased $15.2 million or 102% compared to the first two quarters of fiscal 2018. This increase was primarily driven by increased sales of our new UltrusTM wafer scribing tool and our wafer mark and wafer trim products.
Sales of products into Industrial Machining applications for the first two quarters of fiscal 2019 decreased $3.8 million or 43% compared to the first two quarters of fiscal 2018. This was primarily due to decreased sales of micromachining systems into PCB cutting applications.

Service revenues for the first two quarters of fiscal 2019 increased $7.2 million or 34% compared to the second quarter of fiscal 2018. The increase was primarily driven by increased spare parts revenues resulting from products that we shipped in the last 18 months beginning to come off their warranty period.
The following table presents net sales information by geographic region:

	Two fiscal quarters ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$175,700	89.4%	$130,616	90.9%
Europe	11,363	5.8	5,929	4.1
Americas	9,478	4.8	7,106	4.9
Net sales	$196,541	100.0%	$143,651	100.0%
Net sales in Asia increased to $175.7 million in the first two quarters of fiscal 2019, an increase of $45.1 million compared to $130.6 million in the first two quarters of fiscal 2018 primarily due to higher sales of our MLCC testing tools. Net sales to Americas increased primarily due to sales of the new UltrusTM wafer scribing tools and increased sales of wafer trim products. Europe sales increased primarily due to higher sales of wafer trim products.
Gross Profit

	Two fiscal quarters ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$92,265	46.9%	$52,952	36.9%
Gross profit was $92.3 million for the first two quarters of fiscal 2019, an increase of $39.3 million compared to the first two quarters of fiscal 2018. The gross profit increase was primarily driven by higher net sales across both systems and service as well as $13.3 million of inventory and other asset impairment charges in the first two quarters of fiscal 2018 which did not recur in the first two quarters of fiscal 2019. The gross margin increase was also driven by the non-recurring impairment charges as well as the favorable impact of higher production volumes and improved mix from greater service revenues.
Operating Expenses

	Two fiscal quarters ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$20,968	10.7%	$24,456	17.1%
Research, development and engineering	19,213	9.8	17,208	12.0
Restructuring costs	—	—	3,373	2.3
Operating Expenses	$40,181	20.5%	$45,037	31.4%
Selling, General and Administrative
SG&A expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the first two quarters of 2019 decreased $3.5 million compared to the first two quarters of fiscal 2018. The decrease was primarily due to lower variable expenses and restructuring actions taken in prior periods.
Research, Development and Engineering
RD&E expenses primarily comprise labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first two quarters of 2019 increased $2.0 million compared to the first two quarters of fiscal 2018. The increase was primarily due to increased consulting and materials costs related to investment in new product development.

Restructuring Costs
In the fourth quarter of fiscal 2017, we initiated a restructuring plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs of $3.4 million incurred in the first two quarters of 2018 primarily consisted of $1.7 million of fixed asset write-offs, $0.5 million of facilities lease obligations, and $0.7 million of severance and related benefits charges. There were no restructuring costs in the first two quarters of fiscal 2019. See Note 16: Restructuring and Cost Management Plans for further discussion.
Non-operating Income and Expense

	Two fiscal quarters ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Non-Operating (Expense) Income	% of Net Sales	Non-Operating (Expense) Income	% of Net Sales
Interest and other income (expense), net	$835	0.4%	$(413)	(0.3)%
Total non-operating income (expense)	$835	0.4%	$(413)	(0.3)%
Non-operating income, net, consists of interest income and expense, market gains and losses on non-operating assets, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, and other miscellaneous non-operating items, such as investment impairment. Net non-operating income was $835 thousand in the first two quarters of fiscal 2019 compared to expense of $413 thousand in the first two quarters of fiscal 2018. The change in non-operating income was primarily due to a $0.8 million increase in interest income due to our increased investments balance and $0.4 million due to gains from foreign exchange fluctuations.
Income Taxes

	Two fiscal quarters ended
	Sep 29, 2018		Sep 30, 2017
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$4,941	9.3%	$340	4.5%
The income tax provision for the first two quarters of fiscal 2019 was $4.9 million on pretax income of $52.9 million, an effective tax rate of 9.3%. The 2019 effective tax rate is higher due to release of valuation allowance in 2018 and higher profits leading to increased foreign taxes offset by the discrete $3.2 million benefit from the release of the valuation allowance in the first quarter of 2019. For the first two quarters of fiscal 2018, the income tax provision was $340 thousand on pretax loss of $7.5 million, an effective rate of 4.5%. The provision for taxes for the first two quarters of 2019 has not increased in proportion to the increase in pretax income due to the utilization of historical net operating losses.
Financial Condition and Liquidity
At September 29, 2018, our principal sources of liquidity were cash and cash equivalents of $66.2 million, short-term investments of $112.0 million, current accounts receivable of $38.4 million and up to $30.0 million from our credit facility (see Note 10: Revolving Credit Facility) for a total of $246.6 million, as compared to $217.0 million at March 31, 2018 and $158.3 million at September 30, 2017. At September 29, 2018, we had a current ratio of 5.67 with long-term debt outstanding of $12.6 million (see Note 9: Long-term Debt). Working capital of $250.7 million increased $47.5 million compared to the March 31, 2018 balance of $203.2 million, driven primarily by higher current asset balance due to improved business levels, specifically in our cash, cash equivalents, and short-term investments balances.
Sources and Uses of Cash
Net cash provided by operating activities of $60.8 million for the two quarters ended September 29, 2018 was primarily a result of $48.0 million in net income and a decrease in trade receivables of $24.3 million offset by a decrease in accounts payable and accrued liabilities of $26.1 million. We expect inventory to be consistent with the current levels for the next few months due to changes in product demand.
For the two quarters ended September 29, 2018, net cash used in investing activities was $70.3 million, primarily due to $65.3 million of net purchases of investments. For the two quarters ended September 29, 2018, net cash provided by financing activities was $0.1 million.

A wholly-owned subsidiary of the Company has a loan agreement with First Technology Federal Credit Union that provides for a ten-year term loan with a principal amount of $14 million and with an interest rate fixed at 4.75% per annum, which will come due January 1, 2027. The Company is required to maintain certain deposits with the Lender through March 31, 2019, at which point the restriction will be removed as long as it is in compliance with certain minimum covenants. At September 29, 2018, restricted cash associated with this requirement was $1.1 million and the Company is in compliance with the covenants of the loan.
The Company is also party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB) that provides for a senior secured asset-based revolving facility with availability up to $30 million, including a $15 million sublimit for letters of credit. At September 29, 2018, the Company had no amounts outstanding under the Credit Facility. The Credit Facility expires March 20, 2019. If the Company fails to meet the covenants in the credit facility or the lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether. Refer to Note 9: Long-term Debt and Note 10: Revolving Credit Facility of the Company's condensed consolidated financial statements for further information.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Merger
Our proposed merger with MKS may not be completed within the expected time frame, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.
On October 29, 2018, we entered into the Merger Agreement with MKS and Merger Sub, pursuant to which we would become a wholly-owned subsidiary of MKS if the Merger is completed. The Merger Agreement is subject to closing conditions beyond our control, including the approval of our shareholders and the expiration or early termination of any regulatory waiting periods and receipt of required regulatory approvals, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger might not be completed. In addition, the Merger Agreement may be terminated under specified circumstances.
Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•	If the Merger is not completed, and no other party is willing and able to acquire us at an equivalent price or higher, on terms acceptable to us, the share price of our common stock is may to decline;

•
We have incurred, and continue to incur, significant expenses for professional services in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•	A failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally; and

•	If the Merger Agreement is terminated under specified circumstances, we may be required to pay MKS a $35.65 million termination fee.
The announcement and pendency of our proposed Merger with MKS could adversely affect our business, financial condition, and results of operations.
The announcement and pendency of our proposed Merger with MKS could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the Merger, include:

•	diversion of significant management time and resources towards the completion of the Merger;

•	impairment of our ability to attract and retain key personnel;

•	difficulties maintaining relationships with employees, customers, and other business partners;

•
restrictions on the conduct of our business prior to the completion of the Merger, which prevent us from taking specified actions without the prior consent of MKS, which we might otherwise take in the absence of the Merger Agreement; and

•	potential litigation relating to the Merger and the related costs.

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
Our business depends upon the capital equipment expenditures of manufacturers of microelectronics, PCBs, semiconductors, computers, wireless communications and other electronic products. The capital equipment market for the production of those products has historically been characterized by cyclical variations in capital equipment demand. These sometimes sudden and severe cycles may result from a number of factors, including overall consumer and industrial spending and demand for electronic products that drive manufacturer production, as well as the manufacturer's capacity utilization, timing of new product introductions and demand for customers’ products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult to predict. As a result, our business can vary significantly from quarter to quarter or year to year, as evidenced, for example, by comparing sales of flex PCB in fiscal 2017 to fiscal 2018 with a significant increase in market demand and then to fiscal 2019 where we are seeing a significant softening in the flex PCB market. Downturns particularly affect our profitability given the relative fixed cost structure of our business and the need to continually invest in product technology and support and service for our products.
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
A majority of our revenues are generated from exports to foreign countries, primarily in Asia, which could be adversely affected by political or economic instability, foreign competition, pricing pressures and other factors.
Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over other suppliers, including us. These advantages include, among other things, proximity to customers, lower cost structures, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of our products produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.
We could be negatively affected by ongoing trade disputes and tariffs.
As a result of recent U.S. tariffs on goods imported to the US from China, it added substantial retaliatory tariffs on certain products manufactured in the U.S. and imported to China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Should our products be impacted by these or similar tariffs, our ability to compete with local suppliers could be impacted and our business, financial condition, margins or results of operations may be materially and adversely affected. Our sales into China were approximately 40% and 20% in fiscal 2018 and in the first two quarters of fiscal 2019, respectively. However, approximately 90% of our systems shipped into China are manufactured in our Singapore facility and therefore have a country of origin of Singapore, which presently are not affected by tariffs. We cannot predict whether tariffs would become extended on our Singapore operation or a U.S.-owned business.
Because our revenues largely depend on few customers and certain end markets, we have a greater degree of risk if we lose one of those customers, if we fail to win on new product designs, or if end markets are negatively impacted.
We depend on a few significant customers for a large portion of our revenues, and certain of these customers may be suppliers to relatively few end manufacturers. In the second quarter of fiscal 2019, our top ten customers accounted for approximately 70% of total net sales with our top two customers accounting for 39% and 12% of total net sales, respectively. These concentrations can vary significantly from quarter to quarter and materially impact revenues and results from operations. For example, in fiscal 2018, we had one quarter where our concentration with a single customer was 50% of net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues.
Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries all may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single major customer. A change in demand from end manufacturers, or the customers of our direct customers, may impact the demand we receive across multiple direct customers. Additionally, if the end manufacturers have significant share in their end markets, demand from our customer base could be sensitive to, and be broadly impacted by, negative movements in those end markets. The level of sales to our top customers often depends on winning bids on new designs and features each product cycle, and there is no guarantee of future business based on past design wins.
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

Risks Related to Our Supply Chain and Production
Limitations on our ability to rapidly change our production capacity in a cost-effective manner could result in lower gross margins during sudden downturns and an inability to meet demand in sudden upturns.
To meet rapid changes in demand, such as we have experienced recently, we must effectively manage our resources and production capacity. When upturns occur, it may be difficult to rapidly and effectively increase our manufacturing capacity, or we may be unable to do so, or we may have difficulty procuring sufficient materials to meet sudden increases in customer demand. This could result in shipping delays or the loss of business to our competitors and harm to our relationships with our customers, which may result in penalties or other costs to us. Conversely, during periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions and effectively manage our supply chain. Our ability to timely and effectively reduce our costs in response to rapid downturns is limited by the fixed nature of many of our expenses in the near term, by our need to continue investing in product technology and support and service our products, and by our need to have sufficient production capacity and supply available to respond to sudden increases in demand. This could result in unavoidable short-term costs or excessive inventory levels, including increased risk of inventory obsolescence. If we are not able to timely and cost effectively adapt to changes in our business environment, our business, financial condition or results of operations may be materially and adversely affected.
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
To effectively compete, we must deliver products on schedules required by our customers. Management forecasts demand, both in type and number of products, for us to timely meet customer delivery schedules. We use these forecasts to purchase inventory, some of which have exceptionally long lead times, in advance of our receiving firm customer orders. We also order materials based on our technology roadmap, which represents management’s assessment of technology we will utilize in new product development. Certain types of inventory, such as lasers and optical equipment, are particularly expensive and may only be used in the production of a single type of product. If actual demand is lower than forecast, we may have excessive working capital and slow-turning inventory. In addition, we may incur material charges for excess and obsolete inventory if we cannot sell the inventory. Also, if we alter our technology or product development strategy, we may have unusable inventory, which may also result in material accounting charges. For example, during fiscal 2018, we recorded approximately $13.6 million of charges in cost of sales, primarily due to inventory write-offs associated with discontinued products.

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
For fiscal 2018 and the first two quarters of fiscal 2019, international shipments accounted for 95% of total net shipments while shipments to Asia accounted for 90% of total net shipments. We expect that international shipments will continue to represent a significant percentage of net sales in the future. In addition, we obtain supplies through an international supply chain. Our non-U.S. sales and purchases are subject to risks inherent in international trade, many of which are outside our control and include the following:

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
In the past we have had reorganizations and restructurings, which resulted in site closures and significant turnover of personnel, including key personnel. If similar events were to occur in the future, they may disrupt operating activities, may negatively affect employee morale and loyalty, and may make it more difficult to retain or rehire key personnel.

Our business and reputation could be negatively impacted by cyber-attacks and other security breaches.
We electronically store sensitive data, including intellectual property, our customers’, suppliers’ and business partners’ proprietary business information, and our employees’ personally identifiable information. The secure maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other actions. Further, the increasingly international, mobile-device, internet, and email-based environment in which we do business may subject us to new risks, such as email phishing attempts, or other activities designed to defraud us of funds or sensitive information, and may also provide multiple points of entry for cyber-attacks. Additionally, we rely on a number of third-party “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any breach or other unauthorized access to either our systems or our service-providers’ systems through viruses, loggers, malfeasant code in data or software, or other means could expose us to information loss or disclosure of confidential information and could compromise our networks such that the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation, or hurt our competitive position, which could adversely affect our business, financial position and results of operations.
Our implementation of an updated enterprise resource planning software may result in unintended consequences that could negatively impact our business.
We are upgrading our enterprise resource planning software and related systems that support our operating and financial functions. We may experience difficulties in connection with such upgrades, including loss or corruption of data, compatibility issues, decreases in productivity as our personnel implement and become familiar with the upgrades, higher than expected upgrade costs and other integration challenges or delays. If encountered, a significant problem with the system upgrades could negatively impact our business by disrupting our operations. In addition, a significant problem with the system upgrades, integration with other systems or ongoing management of our enterprise resource planning software and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could adversely affect our business, financial position and results from operations.
Our success could be negatively impacted if we fail to effectively control, oversee and direct foreign subsidiaries, and our global footprint may result in a substantial amount of management effort, cost and uncertainty.
We are a global company operating in multiple jurisdictions. We have significant foreign operations and subsidiaries, including manufacturing facilities in Singapore and China, research and application development facilities in France, China and Korea, and sales and service offices in various countries to enhance responsiveness and access to customers local to these regions. In fiscal 2018, certain additional customer-facing operational resources were moved to countries in Asia, and changes were implemented to our supply chain in regions outside the United States. Our global presence and any changes thereto may subject us to a variety of complexities and risks, many of which may divert a substantial amount of management’s time. These risks include:

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
We may acquire or make significant investments in other businesses with complementary products, services or technologies, which acquisitions and investments may fail to meet our expectations. Our January 2015 acquisition of Wuhan Topwin Optoelectronics Technology Co., Ltd. (Topwin) resulted in an impairment of goodwill and intangibles in fiscal 2017 associated with that reporting unit. After our August 2016 acquisition of Visicon Technologies, Inc. (Visicon), we closed Visicon's Napa, California facility in fiscal 2017. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

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
Our tax liabilities may fluctuate from one period to the next because we operate in numerous tax jurisdictions with a broad range of income tax rates and regulations. Further, we are also periodically under audit by U.S. and foreign tax authorities and may have exposure to additional tax liabilities as a result. Although we believe our tax estimates are reasonable, the final outcome of tax audits and the impact of changes in tax laws or the interpretation of tax laws could result in a material effect on our financial results, tax positions or cash flows in the period or periods in which the determination is made.
We benefit from a tax incentive program in Singapore pursuant to which we paid no Singapore income tax with respect to our Singapore manufacturing operations. The incentive period ends June 30, 2021 and is conditioned on achieving certain business and investment levels. If we do not achieve these criteria, we may lose the incentive benefits.
We have tax losses and tax credits with remaining lives between 5 and 20 years. In the fourth quarter of fiscal 2018, we generated $75.1 million of net income, which resulted in three years of cumulative income. This, combined with our backlog position at March 31, 2018 and our expected ability to utilize certain deferred tax assets and credits prior to their expiration, we believe provided sufficient positive evidence to release $42.3 million of our valuation allowance as of March 31, 2018. A release of the valuation allowance resulted in the recognition of certain deferred tax assets and an income tax benefit for fiscal 2018.
The Tax Cuts and Jobs Act (Tax Act) was enacted into law in the United States on December 22, 2017. We have elected the Staff Accounting Bulletin No. 118 measurement period and will continue to evaluate the impact the new legislation will have on our consolidated financial condition, results of operations, and cash flows. While not limited to the following, we believe the following risks exist:

•
Rule-making and additional technical guidance from the Department of Treasury, the FASB, and other relevant rule-making bodies continues to evolve and is likely to impact the treatment of the impact of the Tax Act.

•
Our assessment remains ongoing; therefore, the final impact of the Tax Act may differ due to changes in interpretations, assumptions and we are not able to fully quantify the impact on our condensed consolidated financial statements at this time.

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
We may require greater working capital to operate than similar size businesses in many other industries. At September 29, 2018, we had working capital of $250.7 million, including $178.2 million in cash, cash equivalents and short-term investments. Our operating cash flows were negative for most quarters between September 2013 and March 2017. Operating cash flows for fiscal 2018 were positive and we generated $67.4 million of operating cash. If cash levels were to decline below our working capital requirements due to investment in inventories as a result of production, less favorable collections, or less favorable payment terms, or a combination of these circumstances, among others, we may need additional cash to sustain operations. In addition, many of our contracts to acquire inventory represent purchase commitments. As a result, if we experience lower than anticipated demand for our products we may not avoid the cost of purchasing the associated inventory.

While we have a credit facility in place, if we fail to meet the covenants in our credit facility or our lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether. Losses, such as those experienced in the second and third quarters of fiscal 2017, negatively impact our ability to maintain compliance with these covenants.
If we have a material decrease in available cash, or require additional cash for operations, and we do not have available credit or other funds and are unable to obtain financing on acceptable terms, or at all, our business and our ability to fully fund operations could be materially and adversely affected.
Our existing indebtedness may limit our business opportunities.
As of the end of the second quarter of fiscal 2019, we have $13.0 million of long-term indebtedness in the form of secured mortgage. This indebtedness is secured by our headquarters in Portland, Oregon. We also have access to a credit facility under which we may borrow up to a maximum of $30 million, subject to meeting certain availability requirements. Nothing was outstanding under this facility and the full amount was available under the facility as of September 29, 2018. This credit facility is secured by our non-real estate assets and we are required to comply with certain financial covenants under the debt agreements, including maintaining a certain level of earnings, a stated debt service coverage ratio and a specified level of certain types of liquid assets, as well as limiting our discretion to make capital expenditures or acquisitions. If we are unable to comply with the covenants in our debt agreements or make payments when due and the lender declares an event of default, any outstanding indebtedness would likely be immediately due and owing and the lenders could foreclose on the collateral securing the debt.

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
We held a total of $4.5 million in acquired intangible assets, net of accumulated amortization, and $2.6 million in goodwill at September 29, 2018. As with the impairment recognized in the fourth quarter of fiscal 2017, events may occur or circumstances change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the reporting unit, which could result in a further write-down of the fair-value of our assets. For example, the performance of our Topwin reporting unit did not meet expectations and, as a result, an impairment of goodwill and intangibles associated with that reporting unit was triggered in fiscal 2017, impacting consolidated earnings.
In addition, certain of our long-lived assets such as leasehold improvements, machinery, equipment, and loan and demo assets may experience impairment as a result of events such as the closure of sites, introduction of new products, decisions to exit certain products or markets, and changes in technology. We depreciate long-lived assets and amortize intangible assets at levels we believe are adequate; however, an impairment of these assets could have a material adverse impact on our business, financial condition and results of operations. For example, due to the fiscal 2017 restructuring plan, $3.0 million of non-current assets were impaired since the beginning of the plan through fiscal 2018 and included in operating expenses.

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
Although we have spent considerable time preparing to implement and implementing the new Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), we do not have extensive experience with the new requirements in practice. The SEC requires us to publish our financial results in short time frames, which could result in our having difficulty implementing the new requirements completely and accurately as intended within the prescribed financial reporting periods. Untimely or inaccurate implementation of ASU 2014-09 could adversely affect our reported financial results. See Note 1: Basis of Presentation and Note 2: Recent Accounting Pronouncements for further information regarding implementation and the changes to our policies and financials due to implementation of ASU 2014-09.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Beginning with the first quarter of fiscal 2019, the Company now breaks out Net sales of Service, interrelated with all four major end markets as a separate line item to provide better insights into revenue streams. As such, the below tables provide comparative presentation for the prior year reported numbers.
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

2.1
Agreement and Plan of Merger by and among the Company, MKS Instruments, Inc. and EAS Equipment, Inc. dated October 29, 2018. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 30, 2018.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K, filed on June 15, 2010.
3.2	2009 Amended and Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 26, 2015.
10.1	Form of Board of Director Time-Based Restricted Stock Unit Award Agreement (August 2018)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	November 6, 2018	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Michael D. Burger
Michael D. Burger
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Allen Muhich
Allen Muhich
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)