Form 10-Q
period 2018-12-29
ELECTRO SCIENTIFIC INDUSTRIES INC
filed 2019-01-30
CIK 726514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of the Registrant’s Common Stock as of January 25, 2019 was 34,422,361 shares.

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
2019 FORM 10-Q QUARTERLY REPORT

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets - at December 29, 2018 and March 31, 2018	3
	Condensed Consolidated Statements of Operations - for the fiscal quarter and three fiscal quarters ended December 29, 2018 and December 30, 2017	4
	Condensed Consolidated Statements of Comprehensive Income - for the fiscal quarter and three fiscal quarters ended December 29, 2018 and December 30, 2017	5
	Condensed Consolidated Statements of Cash Flows - for the three fiscal quarters ended December 29, 2018 and December 30, 2017	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	40
Item 6.	Exhibits and Financial Statement Schedules	41
SIGNATURES		42

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Dec 29, 2018	Mar 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$52,129	$76,792
Short-term investments	123,081	47,121
Trade receivables, net of allowances of $176 and $832	55,557	63,044
Inventories, net	81,846	87,686
Shipped systems pending acceptance	2,693	4,734
Other current assets	6,077	5,493
Total current assets	321,383	284,870
Non-current assets:
Property, plant and equipment (PP&E), net of accumulated depreciation of $86,504 and $83,159	25,623	22,025
Deferred income taxes, net	40,919	43,518
Goodwill	2,626	2,626
Acquired intangible assets, net of accumulated amortization of $23,837 and $22,766	4,099	5,169
Other assets	13,502	14,780
Total assets	$408,152	$372,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,505	$37,354
Accrued liabilities	25,487	34,533
Deferred revenue	8,777	9,818
Total current liabilities	61,769	81,705
Non-current liabilities:
Long-term debt	12,438	12,766
Income taxes payable	2,119	1,901
Other liabilities	7,447	10,258
Total liabilities	83,773	106,630
Commitments and contingencies (See Note 11: Commitments and Contingencies)
Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized; no shares issued	—	—
Common stock, without par value; 100,000 shares authorized; 34,784 and 34,387 issued and outstanding	216,174	210,995
Retained earnings	109,176	54,816
Accumulated other comprehensive (loss) income	(971)	547
Total shareholders’ equity	324,379	266,358
Total liabilities and shareholders’ equity	$408,152	$372,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Dec 29, 2018	Dec 30, 2017	Dec 29, 2018	Dec 30, 2017
Net sales:
Systems	$55,679	$99,418	$223,799	$221,827
Services	12,263	11,422	40,684	32,664
Total net sales	67,942	110,840	264,483	254,491
Cost of sales:
Systems	34,744	52,502	125,377	132,107
Services	7,060	5,182	20,703	16,276
Total cost of sales	41,804	57,684	146,080	148,383
Gross profit	26,138	53,156	118,403	106,108
Operating expenses:
Selling, general and administrative	9,376	11,040	30,344	35,496
Research, development and engineering	8,609	8,165	27,821	25,373
Restructuring costs	—	706	—	4,079
Merger and integration costs	4,277	—	4,277	—
Total operating expenses	22,262	19,911	62,442	64,948
Operating income	3,876	33,245	55,961	41,160
Non-operating income:
Interest and other income, net	1,985	789	2,820	376
Total non-operating income	1,985	789	2,820	376
Income before income taxes	5,861	34,034	58,781	41,536
(Benefit from) provision for income taxes	(479)	61	4,462	401
Net income	$6,340	$33,973	$54,319	$41,135
Net income per share - basic	$0.18	$0.99	$1.57	$1.22
Net income per share - diluted	$0.18	$0.94	$1.50	$1.16
Weighted average number of shares - basic	34,769	34,224	34,623	33,839
Weighted average number of shares - diluted	35,975	36,010	36,127	35,562
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2018	Dec 30, 2017	Dec 29, 2018	Dec 30, 2017
Net income	$6,340	$33,973	$54,319	$41,135
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes of $13, $8, $270 and $8	(44)	581	(1,528)	969
Benefit plan obligation, net of taxes of $(2), $(2), $(5) and $(7)	4	4	11	13
Net unrealized loss on available-for-sale securities, net of taxes of $3, $0, $0 and $0	(11)	(17)	(1)	(18)
Other comprehensive (loss) income:	(51)	568	(1,518)	964
Comprehensive income	$6,289	$34,541	$52,801	$42,099
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELECTRO SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three fiscal quarters ended
(In thousands)	Dec 29, 2018	Dec 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,319	$41,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including acquired intangible amortization	6,528	6,523
Share-based compensation expense	4,868	3,510
Impairment of PP&E and other long-term assets due to restructuring	—	5,610
(Recovery of) provision for doubtful accounts	(550)	603
Deferred income taxes	2,797	2
Loss on sale of PP&E	247	—
Impairment of inventory	—	8,248
Loss on disposal of property and equipment, net	—	101
Gain on sale of laser ablation assets	—	(917)
Changes in operating accounts:
Decrease (increase) in trade receivables, net	7,643	(35,271)
Decrease (increase) in inventories	1,502	(24,402)
Decrease (increase) in shipped systems pending acceptance	2,041	(67)
Decrease in other current assets	518	1,489
(Decrease) increase in accounts payable and accrued liabilities	(21,579)	36,963
Decrease in deferred revenue	(988)	(2,730)
Net cash provided by operating activities	57,346	40,797
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(155,020)	(48,668)
Proceeds from sales and maturities of investments	78,918	17,034
Purchase of property, plant and equipment	(6,670)	(3,079)
Proceeds from sale of laser ablation assets	1,638	2,999
Decrease (increase) in other assets	523	(4,646)
Net cash used in investing activities	(80,611)	(36,360)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(337)	(321)
Payment of withholding taxes on stock-based compensation	(951)	(1,696)
Proceeds from issuance of common stock	1,238	2,624
Net cash (used in) provided by financing activities	(50)	607
Effect of exchange rate changes on cash	(1,337)	562
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(24,652)	5,606
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	77,885	57,732
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$53,233	$63,338
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$(477)	$(496)
Cash paid for income taxes	(1,766)	(979)
Income tax refunds received	34	67
Net increase (decrease) in PP&E and other assets related to transfers from inventory	3,990	(824)
Non-cash additions to PP&E	1,537	483
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
The fiscal quarters ended December 29, 2018 and December 30, 2017 each consisted of 13-week periods. Similarly, the three fiscal quarters ended December 29, 2018 and the three fiscal quarters ended December 30, 2017 each consisted of 39-week periods.
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

Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Other current assets on our balance sheet for fiscal 2019 and in Other long-term assets in fiscal 2018. The following table provides a summary of the Company's cash, cash equivalents and restricted cash position:

(In thousands)	Dec 29, 2018	Mar 31, 2018	Dec 30, 2017
Cash and cash equivalents	$52,129	$76,792	$62,251
Restricted cash included in other current assets	1,104	—	—
Restricted cash included in other long-term assets	—	1,093	1,087
Total cash, cash equivalents and restricted cash	$53,233	$77,885	$63,338
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
Unbilled receivables arise when the Company has performed services and earned amounts related to a customer contract, but has not yet billed those amounts. Unbilled receivables were $1.2 million as of December 29, 2018 and $0.9 million as of March 31, 2018 and were included as a component of Trade receivables, net of allowances, on the Condensed Consolidated Balance Sheets.
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
Contract Assets and Liabilities Arising from Contracts with Customers
Customer deposits are a contract liability representing amounts collected from customers prior to any performance of the contract on the part of the Company. Customer deposits are included as a component of Accrued liabilities on our balance sheet (see Note 6: Accrued Liabilities).
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards, specifically an entity would not apply modification accounting under ASC 718 if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 was effective for the Company as of April 1, 2018, the beginning of fiscal 2019. The adoption of ASU 2017-09 had no material effect on the Company's financial position, results of operations or cash flows.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to disaggregate the current-service-cost component from other components of net benefit cost and provides specific guidance for presentation in the income statement. ASU 2017-07 was effective for the Company as of April 1, 2018, the beginning of fiscal 2019. The adoption of ASU 2017-07 had no material effect on the Company's financial position, results of operations or cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. ASU 2017-09 was effective for the Company as of April 1, 2018, the beginning of fiscal 2019. The adoption of ASU 2016-16 had no material effect on the Company's financial position, results of operations or cash flows.
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
The adoption of ASC 606 did not have a material impact on the Company's financial position, results of operations or cash flows as of and for the fiscal third quarter ended December 29, 2018 or the first three quarters of fiscal 2019 ended December 29, 2018. Additionally, we do not expect the adoption of the standard to have a material impact to our financial position on an ongoing basis.
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
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The FASB has issued ASU 2018-01, ASU 2018-11 and ASU 2018-20 to clarify and make targeted improvements to ASU 2016-02. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, which would be the Company's fiscal year ending March 28, 2020. The Company is still evaluating any potential impact that adoption of ASU 2016-02 may have on its financial position, results of operations or cash flows. The Company is in the preliminary scoping phase of implementation and is currently identifying the impacted leases and preparing to perform initial quantification of the potential impacts. The Company has established a plan to develop and implement any associated business processes, as well as perform applicable accounting and reporting evaluations in advance of the effective date of the standard.

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
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2018 and March 31, 2018 was as follows (in thousands):

December 29, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$21,578	$—	$—	$21,578
Total cash equivalents	$21,578	$—	$—	$21,578
Short term investments - available for sale:
U.S. treasury fund	$26,910	$—	$—	$26,910
Commercial paper	—	58,530	—	58,530
Corporate bonds	—	37,641	—	37,641
Total short-term investments - available for sale	$26,910	$96,171	$—	$123,081
Forward purchase or sale contracts:
Japanese Yen	$—	$24	$—	$24
New Taiwan Dollar	—	5	—	5
Korean Won	—	10	—	10
Euro	—	14	—	14
British Pound	—	19	—	19
Chinese Renminbi	—	(41)	—	(41)
Singapore Dollar	—	1	—	1
Total forward contracts	$—	$32	$—	$32
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$1,874	$—	$—	$1,874
Money market securities	316	—	—	316
Total deferred compensation plan assets	$2,190	$—	$—	$2,190

March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market securities	$41,752	$—	$—	$41,752
U.S. treasury fund	2,500	—	—	2,500
Commercial paper	—	3,498	—	3,498
Corporate bonds	—	1,999	—	1,999
Total cash equivalents	$44,252	$5,497	$—	$49,749
Short term investments - available for sale:
U.S. treasury fund	$10,458	$—	$—	$10,458
Commercial paper	—	25,913	—	25,913
Corporate bonds	—	10,750	—	10,750
Total short-term investments - available for sale	$10,458	$36,663	$—	$47,121
Forward purchase or sale contracts:
Japanese Yen	$—	$(23)	$—	$(23)
New Taiwan Dollar	—	3	—	3
Korean Won	—	(12)	—	(12)
Euro	—	7	—	7
British Pound	—	49	—	49
Chinese Renminbi	—	(29)	—	(29)
Singapore Dollar	—	(1)	—	(1)
Total forward contracts	$—	$(6)	$—	$(6)
Deferred compensation plan assets:*
Mutual funds and exchange traded funds	$1,841	$—	$—	$1,841
Money market securities	207	—	—	207
Total deferred compensation plan assets	$2,048	$—	$—	$2,048
*These investments represent assets held in trust for the deferred compensation plan
For Level 1 assets, the Company utilized quoted prices in active markets for identical assets.
For Level 2 assets, exclusive of forward contracts, the Company utilized quoted prices in active markets for similar assets. For forward contracts, spot prices at December 29, 2018 and March 31, 2018 were utilized to calculate fair values.
During the first three quarters of fiscal 2019 and fiscal 2018, there were no transfers between Level 1, 2 or 3 assets.

Investments
The Company’s investments, including investments classified as cash equivalents, at December 29, 2018 and March 31, 2018 were as follows (in thousands):

		Unrealized
December 29, 2018	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
U.S. treasury fund	$26,912	$—	$(2)	$26,910
Commercial paper	58,530	—	—	58,530
Corporate Bonds	37,675	—	(34)	37,641
Total investments (current)	$123,117	$—	$(36)	$123,081
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$2,226	$—	$(36)	$2,190
Total investments (non-current)	$2,226	$—	$(36)	$2,190
		Unrealized
March 31, 2018	Cost	Gain	Loss	Fair Value
Available-for-sale securities (current):
U.S. treasury fund	$12,975	$—	$(17)	$12,958
Commercial paper	29,411	—	—	29,411
Corporate bonds	12,768	—	(19)	12,749
Total investments (current)	$55,154	$—	$(36)	$55,118
Available-for-sale securities (non-current):
Mutual funds, exchange traded funds and money market securities*	$1,881	$167	$—	$2,048
Total investments (non-current)	$1,881	$167	$—	$2,048
*These investments represent assets held in trust for the deferred compensation plan
For purposes of determining gross realized gains and losses and reclassification out of accumulated other comprehensive income (loss), the cost of securities sold is based on specific identification. Net unrealized holding gains and losses on current available-for-sale securities included in accumulated other comprehensive income (loss) were insignificant as of December 29, 2018 and March 31, 2018.
4. Inventories
Inventories are principally valued at standard cost, which approximates the lower of cost or net realizable value on a first-in, first-out basis. Components of inventories were as follows:

(In thousands)	Dec 29, 2018	Mar 31, 2018
Raw materials and purchased parts	$58,855	$52,591
Work-in-process	15,569	18,634
Finished goods	7,422	16,461
	$81,846	$87,686
5. Other Assets
Other assets consisted of the following:

(In thousands)	Dec 29, 2018	Mar 31, 2018
Demo and leased equipment, net	$7,464	$6,746
Long term deposits and non-trade receivables	2,830	3,232
Non-current restricted cash	—	1,093
Other non-current assets	3,208	3,709
	$13,502	$14,780

Depreciation expense for demo and leased equipment in the first three quarters of fiscal 2019 totaled $0.6 million with no expense occurring in the third quarter of fiscal 2019. Depreciation expense for demo and leased equipment for the first three quarters of fiscal 2018 totaled $0.8 million with $0.6 million occurring in the third quarter of fiscal 2018. Of the total $7.5 million and $6.7 million of demo and leased equipment at December 29, 2018 and March 31, 2018, $1.3 million and $3.4 million were leased assets at customer sites expected to generate revenue.
Included in Other non-current assets are long-term investments held in a trust for the deferred compensation plan and other similar items.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	Dec 29, 2018	Mar 31, 2018
Payroll-related liabilities	$8,880	$15,879
Product warranty accrual	5,387	4,646
Purchase order commitments and receipts	2,136	2,978
Customer deposits	1,051	2,214
Income taxes payable	648	1,152
Current portion, long-term debt	437	421
Other current liabilities	6,948	7,243
	$25,487	$34,533
Included in other current liabilities above are accrued amounts for value-added taxes, freight, restructuring activities and other similar items.
7. Product Warranty
The following is a reconciliation of the changes in the aggregate product warranty accrual:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2018	Dec 30, 2017	Dec 29, 2018	Dec 30, 2017
Product warranty accrual, beginning	$9,223	$7,156	$10,220	$5,474
Warranty charges incurred, net	(2,683)	(3,273)	(7,026)	(8,384)
Provision for warranty charges	1,975	5,067	5,321	11,860
Product warranty accrual, ending	$8,515	$8,950	$8,515	$8,950
Net warranty charges incurred include labor charges and costs of replacement parts for repairs under warranty. These costs are recorded net of any estimated cost recoveries resulting from either successful repair of damaged parts or from warranties offered by the Company’s suppliers for defective components. The provision for warranty charges reflects the estimate of future anticipated net warranty costs to be incurred for all products under warranty at quarter end and is recorded to cost of sales. Of the total of $8.5 million and $9.0 million of product warranty accruals as of December 29, 2018 and December 30, 2017, $3.1 million and $4.5 million were non-current and were included in Other Liabilities on the Condensed Consolidated Balance Sheets.
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

The following is a reconciliation of the changes in deferred revenue:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2018	Dec 30, 2017	Dec 29, 2018	Dec 30, 2017
Deferred revenue, beginning	$8,551	$16,369	$10,514	$15,397
Revenue deferred	9,982	20,009	38,266	66,661
Revenue recognized	(9,628)	(23,991)	(39,875)	(69,671)
Deferred revenue, ending	$8,905	$12,387	$8,905	$12,387
Of the total of $8.9 million and $12.4 million of deferred revenue at December 29, 2018 and December 30, 2017, $0.1 million and $0.4 million were non-current and were included in Other Liabilities on the Condensed Consolidated Balance Sheets. For the third quarter of fiscal 2019 and the first three quarters of fiscal 2019, revenue recognized that was included in the opening deferred revenue balance was $3.9 million and $8.4 million, respectively. For the third quarter of fiscal 2019 and the first three quarters of fiscal 2019, $0.6 million and $2.1 million of the beginning customer deposit balance was utilized in each of the periods, respectively. Customer deposits are included as a component of Accrued liabilities on our balance sheet (see Note 6: Accrued Liabilities). The amount of revenue recognized from performance obligations satisfied in prior periods was not material.
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
The principal maturities for each of the next five twelve-month periods ending on December 29 are as follows:

(In thousands)	2019	2020	2021	2022	2023
Principal maturities	$471	$492	$518	$543	$570
Total debt outstanding on the Loan Agreement were as follows:

(In thousands)	Dec 29, 2018	Mar 31, 2018
Total debt outstanding	$12,875	$13,187
Less: Current portion, long-term debt	(437)	(421)
Long-term debt	$12,438	$12,766
Deferred debt issuance costs related to the above long-term debt as of December 29, 2018 and March 31, 2018 were $277 thousand and $302 thousand, respectively.
See Note 20: Subsequent Events for events related to the Loan Agreement which occurred subsequent to the end of the third quarter of fiscal 2019.
10. Revolving Credit Facility
The Company is party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB), which was initially entered into on March 20, 2015 and amended on July 12, 2016. The Credit Facility provides for a senior secured asset-based revolving facility with availability up to $30.0 million, including a $15.0 million sublimit for letters of credit. The Credit Facility expires March 20, 2019. At December 29, 2018, the Company had no amounts outstanding under the Credit Facility, was in compliance with all covenants, and was not in default under the Credit Facility. The commitment fee on the amount of unused credit was 0.3 percent. As amended, the Credit Facility allows for a greater level of EBITDA losses, but reduces the level of permitted acquisitions and purchases of capital equipment. If the Company fails to meet the covenants in its Credit Facility or its lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether.
See Note 20: Subsequent Events for events related to the Credit Facility which occurred subsequent to the end of the third quarter of fiscal 2019.

11. Commitments and Contingencies
The Company mitigates credit risk by transacting with highly rated counterparties for foreign exchange contracts, letters of credit and other transactions where counterparty risk is a factor. The Company has evaluated the non-performance risks associated with the Company's lenders and other parties and believes them to be insignificant.
On or about November 29, 2018, the Company and members of the Board of Directors were named as defendants in a complaint filed in the U.S. District Court for the District of Oregon by alleged stockholders of the Company in connection with the proposed Merger. The complaint was dated November 29, 2018 and was captioned Brian Morris et. al. v. Electro Scientific Industries, Inc. et al. Five additional complaints were subsequently filed, two in the U.S. District Court for the District of Oregon and three in the Multnomah County Circuit Court in the State of Oregon. The cases filed in the U.S. District Court were dated December 6, 2018 and December 12, 2018 and captioned Melvyn Klein et. al. v. Electro Scientific Industries, Inc. et al. and Donald Mager et. al. v. Electro Scientific Industries, Inc. et al., respectively. The complaints filed in Multnomah County Circuit Court were dated December 5, 2018, December 5, 2018 and December 13, 2018 and captioned Michael Kent et. al v. Electro Scientific Industries, Inc. et al., Christopher Stanley et. al v. Electro Scientific Industries, Inc. et al. and Eduardo Colmenares et. al. v. Electro Scientific Industries, Inc. et al.
These lawsuits are purported class actions brought on behalf of Company stockholders, asserting various claims against members of the Board of Directors, MKS, and Merger Sub, including breach of fiduciary duty and aiding and abetting breach of fiduciary duty. The lawsuits allege that the Merger does not appropriately value the Company, and that the Company’s Merger related disclosures fail to disclose certain material information regarding the Merger. These complaints purport to seek unspecified damages and may seek injunctive relief preventing the consummation of the Merger.
The Company believes that the claims in these complaints are without merit and intends to vigorously defend this litigation. The Company provided supplemental Merger related disclosures to eliminate the burden and expense of litigation and to avoid any possible disruption to the Merger that could result from further litigation. An adverse judgment for monetary damages could have an adverse effect on the operations of the Company. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.
The Company may also be party to various other litigations arising in the normal course of business. Currently, the Company is not party to any other litigation it believes would have a material adverse effect on the Company's financial position, results of operations or cash flows.
12. Shareholders’ Equity
Share Repurchase Program
In December 2011, the Board of Directors authorized a share repurchase program totaling $20.0 million to acquire shares of the Company's outstanding common stock. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, acceptable share price and other factors. The Company did not repurchase any shares during fiscal 2018 or the first three quarters of fiscal 2019. There is no expiration date for the repurchase program and $18.3 million still remains for future repurchases.

13. Accumulated Other Comprehensive Income (Loss)
The following is a reconciliation of the changes in accumulated other comprehensive income (AOCI):

	Foreign currency translation adjustment	Accumulated other comprehensive income related to benefit plan obligation	Net unrealized loss on available-for-sale securities	Total
Balance at March 31, 2018	$590	$(16)	$(27)	$547
Other comprehensive (loss) income before reclassifications and taxes	(1,798)	16	(1)	(1,783)
Amounts reclassified from AOCI	—	—	—	—
Tax effect	270	(5)	—	265
Other Comprehensive (loss) income	(1,528)	11	(1)	(1,518)
Balance at December 29, 2018	$(938)	$(5)	$(28)	$(971)
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
The Company granted a total of 277,915 time-based RSUs and 92,500 market-based RSUs during the first three quarters of fiscal 2019, but did not grant any SARs or performance-based RSUs. No time-based RSUs were granted during the third quarter of fiscal 2019.
Share-based compensation expense under the stock incentive plans is included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2018	Dec 30, 2017	Dec 29, 2018	Dec 30, 2017
Cost of sales	$109	$64	$337	$208
Selling, general and administrative	1,271	498	3,698	2,629
Research, development and engineering	324	151	833	484
Total share-based compensation expense	$1,704	$713	$4,868	$3,321
The Company incurred $25 thousand of capitalizable share-based compensation costs during the first three quarters of fiscal 2019. The capitalizable cost was incurred for internal labor hours allocated to the enterprise resource planning software and related systems implementation, which will support the Company's operating and financial functions. No capitalized share-based compensation costs were incurred during fiscal 2018. As of December 29, 2018, the Company had $9.5 million of total unrecognized share-based compensation costs, net of estimated forfeitures, which are expected to be recognized over a weighted average period of 1.8 years.
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
The following table presents net sales information by the four major market categories and associated service sales addressed by the Company's single segment:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2018	Dec 30, 2017	Dec 29, 2018	Dec 30, 2017
Printed Circuit Board	$9,457	$76,933	$114,610	$161,305
Component Test	31,896	6,504	59,856	20,959
Semiconductor	12,429	10,664	42,433	25,486
Industrial Machining	1,897	5,317	6,900	14,077
Service	12,263	11,422	40,684	32,664
Net sales	$67,942	$110,840	$264,483	$254,491

The following table presents net sales information by timing of delivery:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2018	Dec 30, 2017	Dec 29, 2018	Dec 30, 2017
Point-in-time	$62,607	$104,202	$246,561	$237,022
Over-time	5,335	6,638	17,922	17,469
Net sales	$67,942	$110,840	$264,483	$254,491
Net sales by geographic area, based on the location of the end user, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Dec 29, 2018	Dec 30, 2017	Dec 29, 2018	Dec 30, 2017
Asia	$56,748	$103,069	$232,448	$233,685
Europe	6,127	5,340	17,490	11,269
Americas	5,067	2,431	14,545	9,537
Net sales	$67,942	$110,840	$264,483	$254,491
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
Total expenses related to the plan were $17.1 million in 2018, while no expenses have been incurred in the first three quarters of fiscal 2019. Included in the fiscal 2018 expenses are approximately $13.3 million of charges impacting gross margins, all incurred in the first and second quarters of fiscal 2018, primarily related to impairment of other assets and inventory stemming from the product portfolio program reviews which resulted in discontinuing certain products. Operating expense charges included $2.3 million of facilities and fixed assets charges related to streamlining facilities and discontinued products and $1.3 million of employee severance and related costs. Product portfolio reviews related to the restructuring plan were completed as of the end of the third quarter of fiscal 2018. The impacts of the decisions made in the portfolio reviews involve the use of certain estimates.
The following table presents the total costs incurred by category and expected restructuring costs as of December 29, 2018 (in thousands):

	Total Expected Costs for the Plan	Costs Recognized from inception of the plan through the Quarter ended Dec 29, 2018	Remaining Costs to be Recognized Subsequent to Dec 29, 2018
Employee severance and related personnel costs	$4,925	$4,925	$—
Site closure costs	1,516	1,516	—
Current asset impairments and other gross profit charges(1)	14,947	14,947	—
Non-current asset impairments	3,033	3,033	—
Other costs	239	239	—
Total	$24,660	$24,660	$—
(1) Current asset impairments include inventory charges recorded in cost of sales.

The following table presents the amounts payable related to the 2017 Corporate Restructuring (in thousands):

	Employee severance and related personnel costs	Site closure costs	Current asset impairments and other gross profit charges	Non-current asset impairments	Other Costs	Total
Balance as of April 1, 2017	$3,247	$888	$—	$—	$—	$4,135
Costs incurred	1,337	627	13,278	1,657	175	17,074
Cash payments	(4,445)	(1,515)	(2,402)	32	(175)	(8,505)
Non-cash items	—	—	(10,876)	(1,689)	—	(12,565)
Balance as of March 31, 2018	$139	$—	$—	$—	$—	$139
Costs incurred	—	—	—	—	—	—
Cash (payments) receipts	(58)	—	—	—	—	(58)
Non-cash items	—	—	—	—	—	—
Balance as of December 29, 2018	$81	$—	$—	$—	$—	$81

Other restructuring plans:
The Company's previously disclosed other restructuring plans are largely complete. No net restructuring costs related to these plans were recorded in the first three quarters of fiscal 2019 while $0.4 million were recorded in fiscal 2018. The Company does not expect to incur additional expenses related to these plans.
Overall restructuring reserve:
As of December 29, 2018, and March 31, 2018, the amount of unpaid restructuring costs included in accrued liabilities on the Consolidated Balance Sheets were $0.1 million and $0.4 million, respectively. Included in the payable balance are amounts for severance and employee benefits, and net lease commitments.
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
The Securities and Exchange Commission Staff Accounting Bulletin No. 118 (SAB 118) allows the use of provisional amounts in the Company’s financial statements during a measurement period if accounting for the income tax effects of the Tax Act has not been completed when the Company’s financial statements are issued. The Company has evaluated the new legislation and the additional technical guidance from the Department of Treasury, the FASB, and other relevant rule-making bodies issued to date and updated our financial position, results of operations, and cash flows based upon the available information. The SAB 118 impact relative to net income is an annual tax benefit of $1.8 million representing a 3.1% impact to the effective tax rate for the first three quarters and 31.5% impact to the third quarter. The accounting for the income tax effects of the Act are now complete.
18. Earnings Per Share
The following is a reconciliation of weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share data)	Dec 29, 2018	Dec 30, 2017	Dec 29, 2018	Dec 30, 2017
Net income	$6,340	$33,973	$54,319	$41,135
Weighted average shares used for basic earnings per share	34,769	34,224	34,623	33,839
Incremental diluted shares	1,206	1,786	1,504	1,723
Weighted average shares used for diluted earnings per share	35,975	36,010	36,127	35,562
Net income per share:
Basic	$0.18	$0.99	$1.57	$1.22
Diluted	$0.18	$0.94	$1.50	$1.16
RSUs and SARs representing an additional 0.1 million shares of stock for the third quarter of fiscal 2018 and 0.4 million shares of stock for the first three quarters of fiscal 2018 were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive. Antidilutive shares were immaterial for the third quarter of fiscal 2019 and the first three quarters of fiscal 2019.
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
The Company incurred $4.3 million of merger and integration related costs during the third quarter of fiscal 2019.
See Note 20: Subsequent Events for events related to the Merger Agreement which occurred subsequent to the end of the third quarter of fiscal 2019.
20. Subsequent Events
Merger
On January 10, 2019, the Company held a special meeting of shareholders, and the Company's shareholders voted to approve the previously announced definitive merger agreement with MKS. All necessary regulatory and shareholder approvals are now complete, and subject to the satisfaction of certain remaining customary closing conditions, the transaction is expected to close in early February 2019. Upon the closing of the transaction, trading of the Company's shares on NASDAQ will cease.
Termination of Loan Agreement
On January 17, 2019 and in preparation for the merger with MKS, the Company terminated its Loan Agreement with the Lender, as referenced in Note 9: Long-term Debt, and extinguished the outstanding Loan by way of a $12.9 million cash payment. As part of the termination of the Loan Agreement, the deposit restrictions placed by the Lender on the Company are no longer required.
Termination of Revolving Debt Agreement
On January 17, 2019 and in preparation for the merger with MKS, the Company terminated its Credit Facility with SVB, as referenced in Note 10: Revolving Credit Facility, and extinguished any and all outstanding amounts under the Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes”, “expects”, “projects”, “anticipates,” “plan,” “continue,” “could,” “estimates,” “intends,” “should,” “will,” “may” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. Forward looking statements include any statements regarding anticipated sales, gross margins, our profitability in future periods, our proposed Merger with MKS, our expectations regarding customer processes and our products, our strategies and beliefs regarding the markets in which we compete or may compete and our product development plans to address these markets, the sufficiency of our financial resources to meet our working capital needs for at least the next 12 months, our expectations regarding taxes and tax adjustments, particularly with respect to the Tax Act, our expectations regarding various legal matters, our ability to rapidly increase our production capacity to accommodate demand, sources of our future revenue, the effect of new or recently adopted accounting standards on our business, financial results, results of operations or cash flows, future impairment of goodwill, future anticipated net warranty costs, our products’ ability to satisfy the needs of manufacturers, our relationships with suppliers and customers, trends that drive increases in applications for laser processing, the size and growth of our markets, increased use of our MLCC components, strong global demand for consumer electronics, automotive and other devices using radio frequency for communications, our expected inventory levels, our expected capital expenditures over the next 12 months, our growth of foreign operations, our customer concentrations, the adequacy of our liquidity and financing and our expectations regarding access to credit and our compliance with the covenants of our Credit Facility, our expectation that we will invest in new product development and enhancements, and our working capital requirements and resources. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements involve estimates, assumptions, risks, and uncertainties and are subject to an inherent risk that actual results may differ materially. Factors that may cause or contribute to differences include those discussed below in Item 1A Risk Factors.
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
The third quarter of fiscal 2019 ended December 29, 2018, the second quarter of fiscal 2019 ended September 29, 2018, and the third quarter of fiscal 2018 ended December 30, 2017 were all 13-week periods. Similarly, the three fiscal quarters ended December 29, 2018 and the three fiscal quarters ended December 30, 2017 each consisted of 39-week periods.
Merger Agreement with MKS Instruments, Inc.
On October 29, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MKS Instruments, Inc., a Massachusetts corporation (MKS) and EAS Equipment, Inc., a Delaware corporation and a wholly owned subsidiary of MKS (Merger Sub). The Merger Agreement provides for, among other things, the acquisition by MKS of the Company. See Note 19: Merger Agreement of the Notes to Condensed Consolidated Financial Statements for additional information. Please also see Item 1A. Risk Factors. See Note 20: Subsequent Events for events related to certain closing conditions of the Merger and the Loan Agreement which occurred subsequent to the end of the third quarter of fiscal 2019.

Results of Operations
Third Quarter of Fiscal 2019 Highlights:

•
Total net sales decreased from the second quarter of fiscal 2019 by 21% to $67.9 million in the third quarter of fiscal 2019 primarily driven by decreased sales in the PCB market due to a softening in demand for flex products as customers continue to absorb the significant level of shipments over the last two years. The declines in PCB market sales were partially offset by continued increases in sales to the Component Test market due to increased use of MLCC components, particularly in consumer electronics and automotive applications, which require our tools for processing.

•	Gross margin was 38.5% in the third quarter of fiscal 2019, down from 45.5% in the second quarter of fiscal 2019, primarily due to change in product mix and lower net sales.

•
Operating expenses were $22.3 million in the third quarter of fiscal 2019, and represent a $2.4 million increase compared to the second quarter of fiscal 2019. The increase was primarily driven by $4.3 million of merger related costs such as legal and professional fees.

•	Net income was $0.18 per diluted share, compared to $0.47 per share in the prior quarter, on lower sales and gross profit combined with higher operating expenses.
Third Quarter Ended December 29, 2018 Compared to Third Quarter Ended December 30, 2017
The following table presents results of operations data as a percentage of net sales:

	Fiscal quarter ended
	Dec 29, 2018	Dec 30, 2017
Net sales	100.0%	100.0%
Cost of sales	61.5	52.0
Gross profit	38.5	48.0
Selling, general and administrative	13.8	10.0
Research, development and engineering	12.7	7.4
Merger and integration costs	6.3	—
Restructuring costs	—	0.6
Operating income	5.7	30.0
Interest and other income (expense), net	2.9	0.7
Total non-operating income (loss)	2.9	0.7
Income before income taxes	8.6	30.7
Provision for income taxes	(0.7)	—
Net income	9.3%	30.7%
Net Sales
The following table presents net sales information by the five major product categories addressed by the Company's single segment:

	Fiscal quarter ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Printed Circuit Board	$9,457	13.8%	$76,933	69.4%
Component Test	31,896	46.9	6,504	6.0
Semiconductor	12,429	18.3	10,664	9.6
Industrial Machining	1,897	2.8	5,317	4.8
Service	12,263	18.0	11,422	10.3
Net sales	$67,942	100.0%	$110,840	100.0%
Net sales for the third quarter of fiscal 2019 was $67.9 million, a decrease of $42.9 million or 39% when compared to net sales for the third quarter of fiscal 2018.

Sales of products into the PCB market for the third quarter of fiscal 2019 decreased $67.5 million or 88% compared to the third quarter of fiscal 2018. During the third quarter of fiscal 2018, the flex market was in a period of very strong market demand driven by unit growth in consumer electronics and associated capacity additions plus new materials, technologies and applications that required increased levels of complex flexible circuits. Now that the market is absorbing the capacity added as a result of the strong demand environment, we're seeing significant declines, as evidenced by our third quarter of fiscal 2019 PCB sales.
Sales of products into the Component Test market for the third quarter of fiscal 2019 increased $25.4 million or 390% compared to the third quarter of fiscal 2018, primarily driven by equipment capacity shortages resulting from increased demand for MLCC components, particularly in consumer electronics and automotive applications, many of which require our tools for processing.
Sales of products into Semiconductor applications for the third quarter of fiscal 2019 increased $1.8 million or 17% compared to the third quarter of fiscal 2018. This increase was primarily driven by increased sales of our wafer mark systems.
Sales of products into Industrial Machining applications for the third quarter of fiscal 2019 decreased $3.4 million or 64% compared to the third quarter of fiscal 2018. This was primarily due to decreased sales of micromachining systems into PCB cutting applications.
Service revenues for the third quarter of fiscal 2019 increased $0.8 million or 7% compared to the third quarter of fiscal 2018. The increase was primarily driven by increased time and materials contracts resulting from products that we shipped in the last 18 months beginning to come off their warranty period.
The following table presents net sales information by geographic region:

	Fiscal quarter ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$56,748	83.6%	$103,069	93.0%
Europe	6,127	9.0	5,340	4.8
Americas	5,067	7.5	2,431	2.2
Net sales	$67,942	100.0%	$110,840	100.0%
Net sales to Asia decreased by $46.3 million or 45% primarily due to lower sales of flex tools to the PCB market on softening demand and overcapacity, partially offset by higher sales of our MLCC testing tools.
Gross Profit

	Fiscal quarter ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$26,138	38.5%	$53,156	48.0%
Gross profit was $26.1 million for the third quarter of fiscal 2019, a decrease of $27.0 million compared to $53.2 million in the third quarter of fiscal 2018. The gross profit decrease was primarily driven by lower net system sales and changes in mix to lower profit systems.
Operating Expenses

	Fiscal quarter ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$9,376	13.8%	$11,040	10.0%
Research, development and engineering	8,609	12.7	8,165	7.4
Restructuring costs	—	—	706	0.6
Merger and integration costs	4,277	6.3	—	—
Operating Expenses	$22,262	32.8%	$19,911	18.0%

Selling, General and Administrative
Selling, general and administration (SG&A) expenses primarily consist of labor and other employee-related expenses, including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the third quarter of fiscal 2019 decreased $1.7 million compared to the third quarter of fiscal 2018. The decrease was primarily driven by lower variable expenses and restructuring actions taken in the prior year.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses primarily comprise labor and other employee-related expenses, including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the third quarter of fiscal 2019 increased $0.4 million compared to the third quarter of fiscal 2018, primarily due to increased consulting and materials costs related to investment in new product development.
Restructuring Costs
In the fourth quarter of fiscal 2017, we initiated a restructuring plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs of $0.7 million in the third quarter of fiscal 2018 primarily related to severance payments made to a departed executive. There were no restructuring costs in the third quarter of fiscal 2019. See Note 16: Restructuring and Cost Management Plans for further discussion.
Merger and Integration Costs
In the third quarter of fiscal 2019, the Company incurred $4.3 million of merger related costs such as legal and professional fees related to the Merger. See Note 19: Merger Agreement, and Note 20: Subsequent Events.
Non-operating Income and Expense

	Fiscal quarter ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Non-Operating Income	% of Net Sales	Non-Operating Income	% of Net Sales
Interest and other income, net	$1,985	2.9%	$789	0.7%
Total non-operating income	$1,985	2.9%	$789	0.7%
Non-operating income, net, consists of interest income and expense, market gains and losses on non-operating assets, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, gains related to the sale of the LAD business and other miscellaneous non-operating items, such as investment impairment. Net non-operating income was $2.0 million in the third quarter of fiscal 2019 compared to $0.8 million in the third quarter of fiscal 2018. The increased income in the third quarter of fiscal 2019 was primarily due to $1.6 million of gain related to the finalization of our laser ablation asset sale compared to $0.6 million of gain in the third quarter of fiscal 2018.
Income Taxes

	Fiscal quarter ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Income Tax Benefit	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
(Benefit from) provision for income taxes	$(479)	(8.2)%	$61	0.2%
The income tax benefit for the third quarter of fiscal 2019 was $0.5 million on pretax income of $5.9 million for an effective tax rate of (8.2)%, compared to a $61 thousand tax provision on pretax income of $34.0 million for an effective tax rate of 0.2% in the third quarter of fiscal 2018. The 2019 effective tax rate is lower due to lower corporate tax rates, inclusion of foreign derived intangible income tax deduction and the completion of SAB 118 measurement period resulting in a current quarter benefit of 31.5% and release of additional valuation allowance.
Three Quarters Ended December 29, 2018 Compared to Three Quarters Ended December 30, 2017
Results of Operations
The following table presents results of operations data as a percentage of net sales:

	Three fiscal quarters ended
	Dec 29, 2018	Dec 30, 2017
Net sales	100.0%	100.0%
Cost of sales	55.2	58.3
Gross profit	44.8	41.7
Selling, general and administrative	11.5	13.9
Research, development and engineering	10.5	10.0
Merger and integration costs	1.6	—
Restructuring costs	—	1.6
Operating income	21.2	16.2
Interest and other income (expense), net	1.0	0.1
Total non-operating income (loss)	1.0	0.1
Income before income taxes	22.2	16.3
Provision for income taxes	1.7	0.1
Net income	20.5%	16.2%
Net Sales
The following table presents net sales information by product group:

	Three fiscal quarters ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Printed Circuit Board	$114,610	43.3%	$161,305	63.4%
Component Test	59,856	22.6	20,959	8.2
Semiconductor	42,433	16.0	25,486	10.0
Industrial Machining	6,900	2.6	14,077	5.5
Service	40,684	15.4	32,664	12.8
Net sales	$264,483	100.0%	$254,491	100.0%
Net sales for the first three quarters of fiscal 2019 increased $10.0 million or 4% from net sales for the first three quarters of fiscal 2018.

Sales of products into the PCB market for the first three quarters of fiscal 2019 decreased $46.7 million or 29% compared to the first three quarters of fiscal 2018. During the first three quarters of fiscal 2018 the flex market was in a period of very strong market demand driven by unit growth in consumer electronics and associated capacity additions plus new materials, technologies and applications that require increased levels of complex flexible circuits. During the first three quarters of fiscal 2019, the market has softened from that very strong demand environment as the market absorbs the high level of flex drilling capacity shipped in fiscal 2018 and as evidenced by our third quarter of fiscal 2019 PCB sales.
Sales of products into the Component Test market for the first three quarters of fiscal 2019 increased $38.9 million or 186% compared to the first three quarters of fiscal 2018, primarily driven by equipment capacity shortages resulting from increased demand for MLCC components, particularly in consumer electronics and automotive applications, many of which require our test tools for processing.
Sales of products into the Semiconductor market for the first three quarters of fiscal 2019 increased $16.9 million or 66% compared to the first three quarters of fiscal 2018. This increase was primarily driven by increased sales of our new UltrusTM wafer scribing tool and our wafer mark products.
Sales of products into Industrial Machining applications for the first three quarters of fiscal 2019 decreased $7.2 million or 51% compared to the first three quarters of fiscal 2018. This was primarily due to decreased sales of micromachining systems into PCB cutting applications.
Service revenues for the first three quarters of fiscal 2019 increased $8.0 million or 25% compared to the first three quarters of fiscal 2018. The increase was primarily driven by increased spare parts revenues resulting from products that we shipped in the last 18 months beginning to come off their warranty period.
The following table presents net sales information by geographic region:

	Three fiscal quarters ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Asia	$232,448	87.9%	$233,685	91.8%
Europe	17,490	6.6	11,269	4.4
Americas	14,545	5.5	9,537	3.7
Net sales	$264,483	100.0%	$254,491	100.0%
Net sales in Asia decreased slightly to $232.4 million in the first three quarters of fiscal 2019, a decrease of $1.2 million compared to $233.7 million in the first three quarters of fiscal 2018 with decreases in flex sales to the PCB market being mostly offset by higher sales of our MLCC testing tools. Europe sales increased primarily due to higher sales of circuit trim products. Net sales to Americas increased primarily due to flex sales to the PCB market and increased sales of wafer trim products.
Gross Profit

	Three fiscal quarters ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
Gross Profit	$118,403	44.8%	$106,108	41.7%
Gross profit was $118.4 million for the first three quarters of fiscal 2019, an increase of $12.3 million compared to the first three quarters of fiscal 2018. The gross profit increase was primarily driven by $13.3 million of inventory and other asset impairment charges in the first three quarters of fiscal 2018 which did not recur in the first three quarters of fiscal 2019 and higher net sales, partially offset by increased manufacturing expenses and absorption costs.

Operating Expenses

	Three fiscal quarters ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Expense	% of Net Sales	Expense	% of Net Sales
Selling, general and administrative	$30,344	11.5%	$35,496	13.9%
Research, development and engineering	27,821	10.5	25,373	10.0
Restructuring costs	—	—	4,079	1.6
Merger and integration costs	4,277	1.6	—	—
Operating Expenses	$62,442	23.6%	$64,948	25.5%
Selling, General and Administrative
SG&A expenses primarily consist of labor and other employee-related expenses including share-based compensation expense, travel expenses, professional fees, sales commissions and facilities costs. SG&A expenses for the first three quarters of fiscal 2019 decreased $5.2 million compared to the first three quarters of fiscal 2018. The decrease was primarily due to lower variable expenses and restructuring actions taken in prior periods.
Research, Development and Engineering
RD&E expenses primarily comprise labor and other employee-related expenses including share-based compensation expense, professional fees, project materials costs, equipment costs and facilities costs. RD&E expenses for the first three quarters of fiscal 2019 increased $2.4 million compared to the first three quarters of fiscal 2018. The increase was primarily due to increased consulting and materials costs related to investment in new product development.
Restructuring Costs
In the fourth quarter of fiscal 2017, we initiated a restructuring plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs of $4.1 million incurred in the first three quarters of fiscal 2018 primarily consisted of $1.7 million of fixed asset write-offs, $0.8 million of facilities lease obligations, and $1.4 million of severance and related benefits charges. There were no restructuring costs in the first three quarters of fiscal 2019. See Note 16: Restructuring and Cost Management Plans for further discussion.
Merger and Integration Costs
In the first three quarters of fiscal 2019, the Company incurred $4.3 million of merger related costs such as legal and professional fees related to the Merger. See Note 19: Merger Agreement, and Note 20: Subsequent Events.
Non-operating Income and Expense

	Three fiscal quarters ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Non-Operating Income	% of Net Sales	Non-Operating Income	% of Net Sales
Interest and other income, net	$2,820	1.0%	$376	0.1%
Total non-operating income	$2,820	1.0%	$376	0.1%
Non-operating income, net, consists of interest income and expense, market gains and losses on non-operating assets, realized and unrealized foreign exchange gains and losses, bank charges, investment management fees, gains related to the sale of the LAD business, and other miscellaneous non-operating items, such as investment impairment. Net non-operating income was $2.8 million in the first three quarters of fiscal 2019 compared to income of $0.4 million in the first three quarters of fiscal 2018. The change in non-operating income was primarily due to gains related to the finalization of the LAD sale as well as increased interest income due to our increased investments balance and gains from foreign exchange fluctuations.

Income Taxes

	Three fiscal quarters ended
	Dec 29, 2018		Dec 30, 2017
(In thousands, except percentages)	Income Tax Provision	Effective Tax Rate	Income Tax Provision	Effective Tax Rate
Provision for income taxes	$4,462	7.6%	$401	1.0%
The income tax provision for the first three quarters of fiscal 2019 was $4.5 million on pretax income of $58.8 million, an effective tax rate of 7.6%. The 2019 effective tax rate is higher relative to 2018 due to the release of valuation allowance in 2018. For the first three quarters of fiscal 2018, the income tax provision was $401 thousand on pretax income of $41.5 million, an effective rate of 1.0%.
Financial Condition and Liquidity
At December 29, 2018, our principal sources of liquidity were cash and cash equivalents of $52.1 million, short-term investments of $123.1 million, current accounts receivable of $55.6 million and up to $30.0 million from our Credit Facility (see Note 10: Revolving Credit Facility and Note 20: Subsequent Events) for a total of $260.8 million, as compared to $217.0 million at March 31, 2018 and $204.7 million at December 30, 2017. At December 29, 2018, we had a current ratio of 5.20 with long-term debt outstanding of $12.4 million (see Note 9: Long-term Debt and Note 20: Subsequent Events). Working capital of $259.6 million increased $56.4 million compared to the March 31, 2018 balance of $203.2 million, driven primarily by higher current asset balance due to improved business levels, specifically in our cash, cash equivalents, and short-term investments balances.
Sources and Uses of Cash
Net cash provided by operating activities of $57.3 million for the three fiscal quarters ended December 29, 2018 was primarily a result of $54.3 million in net income and a decrease in trade receivables of $7.6 million offset by a decrease in accounts payable and accrued liabilities of $21.6 million.
For the three fiscal quarters ended December 29, 2018, net cash used in investing activities was $80.6 million, primarily due to $76.1 million of net purchases of investments. For the three fiscal quarters ended December 29, 2018, net cash used in financing activities was $0.1 million.
A wholly-owned subsidiary of the Company has a loan agreement with First Technology Federal Credit Union that provides for a ten-year term loan with a principal amount of $14 million and with an interest rate fixed at 4.75% per annum, which will come due January 1, 2027. The Company is required to maintain certain deposits with the Lender through March 31, 2019, at which point the restriction will be removed as long as it is in compliance with certain minimum covenants. At December 29, 2018, restricted cash associated with this requirement was $1.1 million and the Company was in compliance with the covenants of the loan. See Note 20: Subsequent Events for events related to the Credit Facility which occurred subsequent to the end of the third quarter of fiscal 2019.
The Company is also party to a loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB) that provides for a senior secured asset-based revolving facility with availability up to $30 million, including a $15 million sublimit for letters of credit. At December 29, 2018, the Company had no amounts outstanding under the Credit Facility. The Credit Facility expires March 20, 2019. If the Company fails to meet the covenants in the credit facility or the lenders fail to fund, access to the facility may be limited or the facility may become unavailable altogether. Refer to Note 9: Long-term Debt and Note 10: Revolving Credit Facility of the Company's condensed consolidated financial statements for further information. See Note 20: Subsequent Events for events related to the Loan Agreement which occurred subsequent to the end of the third quarter of fiscal 2019.
The Company is expected to incur capital expenditures of approximately $6 million in the next twelve months primarily due to the upgrade of its enterprise resource planning software and related systems that support its operating and financial functions.
We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations, capital expenditures and contractual obligations for at least the next twelve months.
Critical Accounting Policies and Estimates
We reaffirm the “Critical Accounting Policies and Estimates” in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, reported in our Form 10-K for the year ended March 31, 2018. Due to the adoption of accounting standard ASC 606 in the first quarter of fiscal 2019 using the modified retrospective transition approach, we have updated certain revenue related policies, see Note 1: Basis of Presentation.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On or about November 29, 2018, the Company and members of the Board of Directors were named as defendants in a complaint filed in the U.S. District Court for the District of Oregon by alleged stockholders of the Company in connection with the proposed Merger. The complaint was dated November 29, 2018 and was captioned Brian Morris et. al. v. Electro Scientific Industries, Inc. et al. Five additional complaints were subsequently filed, two in the U.S. District Court for the District of Oregon and three in the Multnomah County Circuit Court in the State of Oregon. The cases filed in the U.S. District Court were dated December 6, 2018 and December 12, 2018 and captioned Melvyn Klein et. al. v. Electro Scientific Industries, Inc. et al. and Donald Mager et. al. v. Electro Scientific Industries, Inc. et al., respectively. The complaints filed in Multnomah County Circuit Court were dated December 5, 2018, December 5, 2018 and December 13, 2018 and captioned Michael Kent et. al v. Electro Scientific Industries, Inc. et al., Christopher Stanley et. al v. Electro Scientific Industries, Inc. et al. and Eduardo Colmenares et. al. v. Electro Scientific Industries, Inc. et al.

These lawsuits are purported class actions brought on behalf of Company stockholders, asserting various claims against members of the Board of Directors, MKS, and Merger Sub, including breach of fiduciary duty and aiding and abetting breach of fiduciary duty. The lawsuits allege that the Merger does not appropriately value the Company, and that the Company’s Merger related disclosures fail to disclose certain material information regarding the Merger. These complaints purport to seek unspecified damages and may seek injunctive relief preventing the consummation of the Merger.

The Company believes that the claims in these complaints are without merit and intends to vigorously defend this litigation. The Company provided supplemental Merger related disclosures to eliminate the burden and expense of litigation and to avoid any possible disruption to the Merger that could result from further litigation. An adverse judgment for monetary damages could have an adverse effect on the operations of the Company. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.
We are also involved in various routine legal matters in the ordinary course of business, either asserted or unasserted, and investigations incidental to the business. In the opinion of management, ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
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
On October 29, 2018, we entered into the Merger Agreement with MKS and Merger Sub, pursuant to which we would become a wholly-owned subsidiary of MKS if the Merger is completed. Though our shareholders approved the Merger on January 10, 2019, the Merger Agreement remains subject to closing conditions beyond our control including the absence of certain adverse changes in our business, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger might not be completed. In addition, the Merger Agreement may be terminated under specified circumstances.

Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•	If the Merger is not completed, and no other party is willing and able to acquire us at an equivalent price or higher, on terms acceptable to us, the share price of our common stock may decline;

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
The pendency of our proposed Merger with MKS could adversely affect our business, financial condition, and results of operations.
The pendency of our proposed Merger with MKS could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the Merger, include:

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
As a result of recent U.S. tariffs on goods imported to the US from China, China added substantial retaliatory tariffs on certain products manufactured in the U.S. and imported to China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Should our products be impacted by these or similar tariffs or trade restrictions, our ability to compete with local suppliers could be impacted and our business, financial condition, margins or results of operations may be materially and adversely affected. Our sales into China were approximately 40% and 20% of our total net sales in fiscal 2018 and in the first three quarters of fiscal 2019, respectively. However, approximately 90% of our systems shipped into China are manufactured in our Singapore facility and therefore have a country of origin of Singapore, which presently are not affected by tariffs. We cannot predict whether tariffs would become extended to our Singapore operation or a U.S.-owned business.
Because our revenues largely depend on few customers and certain end markets, we have a greater degree of risk if we lose one of those customers, if we fail to win on new product designs, or if end markets are negatively impacted.
We depend on a few significant customers for a large portion of our revenues, and certain of these customers may be suppliers to relatively few end manufacturers. In the third quarter of fiscal 2019, our top ten customers accounted for approximately 63% of total net sales with our top two customers accounting for 16% and 13% of total net sales, respectively. These concentrations can vary significantly from quarter to quarter and materially impact revenues and results from operations. For example, in fiscal 2018, we had one quarter where our concentration with a single customer was 50% of net sales. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues.
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
For the first three quarters of fiscal 2019 and fiscal year 2018, international shipments accounted for 94% and 95% of total net shipments while shipments to Asia accounted for 87% and 90% of total net shipments. We expect that international shipments will continue to represent a significant percentage of net sales in the future. In addition, we obtain supplies through an international supply chain. Our non-U.S. sales and purchases are subject to risks inherent in international trade, many of which are outside our control and include the following:

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
The Tax Cuts and Jobs Act (Tax Act) was enacted into law in the United States on December 22, 2017. We have elected the Staff Accounting Bulletin No. 118 (SAB 118) measurement period and will continue to evaluate the impact the new legislation will have on our consolidated financial condition, results of operations, and cash flows. While not limited to the following, we believe the following risks exist:

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

The Company has evaluated the new legislation and the additional technical guidance from the Department of Treasury, the FASB, and other relevant rule-making bodies issued to date and updated our financial position, results of operations, and cash flows based upon the available information. As a result of evaluating the new rules and regulations relating Internal Revenue Code (IRC) §965 regarding the deemed repatriation of foreign earnings and how it impacts the Company, the Company made the basis election under Prop. Reg. Section 1.965-2(f)(2), allowing the Company to make certain basis adjustments with respect to the stock of each deferred foreign income corporation and each earnings and profits deficit foreign corporation. The change resulted in the recognition of capital gain for which there was sufficient excess capital loss carried forward to fully offset the gain. Furthermore, the valuation allowance recorded against the excess capital loss carry carry-forward was reversed. As a result the financial arising from the change was minimal.
Risks Related to Financial Matters
If we cannot meet our liquidity needs, we may not have sufficient working capital to continue our business operations.
We may require greater working capital to operate than similar size businesses in many other industries. At December 29, 2018, we had working capital of $259.6 million, including $175.2 million in cash, cash equivalents and short-term investments. Our operating cash flows were negative for the third quarter of fiscal 2019 and for most quarters between September 2013 and March 2017. If cash levels were to decline below our working capital requirements due to investment in inventories as a result of production, less favorable collections, or less favorable payment terms, or a combination of these circumstances, among others, we may need additional cash to sustain operations. In addition, many of our contracts to acquire inventory represent purchase commitments. As a result, if we experience lower than anticipated demand for our products we may not avoid the cost of purchasing the associated inventory.
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
Termination of our Loan Agreement and Credit Facility may limit our ability to meet the immediate needs of the business until the Merger is completed.
As of the end of the third quarter of fiscal 2019, we had $12.9 million of long-term indebtedness in the form of secured mortgage. This indebtedness was secured by our headquarters in Portland, Oregon. We also had access to a credit facility under which we could borrow up to a maximum of $30 million, subject to meeting certain availability requirements. Nothing was outstanding under this facility and the full amount was available under the facility as of December 29, 2018. Subsequent to the end of the third quarter of fiscal 2019 and in preparation for the Merger, the Company paid off the Loan Agreement and terminated the Credit Facility; see Note 20: Subsequent Events. If the Merger were to be delayed for an extended period of time or was not completed, the lack of available credit and use of cash to pay down the loan could limit our ability to adequately respond to market or business downturns or opportunities.

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
We held a total of $4.1 million in acquired intangible assets, net of accumulated amortization, and $2.6 million in goodwill at December 29, 2018. As with the impairment recognized in the fourth quarter of fiscal 2017, events may occur or circumstances change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the reporting unit, which could result in a further write-down of the fair-value of our assets. For example, the performance of our Topwin reporting unit did not meet expectations and, as a result, an impairment of goodwill and intangibles associated with that reporting unit was triggered in fiscal 2017, impacting consolidated earnings.
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

	Fiscal quarter ended
	Jul 1, 2017			Sep 30, 2017
(In thousands)	As reported	Adjustment	As Reclassified	As reported	Adjustment	As Reclassified
Printed Circuit Board	$52,318	$(6,133)	$46,185	$43,541	$(5,354)	$38,187
Component Test	8,181	(733)	7,448	7,677	(670)	7,007
Semiconductor	6,737	(1,556)	5,181	12,028	(2,387)	9,641
Industrial Machining	5,448	(2,169)	3,279	7,721	(2,240)	5,481
Service	—	10,591	10,591	—	10,651	10,651
Net sales	$72,684	$—	$72,684	$70,967	$—	$70,967

	Fiscal quarter ended
	Dec 30, 2017			Mar 31, 2018
(In thousands)	As reported	Adjustment	As Reclassified	As reported	Adjustment	As Reclassified
Printed Circuit Board	$83,799	$(6,866)	$76,933	$76,772	$(5,876)	$70,896
Component Test	7,473	(969)	6,504	9,459	(1,058)	8,401
Semiconductor	12,351	(1,687)	10,664	24,055	(1,693)	22,362
Industrial Machining	7,217	(1,900)	5,317	3,107	(1,244)	1,863
Service	—	11,422	11,422	—	9,871	9,871
Net Sales	$110,840	$—	$110,840	$113,393	$—	$113,393

Item 6. Exhibits
This list is intended to constitute the exhibit index.

3.1	Third Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K, filed on June 15, 2010.
3.2	2009 Amended and Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 26, 2015.
3.3	Amendment to 2009 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 30, 2018.
99.1	Form of Shareholder Agreement, dated October 29, 2018. Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 30, 2018.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date:	January 30, 2019	ELECTRO SCIENTIFIC INDUSTRIES, INC.
		By:	/s/ Michael D. Burger
Michael D. Burger
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Allen Muhich
Allen Muhich
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)